Form 10-Q
period 2017-06-30
Brighthouse Financial, Inc.
filed 2017-08-15
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-37905

Brighthouse Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3846992
(State of incorporation)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(980) 365-7100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At August 13, 2017, 119,773,106 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Combined Financial Statements (at June 30 2017 (Unaudited) and December 31, 2016 and for the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)):
	Interim Condensed Combined Balance Sheets	2
	Interim Condensed Combined Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Combined Statements of Shareholder’s Net Investment and Noncontrolling Interests	4
	Interim Condensed Combined Statements of Cash Flows	5
	Notes to the Interim Condensed Combined Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	10
	Note 3 — Insurance	15
	Note 4 — Investments	17
	Note 5 — Derivatives	30
	Note 6 — Fair Value	44
	Note 7 — Debt and Collateral Financing Arrangement	62
	Note 8 — Shareholder’s Net Investment	63
	Note 9 — Other Expenses	66
	Note 10 — Pro Forma Earnings Per Share	66
	Note 11 — Contingencies, Commitments and Guarantees	66
	Note 12 — Related Party Transactions	68
	Note 13 — Subsequent Events	73
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	75
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	128
Item 4.	Controls and Procedures	128

Part II — Other Information
Item 1.	Legal Proceedings	129
Item 1A.	Risk Factors	129
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	131
Item 4.	Mine Safety Disclosures	131
Item 5.	Other Information	131
Item 6.	Exhibits	133

Signatures		135

Exhibit Index		E-1

Brighthouse Financial, Inc.
Interim Condensed Combined Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $59,277 and $58,715, respectively; includes $0 and $3,413, respectively, relating to variable interest entities)	$63,507	$61,388
Equity securities available-for-sale, at estimated fair value (cost: $247 and $280, respectively)	278	300
Mortgage loans (net of valuation allowances of $44 and $40, respectively; includes $123 and $136, respectively, at estimated fair value, relating to variable interest entities)	10,263	9,378
Policy loans	1,513	1,517
Real estate and real estate joint ventures	302	215
Other limited partnership interests	1,623	1,642
Short-term investments, principally at estimated fair value	1,286	1,288
Other invested assets, principally at estimated fair value	3,037	4,904
Total investments	81,809	80,632
Cash and cash equivalents, principally at estimated fair value (includes $0 and $9, respectively, relating to variable interest entities)	4,443	5,228
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	608	693
Premiums, reinsurance and other receivables	13,415	14,647
Deferred policy acquisition costs and value of business acquired	6,464	6,293
Current income tax recoverable	1,423	778
Other assets	600	616
Separate account assets	115,566	113,043
Total assets	$224,328	$221,930
Liabilities, Shareholder’s Net Investment and Noncontrolling Interests
Liabilities
Future policy benefits	$34,352	$33,372
Policyholder account balances	37,296	37,526
Other policy-related balances	2,985	3,045
Payables for collateral under securities loaned and other transactions	7,121	7,390
Long-term debt (includes $16 and $23, respectively, at estimated fair value, relating to variable interest entities)	3,016	1,910
Collateral financing arrangement	—	2,797
Deferred income tax liability	2,337	2,056
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	5,190	5,929
Separate account liabilities	115,566	113,043
Total liabilities	207,863	207,068
Contingencies, Commitments and Guarantees (Note 11)
Shareholder’s Net Investment and Noncontrolling Interests
Shareholder’s net investment	14,521	13,597
Accumulated other comprehensive income (loss)	1,894	1,265
Total Shareholder’s net investment	16,415	14,862
Noncontrolling interests	50	—
Total shareholder’s net investment and noncontrolling interests	16,465	14,862
Total liabilities, shareholder’s net investment and noncontrolling interests	$224,328	$221,930
See accompanying notes to the interim condensed combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Combined Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$218	$281	$394	$674
Universal life and investment-type product policy fees	957	936	1,910	1,867
Net investment income	766	805	1,548	1,553
Other revenues	162	347	236	432
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	(1)	(2)	(1)	(18)
Other net investment gains (losses)	1	22	(54)	(23)
Total net investment gains (losses)	—	20	(55)	(41)
Net derivative gains (losses)	(78)	(2,973)	(1,043)	(2,680)
Total revenues	2,025	(584)	2,990	1,805
Expenses
Policyholder benefits and claims	785	1,153	1,649	1,890
Interest credited to policyholder account balances	284	291	559	581
Amortization of deferred policy acquisition costs and value of business acquired	21	(281)	(127)	(35)
Other expenses	614	493	1,178	1,045
Total expenses	1,704	1,656	3,259	3,481
Income (loss) before provision for income tax	321	(2,240)	(269)	(1,676)
Provision for income tax expense (benefit)	75	(817)	(166)	(660)
Net income (loss)	$246	$(1,423)	$(103)	$(1,016)
Comprehensive income (loss)	$634	$(1,247)	$526	$93
Pro forma earnings per common share:
Basic	$2.05	$(11.88)	$(0.86)	$(8.48)
See accompanying notes to the interim condensed combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Combined Statements of Shareholder’s Net Investment and Noncontrolling Interests
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Shareholder’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Net Investment	Noncontrolling Interests	Total Shareholder’s Net Investment and Noncontrolling Interests
Balance at December 31, 2016	$13,597	$1,265	$14,862	$—	$14,862
Change in net investment	1,027		1,027		1,027
Change in net investment of noncontrolling interests			—	50	50
Net income (loss)	(103)		(103)		(103)
Other comprehensive income (loss), net of income tax		629	629		629
Balance at June 30, 2017	$14,521	$1,894	$16,415	$50	$16,465

	Shareholder’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Net Investment	Noncontrolling Interests	Total Shareholder’s Net Investment and Noncontrolling Interests
Balance at December 31, 2015	$15,316	$1,523	$16,839	$—	$16,839
Change in net investment	1,532		1,532		1,532
Net income (loss)	(1,016)		(1,016)		(1,016)
Other comprehensive income (loss), net of income tax		1,109	1,109		1,109
Balance at June 30, 2016	$15,832	$2,632	$18,464	$—	$18,464
See accompanying notes to the interim condensed combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Combined Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$1,325	$2,134
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,909	18,093
Equity securities	40	80
Mortgage loans	369	518
Real estate and real estate joint ventures	12	154
Other limited partnership interests	152	152
Purchases of:
Fixed maturity securities	(7,531)	(21,328)
Equity securities	(2)	(56)
Mortgage loans	(1,196)	(1,035)
Real estate and real estate joint ventures	(92)	(35)
Other limited partnership interests	(109)	(89)
Cash received in connection with freestanding derivatives	1,768	401
Cash paid in connection with freestanding derivatives	(2,721)	(625)
Receipts on loans to affiliates	—	50
Net change in policy loans	4	19
Net change in short-term investments	43	(808)
Net change in other invested assets	(9)	(4)
Other, net	2	—
Net cash provided by (used in) investing activities	(2,361)	(4,513)
Cash flows from financing activities
Policyholder account balances:
Deposits	2,210	6,704
Withdrawals	(1,591)	(7,917)
Net change in payables for collateral under securities loaned and other transactions	(196)	3,057
Long-term debt issued	2,988	—
Long-term debt repaid	(7)	(13)
Collateral financing arrangements repaid	(2,797)	—
Financing element on certain derivative instruments and other derivative related transactions, net	46	(124)
Cash received from MetLife in connection with shareholder's net investment	293	1,660
Cash paid to MetLife in connection with shareholder's net investment	(668)	(37)
Other, net	(27)	—
Net cash provided by (used in) financing activities	251	3,330
Change in cash and cash equivalents	(785)	951
Cash and cash equivalents, beginning of period	5,228	1,570
Cash and cash equivalents, end of period	$4,443	$2,521
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$89	$100
Income tax	$45	$221
Non-cash transactions:
Transfer of fixed maturity securities from affiliates	$—	$3,478
Transfer of mortgage loans from affiliates	$—	$395
Transfer of short-term investments from affiliates	$—	$94
Transfer of fixed maturity securities to affiliates	$293	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—
See accompanying notes to the interim condensed combined financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries (formerly, MetLife U.S. Retail Separation Business). Brighthouse Financial, Inc. is a holding company formed to own the legal entities that have historically operated a substantial portion of MetLife, Inc.’s former Retail segment. Brighthouse Financial, Inc. was incorporated in Delaware on August 1, 2016 in preparation for MetLife, Inc.’s then-planned separation of a substantial portion of its former Retail segment, as well as certain portions of its Corporate Benefit Funding segment (the “Separation”), which was completed on August 4, 2017.
The Company offers a range of individual annuities and individual life insurance products. The Company reports results through three segments: Annuities, Life and Run-off. In addition, the Company reports certain of its results in Corporate & Other.
On January 12, 2016, MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”) announced its plan to pursue the separation of a substantial portion of its former U.S. retail business. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.”
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Life Insurance Company (“Brighthouse Insurance”), Brighthouse Life Insurance Company of NY (“Brighthouse NY”), New England Life Insurance Company (“NELICO”), Brighthouse Reinsurance Company of Delaware (“BRCD”) and Brighthouse Investment Advisers, LLC in the planned separated business and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into BRCD, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc. See Notes 10 and 13.
The accompanying interim condensed combined financial statements were prepared in connection with the Separation. The financial statements present the combined results of operations, financial condition, and cash flows of Brighthouse Financial, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. These financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed combined financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Combination
The combined balance sheets include the attribution of certain assets and liabilities that have historically been held at the MetLife corporate level but which are specifically identifiable or attributable to the Company. Similarly, certain assets attributable to shared services managed at the MetLife corporate level have been excluded from the combined balance sheets. The combined statements of operations reflect certain corporate expenses allocated to the Company by MetLife for certain corporate functions and for shared services provided by MetLife. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based upon other reasonable allocation measures. The Company considers the expense methodology and results to be reasonable for all periods presented. See Note 12 for further information on expenses allocated by MetLife.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company has recorded affiliated transactions with certain MetLife subsidiaries which are not included in the combined financial statements of the Company.
The income tax amounts in these combined financial statements have been calculated based on a separate return methodology and presented as if each company was a separate taxpayer in its respective jurisdiction.
The historical financial results in the combined financial statements presented may not be indicative of the results that would have been achieved by the Company had it operated as a separate, stand-alone entity during the periods presented. The combined financial statements presented do not reflect any changes that may occur in the Company’s financing and operations in connection with or as a result of the Separation. Management believes that the combined financial statements include all adjustments necessary for a fair presentation of the business.
The accompanying interim condensed combined financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 combined balance sheet data was derived from audited combined financial statements for the year ended December 31, 2016 included in the Form 10, which include all disclosures required by GAAP. Therefore, these interim condensed combined financial statements should be read in conjunction with the combined financial statements included in the Form 10.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have an impact on the Company’s combined financial statements.
Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decisionmaker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s combined financial statements.
Effective January 1, 2017, the Company retrospectively adopted guidance relating to stock-based compensation. The new guidance changes several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences when awards vest or are settled; (ii) classification of awards as either equity or liabilities due to statutory tax withholding requirements; and (iii) classification on the statement of cash flows. The adoption of this new guidance did not have a material impact on the Company’s combined financial statements, except for expanded disclosures.
Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the CME serves as the central clearing party. At the effective date, the application of the amended rulebook, reduced gross derivative assets by $206 million, gross derivative liabilities by $927 million, accrued investment income by $30 million, collateral receivables recorded within premiums, reinsurance and other receivables of $765 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions of $74 million.
Future Adoption of New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on share-based payment awards (Accounting Standards Update (“ASU”) 2017-09, Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The new guidance should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company is currently evaluating the impact of this guidance on its combined financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its combined financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017- 07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted at the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The guidance requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company is currently evaluating the impact of this guidance on its combined financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The Company is currently evaluating the impact of this guidance on its combined financial statements.
In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The Company is currently evaluating the impact of this guidance on its combined financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted in the first interim or annual reporting period. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Also, the guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company is currently evaluating the impact of this guidance on its combined financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The Company is currently evaluating the impact of this guidance on its combined financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company believes that the most significant impact upon adoption will be to its mortgage loan investments. The Company is continuing to evaluate the overall impact of the new guidance on its combined financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases — Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts as well as identification of other contracts that may fall under the scope of the new guidance. The Company is currently evaluating the impact of this guidance on its combined financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, other limited partnership interests and real estate joint ventures that are currently accounted for under the cost method. The population of these investments accounted for under the cost method is not material. The Company is continuing to evaluate the overall impact of this guidance on its combined financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. Given the scope of the new revenue recognition guidance, the Company does not expect the adoption to have a material impact on its combined revenues or statements of operations, with the Company’s implementation efforts primarily focused on other revenues on the combined statements of operations.
2. Segment Information
The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment. These and certain other presentation changes were applied retrospectively and did not have an impact on total combined net income (loss) or operating earnings in the prior periods.
Annuities
The Annuities segment offers a variety of variable, fixed, index-linked and income annuities designed to address contractholders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment offers insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, certain company-owned life insurance policies, bank-owned life insurance policies, funding agreements and ULSG.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts and term life insurance sold direct to consumers, which is no longer being offered for new sales.
Financial Measures and Segment Accounting Policies
Operating earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. The Company believes the presentation of operating earnings, as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Consistent with GAAP guidance for segment reporting, operating earnings is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings should not be viewed as a substitute for net income (loss).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Operating earnings is a measure that focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by the Company, referred to as divested businesses and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues in calculating operating earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment and (ii) earned income on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment;

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”);

•	Certain amounts related to securitization entities that are VIEs consolidated under GAAP; and

•	Revenues from divested businesses.
The following are excluded from total expenses in calculating operating earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•
Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) related to: (i) net investment gains (losses) (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Expenses of divested businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s combined financial statements, except for operating earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
The internal capital model is a MetLife developed risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. As such, the internal capital allocation methodology in the future may differ from MetLife’s historical model.
The Company allocates equity to the segments based on the internal capital model and aligns with emerging standards and consistent risk principles.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s combined net investment income or net income (loss).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee time incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$313	$23	$79	$11	$426
Provision for income tax expense (benefit)	87	11	27	(23)	102
Operating earnings	$226	$12	$52	$34	324
Adjustments for:
Net investment gains (losses)					—
Net derivative gains (losses)					(78)
Other adjustments to net income					(27)
Provision for income tax (expense) benefit					27
Net income (loss)					$246

Inter-segment revenues	$35	$(99)	$52	$(56)
Interest revenue	$311	$69	$354	$58
Interest expense	$—	$—	$8	$28

	Operating Results
Three Months Ended June 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$501	$39	$(476)	$5	$69
Provision for income tax expense (benefit)	143	5	(160)	2	(10)
Operating earnings	$358	$34	$(316)	$3	79
Adjustments for:
Net investment gains (losses)					20
Net derivative gains (losses)					(2,973)
Other adjustments to net income					644
Provision for income tax (expense) benefit					807
Net income (loss)					$(1,423)

Inter-segment revenues	$319	$(178)	$1	$2
Interest revenue	$367	$102	$353	$47
Interest expense	$—	$—	$15	$28

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$623	$8	$153	$34	$818
Provision for income tax expense (benefit)	169	3	52	(10)	214
Operating earnings	$454	$5	$101	$44	604
Adjustments for:
Net investment gains (losses)					(55)
Net derivative gains (losses)					(1,043)
Other adjustments to net income					11
Provision for income tax (expense) benefit					380
Net income (loss)					$(103)

Inter-segment revenues	$60	$(240)	$49	$(70)
Interest revenue	$638	$176	$712	$124
Interest expense	$—	$—	$23	$58

	Operating Results
Six Months Ended June 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings	$841	$26	$(326)	$(12)	$529
Provision for income tax expense (benefit)	228	2	(111)	(9)	110
Operating earnings	$613	$24	$(215)	$(3)	419
Adjustments for:
Net investment gains (losses)					(41)
Net derivative gains (losses)					(2,680)
Other adjustments to net income					516
Provision for income tax (expense) benefit					770
Net income (loss)					$(1,016)

Inter-segment revenues	$382	$(336)	$2	$37
Interest revenue	$705	$195	$698	$84
Interest expense	$—	$—	$30	$55

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Annuities	$1,126	$1,457	$2,200	$2,676
Life	305	312	595	610
Run-off	545	512	1,084	1,046
Corporate & Other	82	76	171	174
Adjustments	(33)	(2,941)	(1,060)	(2,701)
Total	$2,025	$(584)	$2,990	$1,805

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2017	December 31, 2016
	(In millions)
Annuities	$151,709	$152,146
Life	15,705	17,150
Run-off	41,261	40,007
Corporate & Other	15,653	12,627
Total	$224,328	$221,930
3. Insurance
Guarantees
As discussed in Notes 1 and 4 of the Notes to the Combined Financial Statements included in the Form 10, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$114,981		$65,899		$111,719		$64,503
Separate account value	$109,827		$64,505		$106,759		$63,025
Net amount at risk	$5,862	(4)	$2,893	(5)	$6,837	(4)	$3,313	(5)
Average attained age of contractholders	68 years		67 years		67 years		67 years

	June 30, 2017	December 31, 2016
	Secondary Guarantees
	(Dollars in millions)
Universal and Variable Life Contracts
Total account value (3)	$9,453	$9,326
Net amount at risk (6)	$101,677	$102,635
Average attained age of policyholders	60 years	59 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 of the Notes to the Combined Financial Statements included in the Form 10 for a discussion of certain living and death benefit guarantees which have been reinsured.

(3)	Includes the contractholder’s investments in the general account and separate account, if applicable.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

(4)
Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

(5)
Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contractholders have achieved.

(6)
Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$2,008	$1,719
Less: Reinsurance recoverables	1,832	1,565
Net balance at December 31 of prior period	176	154
Cumulative adjustment (1)	—	89
Net balance, beginning of period	176	243
Incurred related to:
Current period	400	516
Prior periods (2)	(13)	(27)
Total incurred	387	489
Paid related to:
Current period	(312)	(343)
Prior periods	(55)	(122)
Total paid	(367)	(465)
Net balance, end of period	196	267
Add: Reinsurance recoverables	1,845	1,659
Balance, end of period	$2,041	$1,926
______________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

(2)
During the six months ended June 30, 2017 and 2016, the claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and the expected benefits owed during those periods.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)

4. Investments
Fixed Maturity and Equity Securities Available-for-Sale
Fixed Maturity and Equity Securities Available-for-Sale by Sector
The following table presents the fixed maturity and equity securities AFS by sector. Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities and non-redeemable preferred stock is reported within equity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

	June 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$20,837	$1,700	$125	$—	$22,412	$21,278	$1,324	$291	$—	$22,311
U.S. government and agency	13,959	1,673	121	—	15,511	12,032	1,294	236	—	13,090
RMBS	7,973	264	74	(5)	8,168	7,961	206	144	—	8,023
Foreign corporate	6,395	334	102	—	6,627	6,343	230	180	—	6,393
State and political subdivision	3,573	483	13	—	4,043	3,590	393	38	—	3,945
CMBS	3,247	67	16	(1)	3,299	3,799	44	32	(1)	3,812
ABS	2,223	19	4	—	2,238	2,654	12	14	—	2,652
Foreign government	1,070	143	4	—	1,209	1,058	116	12	—	1,162
Total fixed maturity securities	$59,277	$4,683	$459	$(6)	$63,507	$58,715	$3,619	$947	$(1)	$61,388
Equity securities:
Non-redeemable preferred stock	$147	$11	$2	$—	$156	$180	$6	$9	$—	$177
Common stock	100	22	—	—	122	100	23	—	—	123
Total equity securities	$247	$33	$2	$—	$278	$280	$29	$9	$—	$300
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $5 million with unrealized gains (losses) of less than ($1) million and less than $1 million at June 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,770	$11,680	$9,720	$22,664	$13,443	$59,277
Estimated fair value	$1,780	$12,110	$10,019	$25,893	$13,705	$63,507
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity and Equity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity and equity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	June 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,842	$82	$529	$43	$4,676	$189	$745	$102
U.S. government and agency	5,763	121	—	—	4,396	236	—	—
RMBS	2,853	53	522	16	3,494	112	818	32
Foreign corporate	643	21	634	81	1,466	66	633	114
State and political subdivision	403	11	29	2	889	35	29	3
CMBS	620	12	102	3	1,572	27	171	4
ABS	244	2	195	2	478	6	461	8
Foreign government	178	3	7	1	273	11	6	1
Total fixed maturity securities	$13,546	$305	$2,018	$148	$17,244	$682	$2,863	$264
Equity securities:
Non-redeemable preferred stock	$7	$—	$22	$2	$57	$2	$40	$7
Total equity securities	$7	$—	$22	$2	$57	$2	$40	$7
Total number of securities in an unrealized loss position	1,165		365		1,741		483
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
As described more fully in Notes 1 and 7 of the Notes to the Combined Financial Statements included in the Form 10, the Company performs a regular evaluation of all investment classes for impairment, including fixed maturity securities, equity securities and perpetual hybrid securities, in accordance with its impairment policy, in order to evaluate whether such investments are other-than-temporarily impaired.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $493 million during the six months ended June 30, 2017 to $453 million. The decrease in gross unrealized losses for the six months ended June 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.
At June 30, 2017, $5 million of the total $453 million of gross unrealized losses were from nine fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the six months ended June 30, 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Investment Grade Fixed Maturity Securities
Of the $5 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $4 million, or 80%, were related to gross unrealized losses on three investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $5 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $1 million, or 20%, were related to gross unrealized losses on six below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$6,959	67.8%	$6,523	69.6%
Agricultural	2,116	20.6	1,892	20.2
Residential	1,109	10.8	867	9.2
Subtotal (1)	10,184	99.2	9,282	99.0
Valuation allowances	(44)	(0.4)	(40)	(0.4)
Subtotal mortgage loans, net	10,140	98.8	9,242	98.6
Commercial mortgage loans held by CSEs — FVO	123	1.2	136	1.4
Total mortgage loans, net	$10,263	100.0%	$9,378	100.0%
__________________

(1)
Purchases of mortgage loans were $147 million and $307 million for the three months and six months ended June 30, 2017, respectively, and were primarily comprised of residential mortgage loans. Purchases of mortgage loans were $192 million and $231 million for the three months and six months ended June 30, 2016, respectively, and were primarily comprised of residential mortgage loans.

See “— Variable Interest Entities” for discussion of consolidated securitization entities (“CSEs”).
Information on commercial, agricultural and residential mortgage loans is presented in the tables below. Information on commercial mortgage loans held by CSEs — FVO is presented in Note 6. The Company elects the FVO for certain commercial mortgage loans and related long-term debt that are managed on a total return basis.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
June 30, 2017
Commercial	$—	$—	$—	$—	$—	$6,959	$34	$—
Agricultural	4	3	—	—	—	2,113	6	3
Residential	—	—	—	3	3	1,106	4	3
Total	$4	$3	$—	$3	$3	$10,178	$44	$6
December 31, 2016
Commercial	$—	$—	$—	$—	$—	$6,523	$32	$—
Agricultural	4	3	—	—	—	1,889	5	3
Residential	—	—	—	1	1	866	3	1
Total	$4	$3	$—	$1	$1	$9,278	$40	$4
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $2 million, respectively, for both the three months and six months ended June 30, 2017. The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and six months ended June 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Six Months Ended June 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$32	$5	$3	$40	$29	$5	$3	$37
Provision (release)	2	1	1	4	4	—	1	5
Balance, end of period	$34	$6	$4	$44	$33	$5	$4	$42

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2017
Loan-to-value ratios:
Less than 65%	$6,035	$329	$—	$6,364	91.4%	$6,544	91.7%
65% to 75%	476	34	18	528	7.6	529	7.4
76% to 80%	—	33	9	42	0.6	41	0.6
Greater than 80%	—	—	25	25	0.4	23	0.3
Total	$6,511	$396	$52	$6,959	100.0%	$7,137	100.0%

December 31, 2016
Loan-to-value ratios:
Less than 65%	$5,744	$230	$167	$6,141	94.1%	$6,222	94.3%
65% to 75%	291	—	19	310	4.8	303	4.6
76% to 80%	34	—	—	34	0.5	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$6,093	$244	$186	$6,523	100.0%	$6,595	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,000	94.6%	$1,849	97.7%
65% to 75%	116	5.4	43	2.3
Total	$2,116	100.0%	$1,892	100.0%
The estimated fair value of agricultural mortgage loans was $2.1 billion and $1.9 billion at June 30, 2017 and December 31, 2016, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,092	98.5%	$856	98.7%
Nonperforming	17	1.5	11	1.3
Total	$1,109	100.0%	$867	100.0%
The estimated fair value of residential mortgage loans was $1.1 billion and $867 million at June 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at June 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(Dollars in millions)
Agricultural	$1	$—	$—	$—
Residential	17	11	17	11
Total	$18	$11	$17	$11
Mortgage Loans Modified in a Troubled Debt Restructuring
During the three months and six months ended June 30, 2017 the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring. During the three months and six months ended June 30, 2016, there were no mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.7 billion and $4.8 billion at June 30, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$4,214	$2,663
Fixed maturity securities with noncredit OTTI losses included in AOCI	6	1
Total fixed maturity securities	4,220	2,664
Equity securities	58	32
Derivatives	346	414
Short-term investments	—	(42)
Other	(8)	(26)
Subtotal	4,616	3,042
Amounts allocated from:
Future policy benefits	(1,309)	(802)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	(2)
DAC, VOBA and DSI	(297)	(214)
Subtotal	(1,608)	(1,018)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)	—
Deferred income tax benefit (expense)	(1,062)	(712)
Net unrealized investment gains (losses)	$1,944	$1,312
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2017
(In millions)
Balance, beginning of period	$1,312
Fixed maturity securities on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	1,570
Unrealized investment gains (losses) relating to:
Future policy benefits	(507)
DAC, VOBA and DSI	(83)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(2)
Deferred income tax benefit (expense)	(350)
Balance, end of period	$1,944
Change in net unrealized investment gains (losses)	$632
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s shareholder’s net investment, other than the U.S. government and its agencies, at both June 30, 2017 and December 31, 2016.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$5,694	$5,895
Estimated fair value	$6,595	$6,555
Cash collateral received from counterparties (2)	$6,750	$6,642
Security collateral received from counterparties (3)	$24	$27
Reinvestment portfolio — estimated fair value	$6,788	$6,571
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the combined financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$2,188	$2,813	$1,492	$6,493	$2,129	$1,906	$1,743	$5,778
U.S. corporate	—	—	—	—	—	480	—	480
Agency RMBS	—	257	—	257	—	—	274	274
Foreign corporate	—	—	—	—	—	58	—	58
Foreign government	—	—	—	—	—	52	—	52
Total	$2,188	$3,070	$1,492	$6,750	$2,129	$2,496	$2,017	$6,642
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2017 was $2.1 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and U.S. and foreign corporate securities) with 64% invested in agency RMBS, cash equivalents, short-term investments, U.S. government and agency securities, or held in cash at June 30, 2017. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	June 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$8,018	$7,648
Invested assets held in trust (reinsurance agreements)	4,237	9,054
Invested assets pledged as collateral	3,754	3,548
Total invested assets on deposit, held in trust and pledged as collateral	$16,009	$20,250
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Combined Financial Statements included in the Form 10) and derivative transactions (see Note 5). The Company held in trust certain investments in connection with certain reinsurance transactions. In April 2017, the MetLife Reinsurance Company of South Carolina (“MRSC”) collateral financing arrangement was repaid in connection with the Restructuring (see Note 7). Amounts in the table above include invested assets and cash and cash equivalents.
See “— Securities Lending” for information regarding securities on loan.
Variable Interest Entities
The Company has invested in legal entities that are VIEs. In certain instances, the Company holds both the power to direct the most significant activities of the entity, as well as an economic interest in the entity and, as such, is deemed to be the primary beneficiary or consolidator of the entity.
The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.
Consolidated VIEs
Creditors or beneficial interest holders of VIEs where the Company is the primary beneficiary have no recourse to the general credit of the Company, as the Company’s obligation to the VIEs is limited to the amount of its committed investment.
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement) (1)	$—	$—	$3,422	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	124	16	137	24
Total	$124	$16	$3,559	$24
__________________

(1)
See Note 12 of the Notes to the Combined Financial Statements included in the Form 10 for a description of the MRSC collateral financing arrangement. In April 2017, these assets were liquidated and the proceeds were used to repay the collateral financing arrangement. See Note 7. These assets historically consisted of fixed maturity securities, short-term investments and cash equivalents, but were transitioned into short-term investments and cash equivalents prior to termination of the arrangement.

(2)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $89 million and $95 million at estimated fair value at June 30, 2017 and December 31, 2016, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$12,174	$12,174	$13,062	$13,062
U.S. and foreign corporate	503	503	518	518
Other limited partnership interests	1,471	2,330	1,495	2,292
Other investments (3)	77	87	90	101
Total	$14,225	$15,094	$15,165	$15,973
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits at both June 30, 2017 and December 31, 2016. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures, other invested assets and non-redeemable preferred stock.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and six months ended June 30, 2017 and 2016.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$598	$680	$1,208	$1,311
Equity securities	4	4	7	10
Mortgage loans	111	112	220	203
Policy loans	18	20	35	40
Real estate and real estate joint ventures	14	2	26	15
Other limited partnership interests	49	20	106	41
Cash, cash equivalents and short-term investments	10	5	18	10
Other	6	2	13	3
Subtotal	810	845	1,633	1,633
Less: Investment expenses	46	43	89	85
Subtotal, net	764	802	1,544	1,548
FVO CSEs — interest income — commercial mortgage loans	2	3	4	5
Net investment income	$766	$805	$1,548	$1,553
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment income and investment expenses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$(1)	$—	$(16)
Total U.S. and foreign corporate securities	—	(1)	—	(16)
RMBS	—	(1)	—	(2)
State and political subdivision	(1)	—	(1)	—
OTTI losses on fixed maturity securities recognized in earnings	(1)	(2)	(1)	(18)
Fixed maturity securities — net gains (losses) on sales and disposals	2	29	(36)	(17)
Total gains (losses) on fixed maturity securities	1	27	(37)	(35)
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	—	—	(1)
OTTI losses on equity securities recognized in earnings	—	—	—	(1)
Equity securities — net gains (losses) on sales and disposals	1	—	1	4
Total gains (losses) on equity securities	1	—	1	3
Mortgage loans	(2)	(4)	(5)	(6)
Real estate and real estate joint ventures	1	—	3	(1)
Other limited partnership interests	—	(2)	(10)	(6)
Other	1	2	(5)	5
Subtotal	2	23	(53)	(40)
FVO CSEs:
Commercial mortgage loans	—	(1)	(1)	—
Long-term debt — related to commercial mortgage loans	(1)	—	—	—
Non-investment portfolio gains (losses)	(1)	(2)	(1)	(1)
Subtotal	(2)	(3)	(2)	(1)
Total net investment gains (losses)	$—	$20	$(55)	$(41)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of affiliated net investment gains (losses) related to transfers of invested assets to affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $1 million and ($5) million for the three months and six months ended June 30, 2017, respectively, and $3 million and $5 million for the three months and six months ended June 30, 2016, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Sales or Disposals and Impairments of Fixed Maturity and Equity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity and equity securities and the components of fixed maturity and equity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$2,411	$5,550	$12	$3
Gross investment gains	$12	$51	$1	$—
Gross investment losses	(10)	(22)	—	—
OTTI losses	(1)	(2)	—	—
Net investment gains (losses)	$1	$27	$1	$—

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$4,387	$14,889	$13	$6
Gross investment gains	$20	$88	$1	$4
Gross investment losses	(56)	(105)	—	—
OTTI losses	(1)	(18)	—	(1)
Net investment gains (losses)	$(37)	$(35)	$1	$3

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$10	$64	$28	$66
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	1	—	2
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(1)	(5)	(19)	(8)
Balance, end of period	$9	$60	$9	$60

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Related Party Investment Transactions
The Company transfers invested assets, primarily consisting of fixed maturity securities, to and from affiliates. Invested assets transferred to and from affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to affiliates	$—	$—	$292	$—
Amortized cost of invested assets transferred to affiliates	$—	$—	$294	$—
Net investment gains (losses) recognized on transfers	$—	$—	$(2)	$—
Change in additional paid-in-capital recognized on transfers	$—	$—	$—	$—
Estimated fair value of invested assets transferred from affiliates	$—	$4,042	$—	$4,279
In April 2016, the Company received a transfer of investments and cash and cash equivalents of $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Metropolitan Life Insurance Company (“MLIC”), an affiliate, which are included in the table above. See Note 6 of the Notes to the Combined Financial Statements included in the Form 10 for additional information related to the transfer.
The Company had loans outstanding to MetLife, Inc., which were included in other invested assets, totaling $1.1 billion at December 31, 2016. These loans bear interest at fixed rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, the two loans were repaid. See Note 7.
The Company receives investment administrative services from an affiliate. The related investment administrative service charges were $24 million and $49 million, respectively, for both the three months and six months ended June 30, 2017 and June 30, 2016.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred investments and cash and cash equivalents which are included in the table above. See Note 12 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC, an affiliate, for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
5. Derivatives
Accounting for Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
Accruals on derivatives are generally recorded in accrued investment income or within other liabilities. However, accruals that are not scheduled to settle within one year are included with the derivatives carrying value in other invested assets or other liabilities.
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Policyholder benefits and claims	•	Economic hedges of variable annuity guarantees included in future policy benefits
Net investment income	•	Economic hedges of equity method investments in joint ventures

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Hedge Accounting
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. Hedge designation and financial statement presentation of changes in estimated fair value of the hedging derivatives are as follows:

•
Fair value hedge (a hedge of the estimated fair value of a recognized asset or liability) — in net derivative gains (losses), consistent with the change in estimated fair value of the hedged item attributable to the designated risk being hedged.

•
Cash flow hedge (a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability) — effectiveness in OCI (deferred gains or losses on the derivative are reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item); ineffectiveness in net derivative gains (losses).

The changes in estimated fair values of the hedging derivatives are exclusive of any accruals that are separately reported on the statement of operations within interest income or interest expense to match the location of the hedged item.
In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship. Assessments of hedge effectiveness and measurements of ineffectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.
When hedge accounting is discontinued because it is determined that the derivative is not highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized in net derivative gains (losses). The carrying value of the hedged recognized asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction is still probable of occurrence, the changes in estimated fair value of derivatives recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried on the balance sheet at its estimated fair value, with changes in estimated fair value recognized currently in net derivative gains (losses). Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in net derivative gains (losses).
In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Embedded Derivatives
The Company sells variable annuities and issues certain insurance products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:

•	the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;

•	the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and

•	a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are generally reported in net derivative gains (losses), except for those in policyholder benefits and claims related to ceded reinsurance of GMIB. If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.
See Note 6 for information about the fair value hierarchy for derivatives.
Derivative Strategies
The Company is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. The Company uses a variety of strategies to manage these risks, including the use of derivatives.
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are bilateral contracts between two counterparties (“OTC-bilateral”). The types of derivatives the Company uses include swaps, forwards, futures and option contracts. To a lesser extent, the Company uses credit default swaps to synthetically replicate investment risks and returns which are not readily available in the cash markets.
Interest Rate Derivatives
The Company uses a variety of interest rate derivatives to reduce its exposure to changes in interest rates, including interest rate swaps, interest rate total return swaps, caps, floors, swaptions and futures.
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount. The Company utilizes interest rate swaps in fair value, cash flow and nonqualifying hedging relationships.
Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the London Interbank Offered Rate (“LIBOR”), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The Company purchases interest rate caps and floors primarily to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities, as well as to protect its minimum rate guarantee liabilities against declines in interest rates below a specified level, respectively. In certain instances, the Company locks in the economic impact of existing purchased caps and floors by entering into offsetting written caps and floors. The Company utilizes interest rate caps and floors in nonqualifying hedging relationships.
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. The Company utilizes swaptions in nonqualifying hedging relationships. Swaptions are included in interest rate options.
Foreign Currency Exchange Rate Derivatives
The Company uses foreign currency swaps to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a fixed exchange rate, generally set at inception, calculated by reference to an agreed upon notional amount. The notional amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company utilizes foreign currency swaps in cash flow and nonqualifying hedging relationships.
To a lesser extent, the Company uses foreign currency forwards in nonqualifying hedging relationships.
Credit Derivatives
The Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
The Company enters into written credit default swaps to synthetically create credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and equity total return swaps.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
Equity variance swaps are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. In an equity variance swap, the Company agrees with another party to exchange amounts in the future, based on changes in equity volatility over a defined period. The Company utilizes equity variance swaps in nonqualifying hedging relationships.
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to synthetically create investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$225	$43	$—	$310	$41	$—
Cash flow hedges:
Interest rate swaps	Interest rate	45	8	—	45	7	—
Foreign currency swaps	Foreign currency exchange rate	1,536	149	24	1,493	202	11
Subtotal		1,581	157	24	1,538	209	11
Total qualifying hedges		1,806	200	24	1,848	250	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	20,238	1,012	815	28,175	1,928	1,687
Interest rate floors	Interest rate	—	—	—	2,100	6	2
Interest rate caps	Interest rate	8,542	9	—	12,042	25	—
Interest rate futures	Interest rate	282	—	1	1,288	9	—
Interest rate options	Interest rate	20,800	132	—	15,520	136	—
Interest rate total return swaps	Interest rate	3,150	—	380	3,876	—	611
Foreign currency swaps	Foreign currency exchange rate	919	93	10	1,261	155	4
Foreign currency forwards	Foreign currency exchange rate	144	—	3	158	9	—
Credit default swaps — purchased	Credit	37	—	—	37	—	—
Credit default swaps — written	Credit	1,901	34	1	1,913	28	—
Equity futures	Equity market	3,336	2	1	8,037	38	—
Equity index options	Equity market	62,027	1,195	1,420	37,501	897	934
Equity variance swaps	Equity market	14,894	167	590	14,894	140	517
Equity total return swaps	Equity market	1,617	3	48	2,855	1	117
Total non-designated or nonqualifying derivatives		137,887	2,647	3,269	129,657	3,372	3,872
Total		$139,693	$2,847	$3,293	$131,505	$3,622	$3,883
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to synthetically create credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(216)	$515	$(1,351)	$1,290
Embedded derivatives gains (losses)	138	(3,488)	308	(3,970)
Total net derivative gains (losses)	$(78)	$(2,973)	$(1,043)	$(2,680)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$6	$5	$12	$9
Nonqualifying hedges:
Net derivative gains (losses)	67	99	186	196
Policyholder benefits and claims	3	4	7	7
Total	$76	$108	$205	$212

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended June 30, 2017
Interest rate derivatives	$205	$—	$3
Foreign currency exchange rate derivatives	(22)	—	—
Credit derivatives — written	5	—	—
Equity derivatives	(473)	(1)	(93)
Total	$(285)	$(1)	$(90)
Three Months Ended June 30, 2016
Interest rate derivatives	$599	$—	$10
Foreign currency exchange rate derivatives	31	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	(215)	(1)	(47)
Total	$414	$(1)	$(37)
Six Months Ended June 30, 2017
Interest rate derivatives	$(64)	$—	$2
Foreign currency exchange rate derivatives	(42)	—	—
Credit derivatives — written	11	—	—
Equity derivatives	(1,412)	(1)	(277)
Total	$(1,507)	$(1)	$(275)
Six Months Ended June 30, 2016
Interest rate derivatives	$1,416	$—	$29
Foreign currency exchange rate derivatives	32	—	—
Credit derivatives — written	(1)	—	—
Equity derivatives	(351)	(4)	(17)
Total	$1,096	$(4)	$12
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
Fair Value Hedges
The Company designates and accounts for interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities as fair value hedges when they have met the requirements of fair value hedging.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	3	(3)	—
Total		$3	$(3)	$—
Three Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(1)	$—	$(1)
	Policyholder liabilities (1)	10	(10)	—
Total		$9	$(10)	$(1)
Six Months Ended June 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	1	(1)	—
Total		$1	$(1)	$—
Six Months Ended June 30, 2016
Interest rate swaps:	Fixed maturity securities	$(3)	$2	$(1)
	Policyholder liabilities (1)	24	(24)	—
Total		$21	$(22)	$(1)
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities; (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities; (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments; and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed-rate investments.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months and six months ended June 30, 2017, there were $0 and $12 million, respectively reclassified into net derivative gains (losses) related to such discounted cash flow hedges. For the three months and six months ended June 30, 2016, there were no amounts reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At June 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At June 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $346 million and $414 million, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the combined statements of operations and comprehensive income (loss) and the combined statements of shareholder’s net investment and noncontrolling interests:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended June 30, 2017
Interest rate swaps	$1	$—	$1	$—
Interest rate forwards	1	2	—	—
Foreign currency swaps	(35)	1	—	—
Total	$(33)	$3	$1	$—
Three Months Ended June 30, 2016
Interest rate swaps	$11	$12	$1	$—
Interest rate forwards	3	(1)	—	—
Foreign currency swaps	62	(1)	—	—
Total	$76	$10	$1	$—
Six Months Ended June 30, 2017
Interest rate swaps	$1	$—	$2	$—
Interest rate forwards	1	2	1	—
Foreign currency swaps	(54)	11	—	—
Total	$(52)	$13	$3	$—
Six Months Ended June 30, 2016
Interest rate swaps	$36	$12	$1	$—
Interest rate forwards	7	1	1	—
Foreign currency swaps	48	1	—	—
Total	$91	$14	$2	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2017, the Company expects to reclassify $26 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion at both June 30, 2017 and December 31, 2016. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At June 30, 2017 and December 31, 2016, the Company would have received $33 million and $28 million, respectively, to terminate all of these contracts.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$25	3.1	$—	$45	2.2
Credit default swaps referencing indices	10	533	3.3	8	433	3.7
Subtotal	11	558	3.3	8	478	3.6
Baa
Single name credit default swaps (3)	1	110	1.5	2	180	1.6
Credit default swaps referencing indices	22	1,188	5.1	18	1,235	4.8
Subtotal	23	1,298	4.8	20	1,415	4.4
Ba
Single name credit default swaps (3)	(1)	45	3.8	—	20	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(1)	45	3.8	—	20	2.7
Total	$33	$1,901	4.3	$28	$1,913	4.2
__________________

(1)
The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.

(3)	Single name credit default swaps may be referenced to the credit of corporations, foreign governments, or state and political subdivisions.
Credit Risk on Freestanding Derivatives
The Company may be exposed to credit-related losses in the event of nonperformance by its counterparties to derivatives. Generally, the current credit exposure of the Company’s derivatives is limited to the net positive estimated fair value of derivatives at the reporting date after taking into consideration the existence of master netting or similar agreements and any collateral received pursuant to such agreements.
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties and establishing and monitoring exposure limits. The Company’s OTC-bilateral derivative transactions are generally governed by ISDA Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, the Company is permitted to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions. Substantially all of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives.
The Company’s OTC-cleared derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivatives.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,871	$3,216	$3,411	$2,929
OTC-cleared (1), (6)	23	58	268	905
Exchange-traded	2	2	47	—
Total gross estimated fair value of derivatives (1)	2,896	3,276	3,726	3,834
Amounts offset on the combined balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the combined balance sheets (1), (6)	2,896	3,276	3,726	3,834
Gross amounts not offset on the combined balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,377)	(2,377)	(2,231)	(2,231)
OTC-cleared	(2)	(2)	(165)	(165)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(209)	—	(653)	—
OTC-cleared	(21)	(22)	(92)	(740)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(282)	(807)	(429)	(698)
OTC-cleared	—	(34)	—	—
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$4	$32	$156	$—
__________________

(1)
At June 30, 2017 and December 31, 2016, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $49 million and $104 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($17) million and ($49) million, respectively.

(2)	Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.

(3)
Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives is included in cash and cash equivalents, short-term investments or in fixed maturity securities, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet.

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2017 and December 31, 2016, the Company received excess cash collateral of $141 million and $4 million, respectively, and provided excess cash collateral of $0 and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $157 million and $135 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $161 million and $108 million, respectively, for its OTC-bilateral derivatives, and $278 million and $630 million, respectively, for its OTC-cleared derivatives, and $124 million and $453 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 3, 2017, the CME amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. See Note 1 for further information on the CME amendments.

The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of the Company and/or the counterparty. In addition, substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s financial strength or credit ratings were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that are in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged. The Company’s collateral agreements require both parties to be fully collateralized, as such, the Company would not be required to post additional collateral as a result of a downgrade in its financial strength rating. OTC-bilateral derivatives that are not subject to collateral agreements are excluded from this table.

	June 30, 2017	December 31, 2016
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$839	$698
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$956	$777
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; affiliated ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; affiliated assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on assumed and ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$241	$628
Options embedded in debt or equity securities	Investments	(60)	(49)
Embedded derivatives within asset host contracts		$181	$579

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,985	$2,359
Assumed guaranteed minimum benefits	Policyholder account balances	—	460
Fixed annuities with equity indexed returns	Policyholder account balances	369	192
Embedded derivatives within liability host contracts		$2,354	$3,011
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$138	$(3,488)	$308	$(3,970)
Policyholder benefits and claims	$14	$60	$(1)	$105
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($32) million and ($72) million for the three months and six months ended June 30, 2017, respectively, and $503 million and $641 million for the three months and six months ended June 30, 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were less than $1 million for both the three months and six months ended June 30, 2017, and ($48) million and ($72) million for the three months and six months ended June 30, 2016, respectively.

(2)	See Note 12 for discussion of affiliated net derivative gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)

6. Fair Value
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$21,010	$1,402	$22,412
U.S. government and agency	8,077	7,434	—	15,511
RMBS	—	6,996	1,172	8,168
Foreign corporate	—	5,673	954	6,627
State and political subdivision	—	4,043	—	4,043
CMBS	—	3,146	153	3,299
ABS	—	2,074	164	2,238
Foreign government	—	1,209	—	1,209
Total fixed maturity securities	8,077	51,585	3,845	63,507
Equity securities	41	103	134	278
Short-term investments	261	934	91	1,286
Commercial mortgage loans held by CSEs — FVO	—	123	—	123
Loans to affiliates	—	—	—	—
Derivative assets: (1)
Interest rate	—	1,204	—	1,204
Foreign currency exchange rate	—	242	—	242
Credit	—	24	10	34
Equity market	2	1,178	187	1,367
Total derivative assets	2	2,648	197	2,847
Embedded derivatives within asset host contracts (2)	—	—	241	241
Separate account assets (3)	457	115,103	6	115,566
Total assets	$8,838	$170,496	$4,514	$183,848
Liabilities
Derivative liabilities: (1)
Interest rate	$1	$815	$380	$1,196
Foreign currency exchange rate	—	37	—	37
Credit	—	1	—	1
Equity market	1	1,461	597	2,059
Total derivative liabilities	2	2,314	977	3,293
Embedded derivatives within liability host contracts (2)	—	—	2,354	2,354
Long-term debt of CSEs — FVO	—	16	—	16
Total liabilities	$2	$2,330	$3,331	$5,663

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,828	$1,483	$22,311
U.S. government and agency	6,210	6,880	—	13,090
RMBS	—	6,703	1,320	8,023
Foreign corporate	—	5,485	908	6,393
State and political subdivision	—	3,928	17	3,945
CMBS	—	3,645	167	3,812
ABS	—	2,428	224	2,652
Foreign government	—	1,162	—	1,162
Total fixed maturity securities	6,210	51,059	4,119	61,388
Equity securities	39	124	137	300
Short-term investments	718	568	2	1,288
Commercial mortgage loans held by CSEs — FVO	—	136	—	136
Loans to affiliates	—	1,090	—	1,090
Derivative assets: (1)
Interest rate	9	2,143	—	2,152
Foreign currency exchange rate	—	366	—	366
Credit	—	20	8	28
Equity market	38	859	179	1,076
Total derivative assets	47	3,388	187	3,622
Embedded derivatives within asset host contracts (2)	—	—	628	628
Separate account assets (3)	720	112,313	10	113,043
Total assets	$7,734	$168,678	$5,083	$181,495
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,689	$611	$2,300
Foreign currency exchange rate	—	15	—	15
Credit	—	—	—	—
Equity market	—	1,038	530	1,568
Total derivative liabilities	—	2,742	1,141	3,883
Embedded derivatives within liability host contracts (2)	—	—	3,011	3,011
Long-term debt of CSEs — FVO	—	23	—	23
Total liabilities	$—	$2,765	$4,152	$6,917
__________________

(1)
Derivative assets are presented within other invested assets on the combined balance sheets and derivative liabilities are presented within other liabilities on the combined balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the combined balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the combined balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the combined balance sheets. At June 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($60) million and ($49) million, respectively.

(3)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets.

The following describes the valuation methodologies used to measure assets and liabilities at fair value. The description includes the valuation techniques and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.
Investments
Valuation Controls and Procedures
On behalf of the Company and MetLife, Inc.’s Chief Investment Officer and Chief Financial Officer, a pricing and valuation committee that is independent of the trading and investing functions and comprised of senior management, provides oversight of control systems and valuation policies for securities, mortgage loans and derivatives. On a quarterly basis, this committee reviews and approves new transaction types and markets, ensures that observable market prices and market-based parameters are used for valuation, wherever possible, and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. This committee also provides oversight of the selection of independent third-party pricing providers and the controls and procedures to evaluate third party pricing. Historically, the Chief Accounting Officer periodically reported to the Audit Committee of MetLife, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
The Company reviews its valuation methodologies on an ongoing basis and revises those methodologies when necessary based on changing market conditions. Assurance is gained on the overall reasonableness and consistent application of input assumptions, valuation methodologies and compliance with fair value accounting standards through controls designed to ensure valuations represent an exit price. Several controls are utilized, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. The Company ensures that prices received from independent brokers, also referred to herein as “consensus pricing,” represent a reasonable estimate of fair value by considering such pricing relative to the Company’s knowledge of the current market dynamics and current pricing for similar financial instruments. While independent non-binding broker quotations are utilized, they are not used for a significant portion of the portfolio. For example, fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 6% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2017.
The Company also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained, or an internally developed valuation is prepared. Internally developed valuations of current estimated fair value, which reflect internal estimates of liquidity and nonperformance risks, compared with pricing received from the independent pricing services, did not produce material differences in the estimated fair values for the majority of the portfolio; accordingly, overrides were not material. This is, in part, because internal estimates of liquidity and nonperformance risks are generally based on available market evidence and estimates used by other market participants. In the absence of such market-based evidence, management’s best estimate is used.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Securities, Short-term Investments, Loans to Affiliates and Long-term Debt of CSEs — FVO
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.
When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based in large part on management’s judgment or estimation and cannot be supported by reference to market activity. Even though these inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such securities and are considered appropriate given the circumstances.
The estimated fair value of loans to affiliates and long-term debt of CSEs — FVO is determined on a basis consistent with the methodologies described herein for securities.
The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed Maturity Securities
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer rating	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	Privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
U.S. government and agency, State and political subdivision and Foreign government securities
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotes	•	credit spreads
	•	comparable securities that are actively traded
Structured Securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; debt-service coverage ratios
	•	issuance-specific information, including, but not limited to:
• collateral type; structure of the security; vintage of the loans
• payment terms of the underlying assets
• payment priority within the tranche; deal performance

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Instrument	Level 2 Observable Inputs	Level 3 Unobservable Inputs
Equity Securities
	Valuation Approaches: Principally the market approach.	Valuation Approaches: Principally the market and income approaches.
	Key Input:	Key Inputs:
	• quoted prices in markets that are not considered active	•	credit ratings; issuance structures
		•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		•	independent non-binding broker quotations
Short-term investments and Loans to Affiliates
•
Short-term investments and loans to affiliates are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
•
Short-term investments are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above.

Commercial mortgage loans held by CSEs — FVO
	Valuation Approaches: Principally the market approach.	•	N/A
Key Input:
• quoted securitization market price determined principally by independent pricing services using observable inputs

Separate Account Assets (1)
Mutual funds without readily determinable fair values as prices are not published publicly
	Key Input:	•	N/A
• quoted prices or reported net asset value (“NAV”) provided by the fund managers
Other limited partnership interests
	• N/A	Valued giving consideration to the underlying holdings of the partnerships and by applying a premium or discount, if appropriate.
Key Inputs:
		•	liquidity; bid/ask spreads; performance record of the fund manager
		•	other relevant variables that may impact the exit value of the particular partnership interest
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Loans to Affiliates, and Long-term Debt of CSEs — FVO” and “— Derivatives — Freestanding Derivatives.”

Derivatives
The estimated fair value of derivatives is determined through the use of quoted market prices for exchange-traded derivatives, or through the use of pricing models for OTC-bilateral and OTC-cleared derivatives. The determination of estimated fair value, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. The valuation controls and procedures for derivatives are described in “— Investments.”
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. Certain OTC-bilateral and OTC-cleared derivatives may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and management believes they are consistent with what other market participants would use when pricing such instruments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Most inputs for OTC-bilateral and OTC-cleared derivatives are mid-market inputs but, in certain cases, liquidity adjustments are made when they are deemed more representative of exit value. Market liquidity, as well as the use of different methodologies, assumptions and inputs, may have a material effect on the estimated fair values of the Company’s derivatives and could materially affect net income.
The credit risk of both the counterparty and the Company are considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is in part due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
Freestanding Derivatives
Level 2 Valuation Approaches and Key Inputs:
This level includes all types of derivatives utilized by the Company with the exception of exchange-traded derivatives included within Level 1 and those derivatives with unobservable inputs as described in Level 3.
Level 3 Valuation Approaches and Key Inputs:
These valuation methodologies generally use the same inputs as described in the corresponding sections for Level 2 measurements of derivatives. However, these derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data.
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
Level 3	•	swap yield curves (2)	•	N/A	•	swap yield curves (2)	•	dividend yield curves (2)
	•	basis curves (2)			•	credit curves (2)	•	equity volatility (1), (2)
	•	repurchase rates			•	credit spreads	•	correlation between model inputs (1)
					•	repurchase rates
					•	independent non-binding broker quotations
______________

(1)	Option-based only.

(2)	Extrapolation beyond the observable limits of the curve(s).
Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the combined balance sheets.
The Company’s actuarial department calculates the fair value of these embedded derivatives, which are estimated as the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees. These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; changes in nonperformance risk; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income.
The Company assumed from an affiliated insurance company the risk associated with certain GMIBs. These embedded derivatives are included in policyholder account balances on the combined balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these assumed risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded to an affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to an affiliated company, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the combined balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Securities, Short-term Investments, Loans to Affiliates, and Long-term Debt of CSEs — FVO.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the combined balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the combined balance sheets.
The estimated fair value of the embedded equity indexed derivatives, based on the present value of future equity returns to the policyholder using actuarial and present value assumptions including expectations concerning policyholder behavior, is calculated by the Company’s actuarial department. The calculation is based on in-force business and uses standard capital market techniques, such as Black-Scholes, to calculate the value of the portion of the embedded derivative for which the terms are set. The portion of the embedded derivative covering the period beyond where terms are set is calculated as the present value of amounts expected to be spent to provide equity indexed returns in those periods. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.
Embedded Derivatives Within Asset and Liability Host Contracts
Level 3 Valuation Approaches and Key Inputs:
Direct and assumed guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. Valuations are based on option pricing techniques, which utilize significant inputs that may include swap yield curves, currency exchange rates and implied volatilities. These embedded derivatives result in Level 3 classification because one or more of the significant inputs are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. Significant unobservable inputs generally include: the extrapolation beyond observable limits of the swap yield curves and implied volatilities, actuarial assumptions for policyholder behavior and mortality and the potential variability in policyholder behavior and mortality, nonperformance risk and cost of capital for purposes of calculating the risk margin.
Reinsurance ceded on certain guaranteed minimum benefits
These embedded derivatives are principally valued using the income approach. The valuation techniques and significant market standard unobservable inputs used in their valuation are similar to those described above in “— Direct and assumed guaranteed minimum benefits” and also include counterparty credit spreads.
Transfers between Levels
Overall, transfers between levels occur when there are changes in the observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the period.
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2017, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2016, transfers between Levels 1 and 2 were not significant.
Transfers into or out of Level 3:
Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
The following table presents certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at:

					June 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	22	-	142	107	18	-	138	104	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	559	104	13	-	700	99	Increase
	•	Consensus pricing	•	Offered quotes (4)	89	-	89	89	37	-	109	85	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	49	-	113	93	38	-	111	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	97	-	104	101	94	-	106	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	101	99	98	-	100	99	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)	40	-	101	90	20	-	104	104	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Repurchase rates (7)	—	-	13		(44)	-	18		Decrease (6)
Credit	•	Present value techniques	•	Credit spreads (8)	96	-	98		97	-	98		Decrease (6)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	10%	-	34%		14%	-	32%		Increase (6)
			•	Correlation (11)	70%	-	70%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (13)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (13)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (13)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (14)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.03%	-	0.47%		0.04%	-	0.57%		Decrease (17)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

(2)
The impact of a decrease in input would have the opposite impact on estimated fair value. For embedded derivatives, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.

(3)	Significant increases (decreases) in expected default rates in isolation would result in substantially lower (higher) valuations.

(4)	Range and weighted average are presented in accordance with the market convention for fixed maturity securities of dollars per hundred dollars of par.

(5)
Changes in the assumptions used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumptions used for prepayment rates.

(6)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(7)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(8)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(9)	At June 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of 2% and 3%, respectively, of the total net derivative estimated fair value.

(10)
Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(11)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(12)
Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(13)
Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(14)
The utilization rate assumption estimates the percentage of contractholders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(15)
The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.

(16)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(17)
Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The following is a summary of the valuation techniques and significant unobservable inputs used in the fair value measurement of assets and liabilities classified within Level 3 that are not included in the preceding table. Generally, all other classes of securities classified within Level 3, including those within separate account assets use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. This includes matrix pricing and discounted cash flow methodologies, inputs such as quoted prices for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2, as well as independent non-binding broker quotations. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$2,403	$—	$1,640	$7	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	6	—	—
Total realized/unrealized gains (losses) included in AOCI	23	—	21	—	—
Purchases (7)	171	—	24	—	—
Sales (7)	(248)	—	(143)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	30	—	—	—	—
Transfers out of Level 3 (8)	(24)	—	(59)	(7)	—
Balance, end of period	$2,356	$—	$1,489	$—	$—
Three Months Ended June 30, 2016
Balance, beginning of period	$2,463	$20	$1,756	$8	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	8	—	—
Total realized/unrealized gains (losses) included in AOCI	75	1	(5)	—	—
Purchases (7)	235	4	383	—	9
Sales (7)	(61)	—	(143)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	102	—	12	—	—
Transfers out of Level 3 (8)	(41)	—	(129)	—	—
Balance, end of period	$2,773	$25	$1,882	$8	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$6	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$8	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

`

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2017
Balance, beginning of period	$142	$1	$(890)	$(2,021)	$15
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	106	162	—
Total realized/unrealized gains (losses) included in AOCI	1	—	—	—	—
Purchases (7)	—	91	4	—	7
Sales (7)	(10)	—	—	—	(8)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	(254)	(1)
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(1)	—	—	(7)
Balance, end of period	$134	$91	$(780)	$(2,113)	$6
Three Months Ended June 30, 2016
Balance, beginning of period	$171	$50	$(243)	$(542)	$143
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	54	(3,409)	—
Total realized/unrealized gains (losses) included in AOCI	3	—	4	—	—
Purchases (7)	—	111	4	—	—
Sales (7)	(1)	—	—	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(1)	(139)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(50)	—	—	(1)
Balance, end of period	$173	$111	$(182)	$(4,090)	$142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$106	$245	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$57	$(3,417)	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$2,391	$—	$1,711	$17	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	9	—	—
Total realized/unrealized gains (losses) included in AOCI	130	—	36	—	—
Purchases (7)	291	—	68	—	—
Sales (7)	(299)	—	(231)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	3	—	—	—	—
Transfers out of Level 3 (8)	(158)	—	(104)	(17)	—
Balance, end of period	$2,356	$—	$1,489	$—	$—
Six Months Ended June 30, 2016
Balance, beginning of period	$2,485	$—	$2,032	$13	$26
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(13)	—	13	—	—
Total realized/unrealized gains (losses) included in AOCI	176	2	(18)	—	—
Purchases (7)	282	4	453	—	9
Sales (7)	(141)	—	(235)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	166	19	24	—	—
Transfers out of Level 3 (8)	(182)	—	(387)	(5)	(26)
Balance, end of period	$2,773	$25	$1,882	$8	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$(12)	$—	$13	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2017
Balance, beginning of period	$137	$2	$(954)	$(2,383)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	96	325	—
Total realized/unrealized gains (losses) included in AOCI	3	—	—	—	—
Purchases (7)	4	91	4	—	1
Sales (7)	(10)	(1)	—	—	(2)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	74	(55)	—
Transfers into Level 3 (8)	—	—	—	—	2
Transfers out of Level 3 (8)	—	(1)	—	—	(5)
Balance, end of period	$134	$91	$(780)	$(2,113)	$6
Six Months Ended June 30, 2016
Balance, beginning of period	$97	$47	$(232)	$32	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	37	(3,847)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	8	—	—
Purchases (7)	—	111	7	—	1
Sales (7)	(13)	(47)	—	—	(4)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(2)	(275)	—
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(40)	—	—	—	(1)
Balance, end of period	$173	$111	$(182)	$(4,090)	$142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (9)	$—	$—	$93	$672	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2016 (9)	$—	$—	$43	$(3,865)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(4)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(5)
Amortization of premium/accretion of discount is included within net investment income. Impairments charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivatives gains (losses).

(6)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

(7)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(8)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(9)
Changes in unrealized gains (losses) included in net income (loss) relate to assets and liabilities still held at the end of the respective periods. Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

Fair Value Option
The following table presents information for certain assets and liabilities of CSEs, which are accounted for under the FVO. These assets and liabilities were initially measured at fair value.

	June 30, 2017	December 31, 2016
	(In millions)
Assets (1)
Unpaid principal balance	$76	$88
Difference between estimated fair value and unpaid principal balance	47	48
Carrying value at estimated fair value	$123	$136
Liabilities (1)
Contractual principal balance	$15	$22
Difference between estimated fair value and contractual principal balance	1	1
Carrying value at estimated fair value	$16	$23
__________________

(1)
These assets and liabilities are comprised of commercial mortgage loans and long-term debt. Changes in estimated fair value on these assets and liabilities and gains or losses on sales of these assets are recognized in net investment gains (losses). Interest income on commercial mortgage loans held by CSEs — FVO is recognized in net investment income. Interest expense from long-term debt of CSEs — FVO is recognized in other expenses.

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities, such as time deposits, and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,140	$—	$—	$10,405	$10,405
Policy loans	$1,513	$—	$778	$992	$1,770
Real estate joint ventures	$6	$—	$—	$27	$27
Other limited partnership interests	$42	$—	$—	$41	$41
Premiums, reinsurance and other receivables	$1,862	$—	$170	$2,220	$2,390
Liabilities
Policyholder account balances	$15,913	$—	$—	$17,316	$17,316
Long-term debt	$3,000	$—	$3,006	$—	$3,006
Collateral financial arrangement	$—	$—	$—	$—	$—
Other liabilities	$573	$—	$361	$212	$573
Separate account liabilities	$1,167	$—	$1,167	$—	$1,167

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$9,242	$—	$—	$9,387	$9,387
Policy loans	$1,517	$—	$780	$978	$1,758
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Premiums, reinsurance and other receivables	$2,789	$—	$834	$2,449	$3,283
Liabilities
Policyholder account balances	$16,226	$—	$—	$17,457	$17,457
Long-term debt	$1,887	$—	$2,117	$—	$2,117
Collateral financing arrangement	$2,797	$—	$—	$2,797	$2,797
Other liabilities	$323	$—	$110	$213	$323
Separate account liabilities	$1,114	$—	$1,114	$—	$1,114
The methods, assumptions and significant valuation techniques and inputs used to estimate the fair value of financial instruments are summarized as follows:
Mortgage Loans
The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Policy Loans
Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity determined through experience studies of the past performance of policyholder repayment behavior for similar loans. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk, as these loans are fully collateralized by the cash surrender value of the underlying insurance policy. Policy loans with variable interest rates are classified within Level 2 and the estimated fair value approximates carrying value due to the absence of borrower credit risk and the short time period between interest rate resets, which presents minimal risk of a material change in estimated fair value due to changes in market interest rates.
Real Estate Joint Ventures and Other Limited Partnership Interests
The estimated fair values of these cost method investments are generally based on the Company’s share of the NAV as provided on the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments.
Premiums, Reinsurance and Other Receivables
Premiums, reinsurance and other receivables are principally comprised of certain amounts recoverable under reinsurance agreements, amounts on deposit with financial institutions to facilitate daily settlements related to certain derivatives and amounts receivable for securities sold but not yet settled.
Amounts recoverable under ceded reinsurance agreements, which the Company has determined do not transfer significant risk such that they are accounted for using the deposit method of accounting, have been classified as Level 3. The valuation is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using interest rates determined to reflect the appropriate credit standing of the assuming counterparty.
The amounts on deposit for derivative settlements, classified within Level 2, essentially represent the equivalent of demand deposit balances and amounts due for securities sold are generally received over short periods such that the estimated fair value approximates carrying value.
Policyholder Account Balances
These policyholder account balances include investment contracts which primarily include certain funding agreements, fixed deferred annuities, modified guaranteed annuities, fixed term payout annuities and total control accounts. The valuation of these investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using current market risk-free interest rates adding a spread to reflect the nonperformance risk in the liability.
Long-term Debt and Collateral Financing Arrangement
The estimated fair values of long-term debt and the collateral financing arrangement are principally determined using market standard valuation methodologies. Valuations of instruments classified as Level 2 are based primarily on quoted prices in markets that are not active or using matrix pricing that use standard market observable inputs such as quoted prices in markets that are not active and observable yields and spreads in the market. Instruments valued using discounted cash flow methodologies use standard market observable inputs including market yield curve, duration, observable prices and spreads for similar publicly traded or privately traded issues.
Valuations of instruments classified as Level 3 are based primarily on discounted cash flow methodologies that utilize unobservable discount rates that can vary significantly based upon the specific terms of each individual arrangement. The determination of estimated fair value of the collateral financing arrangement incorporates valuations obtained from the counterparties to the arrangement, as part of the collateral management process.
Other Liabilities
Other liabilities consist primarily of interest payable, amounts due for securities purchased but not yet settled, funds withheld amounts payable, which are contractually withheld by the Company in accordance with the terms of the reinsurance agreements, and derivatives payable. The Company evaluates the specific terms, facts and circumstances of each instrument to determine the appropriate estimated fair values, which are not materially different from the carrying values.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

Separate Account Liabilities
Separate account liabilities represent those balances due to policyholders under contracts that are classified as investment contracts.
Separate account liabilities classified as investment contracts primarily represent variable annuities with no significant mortality risk to the Company such that the death benefit is equal to the account balance and certain contracts that provide for benefit funding.
Since separate account liabilities are fully funded by cash flows from the separate account assets which are recognized at estimated fair value as described in the section “— Recurring Fair Value Measurements,” the value of those assets approximates the estimated fair value of the related separate account liabilities. The valuation techniques and inputs for separate account liabilities are similar to those described for separate account assets.
7. Debt and Collateral Financing Arrangement
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	June 30, 2017	December 31, 2016
	(Dollars in millions)
Senior notes — unaffiliated	3.700%	2027	$1,488	$—
Senior notes — unaffiliated	4.700%	2047	1,476	—
Surplus notes — affiliated with MetLife, Inc.	8.595%	2038	—	750
Surplus note — affiliated with MetLife, Inc.	5.130%	2032	—	750
Surplus note — affiliated with MetLife, Inc.	6.000%	2033	—	350
Long-term debt — unaffiliated (1), (2)	7.028%	2030	36	37
Total long-term debt			$3,000	$1,887

Collateral financing arrangement	3-month LIBOR plus 0.70%	2037	$—	$2,797
______________

(1)	Excludes $16 million and $23 million at June 30, 2017 and December 31, 2016, respectively, of long-term debt relating to CSEs — FVO.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Senior Notes
On June 22, 2017, Brighthouse Financial, Inc. issued $1.5 billion of senior notes due in June 2027, which bear interest at a fixed rate of 3.70%, payable semi-annually, and $1.5 billion of senior notes due in June 2047, which bear interest at a fixed rate of 4.70%, payable semi-annually.
Surplus Notes — Affiliated
On June 16, 2017, MetLife, Inc. forgave the Company’s obligation to pay the principal under the $750 million aggregate principal amount, 8.595% surplus notes. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in-capital.
Reserve Financing Surplus Notes — Affiliated
On April 28, 2017, surplus note obligations with MetLife, Inc. totaling $1.1 billion, which were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a noncash exchange for $1.1 billion of loans outstanding from MetLife.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
7. Debt and Collateral Financing Arrangement (continued)

Collateral Financing Arrangement
On April 28, 2017, MetLife, Inc. and MRSC terminated the collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents, with the remaining assets held in trust returned to MetLife, Inc. See Note 4.
Committed Facilities and Reinsurance Financing Arrangement
On April 28, 2017, MetLife, Inc. and MetLife Reinsurance of Vermont terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility.
On April 28, 2017, BRCD entered into a new financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At June 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
Term Loan Facility
Effective with the issuances of the senior notes, total commitments under the $3.0 billion term loan facility (the “2016 Term Loan Facility”) were reduced by approximately $2.5 billion. See Note 13.
8. Shareholder’s Net Investment
Capital Contribution
On June 16, 2017, MetLife, Inc. made a non-cash capital contribution of $750 million in the form of forgiveness of debt to the Company. See Note 7.
Noncontrolling Interest
On June 20, 2017, Brighthouse Holdings, LLC issued $50 million aggregate liquidation preference of fixed rate cumulative preferred units to MetLife, Inc. These preferred units are reported as noncontrolling interests on the interim condensed combined balance sheet. See Note 13 for further information regarding Brighthouse Holdings, LLC.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$1,310	$248	$(34)	$(18)	$1,506
OCI before reclassifications	649	(33)	3	—	619
Deferred income tax benefit (expense)	(236)	11	(2)	1	(226)
AOCI before reclassifications, net of income tax	1,723	226	(33)	(17)	1,899
Amounts reclassified from AOCI	(1)	(4)	—	—	(5)
Deferred income tax benefit (expense)	(1)	1	—	—	—
Amounts reclassified from AOCI, net of income tax	(2)	(3)	—	—	(5)
Balance, end of period	$1,721	$223	$(33)	$(17)	$1,894

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
8. Shareholder's Net Investment (continued)

	Three Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,248	$258	$(35)	$(15)	$2,456
OCI before reclassifications	225	76	16	2	319
Deferred income tax benefit (expense)	(86)	(27)	(2)	(1)	(116)
AOCI before reclassifications, net of income tax	2,387	307	(21)	(14)	2,659
Amounts reclassified from AOCI	(29)	(11)	—	(1)	(41)
Deferred income tax benefit (expense)	10	4	—	—	14
Amounts reclassified from AOCI, net of income tax	(19)	(7)	—	(1)	(27)
Balance, end of period	$2,368	$300	$(21)	$(15)	$2,632

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$1,044	$268	$(31)	$(16)	$1,265
OCI before reclassifications	962	(52)	(4)	(14)	892
Deferred income tax benefit (expense)	(343)	18	2	13	(310)
AOCI before reclassifications, net of income tax	1,663	234	(33)	(17)	1,847
Amounts reclassified from AOCI	90	(16)	—	—	74
Deferred income tax benefit (expense)	(32)	5	—	—	(27)
Amounts reclassified from AOCI, net of income tax	58	(11)	—	—	47
Balance, end of period	$1,721	$223	$(33)	$(17)	$1,894

	Six Months Ended June 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$1,322	$251	$(32)	$(18)	$1,523
OCI before reclassifications	1,588	91	12	3	1,694
Deferred income tax benefit (expense)	(564)	(32)	(1)	(1)	(598)
AOCI before reclassifications, net of income tax	2,346	310	(21)	(16)	2,619
Amounts reclassified from AOCI	34	(16)	—	1	19
Deferred income tax benefit (expense)	(12)	6	—	—	(6)
Amounts reclassified from AOCI, net of income tax	22	(10)	—	1	13
Balance, end of period	$2,368	$300	$(21)	$(15)	$2,632
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
8. Shareholder's Net Investment (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Combined Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$1	$26	$(47)	$(34)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	3	2	—	Net investment income
Net unrealized investment gains (losses)	(1)	—	(45)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	1	29	(90)	(34)
Income tax (expense) benefit	1	(10)	32	12
Net unrealized investment gains (losses), net of income tax	2	19	(58)	(22)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	12	—	12	Net derivative gains (losses)
Interest rate swaps	1	1	2	1	Net investment income
Interest rate forwards	2	(1)	2	1	Net derivative gains (losses)
Interest rate forwards	—	—	1	1	Net investment income
Foreign currency swaps	1	(1)	11	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	11	16	16
Income tax (expense) benefit	(1)	(4)	(5)	(6)
Gains (losses) on cash flow hedges, net of income tax	3	7	11	10
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	—	(1)	—	(1)
Amortization of prior service (costs) credit	—	2	—	—
Amortization of defined benefit plans, before income tax	—	1	—	(1)
Amortization of defined benefit plans, net of income tax	—	1	—	(1)
Total reclassifications, net of income tax	$5	$27	$47	$(13)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$65	$108	$129	$228
Commissions	197	130	390	314
Volume-related costs	136	128	263	253
Affiliated expenses on ceded and assumed reinsurance	3	(2)	26	1
Capitalization of DAC	(47)	(82)	(115)	(184)
Interest expense on debt	37	45	82	88
Premium taxes, licenses and fees	19	13	33	33
Professional services	53	17	88	28
Rent and related expenses	4	15	8	30
Other	147	121	274	254
Total other expenses	$614	$493	$1,178	$1,045
Affiliated Expenses
Commissions and capitalization of DAC include the impact of affiliated reinsurance transactions. See Note 12 for a discussion of affiliated expenses included in the table above.
10. Pro Forma Earnings Per Share
On August 4, 2017, there were 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding (see Note 13) and this share amount is being utilized to calculate pro forma earnings per share (“EPS”) for all periods presented since the majority of such shares were issued subsequent to June 30, 2017. The following table sets forth the calculation of pro forma basic EPS based on net income (loss) divided by the pro forma basic weighted average number of common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions, except share and per share data)
Weighted Average Shares:
Pro forma shares outstanding	119,773,106	119,773,106	119,773,106	119,773,106
Incremental common shares from assumed:
Net income (loss)	$246	$(1,423)	$(103)	$(1,016)
Pro forma earnings per share	$2.05	$(11.88)	$(0.86)	$(8.48)
11. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2017.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. At June 30, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
Matters as to Which an Estimate Cannot Be Made
For other matters, the Company is not currently able to estimate the reasonably possible loss or range of loss. The Company is often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, the Company reviews relevant information with respect to litigation contingencies and updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named NELICO in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. In August of 2016, a trial of claims by plaintiff Christine Ramirez resulted in a verdict against MetLife, Inc., MetLife Securities, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. The judgment against NELICO is approximately $2.7 million. The defendants have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded plaintiff approximately $6.5 million in attorneys’ fees and costs. The defendants have appealed this decision.
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its combined financial statements for all probable and reasonably estimable losses for sales practices matters.
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s combined financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s combined net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $168 million and $348 million at June 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.3 billion at both June 30, 2017 and December 31, 2016.
Other Commitments
The Company has entered into collateral arrangements with affiliates which require the transfer of collateral in connection with secured demand notes. At June 30, 2017, these arrangements had expired and the Company is no longer transferring collateral to custody accounts. At December 31, 2016, the Company had agreed to fund up to $20 million of cash upon the request by these affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million, to custody accounts to secure the demand notes. Each of these affiliates is permitted by contract to sell or re-pledge this collateral.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $218 million, with a cumulative maximum of $223 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.
The Company’s recorded liabilities were $2 million at both June 30, 2017 and December 31, 2016, for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)

12. Related Party Transactions
The Company has not historically operated as a standalone business and has various existing relationships with MetLife for services necessary to conduct its activities.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Income		Expense
	(In millions)
MetLife	$42	$127	$80	$14

	Six Months Ended June 30,
	2017	2016	2017	2016
	Income		Expense
	(In millions)
MetLife	$(400)	$52	$180	$200
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(In millions)
MetLife	$2,979	$2,170	$4,805	$7,763
The material arrangements between the Company and MetLife are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by affiliated companies. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance of Vermont, Delaware American Life Insurance Company and American Life Insurance Company, all of which were related parties as of June 30, 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed combined statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$4	$7	$8	$52
Reinsurance ceded	(140)	(197)	(317)	(373)
Net premiums	$(136)	$(190)	$(309)	$(321)
Universal life and investment-type product policy fees
Reinsurance assumed	$22	$28	$46	$54
Reinsurance ceded	(4)	(15)	(17)	(31)
Net universal life and investment-type product policy fees	$18	$13	$29	$23
Other revenues
Reinsurance assumed	$27	$—	$27	$—
Reinsurance ceded	39	283	39	304
Net other revenues	$66	$283	$66	$304
Policyholder benefits and claims
Reinsurance assumed	$6	$12	$12	$54
Reinsurance ceded	(94)	(200)	(229)	(349)
Net policyholder benefits and claims	$(88)	$(188)	$(217)	$(295)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$19	$36	$39
Reinsurance ceded	(4)	(4)	(8)	(8)
Net interest credited to policyholder account balances	$14	$15	$28	$31
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance assumed	$21	$2	$24	$5
Reinsurance ceded	(3)	(61)	$13	$(120)
Net amortization of deferred policy acquisition costs and value of business acquired	$18	$(59)	$37	$(115)
Other expenses
Reinsurance assumed	$2	$(11)	$21	$16
Reinsurance ceded	(2)	(15)	15	(28)
Net other expenses	$—	$(26)	$36	$(12)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of affiliated reinsurance included on the interim condensed combined balance sheets was as follows at:

	June 30, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$160	$3,312	$21	$4,020
Deferred policy acquisition costs and value of business acquired	8	(435)	71	(406)
Total assets	$168	$2,877	$92	$3,614
Liabilities
Future policy benefits	$67	$—	$170	$—
Policyholder account balances	—	—	460	—
Other policy-related balances	1,676	—	1,677	—
Other liabilities	21	384	10	715
Total liabilities	$1,764	$384	$2,317	$715
The Company assumes risks from affiliates related to guaranteed minimum benefit guarantees written directly by the affiliates. These assumed reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these agreements are included within policyholder account balances and were $0 and $460 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $113 million and $110 million for the three months and six months ended June 30, 2017, respectively, and ($127) million and ($199) million for the three months and six months ended June 30, 2016, respectively.
The Company cedes risks to an affiliate related to guaranteed minimum benefit guarantees written directly by the Company. These ceded reinsurance agreements contain embedded derivatives and changes in their estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with these cessions are included within premiums, reinsurance and other receivables and were $3 million and $390 million at June 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $0 and ($263) million for the three months and six months ended June 30, 2017, respectively, and $155 million and $264 million for the three months and six months ended June 30, 2016, respectively.
In May, 2017, the Company recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of reinsurance termination.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $91 million and $89 million, net of income tax, three months and six months ended, as a result of this transaction.
In January 2017, the Company executed a novation and assignment of a reinsurance agreement under which MLIC reinsured certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse NY and NELICO. As a result of the novation and assignment, the reinsurance agreement is now between Brighthouse Insurance and Brighthouse NY and NELICO. The transaction is treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. The transaction resulted in an increase in other liabilities of $274 million. The Company recognized a loss of $178 million, net of income tax, as a result of this transaction.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Financing and Capital Support Arrangements
The Company had financing arrangements with MetLife that are used to support reinsurance obligations arising under affiliated reinsurance agreements. The Company recognized interest expense for affiliated debt of $24 million and $55 million for the three months and six months ended June 30, 2017, respectively, and $31 million and $62 million for the three months and six months ended June 30, 2016, respectively. See Note 7 for subsequent information regarding the termination of these arrangements.
Additionally, MetLife provides various capital support commitments and guarantees to the Brighthouse Financial, Inc. combined entities. Under this arrangement, MetLife has had a net worth maintenance agreement with the Company, pursuant to which MetLife agreed to cause the Company to meet specified capital and surplus levels and has guaranteed liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the Separation, this net worth maintenance agreement was terminated on August 4, 2017.
Investment Transactions
The Company has extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company transfers invested assets, primarily consisting of fixed maturity securities, to and from MetLife affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. The Company is charged for these services based on direct and indirect costs. When specific identification is not practicable, an allocation methodology is used, primarily based on sales, in-force liabilities, or headcount. For certain agreements, charges are based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other expenses, were $98 million and $195 million for the three months and six months ended June 30, 2017, respectively, and $249 million and $496 million for the three months and six months ended June 30, 2016, respectively.
Stock-Based Compensation Plans
Prior to the Separation, the Company’s employees participated in MetLife, Inc. stock-based compensation plans, the costs of which were allocated to the Company and recorded in the combined statements of operations. The Separation constituted the end of the Company’s employees’ employment with MetLife and the Company’s affiliates, and their MetLife stock compensation awards were retained or forfeited according to their terms. In accordance with the requirements of the MetLife plans, the MetLife Board or an appropriate committee will determine what adjustments, if any, to make to outstanding awards and the number of shares reserved for issuance under MetLife’s stock compensation plans in order to prevent the dilution or enlargement of participants’ rights under the plans.
The Company’s participation in MetLife, Inc.’s stock compensation plans ceased December 31, 2016, in that MetLife, Inc. did not grant Company employees new MetLife, Inc. stock-based long-term incentive awards as part of its 2017 process of determining total compensation for 2016 performance and in expectation of contributions to future performance, to the extent that Company employees had been identified prior to MetLife, Inc. completing that process.
Broker-Dealer Transactions
The Company accrues related party revenues and expenses arising from transactions with affiliated broker-dealers whereby such affiliated broker-dealers sell the Company’s variable annuity and life products. The affiliated expense for the Company is commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The affiliated revenue for the Company is fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing certain of the Company’s existing and future variable insurance products, and the MetLife brokers-dealers discontinued such distributions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

The following table summarizes income and expense from transactions with related broker-dealers for the periods indicated:

	Three Months Ended June 30,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In millions)
Affiliated broker-dealers	$59	$52	$194	$156

	Six Months Ended June 30,
	2017	2016	2017	2016
	Fee Income		Commission Expense
	(In millions)
Affiliated broker-dealers	$117	$107	$323	$320
The following table summarizes assets and liabilities from transactions with affiliated broker-dealers as follows:

	June 30, 2017		December 31, 2016
	Fee Income Receivables	Secured Demand Notes	Fee Income Receivables	Secured Demand Notes
	(In millions)
Affiliated broker-dealers	$(1)	$—	$21	$20
13. Subsequent Events
Term Loan Facility
On July 21, 2017, concurrently with entering into a new term loan facility described below, Brighthouse Financial, Inc. terminated the 2016 Term Loan Facility, without penalty. Brighthouse Financial, Inc. will expense $7 million of capitalized costs related to the termination in the third quarter of 2017.
On July 21, 2017, Brighthouse Financial, Inc. entered into a new term loan agreement (the “2017 Term Loan Agreement”) with respect to a new $600 million unsecured delayed draw term loan facility (the “2017 Term Loan Facility”). The 2017 Term Loan Facility provides for borrowings up to a maximum of $600 million which may be used for general corporate purposes, including in connection with the Separation, of which $500 million was available prior to the Separation. On August 2, 2017, Brighthouse Financial, Inc. borrowed $500 million under the 2017 Term Loan Facility in connection with the Separation. On August 14, 2017, Brighthouse Financial, Inc. borrowed the remaining $100 million available under the 2017 Term Loan Facility.
The Separation
On August 4, 2017, Brighthouse Financial, Inc. entered into the Master Separation Agreement with MetLife and MetLife, Inc. completed the Separation through a distribution of 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc.’s common stock and retained the remaining 19.2%. As a result, Brighthouse Financial, Inc., is now an independent, publicly traded company on the Nasdaq Stock Market under the symbol “BHF.”
Contribution of Brighthouse Holdings, LLC
On July 28, 2017, MetLife, Inc. contributed to Brighthouse Financial, Inc. all of the common interests in Brighthouse Holdings, LLC in exchange for (i) the assumption by Brighthouse Financial, Inc. of certain liabilities of MetLife, Inc. including, among other things, liabilities relating to the operation of Brighthouse’s business (including from periods prior to the separation) and certain liabilities related to Brighthouse’s employees, liabilities relating to Brighthouse’s assets and outstanding contractual and non-contractual relationships with customers, vendors and others (including obligations under leases for Brighthouse’s corporate headquarters in Charlotte, North Carolina as well as certain other locations), and liabilities relating to certain historical operations of MetLife; (ii) a cash distribution; (iii)the issuance of additional shares of Brighthouse Financial, Inc. common stock; and (iv) the entry into certain other agreements between MetLife, Inc. and Brighthouse Financial, Inc.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Combined Financial Statements (Unaudited) — (Continued)
13. Subsequent Event (continued)

Cash Distribution
On August 3, 2017 Brighthouse Financial, Inc. made a cash distribution in an aggregate amount of $1.8 billion to MetLife, Inc., the sole holder of Brighthouse Financial, Inc. common stock as of the record date for the distribution.
The Distribution
On August 4, 2017, Brighthouse Financial, Inc. issued an additional 119,673,106 shares of common stock to MetLife, Inc. Also on August 4, 2017, MetLife, Inc. distributed 96,776,670 of its 119,773,106 shares of Brighthouse Financial, Inc. common stock, representing 80.8% of MetLife Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock. MetLife, Inc. retained the remaining 22,996,436 shares, representing 19.2% of Brighthouse Financial, Inc.’s common stock. See Note 10 for information on pro forma earnings per share for Brighthouse Financial, Inc.
Employee Matters Agreement
On August 4, 2017, an employee matters agreement between Brighthouse Financial, Inc. and MetLife, Inc. became effective. Under this agreement, MetLife, Inc. has agreed to reimburse Brighthouse Financial, Inc. on an annual basis for any and all payments of benefits made by any legal entity owned by Brighthouse Financial, Inc. related to certain NELICO employee benefit plan liabilities.
Tax Impacts Recognized at Separation
On July 27, 2017, a Tax Separation Agreement (the “TSA”) was entered into between MetLife, Inc. and Brighthouse Financial, Inc., on behalf of itself and each its subsidiaries and affiliates (the “Brighthouse Group”). As of the Distribution date, the existing tax sharing agreement, dated as of June 24, 1986 that was in effect for the U.S. federal income tax consolidated group of which MetLife, Inc. is the parent, was terminated with respect to the Brighthouse Group. The TSA sets forth the agreement on the rights and obligations of MetLife, Inc. and Brighthouse Financial, Inc. and their respective affiliates regarding the responsibility, handling and allocation of federal, state, local, and non-U.S. taxes, and various other tax matters. See Note 1 of the Notes to the Combined Financial Statements included in the Form 10 for information regarding the former tax sharing agreement.
Brighthouse Life Insurance Company recognized a $553 million payable to MetLife, Inc. offset with a decrease to shareholder’s net investment related to a tax receivable agreement, which represents 86% of a $643 million deferred tax asset recorded in the second quarter of 2017.
The following table presents the pro forma impacts to certain amounts reported in the interim condensed combined balance sheet, had the transactions associated with the Separation described above been completed as of June 30, 2017.

	As Reported	Pro Forma
	(In millions)
Cash and cash equivalents	$4,443	$3,245
Long-term debt	$3,016	$3,616
Shareholder’s net investment	$14,521	$12,168

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “Brighthouse,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation originally incorporated in Delaware in 2016, and its subsidiaries. Brighthouse Financial, Inc. was formerly a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed combined financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q; (ii) Amendment No. 5 to our Registration Statement on Form 10, filed June 30, 2017 (the “Form 10”); and (iii) our current reports on Form 8-K filed in 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Forward-Looking Statements” and the section entitled “Risk Factors” included in the Form 10 and the Risk Factors set forth in Part II, Item IA of this Quarterly Report on Form 10-Q.
The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s Brighthouse Financial segment from and after the distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 80.8% of the shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution.
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:

•	“Executive Summary” contains the following sub-sections:

◦	“Overview” provides information regarding our business, reporting segments and results as discussed in the Results of Operations.

◦	“Background” presents details of the Company’s legal entity structure and key events that led up to the completion of the Separation.

◦
“Certain Business Events” defines significant events that impacted either or both net income (loss) and operating earnings, as defined in “— Non-GAAP and Other Financial Disclosures”, which management believes are not indicative of performance in the respective periods. Events defined in this section are referred to in the Results of Operations discussion.

◦
“Actuarial Assumption Review” describes a change in key policyholder behavior assumptions that resulted in the second quarter of 2016 which had a significant unfavorable impact to net income (loss) in that period.

•
“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in the Form 10 that we believe may materially affect our future financial condition, results of operations or cash flows.

•	“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our accounting principles generally accepted in the United States (“GAAP”) results.

•
“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in the Results of Operations that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, operating earnings is presented by key business activities which are derived from, but different than, the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance businesses and financial and operating metrics, but is not intended to be exhaustive.

Executive Summary
Overview
We are a major provider of life insurance and annuity products. Our products serve the financial security needs of our customers and are offered solely in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners.

For operating purposes, we have established three reporting segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations not included in the segments in Corporate & Other. We allocate capital to our segments based on an internal capital model.
As previously announced, in the third quarter of 2016, the Company reorganized its businesses in anticipation of the Separation. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment (“ULSG Re-segmentation”). These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings in the prior periods.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” “Business — Segments and Corporate & Other” and “Business — Description of our Segments, Products and Operations” included in the Form 10 along with Note 2 of the Notes to the Interim Condensed Combined Financial Statements for further information on our segments and Corporate & Other, including allocated capital.
Net income increased $1.7 billion to $246 million for the three months ended June 30, 2017 from a net loss of $1.4 billion for the three months ended June 30, 2016. Operating earnings increased $245 million to $324 million for the three months ended June 30, 2017 from $79 million for the three months ended June 30, 2016. Our net loss decreased $913 billion to $103 million for the six months ended June 30, 2017 from $1.0 billion for the six months ended June 30, 2016. Operating earnings increased $185 million to $604 million for the six months ended June 30, 2017 from $419 million for the six months ended June 30, 2016. For a detailed discussion of our results see “— Results of Operations.”
Background
Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., a holding company incorporated in Delaware on August 1, 2016 to own the legal entities that have historically operated a substantial portion of MetLife’s former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, which is included in our Run-off segment.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the combined results of operations, financial condition and cash flows of Brighthouse for the periods indicated. In addition to Brighthouse Financial, Inc., the companies and businesses included in the combined results of operations, financial condition and cash flows are:

•
Brighthouse Life Insurance Company (“Brighthouse Insurance”), formerly MetLife Insurance Company USA, our largest insurance operating entity, domiciled in Delaware and licensed to write business in 49 states;

•	New England Life Insurance Company (“NELICO”), domiciled in Massachusetts and licensed to write business in all 50 states;

•
Brighthouse Life Insurance Company of NY (“Brighthouse NY”), formerly First MetLife Investors Insurance Company, domiciled in New York and licensed to write business in New York, which is a subsidiary of Brighthouse Insurance;

•	Brighthouse Reinsurance Company of Delaware (“BRCD”), our single reinsurance company licensed in Delaware, which is a subsidiary of Brighthouse Insurance;

•
Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), formerly MetLife Advisers, LLC serving as investment advisor to certain proprietary mutual funds that are underlying investments under our and MetLife’s variable insurance products;

•	Brighthouse Services, LLC (“Brighthouse Services”), an internal services and payroll company;

•
Brighthouse Securities, LLC (“Brighthouse Securities”), a registered as a broker-dealer with the U.S. Securities and Exchange Commission (“SEC”), approved as a member of the Financial Industry Regulatory Authority, Inc. and registered as a broker-dealer and licensed as an insurance agency in all required states; and

•	Brighthouse Holdings, LLC (“BH Holdings”), a wholly-owned holding company subsidiary of Brighthouse Financial, Inc. domiciled in Delaware.
The Separation
On January 12, 2016, MetLife, Inc. announced its plan to pursue the separation of a substantial portion of its former U.S. retail business. Additionally, on July 21, 2016, MetLife, Inc. announced that the separated business would be rebranded as “Brighthouse Financial.”

On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 with the SEC that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include, among others, Brighthouse Insurance, Brighthouse NY, NELICO, Brighthouse Advisers and certain affiliated reinsurance companies in the separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance. The affiliated reinsurance companies were then merged into BRCD, a licensed reinsurance subsidiary of Brighthouse Insurance (the “Reinsurance Merger”). On June 20, 2017, BH Holdings issued $50 million aggregate liquidation preference of fixed rate cumulative preferred units to MetLife Inc. These preferred units are reported as noncontrolling interests on the interim condensed combined balance sheet. Additionally, on June 16, 2017 in connection with the Separation, MetLife, Inc. forgave the $750 million principal amount of 8.595% surplus notes, and on July 28, 2017, MetLife, Inc. contributed BH Holdings to Brighthouse Financial, Inc.
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group (“MPCG”), including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur at or after the closing of the sale. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which MetLife’s U.S. retail business will be the exclusive developer of certain annuity products to be issued by MassMutual. In the MassMutual purchase agreement, MetLife, Inc. agreed to indemnify MassMutual for certain claims, liabilities and breaches of representations and warranties up to limits described in the purchase agreement.
Certain Business Events
The following tables show the effect on our net income (loss) and operating earnings of the items described in the following discussion, which we do not believe are indicative of performance in the period. There may be other items not included in the tables that caused significant changes in net income (loss) and operating earnings for the periods presented, including the action taken in 2016 to increase our reserves on our variable annuity contracts, see “— Actuarial Assumption Review,” For additional discussions of these actions and their impacts on net income (loss) and operating earnings, see “— Results of Operations.” Amounts presented in the following tables and the discussion of items presented are net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net Income (Loss):
ULSG Model Change	$—	$(408)	$—	$(408)
SPDA Recaptures	$—	$246	$—	$246
2017 VA Recaptures	$89	$—	$(91)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Operating Income:
ULSG Model Change	$—	$(408)	$—	$(408)
SPDA Recaptures	$—	$246	$—	$246
2017 VA Recaptures	$17	$—	$9	$—

ULSG Model Change. In the second quarter of 2016, we refined our actuarial model which calculates the reserves for our ULSG products (the “ULSG Model Change”). The new model treats projected premiums and death claims differently than the previous model. This change resulted in a one-time charge to net income (loss) and operating earnings of $408 million for the six months ended June 30, 2016. Of this one-time charge, $171 million resulted directly from the model refinements, as follows:

•	a $150 million increase in insurance-related liabilities;

•	a $16 million decrease in amortization of unearned revenue; and

•	a $5 million increase in amortization of deferred policy acquisition costs (“DAC”).
The above impacts from the model change also resulted in a reduction of expected future gross profits, which drove our loss recognition margins negative, resulting in a further DAC write-off of $237 million for the six months ended June 30, 2016. As a further result of the lower expected future gross profits, we expect to recognize ongoing future increases in the insurance-related liabilities, for which $63 million, in addition to the one-time charges, was recognized for the six months ended June 30, 2017 and are not included in the preceding table. The ongoing future increases are expected to range between $40 million and $45 million each quarter and gradually decline over time. See “— Results of Operations — Combined Results for the Three Months and Six Months Ended June 30, 2017 and 2016 — Operating.”
SPDA Recaptures. In April and December 2016, in contemplation of the Separation, we recaptured certain blocks of single premium deferred annuities ceded to Metropolitan Life Insurance Company (“MLIC”) on a 90% coinsurance basis (together, the “SPDA Recaptures”). The April 2016 recapture resulted in an a benefit to both net income (loss) and operating earnings of $246 million for the six months ended June 30, 2016, comprised of higher fee income of $190 million due to a net favorable settlement and a recovery of DAC amortization of $56 million. The SPDA Recaptures were primarily settled with market-adjusted assets-in-kind, which increased the invested asset base but also resulted in lower yields as compared to the yield used in determining the interest income recognized on the reinsurance receivable balances prior to the recaptures. Together these changes are expected to have additional impacts to net investment spread on a comparative basis which are not reflected in the preceding table. See “— Results of Operations — Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2017 and 2016.”
2017 VA Recaptures. Effective January 1, 2017, certain ceded and assumed variable annuity reinsurance agreements with MLIC were recaptured (“2017 VA Recaptures”). The initial settlement of these transactions resulted in a charge in the first quarter of 2017 which decreased net income (loss) by $180 million. Of this amount, $172 million was included in GMLB Riders, recognized in net derivative gains (losses). The remaining $8 million was included in operating earnings, recognized in other expenses, net of DAC capitalization, partially offset by lower amortization of DAC and value of business acquired (“VOBA”). Upon final settlement in the second quarter of 2017, we recognized a benefit of $89 million, of which $72 million was included in GMLB Riders in net derivative gains (losses), and $17 million was included in operating earnings in other revenue.
Actuarial Assumption Review
As a result of the 2016 second quarter actuarial assumption review related to our variable annuity business, we made certain changes to policyholder behavior and long-term economic assumptions, primarily relating to annuitization utilization as well as withdrawals and risk margins. The 2016 review included an analysis of a larger body of actual experience than was previously available which, when combined with relevant industry-wide data that had recently become available, we believed provided greater insight into anticipated policyholder behavior for variable annuity contracts that are in the money. This experience included a statistically significant amount of our GMIB policies passing the ten year waiting period required to allow contract holders to use certain benefits and a longer period of experience in a low interest rate environment. The annual review of actuarial assumptions related to our other businesses was performed in the third quarter of 2016.
The following table shows the impact on operating earnings and net income (loss) from the actuarial assumption reviews for the six months ended June 30, 2017 and 2016, which also reflects the impact for the three months ended June 30, 2017 and 2016. The impact related to GMLBs is included in net income (loss), but not included in operating earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Six Months Ended June 30,
	2017	2016

GMLBs	$—	$(1,530)
Included in operating earnings:
Other annuity business	—	(138)
Life business	—	(2)
Run-off	—	—
Total included in operating earnings	—	(140)
Total impact on net income (loss)	—	(1,670)

Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the Form 10 for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of Brighthouse’s operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks — Our insurance businesses are highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the Form 10 or in this Quarterly Report on Form 10-Q under this “Regulatory Developments” caption and “Risk Factors — Regulatory and Legal Risks.”
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts (“IRA”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service and the Pension Benefit Guaranty Corporation.
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017. Further, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions (as described further below) that were published in conjunction with the final rule. The request for information seeks public input that could lead to new exemptions or changes and revisions to the final rule. These rules substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
As noted above, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued BIC, a new exemption that applies more onerous disclosure and contract requirements to, and increases fiduciary requirements and fiduciary liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial interest standard) were delayed until January 1, 2018. However, contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.

We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our insurance businesses are highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the Form 10.
On February 3, 2017 President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the fiduciary rule and providing for a 30-day comment period on all issues raised by its request for information (excepting the 15-day comment period on delaying the January 1, 2018 applicability date discussed above). On August 9, 2017, the DOL filed a public notice in the case of Thrivent Financial v. the DOL alerting the court that the DOL has submitted to the Office of Management and Budget proposed amendments to several prohibited transaction exemptions (including BIC and 84-24) further delaying application of these exemptions as re-written by the DOL, from January 1, 2018 to July 1, 2019. While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration and the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the DOL’s request for information and the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Combined Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of DAC and the establishment and amortization of VOBA;

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of goodwill and related impairment;

(viii)	measurement of income taxes and the valuation of deferred tax assets; and

(ix)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Combined Financial Statements included in the Form 10.

Non-GAAP and Other Financial Disclosures
In this report, we present a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business.
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating earnings	(i)	net income (loss)
See “— Results of Operations” for reconciliations of operating earnings to net income (loss). A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude guaranteed minimum income benefits (“GMIB”) revenues and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings, thereby excluding substantially all GMLB activity from operating earnings.
Operating Earnings
Operating earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by us, referred to as divested businesses, and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues, net of income tax, in calculating operating earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except: (i) earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”) and (ii) earned income on derivatives and amortization of premium on derivatives that are hedges of policyholder account balances but do not qualify for hedge accounting treatment (“PAB Adjustments”);

•	Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity GMIB fees (“GMIB Fees”);

•	Certain amounts related to securitization entities that are variable interest entities (“VIEs”) consolidated under GAAP; and

•	Revenues from divested businesses.
The following are excluded from total expenses, net of income tax, in calculating operating earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”);

•	Amortization of DAC and VOBA related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments;

•	Recognition of certain contingent assets and liabilities that could not be recognized at acquisition or adjusted for during the measurement period under GAAP business combination accounting guidance;

•	Expenses of divested businesses;

•	Amounts related to securitization entities that are VIEs consolidated under GAAP;

•	Goodwill impairment; and

•	Costs related to: (i) implementation of new insurance regulatory requirements and (ii) acquisition and integration costs.
The tax impact of the adjustments mentioned are calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
We present operating earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The table below illustrates how each component of operating earnings is calculated from the GAAP statement of operations line items:

Component of Operating Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues (excluding other revenues related to affiliated reinsurance) and amortization of deferred gain on reinsurance.

(ii)	Net investment spread	(ii)
Net investment income (excluding securitization entities income) plus Investment Hedge Adjustments, PAB Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Amounts related to divested businesses are excluded from all components of operating earnings.
(2) Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, operating earnings is also our GAAP measure of segment performance. Accordingly, we report operating earnings by segment in Note 2 of the Notes to the Interim Condensed Combined Financial Statements.
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholder’s equity that management allocates to each of its segments and sub-segments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview” included in the Form 10 and Note 2 of the Notes to the Interim Condensed Combined Financial Statements for further details regarding allocated equity and the use of an internal capital models.

Results of Operations
Combined Results for the Three Months and Six Months Ended June 30, 2017 and 2016
Business Overview. While sales of our index-linked annuities increased, overall sales decreased in our Annuities and Life segments for the six months ended June 30, 2017. The declines in both segments were driven, in part, by the sale of MPCG to MassMutual in the third quarter of 2016. The 23% decline in Annuities sales was also driven by the suspension of sales by Fidelity and the discontinuance of sales of GMIB riders on our variable annuity products, both of which occurred in 2016. Life sales, which declined 59%, were also impacted by our discontinuance of new sales of whole life and certain term life products in the current period.
Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance, which more than offset the impact of continued negative net flows. We experienced positive net flows in the general account in both periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$218	$281	$394	$674
Universal life and investment-type product policy fees	957	936	1,910	1,867
Net investment income	766	805	1,548	1,553
Other revenues	162	347	236	432
Net investment gains (losses)	—	20	(55)	(41)
Net derivative gains (losses)	(78)	(2,973)	(1,043)	(2,680)
Total revenues	2,025	(584)	2,990	1,805
Expenses
Policyholder benefits and claims	785	1,153	1,649	1,890
Interest credited to policyholder account balances	284	291	559	581
Goodwill impairment	—	—	—	—
Capitalization of DAC	(47)	(82)	(115)	(184)
Amortization of DAC and VOBA	21	(281)	(127)	(35)
Amortization of negative VOBA	—	—	—	—
Interest expense on debt	37	46	82	88
Other expenses	624	529	1,211	1,141
Total expenses	1,704	1,656	3,259	3,481
Income (loss) before provision for income tax	321	(2,240)	(269)	(1,676)
Provision for income tax expense (benefit)	75	(817)	(166)	(660)
Net income (loss)	$246	$(1,423)	$(103)	$(1,016)

The table below shows the components of our net income (loss), in addition to operating earnings for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
GMLB Riders	$(217)	$(2,363)	$(865)	$(2,186)
Amortization of DAC and VOBA	(5)	(17)	(12)	(29)
Other derivative instruments	154	83	(108)	119
Net investment gains (losses)	—	20	(55)	(41)
Other adjustments	(37)	(32)	(47)	(68)
Operating earnings before provision for income tax	426	69	818	529
Income (loss) before provision for income tax	321	(2,240)	(269)	(1,676)
Provision for income tax expense (benefit)	75	(817)	(166)	(660)
Net income (loss)	$246	$(1,423)	$(103)	$(1,016)
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Overview. Income (loss) before provision for income tax increased $2.6 billion ($1.7 billion, net of income tax), primarily due to favorable results from GMLB Riders and higher operating earnings. Excluding the impact from the charge recognized in the prior period related to the annual actuarial assumption review, income (loss) before provision for income tax and net income (loss) were essentially unchanged.
GMLB Riders. GMLB Riders increased income (loss) before provision for income tax by $2.1 billion ($1.4 billion, net of income tax), primarily due to the impact from the charge recognized in the prior period as a result of changes to policyholder behavior assumptions in connection with the annual actuarial assumption review as well as favorable impacts to our embedded derivative liabilities from equity and interest rate markets in the current period. These favorable impacts were partially offset by unfavorable impacts from the current period market factors on the related hedges as well as higher DAC amortization. For a detailed discussion of the GMLB Riders see “ Segments and Corporate & Other Results — GMLB Riders — Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016.”
Other Derivative Instruments. Changes in the fair value of our other derivative instruments increased income (loss) before provision for income tax by $71 million ($46 million, net of income tax).
Freestanding Derivatives. Changes in the fair value of freestanding derivatives increased income (loss) before provision for income tax by $134 million ($87 million, net of income tax), primarily due to favorable changes from the impact of the current period decline in interest rates on the fair value of interest rate swaps that are hedging our ULSG liabilities, which were not in place in the prior period. This favorable change was partially offset by unfavorable changes in our foreign currency swaps due to the U.S. dollar weakening against key foreign currencies in the current period, while mostly having strengthened in the prior period.
Embedded Derivatives. Unfavorable changes in the fair value of embedded derivatives decreased income (loss) before provision for income tax by $64 million ($42 million, net of income tax), primarily due to the unfavorable impact from an increase in underlying equity index levels on our index-linked annuity liabilities.
Net Investment Gains (Losses). Net investment gains (losses) decreased income (loss) before provision for income tax by $20 million ($13 million, net of income tax), primarily due to gains on sales of fixed maturity securities recognized in the prior period.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2017 was $75 million, or 23% of income (loss) before provision for income tax, compared to an income tax benefit of $817 million, or 36% of income (loss) before provision for income tax, for the three months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions and utilization of tax credits. The effect of our tax differences on our actual tax provision was relatively unchanged but the effective tax rate varies significantly, when expressed as a percentage, primarily due to the significant change in income (loss) before provision for income tax in the current period when compared to the prior period.

Operating Earnings. Operating earnings before provision for income tax increased $357 million ($245 million, net of income tax) for the three months ended June 30, 2017, compared to the prior period. Operating earnings is discussed in greater detail below.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Overview. Income (loss) before provision for income tax increased $1.4 billion ($913 million, net of income tax), primarily due to favorable results from GMLB Riders and higher operating earnings, partially offset by unfavorable changes in our equity index-linked embedded derivatives. Excluding the impact from the charge recognized in the prior period related to the annual actuarial assumption review, income (loss) before provision for income tax decreased $1.2 billion ($757 million, net of income tax).
GMLB Riders. GMLB Riders increased income (loss) before provision for income tax by $1.3 billion ($859 million, net of income tax), primarily due to the impact from the charge recognized in the prior period as a result of changes to policyholder behavior assumptions in connection with the annual actuarial assumption review as well as favorable impacts of equity and interest rate markets in the current period on our embedded derivative liabilities. These favorable impacts were partially offset by unfavorable impacts from the current period market factors on the related hedges as well as higher DAC amortization. For a detailed discussion of the GMLB Riders see “Segments and Corporate & Other Results — GMLB Riders — Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016.”
Other Derivative Instruments. Changes in the fair value of our other derivative instruments decreased income (loss) before provision for income tax by $227 million ($148 million, net of income tax).
Freestanding Derivatives. Changes in the fair value of freestanding derivatives decreased income (loss) before provision for income tax by $24 million ($16 million, net of income tax), primarily due to unfavorable changes in our foreign currency swaps resulting from the U.S. dollar weakening against key foreign currencies more in the current period than in the prior period. This decrease was partially offset by net favorable changes mostly from the impact of the current period decline in interest rates on the fair value of interest rate swaps that are hedging our ULSG liabilities, which were not in place in the prior period, and, to a lesser extent, favorable impacts on credit derivatives from a tightening in credit spreads.
Embedded Derivatives. Unfavorable changes in the fair value of embedded derivatives decreased income (loss) before provision for income tax by $203 million ($132 million, net of income tax), primarily due to the unfavorable impact from an increase in underlying equity index levels on our index-linked annuity liabilities.
Net Investment Gains (Losses). Net investment gains (losses) decreased income (loss) before provision for income tax by $14 million ($9 million, net of income tax) driven by higher losses from sales of fixed maturity securities and net foreign currency losses in the current period, compared to gains in the prior period, partially offset by lower impairments of fixed maturity securities.
Other Adjustments. Other adjustments to determine operating earnings increased income (loss) before provision for income tax by $21 million ($14 million, net of income tax), primarily due to the pass-through adjustment related to participating general account products in our run-off business resulting from a decrease in the underlying general account asset values due to interest rates decreasing less in the current period than in the prior period.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2017 was $166 million, or 62% of income (loss) before provision for income tax, compared to $660 million, or 39% of income (loss) before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions and utilization of tax credits. The effect of our tax differences on our actual tax provision was relatively unchanged but the effective tax rate varies significantly, when expressed as a percentage, primarily due to the significant change in income (loss) before provision for income tax in the current period when compared to the prior period.
Operating Earnings. Operating earnings before provision for income tax increased $289 million ($185 million, net of income tax) for the six months ended June 30, 2017, compared to the prior period. Operating earnings is discussed in greater detail below.

Reconciliation of net income (loss) to operating earnings
Three Months Ended June 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$32	$24	$76	$114	$246
Add: Provision for income tax expense (benefit)	(16)	17	40	34	75
Net income (loss) before provision for income tax	16	41	116	148	321
Less: GMLB Riders	(217)	—	—	—	(217)
Less: Amortization of DAC and VOBA	(4)	(1)	—	—	(5)
Less: Other derivative instruments	(73)	20	35	172	154
Less: Net investment gains (losses)	(1)	(2)	11	(8)	—
Less: Other adjustments (1)	(2)	1	(9)	(27)	(37)
Operating earnings before provision for income tax	313	23	79	11	426
Less: Provision for income tax (expense) benefit	87	11	27	(23)	102
Operating earnings	$226	$12	$52	$34	$324
Three Months Ended June 30, 2016

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(1,157)	$31	$(302)	$5	$(1,423)
Add: Provision for income tax expense (benefit)	(672)	10	(158)	3	(817)
Net income (loss) before provision for income tax	(1,829)	41	(460)	8	(2,240)
Less: GMLB Riders	(2,363)	—	—	—	(2,363)
Less: Amortization of DAC and VOBA	(1)	(16)	—	—	(17)
Less: Other derivative instruments	23	17	23	20	83
Less: Net investment gains (losses)	11	—	16	(7)	20
Less: Other adjustments (1)	—	1	(23)	(10)	(32)
Operating earnings before provision for income tax	501	39	(476)	5	69
Less: Provision for income tax (expense) benefit	143	5	(160)	2	(10)
Operating earnings	$358	$34	$(316)	$3	$79
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Six Months Ended June 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(264)	$4	$72	$85	$(103)
Add: Provision for income tax expense (benefit)	(216)	2	36	12	(166)
Net income (loss) before provision for income tax	(480)	6	108	97	(269)
Less: GMLB Riders	(865)	—	—	—	(865)
Less: Amortization of DAC and VOBA	(12)	—	—	—	(12)
Less: Other derivative instruments	(215)	7	(20)	120	(108)
Less: Net investment gains (losses)	(9)	(9)	(11)	(26)	(55)
Less: Other adjustments (1)	(2)	—	(14)	(31)	(47)
Operating earnings before provision for income tax	623	8	153	34	818
Less: Provision for income tax (expense) benefit	169	3	52	(10)	214
Operating earnings	$454	$5	$101	$44	$604
Six Months Ended June 30, 2016

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(811)	$28	$(200)	$(33)	$(1,016)
Add: Provision for income tax expense (benefit)	(538)	4	(103)	(23)	(660)
Net income (loss) before provision for income tax	(1,349)	32	(303)	(56)	(1,676)
Less: GMLB Riders	(2,186)	—	—	—	(2,186)
Less: Amortization of DAC and VOBA	1	(29)	—	(1)	(29)
Less: Other derivative instruments	11	35	62	11	119
Less: Net investment gains (losses)	(15)	(1)	3	(28)	(41)
Less: Other adjustments (1)	(1)	1	(42)	(26)	(68)
Operating earnings before provision for income tax	841	26	(326)	(12)	529
Less: Provision for income tax (expense) benefit	228	2	(111)	(9)	110
Operating earnings	$613	$24	$(215)	$(3)	$419
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Combined Results for the Three Months and Six Months Ended June 30, 2017 and 2016 — Operating

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Combined	(In millions)		(In millions)
Fee income	$1,039	$1,236	$2,002	$2,177
Net investment spread	304	374	685	733
Insurance-related activities	(205)	(551)	(447)	(694)
Amortization of DAC and VOBA	(125)	(509)	(275)	(671)
Other expenses, net of DAC capitalization	(587)	(481)	(1,147)	(1,016)
Operating earnings before provision for income tax	426	69	818	529
Provisions for income tax expense (benefit)	102	(10)	214	110
Operating earnings	$324	$79	$604	$419
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings increased $245 million, primarily due to favorable impacts from charges recorded in the prior period in connection with the ULSG Model Change and the related loss recognition, net of additional current period charges recognized in our Run-off segment, as well as the favorable impact from charges recorded in the prior period related to the annual actuarial assumption review in our Annuities segment. These favorable impacts were partially offset by lower fee income, higher expenses and, to a lesser extent, lower net investment spread and unfavorable underwriting experience. Excluding the impact from the charge recognized in the prior period related to the annual actuarial assumption review, operating earnings increased $105.
Fee Income. Operating earnings decreased by $128 million, primarily due to a decrease in our Annuities segment, partially offset by favorable impacts from non-recurring items in our Run-off segment. The decrease in Annuities resulted from the prior period impacts of the SPDA Recaptures, which was partially offset by higher asset-based fees. A portion of the asset-based fee increase resulted from fees collected on behalf of an affiliate which are offset in other expenses, net of DAC capitalization.
Net Investment Spread. Net investment spread decreased operating earnings by $46 million, primarily due to lower net investment income recorded in our Annuities segment. This decline was driven by capital management actions, which resulted in the termination of interest rate swaps and a reduction in the size of our securities lending program, combined with a lower invested asset base and lower yields on the reinvestment of maturing investments. These decreases were partially offset by higher returns on our other limited partnership interests.
Insurance-Related Activities. Operating earnings increased by $225 million from insurance-related activities, primarily due to charges recognized in the prior period related to the ULSG Model Change and related loss recognition in our Run-off segment and the annual actuarial assumption review in our Annuities segment. These favorable impacts were partially offset by unfavorable underwriting experience in our Run-off and Life segments. Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating income by $133 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $250 million, primarily due to the charge recognized in the prior period from loss recognition triggered by the ULSG Model Change. Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization increased operating earnings by $202 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $69 million, primarily due to system implementation and branding costs in preparation for the Separation, which were partially offset by lower net operational expenses as a result of the U.S. Retail Advisor Force Divestiture. In addition, a portion of the expense increase resulted from the asset-based fees remitted to an affiliate, which is offset in fee income.
Actuarial Assumption Review. The charge recognized in the prior period as a result of the annual actuarial assumption review, which is included in the amounts discussed above, had a favorable impact to current period operating earnings of $140 million, when compared to the prior period, primarily due to:

•	lower policyholder benefits and claims of $92 million from changes in policyholder behavior assumptions; and

•	lower DAC amortization of $48 million.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2017 was $102 million, or 24% of operating earnings before provision for income tax, compared to an income tax benefit of $10 million, or 14% of operating earnings before provision for income tax, for the three months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the dividend received deductions and utilization of tax credits.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings increased $185 million, primarily due to net favorable impacts from charges recorded in the prior period in connection with the ULSG Model Change and the related loss recognition, net of additional current period charges recognized in our Run-off segment, as well as the favorable impact from charges recorded in the prior period related to the annual actuarial assumption review in our Annuities segment. These favorable impacts were partially offset by lower fee income, higher expenses and unfavorable underwriting experience. Excluding the favorable impact from the charge recognized in the prior period related to the annual actuarial assumption review, operating earnings increased $45.
Fee Income. Operating earnings decreased by $114 million, primarily due to the decrease in our Annuities segment, partially offset by favorable impacts from non-recurring items in our Run-off segment. The decrease in Annuities resulted from the prior period impacts of the SPDA Recaptures, which was partially offset by higher asset-based fees. A portion of the asset-based fee increase resulted from fees collected on behalf of an affiliate which are offset in other expenses, net of DAC capitalization.
Net Investment Spread. Net investment spread decreased operating earnings by $31 million, primarily due to the elimination of interest credited payments on the reinsurance receivables related to the SPDA Recaptures in our Annuities segment. While lower interest credited to policyholders was favorable to operating earnings, this increase was mostly offset by lower net investment income which is discussed in more detail in the segment discussions that follow.
Insurance-Related Activities. Operating earnings increased by $161 million from insurance-related activities, primarily due to charges recognized in the prior period related to the ULSG Model Change and related loss recognition in our Run-off segment and the annual actuarial assumption review in our Annuities segment. These favorable impacts were partially offset by unfavorable underwriting experience in our Run-off and Life segments. Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating income by $69 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $257 million, primarily due to the charge recognized in the prior period from loss recognition triggered by the ULSG Model Change. Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization increased operating earnings by $209 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $85 million, primarily due to system implementation and branding costs in preparation for the Separation, which were partially offset by lower net operational expenses as a result of the U.S. Retail Advisor Force Divestiture In addition, a portion of the increase resulted from the asset-based fees remitted to an affiliate, which is offset in fee income.
Actuarial Assumption Review. The charge recognized in the prior period as a result of the annual actuarial assumption review, which is included in the amounts discussed above, had a favorable impact to current period operating earnings of $140 million, when compared to the prior period, primarily due to:

•	lower policyholder benefits and claims of $92 million from changes in policyholder behavior assumptions; and

•	lower DAC amortization of $48 million.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2017 was $214 million, or 26% of operating earnings before provision for income tax, compared to $110 million, or 21% of operating earnings before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the dividend received deductions and utilization of tax credits.

Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2017 and 2016
Annuities
Business Overview. While sales of our index-linked annuities increased, overall annuity sales decreased 23% for the six months ended June 30, 2017. This decline was primarily due to the suspension of sales by Fidelity, the sale of MPCG to MassMutual and the discontinuance of sales of GMIB riders on our variable annuity products, all of which occurred in 2016.
Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance, which more than offset the impact of continued negative net flows. We experienced positive net flows in the general account in both periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Annuities	(In millions)		(In millions)
Fee income	$757	$998	$1,459	$1,687
Net investment spread	116	174	249	357
Insurance-related activities	(62)	(276)	(135)	(391)
Amortization of DAC and VOBA	(112)	(85)	(206)	(187)
Other expenses, net of DAC capitalization	(386)	(310)	(744)	(625)
Operating earnings before provision for income tax	313	501	623	841
Provisions for income tax expense (benefit)	87	143	169	228
Operating earnings	$226	$358	$454	$613
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings decreased $132 million, primarily due to lower fee income, higher expenses, and lower net investment spread, partially offset by favorable changes in insurance-related activities. Excluding the favorable impact from the charge recognized in the prior period related to the annual actuarial assumption review, operating earnings decreased $270 million.
Fee Income. Lower fee income decreased operating earnings by $157 million, primarily due to:

•	a decrease of $190 million due to benefit recorded in the prior period in connection with the SPDA Recaptures; partially offset by

•
an increase of $27 million from higher asset-based fees in our variable annuity business resulting from higher average separate account balances. A portion of this increase resulted from fees collected on behalf of an affiliate which are offset in other expenses, net of DAC capitalization.

Net Investment Spread. Lower net investment spread decreased operating earnings by $38 million, primarily due to lower net investment income driven by lower income on derivatives resulting from the termination of interest rate swaps as well as lower yields on fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at rates lower than the portfolio average. These decreases were partially offset by the impact from an increase in the average invested asset base, primarily due to the SPDA Recaptures and positive net flows in the general account. In addition, segment net investment income decreased due to lower interest on allocated equity resulting from both a decrease in the interest credited rate and a decrease in the allocated equity base.
Insurance-Related Activities. Insurance-related activities increased operating earnings by $139 million, primarily due to:

•
an increase of $97 million from lower guaranteed minimum death benefits (“GMDB”) costs resulting primarily from the charge related to the annual actuarial assumption review recognized in the prior period; and

•
an increase of $23 million from a favorable change in the fair value of the underlying ceded separate account assets related to an affiliated reinsurance agreement for certain variable annuity contracts.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating income by $49 million.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization decreased operating earnings by $18 million, primarily due to:

•	higher amortization of $56 million due to the recovery recorded in the prior period in connection with the SPDA Recaptures; partially offset by

•	lower amortization of $41 million, primarily due to the charge recognized in the prior period related to the annual actuarial assumption review.
Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization decreased operating earnings by $66 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $49 million, primarily due to system implementation and branding costs in preparation for the Separation. In addition, a portion of the increase resulted from the asset-based fees remitted to an affiliate, which is offset in fee income.
Actuarial Assumption Review. The charge recognized in the prior period as a result of the annual actuarial assumption review, which is included in the amounts discussed above, had a favorable impact to current period operating earnings of $138 million, when compared to the prior period, primarily due to:

•	lower policyholder benefits and claims of $90 million from changes in policyholder behavior assumptions; and

•	lower DAC amortization of $48 million.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2017 was $87 million, or 28% of operating earnings before provision for income tax, compared to $143 million, or 29% of operating earnings before provision for income tax, for the three months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings decreased $159 million, primarily due to lower fee income, higher expenses and lower net investment spread, partially offset by favorable changes in insurance-related activities. Excluding the favorable impact from the charge recognized in the prior period related to the annual actuarial assumption review, operating earnings decreased $297 million.
Fee Income. Lower fee income decreased operating earnings by $148 million, primarily due to:

•	a decrease of $190 million due to a benefit recorded in the prior period in connection with the SPDA Recaptures; partially offset by

•
an increase of $43 million from higher asset-based fees in our variable annuity business resulting from higher average separate account balances. A portion of this increase resulted from fees collected on behalf of an affiliate which are offset in other expenses, net of DAC capitalization.

Net Investment Spread. Lower net investment spread decreased operating earnings by $70 million, primarily due to lower net investment income and the elimination of interest credited payments on the reinsurance receivables related to the SPDA Recaptures. The decrease in net investment income was primarily driven by lower income on derivatives resulting from the termination of interest rate swaps as well as lower yields on fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at rates lower than the portfolio average. These decreases were partially offset by the impact from an increase in the average invested asset base, primarily due to the SPDA Recaptures and positive net flows in the general account. In addition, segment net investment income decreased due to lower interest on allocated equity resulting from both a decrease in the interest credited rate and a decrease in the allocated equity base.
Insurance-Related Activities. Insurance-related activities increased operating earnings by $166 million, primarily due to:

•	an increase of $103 million from lower GMDB costs resulting primarily from the charge related to the annual actuarial assumption review recognized in the prior period; and

•
an increase of $37 million from a favorable change in the fair value of the underlying ceded separate account assets related to an affiliated reinsurance agreement for certain variable annuity contracts.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating income by $76 million.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization decreased operating earnings by $12 million, primarily due to:

•	higher amortization of $56 million due to the recovery recorded in the prior period in connection with the SPDA Recaptures; partially offset by

•	lower amortization of $41 million, primarily due to charge recognized in the prior period related to the annual actuarial assumption review.
Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization decreased operating earnings by $60 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $77 million, primarily due to system implementation and branding costs in preparation for the Separation and charges recognized in connection with reinsurance recapture activity including the 2017 VA Recaptures. In addition, a portion of the increase resulted from the asset-based fees remitted to an affiliate, which is offset in fee income.
Actuarial Assumption Review. The charge recognized in the prior period as a result of the annual actuarial assumption review, which is included in the amounts discussed above, had a favorable impact to current period operating earnings of $138 million, when compared to the prior period, primarily due to:

•	lower policyholder benefits and claims of $90 million from changes in policyholder behavior assumptions; and

•	lower DAC amortization of $48 million.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2017 was $169 million, or 27% of operating earnings before provision for income tax, compared to $228 million, or 27% of operating earnings before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.
Life
Business Overview. Life sales declined 59% for the six months ended June 30, 2017, primarily due to the sale of MPCG to MassMutual in the third quarter of 2016 and our discontinuance of new sales of whole life and certain term life products in the current period. Despite lower sales, general account net flows continued to be positive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Life	(In millions)		(In millions)
Fee income	$94	$85	$177	$161
Net investment spread	3	35	55	62
Insurance-related activities	(1)	29	(21)	46
Amortization of DAC and VOBA	(7)	(43)	(52)	(82)
Other expenses, net of DAC capitalization	(66)	(67)	(151)	(161)
Operating earnings before provision for income tax	23	39	8	26
Provisions for income tax expense (benefit)	11	5	3	2
Operating earnings	$12	$34	$5	$24
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings decreased $22 million, primarily due to lower net investment spread and higher claims expense, partially offset by lower expenses.
Fee Income. Higher fee income increased operating earnings by $6 million, primarily from the recapture, from MLIC, of a yearly renewable term reinsurance agreement for certain life contracts (“YRT Recapture”) in the current period.

Net Investment Spread. Lower net investment spread decreased operating earnings by $21 million, primarily driven by lower interest on allocated equity resulting from both a decrease in the interest credited rate and a decrease in the allocated equity base.
Insurance-Related Activities. Higher policyholder benefits and claims decreased operating earnings by $20 million. Despite direct claims being essentially unchanged, net claims were higher primarily due to lower ceded claim recoveries resulting from the current period YRT Recapture and a higher volume of low severity claims below our reinsurance retention limits, .
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $23 million, primarily due to the impact on gross profits from higher mortality losses in the current period.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2017 was $11 million, or 48% of operating earnings before provision for income tax, compared to $5 million, or 13% of operating earnings before provision for income tax, for the three months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings decreased $19 million, primarily due to higher claims expense, partially offset by lower amortization of DAC and VOBA and higher fee income.
Fee Income. Higher fee income increased operating earnings by $10 million, primarily from the current period impact of the YRT Recapture.
Net Investment Spread. Lower net investment spread decreased operating earnings by $5 million, primarily due to a decrease in net investment income which was partially offset by lower interest credited to policyholders. The decrease in net investment income resulted primarily from lower interest on allocated equity resulting from both a decrease in the interest credited rate and a decrease in the allocated equity base. Interest credited to policyholders decreased due to lower imputed interest on insurance liabilities as a result of the recapture, by MLIC, in the fourth quarter of 2016 of an assumed reinsurance agreement covering participating whole life business, partially offset by higher interest credited on higher average policyholder account balances resulting from the positive net flows.
Insurance-Related Activities. Higher policyholder benefits and claims decreased operating earnings by $44 million, primarily due to lower ceded claim recoveries resulting from the current period YRT Recapture and a higher volume of low severity claims below our reinsurance retention limits, which more than offset the impact of lower direct claims.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $20 million, primarily due to the impact on gross profits from higher mortality losses in the current period.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2017 was $3 million, or 38% of operating earnings before provision for income tax, compared to $2 million, or 8% of operating earnings before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.

Run-Off

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Run-Off	(In millions)		(In millions)
Fee income	$191	$157	$372	$335
Net investment spread	127	118	257	230
Insurance-related activities	(152)	(321)	(317)	(382)
Amortization of DAC and VOBA	—	(376)	(6)	(390)
Other expenses, net of DAC capitalization	(87)	(54)	(153)	(119)
Operating earnings before provision for income tax	79	(476)	153	(326)
Provisions for income tax expense (benefit)	27	(160)	52	(111)
Operating earnings	$52	$(316)	$101	$(215)
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings increased by $368 million, primarily due to impacts from ULSG-related charges recognized in the prior period, net of additional charges recognized in the current period, partially offset by unfavorable ULSG underwriting experience.
Fee Income. Higher fee income increased operating earnings by $22 million, primarily due to the unfavorable adjustment to unearned revenue in the prior period resulting from the ULSG Model Change and favorable impacts from the YRT Recapture in the current period.
Net Investment Spread. Higher net investment spread increased operating earnings by $6 million, primarily due to lower interest credited to policyholders resulting from lower crediting rates on ULSG products and the continued reduction in liability balances in our funding agreement business.
Insurance-Related Activities. Insurance-related activities increased operating earnings by $110 million, primarily due to:

•	an increase of $150 million from the impact of the charge in the prior period related to the ULSG Model Change; partially offset by

•	a decrease of $27 million due to higher insurance-related liabilities from the recurring impact of the ULSG Re-segmentation; and

•
a decrease of $15 million from unfavorable underwriting experience in our ULSG business due to (i) lower ceded claim recoveries as a result of the YRT Recapture, (ii) higher volume of low severity claims below our reinsurance retention limits and (iii) the incremental increase in secondary guarantee liabilities since the implementation of the refinements to the actuarial valuation model in the second quarter of 2016.

Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $244 million driven by charges in the prior period related to loss recognition triggered by the ULSG Model Change.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $21 million, primarily due to refinements to segment allocations for costs related to reinsurance financing transactions.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2017 was $27 million, or 34% of operating earnings before provision for income tax, compared to an income tax benefit of $160 million, or 34% of operating earnings before provision for income tax, for the three months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings increased by $316 million, primarily due to impacts from ULSG-related charges recognized in the prior period, net of additional charges recognized in the current period, partially offset by unfavorable ULSG underwriting experience.
Fee Income. Higher fee income increased operating earnings by $24 million, primarily due to the unfavorable adjustment to unearned revenue in the prior period resulting from the ULSG Model Change and favorable impacts from the YRT Recapture in the current period.
Net Investment Spread. Higher net investment spread increased operating earnings by $18 million, primarily due to an increase in net investment income and lower interest credited to policyholders. The increase in net investment income was driven by higher returns on other limited partnership interests as a result of improvements in equity market performance and higher segment income on allocated equity. These increases were partially offset by (i) lower income resulting from capital management actions taken in preparation for the Separation, which included a reduction in the size of our securities lending program and the termination of interest rate swaps, (ii) a lower invested asset base from continued repayments of funding agreements and (iii) lower prepayment fees. Interest credited to policyholders decreased primarily due to the declining balances in our funding agreement and structured settlement businesses.
Insurance-Related Activities. Insurance-related activities increased operating earnings by $42 million, primarily due to:

•	an increase of $150 million from the impact of the charge in the prior period related to the ULSG Model Change; partially offset by

•
a decrease due to higher insurance-related liabilities of $75 million from the recurring impact of the ULSG Re-segmentation combined with additional loss recognition resulting from an increase in policyholder conversions from term life policies in anticipation of the discontinuance of the ULSG products; and

•
a decrease of $28 million from unfavorable underwriting experience in our ULSG business due to (i) lower ceded claim recoveries as a result of the YRT Recapture, (ii) higher volume of low severity claims below our reinsurance retention limits and (iii) the incremental increase in secondary guarantee liabilities since the implementation of the refinements to the actuarial valuation model in the second quarter of 2016.

Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings by $250 million driven by changes in the prior period related to loss recognition triggered by the ULSG Model Change.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings by $22 million, primarily due to refinements to segment allocations for costs related to reinsurance financing transactions.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2017 was $52 million, or 34% of operating earnings before provision for income tax, compared to an income tax benefit of $111 million, or 34% of operating earnings before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate & Other	(In millions)		(In millions)
Fee income	$(3)	$(4)	$(6)	$(6)
Net investment spread	58	47	124	84
Insurance-related activities	10	17	26	33
Amortization of DAC and VOBA	(6)	(5)	(11)	(12)
Other expenses, net of DAC capitalization	(48)	(50)	(99)	(111)
Operating earnings before provision for income tax	11	5	34	(12)
Provisions for income tax expense (benefit)	(23)	2	(10)	(9)
Operating earnings	$34	$3	$44	$(3)
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings increased by $31 million, primarily due to a tax benefit recorded in the current period and, to a lesser extent, higher net investment income.
Net Investment Spread. Higher net investment income increased operating earnings by $7 million, primarily driven by higher income on interest rate derivatives which were not in place in the prior period. Although there was lower interest credited to the segments for allocated equity, resulting from a lower allocated equity base as well as a reduction in the interest credited rate, this favorable change was mostly offset by the impact from a lower invested asset base such that these items had an immaterial net effect on net investment income. The reduction in the invested asset base resulted primarily from the termination of certain collateral and reinsurance financing transactions in connection with the formation of BRCD.
Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2017 was $23 million, or 209% of operating earnings before provision for income tax, compared to income tax expense of $2 million, or 40% of operating earnings before provision for income tax, for the three months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the utilization of tax credits. We recognized an incremental tax benefit of $26 million in the current period, primarily due to additional tax credits and an adjustment recorded to accrue to our annualized effective tax rate.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings increased by $47 million, primarily due to higher net investment income and a higher tax benefit recorded in the current period.
Net Investment Spread. Higher net investment income increased operating earnings by $26 million, primarily driven by higher income on interest rate derivatives which were not in place in the prior period. Although there was lower interest credited to the segments for allocated equity, resulting from a lower allocated equity base as well as a reduction in the interest credited rate, this favorable change was mostly offset by the impact from a lower invested asset base such that these items had an immaterial net effect on net investment income. The reduction in the invested asset base resulted primarily from the termination of certain collateral and reinsurance financing transactions in connection with the formation of BRCD.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2017 was $10 million, or 29% of operating earnings before provision for income tax, compared to $9 million, or 75% of operating earnings before provision for income tax, for the six months ended June 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the utilization of tax credits. We recognized an incremental tax benefit of $17 million in the current period, primarily due to additional tax credits and an adjustment recorded to accrue to our annualized effective tax rate.

GMLB Riders
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)		(In millions)
Directly Written Liabilities	$(108)	$(3,807)	$261	$(4,601)
Assumed Reinsurance Liabilities	—	(128)	1	(203)
Total Liabilities	(108)	(3,935)	262	(4,804)
Core Hedges	(497)	233	(1,432)	722
Macro Overlay Hedges	(61)	95	(376)	361
Ceded Reinsurance	127	221	(154)	377
Total Hedges and Reinsurance	(431)	549	(1,962)	1,460
Directly Written Fees	213	212	421	419
Assumed Reinsurance Fees	—	3	—	6
Total Fees (1)	213	215	421	425
GMLB Riders before DAC Offsets	(326)	(3,171)	(1,279)	(2,919)
DAC Offsets	109	808	414	733
Total GMLB Riders	$(217)	$(2,363)	$(865)	$(2,186)
______________
(1) Excludes living benefit fees, included as a component of operating earnings, of $18 million and $36 million for the three months and six months ended June 30, 2017, respectively, and $19 million and $38 million for the three months and six months ended June 30, 2016, respectively.
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
GMLB Riders increased income (loss) before provision for income tax by $2.1 billion ($1.4 billion, net of income tax). Of this amount, a favorable change of $2.9 billion ($1.9 billion, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review in the prior period, GMLB Riders decreased net income (loss) before provision for income tax by $211 million ($137 million, net of income tax).
GMLB Riders Liabilities. A favorable change in the carrying value of GMLB Riders liabilities increased income (loss) before provision for income tax by $3.8 billion ($2.5 billion, net of income tax), primarily due to the charge recognized in the prior period from changes in actuarial assumptions related to rider utilization combined with favorable impacts from market factors in the current period. Favorable market impacts resulted from higher equity market performance in the current period and interest rates declining less in the current period than in the prior period. Excluding the impact of the annual actuarial assumption review, liabilities increased income (loss) before provision for income tax by $761 million ($495 million, net of income tax).
GMLB Riders Hedges and Reinsurance. The same market factors that resulted in a favorable impact to the GMLB Riders liabilities had an inverse unfavorable effect on the hedges and reinsurance, decreasing income (loss) before provision for income tax by $980 million ($637 million, net of income tax). Included in this change is a favorable impact of $110 million ($72 million, net of income tax) resulting from the final settlement adjustment related to the 2017 VA Recaptures.
GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above decreased income (loss) before provision for income tax by $699 million ($454 million, net of income tax). Excluding the impact of the annual actuarial assumption review, DAC offsets increased income (loss) before provision for income tax by $10 million ($7 million, net of income tax).
Actuarial Assumption Review. The impact from the charge related to the annual actuarial assumption review recognized in the prior period, which is included in the amounts discussed above, resulted in an increase in income (loss) before provision for income tax of $2.4 billion ($1.5 billion, net of income tax) in the current period when compared to the prior period, primarily due to the following:

•
an increase of $3.0 billion ($2.0 billion, net of income tax) from the impact of the prior period increase in GMLB Riders liabilities accounted for as embedded derivatives, of which $2.4 million ($1.6 million, net of income tax) was primarily due to changes in behavioral assumptions regarding rider utilization and $571 million ($371 million, net of income tax) was due to changes in risk margins related to these behavioral assumption changes; and

•
an increase of $57 million ($37 million, net of income tax) from the impact of the prior period increase in GMLB Riders liabilities accounted for as insurance, of which $312 million ($203 million, net of income tax) was due to favorable impacts of economic assumption changes mainly related to lower projected interest rates and long-term separate account returns, reduced by $226 million ($147 million, net of income tax) related to behavioral assumption changes, primarily regarding rider utilization; partially offset by

•	a decrease of $709 million ($461 million, net of income tax) from the impact of lower DAC amortization in the prior period, which is inversely related to the assumption changes above.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
GMLB Riders increased income (loss) before provision for income tax by $1.3 billion ($859 million, net of income tax). Of this amount, a favorable change of $1.9 billion ($1.2 billion, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review in the prior period, GMLB Riders decreased net income (loss) before provision for income tax by $1.0 billion ($693 million, net of income tax).
GMLB Riders Liabilities. A favorable change in the carrying value of GMLB Riders liabilities increased income (loss) before provision for income tax by $5.1 billion ($3.3 billion, net of income tax), primarily due to the charge recognized in the prior period from changes in actuarial assumptions related to rider utilization combined with favorable impacts from market factors in the current period. Favorable market impacts resulted from higher equity market performance in the current period and interest rates declining less in the current period than in the prior period. Excluding the impact of the annual actuarial assumption review, liabilities increased income (loss) before provision for income tax by $2.0 billion ($1.3 billion, net of income tax).
GMLB Riders Hedges and Reinsurance: An unfavorable change in the fair value of GMLB Riders hedges and reinsurance decreased income (loss) before provision for income tax by $3.4 billion ($2.2 billion, net of income tax), primarily due to the inverse unfavorable impact of the same market factors that impacted the GMLB Riders liabilities. Included in this decrease is the net unfavorable impact of $155 million ($101 million, net of income tax) resulting from the 2017 VA Recapture.
GMLB Riders Fees: Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets related to the impact of changes in each of the individual components of the GMLB Riders discussed above decreased income (loss) before provision for income tax by $319 million ($207 million, net of income tax). Excluding the impact of the annual actuarial assumption review, DAC offsets increased income (loss) before provision for income tax by $390 million ($254 million, net of income tax).
Actuarial Assumption Review. The impact from the charge related to the annual actuarial assumption review recognized in the prior period, which is included in the amounts discussed above, resulted in an increase in income (loss) before provision for income tax of $2.4 billion ($1.5 billion, net of income tax) in the current period when compared to the prior period, primarily due to the following:

•
an increase of $3.0 billion ($2.0 billion, net of income tax) from the impact of the prior period increase in GMLB Riders liabilities accounted for as embedded derivatives, of which $2.4 million ($1.6 million, net of income tax) was primarily due to changes in behavioral assumptions regarding rider utilization and $571 million ($371 million, net of income tax) was due to changes in risk margins related to these behavioral assumption changes; and

•
an increase of $57 million ($37 million, net of income tax) from the impact of the prior period increase in GMLB Riders liabilities accounted for as insurance, of which $312 million ($203 million, net of income tax) was due to favorable impacts of economic assumption changes mainly related to lower projected interest rates and long-term separate account returns, reduced by $226 million ($147 million, net of income tax) related to behavioral assumption changes, primarily regarding rider utilization; partially offset by

•	a decrease of $709 million ($461 million, net of income tax) from the impact of lower DAC amortization in the prior period, which is inversely related to the assumption changes above.

Investments
Investment Risks
Our primary investment objective is to optimize risk-adjusted net investment income and risk-adjusted total return while appropriately matching assets and liabilities. In addition, the investment process is designed to ensure that the portfolio has an appropriate level of liquidity, quality and diversification.
We are exposed to the following primary sources of investment risks:

•	credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives while we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher other-than-temporary impairment (“OTTI”). Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

•	liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;

•
real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of borrowers and their tenants and joint venture partners, capital markets volatility and inherent interest rate movements; and

•	currency risk, relating to the variability in currency exchange rates for foreign denominated investments.
We manage these risks through asset-type allocation and industry and issuer diversification. Risk limits are also used to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure. Real estate risk is managed through geographic and property type and product type diversification. We manage interest rate risk as part of our Asset Liability Management (“ALM”) strategies. Product design, such as the use of market value adjustment features and surrender charges, is also utilized to manage interest rate risk. These strategies include maintaining an investment portfolio with diversified maturities that targets a weighted average duration that reflects the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use certain derivatives in the management of currency, credit, interest rate, and equity market risks.
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. Recently, political and/or economic instability in the U.K., Mexico, Turkey, Italy and Puerto Rico have contributed to global market volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Industry Trends and Uncertainties — Financial and Economic Environment” included in the Form 10.
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. Most recently in June 2017, the Federal Open Market Committee increased the federal funds rate. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
European Investments
We maintain general account investments in Europe for diversification. We have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., Germany, the Netherlands, France, Switzerland and Norway. Our total European general account exposure to fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock was $4.3 billion, or 5% of cash and invested assets at June 30, 2017, which is invested in a diversified portfolio of primarily investment grade non-financial services securities.

Selected Country and Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about economic conditions and capital markets; lower energy and oil prices impacting the energy sector, declining sales and increased online competition in the retail sector and recent country and sector specific volatility due to local economic and/or political concerns have affected the performance of certain of our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in the Form 10.
We have exposure to such volatility, as we maintain general account investments in the U.K., Mexico, Turkey, Italy and Puerto Rico through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K., Mexico, Turkey, Italy and Puerto Rico totaled $64 million and $1.7 billion, at estimated fair value, respectively, at June 30, 2017. Our exposure to Puerto Rico political subdivision fixed maturities is in the form of revenue bonds and we have no general obligation bonds. We also have exposure to Illinois political subdivision fixed maturity securities of $190 million, of which, all are investment grade and 91% are revenue bonds at June 30, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments” included in the Form 10 for further information by country.
There has been an increased market focus on energy sector investments as a result of lower energy and oil prices. Our net exposure to energy sector fixed maturity securities was $2.1 billion (comprised of fixed maturity securities of $2.1 billion at estimated fair value and related net written credit default swaps of $10 million at notional value), of which 84% were investment grade, with unrealized gains of $114 million at June 30, 2017.
There has been an increased market focus on retail sector investments as a result of declining sales and the effects of online competition. Our exposure to retail sector fixed maturity securities was $1.5 billion, of which 94% were investment grade, with unrealized gains of $82 million at June 30, 2017.
We manage direct and indirect investment exposure in the selected countries and energy and retail sectors through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries and energy and retail sectors will have a material adverse effect on our results of operations or financial condition.
Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including us. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period” included in the Form 10.
Investment Portfolio Results
The following summary yield table presents the yield and net investment income for our investment portfolio for the periods indicated. As described below, this table reflects certain differences from the presentation of net investment income presented in the GAAP combined statement of operations. This summary yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.55%	819	4.91%	896	4.72%	1,705	4.88%	1,734
Investment fees and expenses	(0.15)	(27)	(0.14)	(26)	(0.15)	(55)	(0.14)	(52)
Net investment income (2),(3)	4.40%	$792	4.77%	$870	4.57%	$1,650	4.74%	$1,682

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote (3) below. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties and the effects of consolidating certain VIEs under GAAP that are treated as consolidated securitization entities (“CSEs”).

(2)
Net investment income included in yield calculations includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“investment hedge adjustments”).

(3)
Net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs, as presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In millions)
Net investment income — in the above yield table	$792	$870	$1,650	$1,682
Investment hedge adjustments	(27)	(66)	(103)	(132)
Incremental net investment income from CSEs	1	1	1	3
Net investment income — GAAP combined statements of operations	$766	$805	$1,548	$1,553
See “— Results of Operations — Combined Results for the Three Months and Six Months Ended June 30, 2017 and 2016 — Operating” for an analysis of the period over period changes in net investment income.
Fixed Maturity and Equity Securities Available-for-Sale
The following table presents fixed maturity and equity securities available- for- sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$53,355	84.0%	$51,437	83.8%
Privately-placed	10,152	16.0	9,951	16.2
Total fixed maturity securities	$63,507	100.0%	$61,388	100.0%
Percentage of cash and invested assets	73.6%		71.5%
Equity securities
Publicly-traded	$200	71.9%	$212	70.7%
Privately-held	78	28.1	88	29.3
Total equity securities	$278	100.0%	$300	100.0%
Percentage of cash and invested assets	0.3%		0.3%
Perpetual securities included within fixed maturity and equity securities AFS	$56		$72
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$101		$322
Perpetual securities are included within fixed maturity and equity securities. Upon acquisition, we classify perpetual securities that have attributes of both debt and equity as fixed maturity securities if the securities have an interest rate step-up feature which, when combined with other qualitative factors, indicates that the securities have more debt-like characteristics; while those with more equity-like characteristics are classified as equity securities. Many of such securities, commonly referred to as “perpetual hybrid securities,” have been issued by non-U.S. financial institutions that are accorded the highest two capital treatment categories by their respective regulatory bodies (i.e., core capital, or “Tier 1 capital,” and perpetual deferrable securities, or “Upper Tier 2 capital”).
Redeemable preferred stock with a stated maturity is included within fixed maturity securities. These securities, which are commonly referred to as “capital securities,” primarily have cumulative interest deferral features and are primarily issued by U.S. financial institutions. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Valuation of Securities” included in the Form 10 for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity and Equity Securities — AFS
Fixed maturity and equity securities AFS measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows:

	June 30, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$8,077	12.7%	$41	14.7%
Level 2
Independent pricing sources	51,099	80.5	103	37.1
Internal matrix pricing or discounted cash flow techniques	486	0.8	—	—
Significant other observable inputs	51,585	81.3	103	37.1
Level 3
Independent pricing sources	3,204	5.0	124	44.6
Internal matrix pricing or discounted cash flow techniques	424	0.7	10	3.6
Independent broker quotations	217	0.3	—	—
Significant unobservable inputs	3,845	6.0	134	48.2
Total estimated fair value	$63,507	100.0%	$278	100.0%
See Note 6 of the Notes to the Interim Condensed Combined Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2017, are as follows:

•	The majority of the Level 3 fixed maturity and equity securities AFS were concentrated in three sectors: U.S. and foreign corporate securities and residential mortgage-backed securities (“RMBS”).

•
Level 3 fixed maturity securities are priced principally through market standard valuation methodologies, independent pricing services and, to a much lesser extent, independent non-binding broker quotations using inputs that are not market observable or cannot be derived principally from or corroborated by observable market data. Level 3 fixed maturity securities consist of less liquid securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies. Level 3 fixed maturity securities include: sub-prime RMBS; certain below investment grade private securities and less liquid investment grade corporate securities (included in U.S. and foreign corporate securities) and less liquid asset-backed securities (“ABS”).

•
During the three months ended June 30, 2017, Level 3 fixed maturity securities decreased by $205 million, or 5%. The decrease was driven by sales in excess of purchases and net transfers out of Level 3, partially offset by an increase in estimated fair value recognized in other comprehensive income (“OCI”).

•
During the six months ended June 30, 2017, Level 3 fixed maturity securities decreased by $274 million, or 7%. The decrease was driven by net transfers out of Level 3 and sales in excess of purchases, partially offset by an increase in estimated fair value recognized in OCI.

See Note 6 of the Notes to the Interim Condensed Combined Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Combined Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the Form 10 for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the revised methodologies adopted by the NAIC for certain structured securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2017				December 31, 2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)				(Dollars in millions)
1	Aaa/Aa/A	$41,891	$3,193	$45,084	71.0%	$41,070	$2,112	$43,182	70.3%
2	Baa	14,561	964	15,525	24.4	14,730	547	15,277	24.9
Subtotal investment grade		56,452	4,157	60,609	95.4	55,800	2,659	58,459	95.2
3	Ba	2,068	60	2,128	3.4	2,156	10	2,166	3.5
4	B	718	12	730	1.1	700	6	706	1.2
5	Caa and lower	39	1	40	0.1	54	(2)	52	0.1
6	In or near default	—	—	—	—	5	—	5	—
Subtotal below investment grade		2,825	73	2,898	4.6	2,915	14	2,929	4.8
Total fixed maturity securities		$59,277	$4,230	$63,507	100.0%	$58,715	$2,673	$61,388	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2017
U.S. corporate	$10,054	$10,322	$1,360	$652	$24	$—	$22,412
U.S. government and agency	15,342	169	—	—	—	—	15,511
RMBS	8,000	75	85	—	8	—	8,168
Foreign corporate	1,863	4,190	517	53	4	—	6,627
State and political subdivision	3,993	43	3	—	4	—	4,043
CMBS	3,299	—	—	—	—	—	3,299
ABS	1,947	257	34	—	—	—	2,238
Foreign government	586	469	129	25	—	—	1,209
Total fixed maturity securities	$45,084	$15,525	$2,128	$730	$40	$—	$63,507
Percentage of total	71.0%	24.4%	3.4%	1.1%	0.1%	—%	100.0%
December 31, 2016
U.S. corporate	$9,978	$10,241	$1,466	$595	$31	$—	$22,311
U.S. government and agency	12,920	170	—	—	—	—	13,090
RMBS	7,726	202	78	1	11	5	8,023
Foreign corporate	1,918	3,898	502	70	5	—	6,393
State and political subdivision	3,905	31	4	—	5	—	3,945
CMBS	3,812	—	—	—	—	—	3,812
ABS	2,343	278	31	—	—	—	2,652
Foreign government	580	457	85	40	—	—	1,162
Total fixed maturity securities	$43,182	$15,277	$2,166	$706	$52	$5	$61,388
Percentage of total	70.3%	24.9%	3.5%	1.2%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both June 30, 2017 and December 31, 2016. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$9,054	31.2%	$8,790	30.6%
Consumer	7,059	24.3	7,168	25.0
Finance	5,652	19.5	5,644	19.6
Utility	4,117	14.2	4,018	14.0
Communications	2,355	8.1	2,319	8.1
Other	802	2.7	765	2.7
Total	$29,039	100.0%	$28,704	100.0%
Structured Securities
We held $13.7 billion and $14.5 billion of structured securities, at estimated fair value, at June 30, 2017 and December 31, 2016, respectively, as presented in the RMBS, commercial mortgage-backed securities (“CMBS”) and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	June 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$5,079	62.2%	$176	$5,505	68.6%	$49
Pass-through securities	3,089	37.8	19	2,518	31.4	13
Total RMBS	$8,168	100.0%	$195	$8,023	100.0%	$62
By risk profile:
Agency	$5,187	63.5%	$62	$4,771	59.5%	$8
Prime	395	4.8	22	389	4.8	16
Alt-A	1,379	16.9	65	1,585	19.8	21
Sub-prime	1,207	14.8	46	1,278	15.9	17
Total RMBS	$8,168	100.0%	$195	$8,023	100.0%	$62
Ratings profile:
Rated Aaa/AAA	$5,340	65.4%		$4,955	61.8%
Designated NAIC 1	$8,000	97.9%		$7,726	96.3%
See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Structured Securities — RMBS” included in the Form 10 for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, alternative residential mortgage loan and sub-prime RMBS.
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime

RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $1.1 billion and $1.2 billion at June 30, 2017 and December 31, 2016, respectively, with unrealized gains (losses) of $44 million and $17 million at June 30, 2017 and December 31, 2016, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	June 30, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$41	$44	$1	$1	$—	$—	$1	$1	$—	$1	$43	$47
2011	272	281	12	12	32	32	—	—	—	—	316	325
2012	88	91	119	122	102	104	2	3	—	—	311	320
2013	113	118	143	145	73	74	—	—	—	—	329	337
2014	244	249	287	294	44	45	—	—	—	—	575	588
2015	886	893	214	217	52	53	—	—	—	—	1,152	1,163
2016	382	382	58	56	28	28	—	—	—	—	468	466
2017	31	31	11	11	11	11	—	—	—	—	53	53
Total	$2,057	$2,089	$845	$858	$342	$347	$3	$4	$—	$1	$3,247	$3,299
Ratings Distribution		63.3%		26.0%		10.5%		0.1%		0.1%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003—2010	93	95	15	15	—	1	—	—	3	3	111	114
2011	273	279	12	12	32	32	—	—	—	—	317	323
2012	111	114	121	123	102	104	2	2	—	—	336	343
2013	156	160	147	149	71	70	—	—	—	—	374	379
2014	316	319	323	327	54	54	—	—	—	—	693	700
2015	1,051	1,048	238	237	51	51	—	—	—	—	1,340	1,336
2016	536	529	64	62	28	26	—	—	—	—	628	617
Total	$2,536	$2,544	$920	$925	$338	$338	$2	$2	$3	$3	$3,799	$3,812
Ratings Distribution		66.7%		24.2%		8.9%		0.1%		0.1%		100.0%
The tables above reflect NRSRO ratings, including Moody’s Investor Service, S&P, Fitch and Morningstar, Inc. CMBS designated NAIC 1 were 100.0% of total CMBS at both June 30, 2017 and December 31, 2016.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$979	43.8%	$5	$1,155	43.6%	$—
Automobile loans	229	10.2	1	356	13.4	1
Credit card loans	164	7.3	1	208	7.8	3
Student loans	161	7.2	2	160	6.0	(4)
Foreign residential loans	80	3.6	1	84	3.2	—
Other loans	625	27.9	5	689	26.0	(2)
Total	$2,238	100.0%	$15	$2,652	100.0%	$(2)
Ratings profile:
Rated Aaa/AAA	$783	35.0%		$1,106	41.7%
Designated NAIC 1	$1,947	87.0%		$2,343	88.3%
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
See Note 4 of the Notes to the Interim Condensed Combined Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings
See Note 4 of the Notes to the Interim Condensed Combined Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $1 million for both the three months and six months ended June 30, 2017, and $2 million and $19 million for the three months and six months ended June 30, 2016, respectively. Impairments of fixed maturity securities were $1 million for both the three months and six months ended June 30, 2017, and $2 million and $18 million for the three months and six months ended June 30, 2016, respectively. Impairments of equity securities were less than $1 million for both the three months and six months ended June 30, 2017, and less than $1 million and $1 million for the three months and six months ended June 30, 2016, respectively.
Credit-related impairments of fixed maturity securities were $1 million for both the three and six months ended June 30, 2017, and $1 million and $17 million for the three and six months ended June 30, 2016, respectively.
 Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016
The change in overall OTTI losses recognized in earnings on fixed maturity and equity securities was not significant for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1 million for the six months ended June 30, 2017 as compared to $19 million for the six months ended June 30, 2016. A decrease of $16 million in OTTI losses on U.S. and foreign corporate industrial securities in the current period primarily reflects impairments on energy sector securities in the prior period.
Future Impairments
Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), and changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in our intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral received from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the combined financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 4 of the Notes to the Interim Condensed Combined Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2017				December 31, 2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$6,959	68.3%	$34	0.5%	$6,523	70.3%	$32	0.5%
Agricultural	2,116	20.8	6	0.3%	1,892	20.4	5	0.3%
Residential	1,109	10.9	4	0.4%	867	9.3	3	0.3%
Total	$10,184	100.0%	$44	0.4%	$9,282	100.0%	$40	0.4%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option (“FVO”). Such amounts are presented in Note 4 of the Notes to the Interim Condensed Combined Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, at both June 30, 2017 and December 31, 2016, 96%, were collateralized by properties located in the U.S. and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	June 30, 2017	December 31, 2016
State
California	25%	25%
New York	16%	15%
Texas	9%	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.

We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2017 and December 31, 2016. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	June 30, 2017	December 31, 2016
State
California	32%	34%
Florida	13%	12%
New York	7%	8%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	June 30,		December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$1,927	27.7%	$1,748	26.8%
Middle Atlantic	1,629	23.4	1,445	22.1
South Atlantic	1,145	16.5	1,112	17.0
West South Central	720	10.3	686	10.5
East North Central	470	6.8	410	6.3
International	317	4.6	312	4.8
Mountain	257	3.7	258	4.0
New England	212	3.0	215	3.3
West North Central	121	1.7	102	1.6
East South Central	26	0.4	26	0.4
Multi-Region and Other	135	1.9	209	3.2
Total recorded investment	6,959	100.0%	6,523	100.0%
Less: valuation allowances	34		32
Carrying value, net of valuation allowances	$6,925		$6,491
Property Type
Office	$3,200	46.0%	$2,975	45.6%
Retail	1,927	27.7	1,911	29.3
Apartment	800	11.5	630	9.7
Hotel	647	9.3	620	9.5
Industrial	338	4.8	339	5.2
Other	47	0.7	48	0.7
Total recorded investment	6,959	100.0%	6,523	100.0%
Less: valuation allowances	34		32
Carrying value, net of valuation allowances	$6,925		$6,491

Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 4 of the Notes to the Interim Condensed Combined Financial Statements for information on mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans.
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 7 of the Notes to the Combined Financial Statements included in the Form 10 for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 50% and 49% at June 30, 2017 and December 31, 2016, respectively, and our average debt service coverage ratio was 2.3x and 2.2x at June 30, 2017 and December 31, 2016, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 41% and 40% at June 30, 2017 and December 31, 2016, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. Our valuation allowances are established both on a loan specific basis for those loans considered impaired where a property specific or market specific risk has been identified that could likely result in a future loss, as well as for pools of loans with similar risk characteristics where a property specific or market specific risk has not been identified, but for which we expect to incur a loss. Accordingly, a valuation allowance is provided to absorb these estimated probable credit losses.
The determination of the amount of valuation allowances is based upon our periodic evaluation and assessment of known and inherent risks associated with our loan portfolios. Such evaluations and assessments are based upon several factors, including our experience for loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the valuation allowances to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the valuation allowance. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the valuation allowance.
See Notes 4 and 6 of the Notes to the Interim Condensed Combined Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the six months ended June 30, 2017 and 2016.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $302 million and $215 million, or 0.4% and 0.3% of cash and invested assets, at June 30, 2017 and December 31, 2016, respectively. The Company had less than $1 million in real estate and real estate joint venture properties acquired through foreclosure at June 30, 2017. The Company did not have any real estate or real estate joint venture properties acquired through foreclosure at December 31, 2016.

The estimated fair value of the real estate and real estate joint venture investment portfolios was $458 million and $377 million at June 30, 2017 and December 31, 2016, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $1.6 billion at both June 30, 2017 and December 31, 2016, which included $106 million and $210 million of hedge funds at June 30, 2017 and December 31, 2016, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,847	93.7%	$3,622	73.9%
Loans to affiliates (primarily MetLife, Inc.) (1)	—	—	1,090	22.2
Tax credit and renewable energy partnerships	108	3.6	113	2.3
Leveraged leases, net of non-recourse debt	69	2.3	69	1.4
Other	13	0.4	10	0.2
Total	$3,037	100.0%	$4,904	100.0%

(1)	In April 2017, MetLife, Inc. repaid the loans to affiliate. See Note 4 of the Notes to the Interim Condensed Combined Financial Statements.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Combined Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2017, December 31, 2016 and 2015.

•
The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the three months ended June 30, 2017 and 2016 and the years ended December 31, 2016, 2015 and 2014.

See “Business — Description of our Segments, Products and Operations — Variable Annuity Risk Management” and “Business — Description of our Segments, Products and Operations — Run-off — ULSG Market Risk Exposure Management” both included in the Form 10 for more information about our use of derivatives by major hedge programs.
Fair Value Hierarchy
See Note 5 of the Notes to the Interim Condensed Combined Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
The valuation of Level 3 derivatives involves the use of significant unobservable inputs and generally requires a higher degree of management judgment or estimation than the valuations of Level 1 and Level 2 derivatives. Although Level 3 inputs are unobservable, management believes they are consistent with what other market participants would use when pricing such instruments and are considered appropriate given the circumstances. The use of different inputs or methodologies could have a material effect on the estimated fair value of Level 3 derivatives and could materially affect net income.

Derivatives categorized as Level 3 at June 30, 2017 include: interest rate total return swaps with unobservable repurchase rates; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. The estimated fair value of our derivatives priced through independent broker quotations were 2% and 3% at June 30, 2017 and December 31, 2016, respectively.
See Note 6 of the Notes to Interim Condensed Combined Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Credit Risk
See Note 5 of the Notes to the Interim Condensed Combined Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the combined balance sheets, and does not affect our legal right of offset.
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2017		December 31, 2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$37	$—	$37	$—
Written	1,901	33	1,913	28
Total	$1,938	$33	$1,950	$28
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, can replicate the desired bond exposures and meet our ALM needs. In addition, given the shorter tenor of the credit default swaps (generally five-year tenors) versus a long-dated corporate bond, we have more flexibility in managing our credit exposures.
Embedded Derivatives
See Note 6 of the Notes to the Interim Condensed Combined Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 6 of the Notes to the Interim Condensed Combined Financial Statements for a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 5 of the Notes to the Interim Condensed Combined Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the Form 10 for further information on the estimates and assumptions that affect embedded derivatives.

Off Balance Sheet Arrangements
Credit and Committed Facilities
In connection with the Separation, we have entered into a term loan facility and a revolving credit facility, which we had access to in connection with the Separation as well as subsequently to support our ongoing operations. Historically, we had access to an unsecured credit facility and certain committed facilities from various banks available to MetLife, Inc. for the benefit of the companies of Brighthouse Financial, Inc., MetLife, Inc. and certain other subsidiaries of MetLife, Inc. See “—Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 11 of the Notes to the Combined Financial Statements included in the Form 10.
Collateral for Securities Lending, Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our combined balance sheets. The amount of this collateral was $24 million and $27 million at estimated fair value at June 30, 2017 and December 31, 2016, respectively. See Note 4 of the Notes to the Interim Condensed Combined Financial Statements, as well as “—Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
From time to time we participate in repurchase and reverse repurchase programs. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be repledged, and which are not recorded on our combined balance sheets. We had no pledged or repledged securities at either June 30, 2017, or December 31, 2016.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our combined balance sheets. The amount of this non-cash collateral was $439 million, and $564 million at June 30, 2017 and December 31, 2016, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 5 of the Notes to the Interim Condensed Combined Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 11 of the Notes to the Interim Condensed Combined Financial Statements.
Other
Additionally, we enter into commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 4 of the Notes to the Interim Condensed Combined Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments—Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 11 of the Notes to the Interim Condensed Combined Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the Form 10.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed combined financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the Form 10. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Combined Financial Statements. A discussion of future policy benefits by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the Form 10.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Combined Financial Statements. A discussion of policyholder account balances by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the Form 10.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit base) less withdrawals. In some cases, the Benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 3 of the Notes to the Interim Condensed Combined Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Description of our Segments, Products and Operations — Annuities — Variable Annuities” included in the Form 10 for additional information.
Select information that management considers relevant to understanding our variable annuity risk management strategy has been included below.
Net Amount at Risk (“NAR”)
The NAR for the GMDB is the amount of death benefit in excess of the account value (if any) at the balance sheet date. It represents the amount of the claim we would incur if death claims were made on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
The NAR for the guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) is the amount of guaranteed benefits in excess of the account values (if any) at the balance sheet date. The NAR assumes utilization of benefits by all contract holders at the balance sheet date. For the GMWB benefits, only a small portion of the Benefit base is available for withdrawal on an annual basis. For the GMAB, the NAR would not be available until the GMAB maturity date.
The NAR for the GMWB with lifetime payments (“GMWB4L”) is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream based on current annuity rates, equal to the lifetime amount provided under the guaranteed benefit. For contracts where the GMWB4L provides for a guaranteed cumulative dollar amount of payments, the NAR is based on the purchase of a lifetime with period certain income stream where the period certain ensures payment of this cumulative dollar amount. The NAR represents our potential economic exposure to such guarantees in the event all contract holders were to begin lifetime withdrawals on the balance sheet date regardless of age. Only a small portion of the Benefit base is available for withdrawal on an annual basis.
The NAR for the GMIB is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents our potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the guaranteed amount under the contracts may not be annuitized until after the waiting period of the contract.
A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Description of our Segments, Products and Operations — Annuities — Variable Annuities — Net Amount at Risk” included in the Form 10.
The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at June 30, 2017 and December 31, 2016:

	June 30, 2017 (1)				December 31, 2016 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in Millions)
GMIB	$45,870	$1,893	$3,111	30.4%	$44,945	$2,334	$3,006	31.0%
GMIB Max w/ Enhanced DB	12,745	2,120	1	0.1%	12,461	2,407	—	<0.1%
GMIB Max w/o Enhanced DB	7,283	7	—	<0.1%	7,098	37	—	<0.1%
GMWB4L (FlexChoiceSM)	1,966	1	3	3.0%	1,519	9	3	5.0%
GMAB	674	1	1	1.2%	697	6	6	42.6%
GMWB (3)	3,374	24	17	3.9%	3,373	41	29	15.0%
GMWB4L	17,884	39	444	20.7%	17,689	96	524	24.0%
EDB Only	3,922	444	—	N/A	3,814	560	—	N/A
GMDB Only (Other than EDB)	19,343	290	—	N/A	18,922	348	—	N/A
Total	$113,061	$4,819	$3,577		$110,518	$5,838	$3,568
__________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-Money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $3.6 billion at June 30, 2017, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs as well as the life contingent portion of GMIBs and certain GMWBs. Other guarantees are accounted for as embedded derivatives and recorded on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $2.0 billion at June 30, 2017, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the Form 10.

The table below presents the GAAP reserve balances by guarantee type and accounting model at June 30, 2017 and December 31, 2016:

	Reserves
	June 30, 2017			December 31, 2016
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits (1)	Policyholder Account Balances (2)	Total Reserves
	(In millions)
GMDB	$1,042	—	$1,042	$987	—	$987
GMIB	2,125	1,925	4,050	2,041	2,026	4,067
GMIB Max	321	(132)	189	294	(2)	292
GMAB	—	(8)	(8)	—	1	1
GMWB	—	35	35	—	50	50
GMWB4L	148	146	294	138	268	406
GMWB4L (FlexChoiceSM)	—	19	19	—	15	15
Total	$3,636	$1,985	$5,621	$3,460	$2,358	$5,818
__________

(1)	Does not include amounts assumed from an affiliate of $102 million of insurance liabilities, which were recaptured at January 1, 2017.

(2)	Does not include amounts assumed from an affiliate of $460 million of embedded derivatives, which were recaptured at January 1, 2017.
Derivatives Hedging Variable Annuity Guarantees
We continued to make significant progress towards our target variable annuity exposure management strategy as described in the Form10. The table below presents the gross notional amount, estimated fair value, and primary underlying risk exposure of the derivatives in our existing hedge program for our variable annuity product guarantees at June 30, 2017 and December 31, 2016:

		June 30, 2017			December 31, 2016
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$14,586	$1,012	$410	$16,551	$1,180	$787
	Interest rate futures	282	—	1	1,288	9	—
	Interest rate options	20,800	132	—	15,520	136	—
Equity Market	Equity futures	3,337	2	1	8,037	38	—
	Equity index options	61,914	1,195	1,420	37,215	895	934
	Equity variance swaps	14,894	167	590	14,894	140	517
	Equity total return swaps	1,617	3	48	2,855	1	117
	Total	$117,430	$2,511	$2,470	$96,360	$2,399	$2,355
For hedges of guarantees that are accounted for under the insurance accrual based model the change in estimated fair value of our derivatives is reported in policyholder benefits and claims. For hedges of guarantees that are accounted for as embedded derivatives the change in estimated fair value of our derivatives is recorded in net derivative gains (losses).
Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions, access to the senior unsecured revolving credit facility and the term loan facility described below and access to the capital markets and the alternate sources of liquidity and capital described herein.
Parent Company
Liquidity
In evaluating liquidity it is important to distinguish the cash flow needs of the parent company, Brighthouse Financial, Inc., from the cash flow needs of the combined group of companies. Brighthouse Financial, Inc. is largely dependent on cash flows from its insurance company subsidiaries to meet its obligations. The principal sources of funds available to Brighthouse Financial, Inc. will include dividends and returns of capital from its insurance and non-insurance company subsidiaries, as well as its own cash and short-term investments. Such funds will be paid to Brighthouse Financial, Inc. by BH Holdings, its direct wholly-owned holding company subsidiary. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance company subsidiaries. See “Risk Factors — Capital-Related Risks — As a holding company, Brighthouse Financial, Inc. depends on the ability of its subsidiaries to pay dividends” included in the Form 10. See also “— Liquid Assets and Short-term Liquidity.” Additionally, we may be constrained in our payment of dividends from our insurance company subsidiaries pursuant to reserving requirements under actuarial guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Parent Company — Liquidity — Constraints on Parent Company Liquidity” included in the Form 10 for further information on such constraints.
Capital
We expect to maintain adequate liquidity at Brighthouse Financial, Inc., a debt-to-capital ratio of approximately 25% and an initial funding of $2.0 billion to $3.0 billion of assets in excess of CTE95 to support our variable annuity contracts, which we expect to result in a combined action level risk-based capital ratio of approximately 650%. We define CTE95 as the amount of assets required to satisfy contract holder obligations across market environments in the average worst five percent of 1,000 capital markets scenarios over the life of the contracts.
In anticipation of the Separation, in December 2016, we entered into a $2.0 billion senior unsecured credit facility (see “Liquidity and Capital Resources” included in the Form 10). Additionally, in June 2017 and July 2017, respectively, we issued $3.0 billion of senior notes and entered into a $600 million term loan facility. See “— The Company — Outstanding Debt and Collateral Financing Arrangement” for further information on these new financing transactions. On August 3, 2017, $1.8 billion of the pre-Separation financing proceeds were used to fund the distribution to MetLife, Inc.
We have not yet finalized all of the types of financing we may incur in the future; however, such financings may include the issuance of additional debt securities in one or more registered offerings or private placements and the issuance of common stock.
See also “— The Company — Capital” for a discussion of how we manage our capital for the combined group of companies.
We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. In addition, the declaration of any future cash dividends and, if declared by our Board of Directors, the amount of any such dividends or other distributions of capital, will be subject to our financial condition, results of operations, future prospects, cash and capital requirements, financial covenants and other contractual restrictions.
Liquid Assets and Short-term Liquidity
An integral part of our liquidity management includes managing our levels of liquid assets and short-term liquidity. In connection with the Separation, short-term liquidity and liquid assets were made available from the issuance of the senior notes and from drawdowns under our term loan facility. In addition, any undrawn capacity under our revolving credit facility will be a potential source of liquidity. See “— The Company — Outstanding Debt and Collateral Financing Arrangement.” Finally, in order to manage our capital more efficiently, in the future, as an alternate source of liquidity, we may also have an internal liquidity facility to provide liquidity within and across the combined group of companies.
At June 30, 2017 and December 31, 2016, Brighthouse Financial, Inc. and certain of its non-insurance company subsidiaries had $2.5 billion and $102 million, respectively, in liquid assets. Of these amounts, $2.3 billion and $0 were held by Brighthouse Financial, Inc. at June 30, 2017 and December 31, 2016, respectively. Non-insurance company liquid assets are generated through dividends and returns of capital from insurance subsidiaries and payments for certain services provided from our insurance and non-insurance subsidiaries, which include but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. Insurance subsidiary dividends are subject to local insurance regulatory requirements, as discussed in “— The Company — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries.” Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateral financing arrangements.
We maintain a substantial short-term liquidity position, which was $2.1 billion and $122 million at June 30, 2017 and December 31, 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings.
The Company
Sources and Uses of Liquidity and Capital
Our principal sources of liquidity are insurance premiums and annuity considerations, net investment income and proceeds from the maturity and sale of investments. The primary uses of these funds are investing activities, payments of policyholder benefits, commissions and operational expenses, and contract maturities, withdrawals and surrenders.
Summary of the Primary Sources and Uses of Liquidity and Capital
The following table presents a summary of the primary sources and uses of liquidity and capital at:

	Six Months Ended June 30,
	2017	2016

Sources:
Operating activities, net	$1,325	$2,134
Investing activities, net	—	—
Changes in policyholder account balances, net	619	—
Changes in payables for collateral under securities loaned and other transactions, net	—	3,057
Long-term debt issued	2,988	—
Financing element on certain derivative instruments and other derivative related transactions, net	46	—
Cash received from MetLife in connection with shareholder’s net investment	293	1,660
Total sources	5,271	6,851
Uses:
Investing activities, net	2,361	4,513
Changes in policyholder account balances, net	—	1,213
Changes in payables for collateral under securities loaned and other transactions, net	196	—
Long-term debt repaid	7	13
Collateral financing arrangements repaid	2,797	—
Financing element on certain derivative instruments and other derivative related transactions, net	—	124
Cash paid to MetLife in connection with shareholder’s net investment (1)	668	37
Other, net	27	—
Total uses	6,056	5,900
Net increase (decrease) in cash and cash equivalents	$(785)	$951
_________

(1)
See “— Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries” for further information on historical dividends paid to the entities’ parent company, BH Holdings, in the MetLife group of companies.

Cash Flows from Operations. The principal cash inflows from our insurance activities come from insurance premiums, net investment income and annuity considerations. The principal cash outflows relate to life insurance and annuity products and operational expenses, as well as interest expense.
Cash Flows from Investments. The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. We typically have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities.

Cash Flows from Financing: Parent Company. The principal cash inflows from parent company financing activities will be proceeds from our term loan facility and revolving credit facility and any subsequently issued debt securities, private placements, preferred stock, common stock or any additional bank loans. The principal cash outflows from parent company financing activities will be from repayments of debt, dividends on and repurchases of common or preferred stock and capital contributions to subsidiaries.
The Company. The principal cash inflows from our financing activities come from deposits of funds associated with the Federal Home Loan Bank (the “FHLB”) funding agreements reported within policyholder account balances, lending of securities, capital contributions from the parent company and issuances of affiliated debt. The principal cash outflows come from withdrawals associated with FHLB funding agreements reported within policyholder account balances, the return of securities on loan, repayments of affiliated debt or unaffiliated surplus notes and dividends paid and other changes in the shareholder’s net investment.
Liquidity
Liquidity Management
Based upon our capitalization, expectations regarding maintaining our ratings, business mix and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential increase to post or return collateral, reduction to new business sales, and risk of early contractholder and policyholder withdrawals, and lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights on many of our products. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, collateralized borrowing arrangements, such as from the FHLB, and any undrawn capacity under our revolving credit facility will be a potential source of liquidity.
Liquid Assets and Short-term Liquidity
Liquid assets were $36.0 billion and $31.7 billion at June 30, 2017 and December 31, 2016, respectively. Short-term liquidity was $3.2 billion and $5.0 billion at June 30, 2017 and December 31, 2016, respectively.
Short-term liquidity includes cash, cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Liquid assets include cash, cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include those in connection with securities lending, derivatives, regulatory deposits and custodial accounts, the collateral financing arrangement and funding agreements.
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position will be supported by our ability to generate cash flows within our insurance companies, our ability to effectively manage the risk of our businesses and our expected ability to borrow funds, and raise additional capital to meet operating and growth needs in the event of adverse market and economic conditions.
Capital Management
Our Board and senior management will be directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. In connection with the Separation, we undertook various capitalization activities. For example we have eliminated intercompany financing arrangements with or guaranteed by MetLife. Following the Separation, we are targeting a debt-to-total capitalization ratio commensurate with our parent company credit ratings and our insurance company subsidiaries’ financial strength ratings.
Statutory Capital
Our insurance companies have statutory surplus above the level needed to meet current regulatory requirements.

At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these insurance company subsidiaries subject to these requirements was in excess of each of those RBC levels.
Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries
Our business is primarily conducted through our insurance company subsidiaries. The table below sets forth the dividends permitted to be paid in 2017 by Brighthouse Financial, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2017.

Company	Paid	Permitted without Approval
	(In millions)
Brighthouse Life Insurance Company	$—	$473
New England Life Insurance Company	$—	$106

There were no cash dividends or returns of capital paid by our non-insurance subsidiaries for either the six months ended June 30, 2017 or 2016.
Rating Agencies
The following insurer financial strength ratings represent each rating agency’s opinion of our principal insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in our securities. Insurer financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our insurer financial strength ratings at the date of this filing are indicated in the following table. All insurance financial strength ratings have a stable outlook unless otherwise indicated.

Insurer Financial Strength Ratings	A.M. Best	Fitch	Moody's	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A	A3	A+ (1)
	3rd of 16	6th of 19	7th of 21	5th of 22
New England Life Insurance Company	A	A	A3	A+ (1)
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
______________

(1)	Negative outlook.
Our long-term issuer credit ratings at the date of this filing are indicated in the following table. All long-term issuer credit ratings have a stable outlook unless otherwise indicated.

Long-term Issuer Credit Ratings	Fitch	Moody's	S&P
	“AAA (highest rating)” to “D (default)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Financial, Inc.	BBB+	Baa3	BBB+ (1)

Brighthouse Holdings, LLC	BBB+	Baa3	BBB+ (1)

______________
(1) Negative outlook.
Additional information about financial strength ratings and issuer credit ratings can be found on the respective websites of the rating agencies.
Rating agencies may continue to review and adjust our ratings. See Note 8 of the Notes to the Combined Financial Statements included in the Form 10 and Note 5 of the Notes to the Interim Condensed Combined Financial Statements. See also “Risk Factors — Risks Related to our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in the Form 10 for an in-depth description of the impact of a ratings downgrade.

Rating Agency Actions
On May 31, 2017, Fitch Ratings downgraded the insurance financial strength ratings of Brighthouse Life Insurance Company and NELICO from “A+” to “A.” The rating outlook remains stable. Fitch Ratings does not currently rate Brighthouse NY.
Affiliated Reinsurance Companies Transactions
Our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware (“BRCD”) was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. Simultaneously with the Reinsurance Merger in April 2017, certain existing reserve financing arrangements were terminated and replaced with a single financing arrangement supported by a pool of highly rated third-party reinsurers, which we anticipate will be at a lower cost than the existing financing arrangements. The new financing structure has a total capacity of $10.0 billion and consists of credit-linked notes that each have a term of 20 years. As of August 15, 2017, there were no drawdowns on the facility and there was $8.1 billion of funding available under this arrangement, reflecting an increase of $250 million from the initial funding. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” included in the Form 10 for further information. In April 2017, in connection with the Reinsurance Merger, the $2.8 billion collateral financing arrangement was terminated and the liability was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents, with the remaining assets held in trust returned to MetLife, Inc.
In connection with our reinsurance subsidiary restructuring, we were granted approval from the Delaware Insurance Department to pay a dividend from BRCD to its parent, Brighthouse Insurance. The dividend consisted of (i) $535 million in cash, which was paid in May 2017 and (ii) two surplus notes with an aggregate principal balance payable at maturity of $365 million, which have not yet been issued. All payments of principal and interest on these surplus notes would be subject to the prior approval of the Delaware Insurance Department. BRCD can only make distributions of capital to Brighthouse Insurance over time and subject to the approval of the Delaware Insurance Department.
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level that is sufficient to satisfy all of its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes the new financing program to cover the difference between full required statutory assets (i.e., XXX/AXXX reserves plus target RBC) and Minimum Initial Target Assets. An admitted deferred tax asset, if any, would also serve to reduce the amount of funding required under the new financing program.
Primary Sources of Liquidity and Capital
Liquidity is provided by a variety of funding sources, including funding agreements. Capital is provided by a variety of funding sources, including unaffiliated long-term debt, affiliated surplus notes and reserve financing facilities including affiliated surplus notes debt. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds.
Our primary funding sources include:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Insurance is a member of the FHLB of Pittsburgh and has obligations outstanding with certain regional banks in the FHLB system. During the six months ended June 30, 2017 and 2016, we issued $0 and $3.0 billion, respectively, and repaid $0 and $3.0 billion, respectively, under funding agreements with certain regional FHLBs. At both June 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $645 million. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10. Activity related to these funding agreements is reported in the Run-off segment.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Insurance issued fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2017 and 2016, we issued $0 and $1.4 billion, respectively, and repaid $6 million and $3.4 billion, respectively, under such funding agreements. At June 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $132 million and $127 million, respectively. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10. Activity related to these funding agreements is reported in the Run-off segment.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Insurance issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the six months ended June 30, 2017 and 2016, there were no issuances or repayments under such funding agreements. At June 30, 2017 and December 31, 2016, there were no obligations outstanding under these funding agreements. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10. Activities related to these funding agreements are reported in the Run-off segment.
Credit and Committed Facilities
In connection with the Separation, we entered into a $2.0 billion senior unsecured revolving credit facility, dated as of December 2, 2016, that matures on December 2, 2021 (the “Revolving Credit Facility”) and a $600 million senior unsecured delayed draw term loan facility, dated as of July 21, 2017, that matures on December 2, 2019 (the “2017 Term Loan Facility.”) See “- Parent Company - Capital.” See Note 11 of the Notes to the Combined Financial Statements in the Form 10 and Note 13 of the Notes to the Interim Condensed Combined Financial Statements for further information about the term loan facility.
Reinsurance Financing Arrangement
On April 28, 2017, BRCD entered into a new financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At June 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
Outstanding Debt and Collateral Financing Arrangement
The following table summarizes our outstanding debt and collateral financing arrangement liability at:

	Interest Rate	Maturity	June 30,	December 31,
			2017	2016
	(Dollars in millions)
Senior notes — unaffiliated	3.700%	2027	$1,488	$—
Senior notes — unaffiliated	4.700%	2047	1,476	—
Surplus notes — affiliated with MetLife, Inc.	8.595%	2038	—	750
Surplus note — affiliated with MetLife, Inc.	5.130%	2032	—	750
Surplus note — affiliated with MetLife, Inc.	6.000%	2033	—	350
Long-term debt — unaffiliated (1), (2)	7.028%	2030	36	37
Total long-term debt			$3,000	$1,887

Collateral financing arrangement	3-month LIBOR plus 0.70%	2037	$—	$2,797
_________

(1)
Excludes $16 million and $23 million at June 30, 2017 and December 31, 2016, respectively, of long-term debt relating to CSEs — FVO. See Note 4 of the Notes to the Interim Condensed Combined Financial Statements. For more information regarding long-term debt, see Note 11 of the Notes to the Combined Financial Statements included in the Form 10.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Senior Notes
On June 22, 2017, Brighthouse Financial, Inc. issued (i) $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 (the “2027 Senior Notes), which mature in June 2027 and bear interest at a fixed rate of 3.70%, payable semi-annually and (ii) $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (the “2047 Senior Notes” and together with the 2027 Senior Notes, the “Senior Notes”), which mature in June 2047 and bear interest at a fixed rate of 4.70%, payable semi-annually.
Surplus Notes — Affiliated
On June 16, 2017, MetLife, Inc. forgave our obligation to pay the principal under the $750 million aggregate principal amount, 8.595% surplus notes issued by Brighthouse Insurance. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in-capital.
Reserve Financing Surplus Notes — Affiliated
On April 28, 2017, surplus note obligations with MetLife, Inc. totaling $1.1 billion, which were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a noncash exchange for $1.1 billion of loans outstanding from MetLife.
Collateral Financing Arrangement
On April 28, 2017, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”) terminated the collateral financing arrangement associated with secondary guarantees. As a result, the $2.8 billion collateral financing arrangement liability outstanding was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents, with the remaining assets held in trust returned to MetLife, Inc. See “— Affiliated Reinsurance Companies Transactions.”
Committed Facilities and Reinsurance Financing Arrangement
On April 28, 2017, MetLife, Inc. and MetLife Reinsurance Company of Vermont (“MRV”) terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility.
On April 28, 2017, BRCD entered into a new financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At June 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
Term Loan Facilities
Effective with the issuances of the Senior Notes, total commitments under the 2016 Term Loan Facility were reduced by approximately $2.5 billion. On July 21, 2017, concurrently with entering into the 2017 Term Loan Facility, we terminated the 2016 Term Loan Facility, without penalty. We will expense $7 million of capitalized costs related to the termination in the third quarter of 2017.
On July 21, 2017, Brighthouse Financial, Inc. entered into the 2017 Term Loan Facility. Under the 2017 Term Loan Facility, Brighthouse may borrow up to a maximum of $600 million which may be used for general corporate purposes, including in connection with the Separation, of which $500 million was available prior to the Separation. The 2017 Term Loan Facility contains certain covenants that could restrict the operations and use of funds. On August 2, 2017, Brighthouse Financial, Inc. borrowed $500 million under the 2017 Term Loan Facility in connection with the Separation. On August 14, 2017, Brighthouse Financial, Inc. borrowed the remaining $100 million available under the 2017 Term Loan Facility.
Debt and Facility Covenants
Certain of the Company’s debt instruments and committed facilities contain financial covenants. Additionally, the 2017 Term Loan Facility and the Revolving Credit Facility contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. The Company is not aware of any non-compliance with these financial covenants at June 30, 2017.
Debt Repurchases

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Historical Primary Sources of Liquidity and Capital,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the Form 10, the following additional information is provided regarding our historical primary uses of liquidity and capital:
Debt Repayments
See “— Outstanding Debt and Collateral Financing Arrangement” for information on long-term debt.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products, and annuity products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the six months ended June 30, 2017 and 2016, general account surrenders and withdrawals from annuity products were $1.1 billion and $1.2 billion, respectively.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2017 and December 31, 2016, we were obligated to return cash collateral pledged to the Company of $371 million and $749 million, respectively. At June 30, 2017 and December 31, 2016, we had pledged cash collateral of $22 million and $765 million, respectively. See Note 5 of the Notes to the Interim Condensed Combined Financial Statements for additional information about collateral pledged to us and collateral we pledge.
We pledged collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $6.8 billion and $6.6 billion at June 30, 2017 and December 31, 2016, respectively. Of these amounts, $2.2 billion and $2.1 billion at June 30, 2017 and December 31, 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at both June 30, 2017 and December 31, 2016 was $2.1 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 4 of the Notes to the Interim Condensed Combined Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the combined financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 16 of the Notes to the Combined Financial Statements included in the Form 10 and Note 11 of the Notes to the Interim Condensed Combined Financial Statements.
We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon our financial position, based on information currently known by us, in our opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our combined net income or cash flows in particular quarterly or annual periods.
Historical Support Agreements
Historically, the affiliated reinsurance companies of Brighthouse were party to various capital support commitments and guarantees with MetLife, Inc. Under these arrangements, MetLife, Inc. has historically agreed to cause each such entity to meet specified capital and surplus levels. MetLife, Inc. also guaranteed the obligations of certain of its subsidiaries including certain Brighthouse entities under committed facilities with third-party banks. See Note 11 of the Notes to the Combined Financial Statements included in the Form 10. In connection with the Separation, these support agreements in whole, or in part as applicable were canceled.
Historically, MetLife, Inc. has had a net worth maintenance agreement with Brighthouse NY. Under this agreement, as amended, MetLife, Inc. has historically agreed to cause Brighthouse NY to meet specified capital and surplus levels and liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the Separation, this support agreement was terminated.
Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Combined Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Combined Financial Statements.

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the Separation including the expected benefits thereof, the recapitalization actions, including expected benefits thereof, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse, its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Risks, uncertainties, and other factors that may cause such differences include the risks, uncertainties and other factors identified in Brighthouse’s subsequent filings with the SEC. Although it is not possible to identify all of these risks and factors, they include, among others:

•
the impact of the Separation on our business and profitability due to MetLife’s strong brand and reputation, the increased costs related to replacing arrangements with MetLife with those of third parties and incremental costs as a public company;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our degree of leverage following the Separation due to indebtedness incurred in connection with the Separation;

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased counterparty risk due to guarantees within certain of our products;

•
the effectiveness of our proposed exposure management strategy, and the timing of its implementation and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	the additional reserves we will be required to hold against our variable annuities as a result of actuarial guidelines;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of regulatory, legislative or tax changes on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;

•	changes in accounting standards, practices and/or policies applicable to us;

•	the ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our shareholders;

•	our ability to market and distribute our products through distribution channels;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the SEC.

For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in the Form 10, including in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse Financial Inc. makes on related subjects in reports to the SEC.
Corporate Information
We announce financial and other information about Brighthouse to our investors through the Brighthouse Investor Relations web page at www.brighthousefinancial.com, as well as SEC filings, news releases, public conference calls and webcasts. Brighthouse encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to market risk through our insurance operations and investment activities. We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the Form 10. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the Form 10.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”), at the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15 (f) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) ”Business — Litigation and Regulatory Matters ” included in the Form 10; and (ii) Note 11 of the Notes to the Interim Condensed Combined Financial Statements in Part I of this report.
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s combined financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s net income or cash flows in particular quarterly or annual periods.
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under the section entitled “Risk Factors” included in the Form 10. Other than as described in this Item 1A, there have been no other material changes to our risk factors from the risk factors previously disclosed in the Form 10.
Risks Related to Our Business
The following updates and replaces in its entirety the risk factor entitled “We will incur significant indebtedness in connection with the Separation that for a period of time will not provide us with liquidity or interest-expense tax deductions and the terms of which could restrict our operations and use of funds that may result in a material adverse effect on our results of operations and financial condition” included in the Form 10.
We have incurred significant indebtedness in connection with the separation that for a period of time will not provide us with liquidity or interest-expense tax deductions and the terms of which could restrict our operations and use of funds that may result in a material adverse effect on our results of operations and financial condition
We have borrowed a significant amount of funds in connection with the separation in the form of bank debt or debt securities issued to third-party lenders or investors. These initial borrowings may reduce our capacity to access credit markets for additional liquidity until such time as our equity and credit position are strengthened. We have used a significant portion of the proceeds of these initial borrowings to make a distribution to MetLife as partial consideration for MetLife’s transfer of assets to Brighthouse and, accordingly, we are required to service the initial borrowings with cash at Brighthouse and dividends from our insurance companies and other operating company subsidiaries. These borrowings have allowed us to achieve the following goals at the time of the distribution: (i) adequate liquidity at the Brighthouse holding company level; (ii) a debt-to-capital ratio of approximately 25%; and (iii) $2.0 billion to $3.0 billion of assets in excess of CTE95 to support our variable annuity contracts. The funds needed to service these initial borrowings will not be available to meet any short-term liquidity needs we may have, invest in our business or pay dividends on our common stock. Furthermore, Brighthouse Financial, Inc. was incorporated in 2016 and our life insurance subsidiaries were transferred to it on July 28, 2017. Pursuant to current IRS regulations, Brighthouse Financial, Inc. will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our insurance subsidiaries for a period of five taxable years following the Distribution. As a result, during such time we may not be able to fully deduct the interest payments on certain initial indebtedness we incur at the Brighthouse Financial, Inc. level in connection with the separation or certain other borrowings from the taxable income of our insurance subsidiaries during such five-year period. See “Risk Factors — Risks Relating to the Distribution — We will incur substantial indebtedness in connection with the separation, and the degree to which we will be leveraged following completion of the Distribution and Separation may materially and adversely affect our results of operations and financial condition” included in the Form 10.
We entered into a $2.0 billion unsecured revolving credit facility, dated as of December 2, 2016, that matures on December 2, 2021 (the “Revolving Credit Facility”) and a $600 million senior unsecured term loan facility, dated as of July 21, 2017, that matures on December 2, 2019 (the “2017 Term Loan Facility” and together with the Revolving Credit Facility, the “Brighthouse Credit Facilities”). We have borrowed the full $600 million under the 2017 Term Loan Facility and issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 (the “2027 Senior Notes”) and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (the “2047 Senior Notes” and together with the 2027 Senior Notes, the “Senior Notes”) on July 22, 2017 to third party investors. The proceeds of the Senior Notes reduced the commitments under our $3.0 billion three-year senior unsecured delayed draw term loan, dated December 2, 2016, by approximately $2.5 billion and the remaining commitments were refinanced by the 2017 Term Loan Facility. The Revolving Credit Facility is intended to provide significant support to our liquidity position at the holding company when alternative sources of credit are limited. The Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. See “Recapitalization” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Parent Company — Capital” included in the Form 10.
The right to borrow funds under the Revolving Credit Facility will be subject to the fulfillment of certain conditions, including compliance with all covenants. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
Regulatory and Legal Risks
The following updates and replaces the “Department of Labor and ERISA considerations” section of the risk factor entitled “Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the Form 10. There have been no material changes to other sections of such risk factor, which include: “NAIC — Existing and proposed insurance regulation,” “State insurance guaranty associations,” “Federal - Insurance regulation” and “Other.”
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and individual retirement accounts and individual retirement annuities (collectively, “IRAs”) if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The DOL issued new regulations on April 6, 2016 with an original applicable date for most provisions of April 10, 2017, although on April 4, 2017, the DOL released its final rule delaying the original applicable date for 60 days from April 10, 2017 until June 9, 2017. Further, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions (as described further below) that were published in conjunction with the final rule. The request for information seeks public input that could lead to new exemptions or changes and revisions to the final rule. These rules substantially expand the definition “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
As noted above, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued Best Interest Contract Exemption (“BIC”), a new exemption that applies more onerous disclosure and contact requirements to, and increase fiduciary requirements and liability exposure in respect of, transactions involving ERISA plans, plan participants and IRAs. The DOL indicated that the BIC contract and point of sale disclosures required under BIC and prohibited transaction exemption

84-24 would be delayed until January 1, 2018, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017.
On February 3, 2017 President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the fiduciary rule and providing for a 30-day comment period on all issues raised by its request for information (excepting the 15-day comment period on delaying the January 1, 2018 applicability date discussed above). On August 9, 2017, the DOL filed a public notice in the case of Thrivent Financial v. the DOL alerting the court that the DOL has submitted to the Office of Management and Budget proposed amendments to several prohibited transaction exemptions (including BIC and 84-24) further delaying application of these exemptions as re-written by the DOL, from January 1, 2018 to July 1, 2019. While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration and the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. Application of the rules on June 9, 2017, in light of the DOL’s request for information and the overall reconsideration of the rules requested by President Trump, could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
While the final rule also provides that, to a limited extent, contracts sold and advice provided prior to the applicable date would not have to be modified to comply with the new investment advice regulations, there is lack of clarity surrounding some of the conditions for qualifying for this limited exception. There can be no assurance that the DOL will agree with our interpretation of these provisions, in which case the DOL and IRS could assess significant penalties against a portion of products sold prior to the applicable date of the new regulations. The assessment of such penalties could also trigger substantial litigation risk. Any such penalties and related litigation could adversely affect our results of operations and financial condition.
While we continue to analyze the impact of the final regulation on our business, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans such as IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Department of Labor and ERISA Considerations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 9, 2017, the Board of Directors (the “Board”) of Brighthouse Financial, Inc. (the “Company”), on the recommendation of the  Compensation Committee of the Board, established compensation arrangements for the Company’s President and Chief Executive Officer, Eric T. Steigerwalt. Mr. Steigerwalt will receive an annual base salary of $900,000 and will be eligible for an annual target bonus equal to 200% of his base salary.  In addition, Mr. Steigerwalt’s annual long-term equity incentive award target will be in an amount equal to 500% of his base salary.
 Also on August 9, 2017, the Compensation Committee established compensation arrangements for the Company’s Chief Financial Officer, Anant Bhalla.  Mr. Bhalla will receive an annual base salary of $600,000 and will be eligible for an annual target bonus equal to 140% of his base salary. In addition, Mr. Bhalla’s annual long-term equity incentive award target will be in an amount equal to 175% of his base salary.
 In addition, on August 9, equity awards were authorized to be made to the Company’s executive officers, independent non-employee members of the Board and certain other employees of the Company, which will be converted into a number of restricted stock units based upon the closing price of the Company’s common stock at a future date (the “Founders’ Grants”).  The Board authorized a Founders’ Grant to Mr. Steigerwalt with a value equal to $9,000,000 and the Compensation Committee authorized a Founders’ Grant to Mr. Bhalla with a value equal to $2,100,000.  The Compensation Committee authorized Founders’ Grants to certain other executive officers of the Company with a value equal to two times the annual target value of the executive’s long-term equity incentive awards (expressed as a percentage of base salary) as approved by the Compensation Committee on August 9.  The Board authorized a Founders’ Grant to each of the six independent non-employee members of the Board with a value equal to the annual equity retainer approved by the Board, or $120,000.  Certain other employees of the Company will receive Founders’ Grants equal to the annual target value of the long-term equity incentive awards (expressed as a percentage of base salary) established for such employees.
 All long-term equity awards, including the Founders’ Grants, will be made pursuant to an equity compensation plan that will be presented to the Company’s stockholders for approval at the Company’s first annual meeting of stockholders, and all such awards will be contingent upon such approval.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Financial, Inc. and its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about Brighthouse Financial, Inc. and its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse Financial, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
2.1
Master Separation Agreement dated as of August 4, 2017 by and between MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

3.1*	Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc.
3.2*	Amended and Restated Bylaws of Brighthouse Financial, Inc.
10.1
Transition Services Agreement, dated as of January 1, 2017, between MetLife Services and Solutions, LLC and Brighthouse Services, LLC and for purposes of Article VII only, MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.2
Registration Rights Agreement, dated as of August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.3
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company (formerly known as MetLife Insurance Company USA) is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.4
Intellectual Property License Agreement, dated as of August 4, 2017, by and among Metropolitan Life Insurance Company, on behalf of itself and its Affiliates other than the Brighthouse Company Group, and Brighthouse Services LLC    is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.5
Tax Receivables Agreement, dated as of July 27, 2017, between MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.6
Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its Affiliates and Brighthouse Financial, Inc. and its Affiliates is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.7
Term Loan Agreement, dated as of July 21, 2017, among Brighthouse Financial, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to our Current Report on Form 8-K filed on July 21, 2017 (File No. 001-37905).

10.8*	Brighthouse Services, LLC Auxiliary Savings Plan.
10.9*	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan.
10.10*	Amended and Restated Brighthouse Services, LLC Annual Variable Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:		/s/ Anant Bhalla
	Name:	Anant Bhalla
	Title:	Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: August 15, 2017

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Financial, Inc. and its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only at the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs at the date they were made or at any other time. Additional information about Brighthouse Financial, Inc. and its subsidiaries and affiliates may be found elsewhere in this Quarterly Report on Form 10-Q and Brighthouse Financial, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

E-1

Exhibit No.	Description
2.1
Master Separation Agreement dated as of August 4, 2017 by and between MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

3.1*	Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc.
3.2*	Amended and Restated Bylaws of Brighthouse Financial, Inc.
10.1
Transition Services Agreement, dated as of January 1, 2017, between MetLife Services and Solutions, LLC and Brighthouse Services, LLC and for purposes of Article VII only, MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.2
Registration Rights Agreement, dated as of August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.3
Investment Management Agreement, dated as of January 1, 2017, between MetLife Investment Advisors, LLC and Brighthouse Life Insurance Company (formerly known as MetLife Insurance Company USA) is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.4
Intellectual Property License Agreement, dated as of August 4, 2017, by and among Metropolitan Life Insurance Company, on behalf of itself and its Affiliates other than the Brighthouse Company Group, and Brighthouse Services LLC    is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.5
Tax Receivables Agreement, dated as of July 27, 2017, between MetLife, Inc. and Brighthouse Financial, Inc. is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.6
Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its Affiliates and Brighthouse Financial, Inc. and its Affiliates is incorporated by reference to our Current Report on Form 8-K filed on August 9, 2017 (File No. 001-37905).

10.7
Term Loan Agreement, dated as of July 21, 2017, among Brighthouse Financial, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to our Current Report on Form 8-K filed on July 21, 2017 (File No. 001-37905).

10.8*	Brighthouse Services, LLC Auxiliary Savings Plan.
10.9*	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan.
10.10*	Amended and Restated Brighthouse Services, LLC Annual Variable Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith

E-2