Form 10-Q
period 2017-09-30
Brighthouse Financial, Inc.
filed 2017-11-09
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
At November 9, 2017, 119,773,106 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016
(In millions, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $59,126 and $58,715, respectively; includes $0 and $3,413, respectively, relating to variable interest entities)	$63,565	$61,388
Equity securities available-for-sale, at estimated fair value (cost: $234 and $280, respectively)	265	300
Mortgage loans (net of valuation allowances of $45 and $40, respectively; includes $119 and $136, respectively, at estimated fair value, relating to variable interest entities)	10,431	9,378
Policy loans	1,522	1,517
Real estate and real estate joint ventures	407	215
Other limited partnership interests	1,654	1,642
Short-term investments, principally at estimated fair value	1,149	1,288
Other invested assets, principally at estimated fair value	2,666	4,904
Total investments	81,659	80,632
Cash and cash equivalents, principally at estimated fair value (includes $0 and $9, respectively, relating to variable interest entities)	1,698	5,228
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	641	693
Premiums, reinsurance and other receivables	13,591	14,647
Deferred policy acquisition costs and value of business acquired	6,414	6,293
Current income tax recoverable	1,772	778
Other assets	647	616
Separate account assets	116,857	113,043
Total assets	$223,279	$221,930
Liabilities and Equity
Liabilities
Future policy benefits	$36,035	$33,372
Policyholder account balances	37,298	37,526
Other policy-related balances	2,964	3,045
Payables for collateral under securities loaned and other transactions	4,569	7,390
Long-term debt (includes $14 and $23, respectively, at estimated fair value, relating to variable interest entities)	3,615	1,910
Collateral financing arrangement	—	2,797
Deferred income tax liability	2,116	2,056
Other liabilities (includes $0 and $1, respectively, relating to variable interest entities)	5,994	5,929
Separate account liabilities	116,857	113,043
Total liabilities	209,448	207,068
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc. stockholders’ equity:
Common stock par value $0.01 per share; 1,000,000,000 shares authorized; 119,773,106 shares issued and outstanding	1	—
Additional paid-in capital	12,418	—
Retained earnings (deficit)	39	—
Shareholder’s net investment	—	13,597
Accumulated other comprehensive income (loss)	1,308	1,265
Total Brighthouse Financial, Inc.’s stockholders’ equity	13,766	14,862
Noncontrolling interests	65	—
Total equity	13,831	14,862
Total liabilities and equity	$223,279	$221,930
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$236	$347	$630	$1,021
Universal life and investment-type product policy fees	1,025	976	2,935	2,843
Net investment income	761	869	2,309	2,422
Other revenues	93	49	329	481
Net investment gains (losses):
Other-than-temporary impairments on fixed maturity securities	—	(1)	(1)	(19)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income (loss)	—	(3)	—	(3)
Other net investment gains (losses)	21	30	(33)	7
Total net investment gains (losses)	21	26	(34)	(15)
Net derivative gains (losses)	(164)	(501)	(1,207)	(3,181)
Total revenues	1,972	1,766	4,962	3,571
Expenses
Policyholder benefits and claims	1,083	1,058	2,732	2,948
Interest credited to policyholder account balances	279	290	838	871
Goodwill impairment	—	161	—	161
Amortization of deferred policy acquisition costs and value of business acquired	123	(10)	(4)	(45)
Other expenses	611	519	1,789	1,564
Total expenses	2,096	2,018	5,355	5,499
Income (loss) before provision for income tax	(124)	(252)	(393)	(1,928)
Provision for income tax expense (benefit)	819	(94)	653	(754)
Net income (loss)	$(943)	$(158)	$(1,046)	$(1,174)
Comprehensive income (loss)	$(1,529)	$(351)	$(1,003)	$(258)
Earnings per common share:
Basic	$(7.87)	$(1.32)	$(8.73)	$(9.80)
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Equity
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,597	$—	$—	$—	$1,265	$14,862	$—	$14,862
Issuance of Common Stock to MetLife, Inc. (Note 8)	1					1		1
Distribution to MetLife, Inc. (Note 8)	(1,798)					(1,798)		(1,798)
Other separation related transactions (Note 8)	1,704					1,704		1,704
Net income (loss)	(1,085)			39		(1,046)	—	(1,046)
Separation from MetLife, Inc.	(12,419)	1	12,418			—		—
Change in noncontrolling interests						—	65	65
Other comprehensive income (loss), net of income tax					43	43		43
Balance at September 30, 2017	$—	$1	$12,418	$39	$1,308	$13,766	$65	$13,831

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$15,316	$—	$—	$—	$1,523	$16,839	$—	$16,839
Change in net investment	1,589					1,589		1,589
Net income (loss)	(1,174)					(1,174)	—	(1,174)
Other comprehensive income (loss), net of income tax					916	916		916
Balance at September 30, 2016	$15,731	$—	$—	$—	$2,439	$18,170	$—	$18,170
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$2,030	$2,605
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,784	27,696
Equity securities	58	166
Mortgage loans	565	1,429
Real estate and real estate joint ventures	47	430
Other limited partnership interests	195	289
Purchases of:
Fixed maturity securities	(12,888)	(29,992)
Equity securities	(2)	(57)
Mortgage loans	(1,554)	(2,097)
Real estate and real estate joint ventures	(224)	(51)
Other limited partnership interests	(174)	(134)
Cash received in connection with freestanding derivatives	1,811	460
Cash paid in connection with freestanding derivatives	(3,382)	(1,659)
Receipts on loans to MetLife, Inc.	—	50
Net change in policy loans	(5)	111
Net change in short-term investments	180	(1,740)
Net change in other invested assets	33	25
Other, net	2	—
Net cash provided by (used in) investing activities	(2,554)	(5,074)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,464	9,071
Withdrawals	(2,269)	(9,825)
Net change in payables for collateral under securities loaned and other transactions	(2,747)	3,059
Long-term debt issued	3,589	—
Long-term debt repaid	(10)	(21)
Collateral financing arrangements repaid	(2,797)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(37)	(228)
Distribution to MetLife, Inc.	(1,798)	—
Cash received from MetLife in connection with shareholder's net investment	293	1,726
Cash paid to MetLife in connection with shareholder's net investment	(668)	(58)
Other, net	(26)	—
Net cash provided by (used in) financing activities	(3,006)	3,724
Change in cash and cash equivalents	(3,530)	1,255
Cash and cash equivalents, beginning of period	5,228	1,570
Cash and cash equivalents, end of period	$1,698	$2,825
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$89	$153
Income tax	$76	$231
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$3,478
Transfer of mortgage loans from former affiliates	$—	$395
Transfer of short-term investments from former affiliates	$—	$94
Transfer of fixed maturity securities to former affiliates	$293	$—
Reduction of policyholder account balances in connection with reinsurance transactions	$293	$—
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries (formerly, MetLife U.S. Retail Separation Business). Brighthouse Financial, Inc. is a holding company formed to own the legal entities that have historically operated a substantial portion of MetLife, Inc.’s former Retail segment. Brighthouse Financial, Inc. was incorporated in Delaware on August 1, 2016 in preparation for MetLife, Inc.’s separation of a substantial portion of its former Retail segment, as well as certain portions of its Corporate Benefit Funding segment (the “Separation”), which was completed on August 4, 2017.
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
On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017, was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 (as amended, the “Form 10”) with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include Brighthouse Life Insurance Company (“Brighthouse Insurance”), Brighthouse Life Insurance Company of NY (“Brighthouse NY”), New England Life Insurance Company (“NELICO”), Brighthouse Reinsurance Company of Delaware (“BRCD”) and Brighthouse Investment Advisers, LLC in the planned separated business and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Life Insurance Company. The affiliated reinsurance companies were then merged into BRCD, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC to Brighthouse Financial, Inc. See Notes 8 and 10.
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
Basis of Presentation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company’s business and operations. Actual results could differ from these estimates.
Consolidation
The financial statements presented in this quarterly report for periods on or after the Separation are presented on a consolidated basis and include the financial position, results of operations and cash flows of the Company. The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Financial, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has control, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investees”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. The Company uses the cost method of accounting for investments in which it has virtually no influence over the investee’s operations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Combination
The financial statements for the periods prior to the Separation are presented on a combined basis and reflect the historical combined financial position, results of operations and cash flows for the periods presented. The combined balance sheets include the attribution of certain assets and liabilities that have historically been held at the MetLife corporate level but which are specifically identifiable or attributable to the Company. Similarly, certain assets attributable to shared services managed at the MetLife corporate level have been excluded from the combined balance sheets. The combined statements of operations reflect certain corporate expenses allocated to the Company by MetLife for certain corporate functions and for shared services provided by MetLife. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based upon other reasonable allocation measures. The Company considers the expense methodology and results to be reasonable for all periods presented. See Note 12 for further information on expenses allocated by MetLife.
The Company previously recorded affiliated transactions with certain MetLife subsidiaries which are not included in the combined financial statements of the Company.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated and combined financial statements and related footnotes thereto have been reclassified to conform to the 2017 presentation as discussed throughout the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2016 combined balance sheet data was derived from audited combined financial statements for the year ended December 31, 2016 included in the Form 10, which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the combined financial statements included in the Form 10.
Adoption of New Accounting Pronouncements
Effective January 1, 2017, the Company early adopted guidance relating to business combinations. The new guidance clarifies the definition of a business and requires that an entity apply certain criteria in order to determine when a set of assets and activities qualifies as a business. The adoption of this standard will result in fewer acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that do not qualify as businesses will be capitalized rather than expensed. The adoption did not have an impact on the Company’s financial statements.
Effective January 1, 2017, the Company retrospectively adopted guidance relating to consolidation. The new guidance does not change the characteristics of a primary beneficiary under current GAAP. It changes how a reporting entity evaluates whether it is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE handles indirect interests in the entity held through related parties that are under common control with the reporting entity. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Other
Effective January 3, 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the CME serves as the central clearing party. As of the effective date, the application of the amended rulebook, reduced gross derivative assets by $206 million, gross derivative liabilities by $927 million, accrued investment income by $30 million, collateral receivables recorded within premiums, reinsurance and other receivables of $765 million, and collateral payables recorded within payables for collateral under securities loaned and other transactions of $74 million.
Future Adoption of New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for hedging activities (Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The ASU (i) refines and expands the criteria for achieving hedge accounting on certain hedging strategies, (ii) requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported, and (iii) eliminates the requirement to separately measure and report hedge ineffectiveness. The ASU also makes other changes to simplify the application of existing guidance related to the assessment of hedge effectiveness and creates new disclosure requirements. The Company is currently evaluating the impact of this guidance on its financial statements.
In May 2017, the FASB issued new guidance on share-based payment awards (ASU 2017-09, Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In March 2017, the FASB issued new guidance on purchased callable debt securities (ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities). The new guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings. Early adoption is permitted. The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. However, the new guidance does not require an accounting change for securities held at a discount whose discount continues to be amortized to maturity. The Company is currently evaluating the impact of this guidance on its financial statements.
In March 2017, the FASB issued new guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (ASU 2017- 07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost). The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods and early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The ASU requires that an employer that offers to its employees defined benefit pension or other postretirement benefit plans report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In February 2017, the FASB issued new guidance on derecognition of nonfinancial assets (ASU 2017- 05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2017. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The adoption of this guidance will not have a material impact on the Company’s financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

In November 2016, the FASB issued new guidance on restricted cash (ASU 2016-18, Statement of Cash Flows (Topic 230): a consensus of the FASB Emerging Issues Task Force). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a retrospective basis. Early adoption is permitted. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, the new guidance requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance does not provide a definition of restricted cash or restricted cash equivalents. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In October 2016, the FASB issued new guidance on tax accounting for intra-entity transfers of assets (ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied on a modified retrospective basis. Early adoption is permitted. The new guidance eliminates the prohibition on recognizing current or deferred income taxes related to inter-entity asset transfers other than inventory by requiring recognition when the transfer occurs. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In August 2016, the FASB issued new guidance on cash flow statement presentation (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments). The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and should be applied retrospectively to all periods presented. Early adoption is permitted. This ASU addresses diversity in how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The adoption of this guidance will not have a material impact on the Company’s financial statements.
In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that an other-than-temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and has determined the most significant impacts will be to its mortgage loan investments. The Company is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance along with the overall impacts to its financial statements.
In February 2016, the FASB issued new guidance on leasing transactions (ASU 2016-02, Leases - Topic 842). The new guidance is effective for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition approach. Early adoption is permitted. The new guidance requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. Lessor accounting will remain largely unchanged from current guidance except for certain targeted changes. The new guidance will also require new qualitative and quantitative disclosures. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts as well as identification of other contracts that may fall under the scope of the new guidance. The Company is currently evaluating the impact of this guidance on its financial statements.
In January 2016, the FASB issued new guidance (ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities) on the recognition and measurement of financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for the instrument-specific credit risk provision. The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option (“FVO”) that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income. The Company has assessed the population of financial instruments that are subject to the new guidance and has determined that

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

the most significant impact will be the requirement to report changes in fair value in net income each reporting period for all equity securities currently classified as available-for-sale (“AFS”) and to a lesser extent, the elimination of the cost method of accounting for equity method investments. The Company had approximately $195 million of equity securities and $42 million of partnerships and joint ventures accounted for under the cost method as of September 30, 2017 that will be subject to the new guidance. The Company is continuing to evaluate the impact of this guidance on its financial statements.
In May 2014, the FASB issued a comprehensive new revenue recognition standard (ASU 2014‑09, Revenue from Contracts with Customers (Topic 606)), effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The new guidance will supersede nearly all existing revenue recognition guidance under U.S. GAAP; however, it will not impact the accounting for insurance and investment contracts within the scope of Financial Services insurance (Topic 944), leases, financial instruments and guarantees. For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services. The adoption of this guidance will not have a material impact on the Company’s financial statements.
2. Segment Information
The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment. These and certain other presentation changes were applied retrospectively and did not have an impact on total consolidated and combined net income (loss) or operating earnings (loss) in the prior periods.
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
Financial Measures and Segment Accounting Policies
Operating earnings (loss) is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. The Company believes the presentation of operating earnings (loss), as the Company measures it for management purposes, enhances the understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business. Consistent with GAAP guidance for segment reporting, operating earnings (loss) is also the Company’s GAAP measure of segment performance and is reported below. Operating earnings (loss) should not be viewed as a substitute for net income (loss).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Operating earnings (loss) is a measure that focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by the Company, referred to as divested businesses and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues in calculating operating earnings (loss):

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
The following are excluded from total expenses in calculating operating earnings (loss):

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2017 and 2016. The segment accounting policies are the same as those used to prepare the Company’s consolidated and combined financial statements, except for operating earnings (loss) adjustments, as defined above. In addition, segment accounting policies include the method of capital allocation described below.
The internal capital model is a risk capital model that reflects management’s judgment and view of required capital to represent the measurement of the risk profile of the business, to meet the Company’s long term promises to clients, to service long-term obligations and to support the credit ratings of the Company. It accounts for the unique and specific nature of the risks inherent in the Company’s business. Management is responsible for the ongoing production and enhancement of the internal capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards.
The Company allocates equity to the segments based on the internal capital model and aligns with emerging standards and consistent risk principles.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated and combined net investment income or net income (loss).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

	Operating Results
Three Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$488	$(8)	$119	$(95)	$504
Provision for income tax expense (benefit)	133	(14)	36	1,025	1,180
Operating earnings (loss)	$355	$6	$83	$(1,120)	(676)
Adjustments for:
Net investment gains (losses)					21
Net derivative gains (losses)					(164)
Other adjustments to net income					(485)
Provision for income tax (expense) benefit					361
Net income (loss)					$(943)

Inter-segment revenues	$(17)	$(98)	$28	$(9)
Interest revenue	$310	$87	$348	$35
Interest expense	$—	$—	$—	$36

	Operating Results
Three Months Ended September 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$387	$42	$28	$38	$495
Provision for income tax expense (benefit)	140	16	2	8	166
Operating earnings (loss)	$247	$26	$26	$30	329
Adjustments for:
Net investment gains (losses)					26
Net derivative gains (losses)					(501)
Other adjustments to net income					(272)
Provision for income tax (expense) benefit					260
Net income (loss)					$(158)

Inter-segment revenues	$29	$(132)	$7	$(64)
Interest revenue	$370	$110	$359	$103
Interest expense	$—	$—	$15	$28

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$1,111	$—	$272	$(61)	$1,322
Provision for income tax expense (benefit)	302	(11)	88	1,015	1,394
Operating earnings (loss)	$809	$11	$184	$(1,076)	(72)
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(1,207)
Other adjustments to net income					(474)
Provision for income tax (expense) benefit					741
Net income (loss)					$(1,046)

Inter-segment revenues	$43	$(338)	$77	$(79)
Interest revenue	$948	$263	$1,060	$159
Interest expense	$—	$—	$23	$94

	Operating Results
Nine Months Ended September 30, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax operating earnings (loss)	$1,228	$68	$(298)	$26	$1,024
Provision for income tax expense (benefit)	368	18	(109)	(1)	276
Operating earnings (loss)	$860	$50	$(189)	$27	748
Adjustments for:
Net investment gains (losses)					(15)
Net derivative gains (losses)					(3,181)
Other adjustments to net income					244
Provision for income tax (expense) benefit					1,030
Net income (loss)					$(1,174)

Inter-segment revenues	$411	$(468)	$9	$(27)
Interest revenue	$1,075	$305	$1,057	$187
Interest expense	$—	$—	$45	$83
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Annuities	$1,070	$1,133	$3,270	$3,809
Life	387	319	982	929
Run-off	547	674	1,631	1,720
Corporate & Other	59	117	230	291
Adjustments	(91)	(477)	(1,151)	(3,178)
Total	$1,972	$1,766	$4,962	$3,571

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2017	December 31, 2016
	(In millions)
Annuities	$153,506	$152,146
Life	18,527	17,150
Run-off	36,546	40,007
Corporate & Other	14,700	12,627
Total	$223,279	$221,930
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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contractholder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2017				December 31, 2016
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$116,468		$66,523		$111,719		$64,503
Separate account value	$111,335		$65,132		$106,759		$63,025
Net amount at risk	$5,559	(4)	$2,980	(5)	$6,837	(4)	$3,313	(5)
Average attained age of contractholders	68 years		67 years		67 years		67 years

	September 30, 2017	December 31, 2016
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,256	$6,216
Net amount at risk (6)	$75,862	$76,216
Average attained age of policyholders	64 years	63 years

Variable Life Contracts
Total account value (3)	$3,260	$3,110
Net amount at risk (6)	$25,027	$26,419
Average attained age of policyholders	48 years	48 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 6 of the Notes to the Combined Financial Statements included in the Form 10 for a discussion of guaranteed minimum benefits which have been reinsured.

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

Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
Balance at December 31 of prior period	$2,008	$1,719
Less: Reinsurance recoverables	1,832	1,565
Net balance at December 31 of prior period	176	154
Cumulative adjustment (1)	—	89
Net balance, beginning of period	176	243
Incurred related to:
Current period	556	738
Prior periods (2)	(5)	(48)
Total incurred	551	690
Paid related to:
Current period	(460)	(546)
Prior periods	(56)	(171)
Total paid	(516)	(717)
Net balance, end of period	211	216
Add: Reinsurance recoverables	1,887	1,670
Balance, end of period	$2,098	$1,886
______________

(1)
Reflects the accumulated adjustment, net of reinsurance, upon implementation of the new short-duration contracts guidance which clarified the requirement to include claim information for long-duration contracts. The accumulated adjustment primarily reflects unpaid claim liabilities, net of reinsurance, for long-duration contracts as of the beginning of the period presented.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
3. Insurance (continued)

(2)
During the nine months ended September 30, 2017 and 2016, the claims and claim adjustment expenses associated with prior years changed due to differences between the actual benefits paid and the expected benefits owed during those periods.

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

	September 30, 2017					December 31, 2016
	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value	Cost or Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$20,774	$1,773	$101	$—	$22,446	$21,278	$1,324	$291	$—	$22,311
U.S. government and agency	14,313	1,657	127	—	15,843	12,032	1,294	236	—	13,090
RMBS	7,786	284	62	(4)	8,012	7,961	206	144	—	8,023
Foreign corporate	6,466	373	75	—	6,764	6,343	230	180	—	6,393
State and political subdivision	3,619	508	9	—	4,118	3,590	393	38	—	3,945
CMBS	3,331	61	16	(1)	3,377	3,799	44	32	(1)	3,812
ABS	1,732	20	2	—	1,750	2,654	12	14	—	2,652
Foreign government	1,105	153	3	—	1,255	1,058	116	12	—	1,162
Total fixed maturity securities	$59,126	$4,829	$395	$(5)	$63,565	$58,715	$3,619	$947	$(1)	$61,388
Equity securities:
Non-redeemable preferred stock	$138	$10	$1	$—	$147	$180	$6	$9	$—	$177
Common stock	96	22	—	—	118	100	23	—	—	123
Total equity securities	$234	$32	$1	$—	$265	$280	$29	$9	$—	$300
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $5 million with unrealized gains (losses) of ($1) million and less than $1 million at September 30, 2017 and December 31, 2016, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,658	$11,012	$10,713	$22,894	$12,849	$59,126
Estimated fair value	$1,669	$11,436	$11,076	$26,245	$13,139	$63,565

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

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

	September 30, 2017				December 31, 2016
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,322	$53	$750	$48	$4,676	$189	$745	$102
U.S. government and agency	5,384	72	529	55	4,396	236	—	—
RMBS	2,232	44	395	14	3,494	112	818	32
Foreign corporate	561	12	594	63	1,466	66	633	114
State and political subdivision	300	6	43	3	889	35	29	3
CMBS	681	10	92	5	1,572	27	171	4
ABS	122	—	97	2	478	6	461	8
Foreign government	149	2	14	1	273	11	6	1
Total fixed maturity securities	$11,751	$199	$2,514	$191	$17,244	$682	$2,863	$264
Equity securities:
Non-redeemable preferred stock	$—	$—	$16	$1	$57	$2	$40	$7
Common stock	1	—	—	—	—	—	—	—
Total equity securities	$1	$—	$16	$1	$57	$2	$40	$7
Total number of securities in an unrealized loss position	1,037		375		1,741		483
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2017. Future OTTI will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings, collateral valuation, interest rates and credit spreads, as well as a change in the Company’s intention to hold or sell a security that is in an unrealized loss position. If economic fundamentals deteriorate or if there are adverse changes in the above factors, OTTI may be incurred in upcoming periods.
Gross unrealized losses on fixed maturity securities decreased $556 million during the nine months ended September 30, 2017 to $390 million. The decrease in gross unrealized losses for the nine months ended September 30, 2017 was primarily attributable to narrowing credit spreads and decreasing longer-term interest rates.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

At September 30, 2017, $5 million of the total $390 million of gross unrealized losses were from eight fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
The change in gross unrealized losses on equity securities was not significant during the nine months ended September 30, 2017.
Investment Grade Fixed Maturity Securities
Of the $5 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $3 million, or 60%, were related to gross unrealized losses on two investment grade fixed maturity securities. Unrealized losses on investment grade fixed maturity securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate fixed maturity securities, rising interest rates since purchase.
Below Investment Grade Fixed Maturity Securities
Of the $5 million of gross unrealized losses on fixed maturity securities with an unrealized loss of 20% or more of amortized cost for six months or greater, $2 million, or 40%, were related to gross unrealized losses on six below investment grade fixed maturity securities. Unrealized losses on below investment grade fixed maturity securities are principally related to U.S. and foreign corporate securities (primarily industrial securities) and are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainties including concerns over lower oil prices in the energy sector. Management evaluates U.S. and foreign corporate securities based on factors such as expected cash flows and the financial condition and near-term and long-term prospects of the issuers.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$7,039	67.5%	$6,523	69.6%
Agricultural	2,220	21.3	1,892	20.2
Residential	1,098	10.5	867	9.2
Subtotal (1)	10,357	99.3	9,282	99.0
Valuation allowances	(45)	(0.4)	(40)	(0.4)
Subtotal mortgage loans, net	10,312	98.9	9,242	98.6
Commercial mortgage loans held by CSEs — FVO	119	1.1	136	1.4
Total mortgage loans, net	$10,431	100.0%	$9,378	100.0%
__________________

(1)
Purchases of mortgage loans were $32 million and $339 million for the three months and nine months ended September 30, 2017, respectively, and $123 million and $354 million for the three months and nine months ended September 30, 2016, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Mortgage Loans, Valuation Allowance and Impaired Loans by Portfolio Segment
Mortgage loans by portfolio segment, by method of evaluation of credit loss, impaired mortgage loans including those modified in a troubled debt restructuring, and the related valuation allowances, were as follows at:

	Evaluated Individually for Credit Losses					Evaluated Collectively for Credit Losses		Impaired Loans
	Impaired Loans with a Valuation Allowance			Impaired Loans without a Valuation Allowance
	Unpaid Principal Balance	Recorded Investment	Valuation Allowances	Unpaid Principal Balance	Recorded Investment	Recorded Investment	Valuation Allowances	Carrying Value
	(In millions)
September 30, 2017
Commercial	$—	$—	$—	$—	$—	$7,039	$34	$—
Agricultural	4	3	—	—	—	2,217	7	3
Residential	—	—	—	4	4	1,094	4	4
Total	$4	$3	$—	$4	$4	$10,350	$45	$7
December 31, 2016
Commercial	$—	$—	$—	$—	$—	$6,523	$32	$—
Agricultural	4	3	—	—	—	1,889	5	3
Residential	—	—	—	1	1	866	3	1
Total	$4	$3	$—	$1	$1	$9,278	$40	$4
The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $4 million, respectively, for the three months ended September 30, 2017 and $0, $3 million and $2 million, respectively, for the nine months ended September 30, 2017. The average recorded investment for impaired commercial, agricultural and residential mortgage loans was $0, $3 million and $0, respectively, for both the three months and nine months ended September 30, 2016.
Valuation Allowance Rollforward by Portfolio Segment
The changes in the valuation allowance, by portfolio segment, were as follows:

	Nine Months Ended September 30,
	2017				2016
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$32	$5	$3	$40	$29	$5	$3	$37
Provision (release)	2	2	1	5	4	—	2	6
Balance, end of period	$34	$7	$4	$45	$33	$5	$5	$43

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2017
Loan-to-value ratios:
Less than 65%	$6,084	$300	$33	$6,417	91.2%	$6,583	91.4%
65% to 75%	519	9	18	546	7.8	547	7.6
76% to 80%	10	33	9	52	0.7	51	0.7
Greater than 80%	—	—	24	24	0.3	23	0.3
Total	$6,613	$342	$84	$7,039	100.0%	$7,204	100.0%

December 31, 2016
Loan-to-value ratios:
Less than 65%	$5,744	$230	$167	$6,141	94.1%	$6,222	94.3%
65% to 75%	291	—	19	310	4.8	303	4.6
76% to 80%	34	—	—	34	0.5	33	0.5
Greater than 80%	24	14	—	38	0.6	37	0.6
Total	$6,093	$244	$186	$6,523	100.0%	$6,595	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,086	94.0%	$1,849	97.7%
65% to 75%	134	6.0	43	2.3
Total	$2,220	100.0%	$1,892	100.0%
The estimated fair value of agricultural mortgage loans was $2.2 billion and $1.9 billion at September 30, 2017 and December 31, 2016, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,072	97.6%	$856	98.7%
Nonperforming	26	2.4	11	1.3
Total	$1,098	100.0%	$867	100.0%
The estimated fair value of residential mortgage loans was $1.1 billion and $867 million at September 30, 2017 and December 31, 2016, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2017 and December 31, 2016. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The past due and nonaccrual mortgage loans at recorded investment, prior to valuation allowances, by portfolio segment, were as follows at:

	Past Due		Nonaccrual Status
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(Dollars in millions)
Commercial	$—	$—	$—	$—
Agricultural	—	—	—	—
Residential	26	11	26	11
Total	$26	$11	$26	$11
Mortgage Loans Modified in a Troubled Debt Restructuring
The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during both the three months and nine months ended September 30, 2017 and 2016.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.0 billion and $4.8 billion at September 30, 2017 and December 31, 2016, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities AFS and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2017	December 31, 2016
	(In millions)
Fixed maturity securities	$4,424	$2,663
Fixed maturity securities with noncredit OTTI losses included in AOCI	5	1
Total fixed maturity securities	4,429	2,664
Equity securities	55	32
Derivatives	293	414
Short-term investments	—	(42)
Other	(7)	(26)
Subtotal	4,770	3,042
Amounts allocated from:
Future policy benefits	(2,384)	(802)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(2)	(2)
DAC, VOBA and DSI	(299)	(214)
Subtotal	(2,685)	(1,018)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)	—
Deferred income tax benefit (expense)	(732)	(712)
Net unrealized investment gains (losses)	$1,352	$1,312
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2017
(In millions)
Balance, beginning of period	$1,312
Fixed maturity securities on which noncredit OTTI losses have been recognized	4
Unrealized investment gains (losses) during the period	1,724
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,582)
DAC, VOBA and DSI	(85)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	(1)
Deferred income tax benefit (expense)	(20)
Balance, end of period	$1,352
Change in net unrealized investment gains (losses)	$40

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2017 and December 31, 2016.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2017	December 31, 2016
	(In millions)
Securities on loan: (1)
Amortized cost	$3,169	$5,895
Estimated fair value	$3,820	$6,555
Cash collateral received from counterparties (2)	$3,902	$6,642
Security collateral received from counterparties (3)	$—	$27
Reinvestment portfolio — estimated fair value	$3,935	$6,571
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated and combined financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2017				December 31, 2016
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
Cash collateral liability by loaned security type:
U.S. government and agency	$1,480	$1,512	$910	$3,902	$2,129	$1,906	$1,743	$5,778
U.S. corporate	—	—	—	—	—	480	—	480
Agency RMBS	—	—	—	—	—	—	274	274
Foreign corporate	—	—	—	—	—	58	—	58
Foreign government	—	—	—	—	—	52	—	52
Total	$1,480	$1,512	$910	$3,902	$2,129	$2,496	$2,017	$6,642
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2017 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities and non-agency RMBS) with 60% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents, or held in cash at September 30, 2017. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	September 30, 2017	December 31, 2016
	(In millions)
Invested assets on deposit (regulatory deposits)	$8,096	$7,648
Invested assets held in trust (reinsurance agreements)	2,511	9,054
Invested assets pledged as collateral	3,933	3,548
Total invested assets on deposit, held in trust and pledged as collateral	$14,540	$20,250
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
The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
MRSC (collateral financing arrangement) (1)	$—	$—	$3,422	$—
CSEs (assets (primarily loans) and liabilities (primarily debt)) (2)	120	14	137	24
Total	$120	$14	$3,559	$24
__________________

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

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

(2)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $87 million and $95 million at estimated fair value at September 30, 2017 and December 31, 2016, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2017		December 31, 2016
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,477	$11,477	$13,062	$13,062
U.S. and foreign corporate	501	501	518	518
Other limited partnership interests	1,492	2,394	1,495	2,292
Other investments (3)	87	97	90	101
Total	$13,557	$14,469	$15,165	$15,973
__________________

(1)
The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests and real estate joint ventures is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. There were no income tax credits at both September 30, 2017 and December 31, 2016. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures, other invested assets and non-redeemable preferred stock.
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and nine months ended September 30, 2017 and 2016.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$601	$690	$1,809	$2,001
Equity securities	3	6	10	16
Mortgage loans	112	97	332	300
Policy loans	18	19	53	59
Real estate and real estate joint ventures	13	10	39	25
Other limited partnership interests	38	79	144	120
Cash, cash equivalents and short-term investments	11	4	29	14
Other	9	6	22	9
Subtotal	805	911	2,438	2,544
Less: Investment expenses	46	45	135	130
Subtotal, net	759	866	2,303	2,414
FVO CSEs — interest income — commercial mortgage loans	2	3	6	8
Net investment income	$761	$869	$2,309	$2,422
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector and industry:
U.S. and foreign corporate securities — by industry:
Industrial	$—	$—	$—	$(16)
Total U.S. and foreign corporate securities	—	—	—	(16)
RMBS	—	(4)	—	(6)
State and political subdivision	—	—	(1)	—
OTTI losses on fixed maturity securities recognized in earnings	—	(4)	(1)	(22)
Fixed maturity securities — net gains (losses) on sales and disposals	21	47	(15)	30
Total gains (losses) on fixed maturity securities	21	43	(16)	8
Total gains (losses) on equity securities:
Total OTTI losses recognized — by sector:
Common stock	—	—	—	(1)
OTTI losses on equity securities recognized in earnings	—	—	—	(1)
Equity securities — net gains (losses) on sales and disposals	3	4	4	8
Total gains (losses) on equity securities	3	4	4	7
Mortgage loans	(2)	10	(7)	4
Real estate and real estate joint ventures	1	(34)	4	(35)
Other limited partnership interests	—	(1)	(10)	(7)
Other	(1)	4	(6)	9
Subtotal	22	26	(31)	(14)
FVO CSEs:
Commercial mortgage loans	(1)	(3)	(2)	(3)
Long-term debt — related to commercial mortgage loans	—	1	—	1
Non-investment portfolio gains (losses)	—	2	(1)	1
Subtotal	(1)	—	(3)	(1)
Total net investment gains (losses)	$21	$26	$(34)	$(15)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of net investment gains (losses) related to transfers of invested assets to former affiliates.
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $0 and ($5) million for the three months and nine months ended September 30, 2017, respectively, and $4 million and $9 million for the three months and nine months ended September 30, 2016, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

	Three Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$4,929	$8,457	$16	$36
Gross investment gains	$30	$78	$3	$4
Gross investment losses	(9)	(31)	—	—
OTTI losses	—	(4)	—	—
Net investment gains (losses)	$21	$43	$3	$4

	Nine Months Ended September 30,
	2017	2016	2017	2016
	Fixed Maturity Securities		Equity Securities
	(In millions)
Proceeds	$9,316	$23,346	$29	$42
Gross investment gains	$50	$166	$4	$8
Gross investment losses	(65)	(136)	—	—
OTTI losses	(1)	(22)	—	(1)
Net investment gains (losses)	$(16)	$8	$4	$7

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (loss) (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Balance, beginning of period	$9	$60	$28	$66
Additions:
Additional impairments — credit loss OTTI on securities previously impaired	—	3	—	5
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	(8)	(7)	(27)	(15)
Balance, end of period	$1	$56	$1	$56

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
4. Investments (continued)

Related Party Investment Transactions
The Company previously transferred fixed maturity securities, mortgage loans, real estate and real estate joint ventures, to and from former affiliates, which were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$—	$596	$292	$755
Amortized cost of invested assets transferred to former affiliates	$—	$558	$294	$676
Net investment gains (losses) recognized on transfers	$—	$14	$(2)	$14
Change in additional paid-in-capital recognized on transfers	$—	$25	$—	$65
Estimated fair value of invested assets transferred from former affiliates	$—	$484	$—	$4,763
In April 2016, the Company received a transfer of investments and cash and cash equivalents of $4.3 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to Metropolitan Life Insurance Company (“MLIC”), a former affiliate, which are included in the table above. See Note 6 of the Notes to the Combined Financial Statements included in the Form 10 for additional information related to the transfer.
The Company had loans outstanding to MetLife, Inc., which were included in other invested assets, totaling $1.1 billion at December 31, 2016. These loans were carried at fixed interest rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, the two loans were repaid. See Note 7.
The Company receives investment administrative services from MLIC. The related investment administrative service charges were $22 million and $71 million for the three months and nine months ended September 30, 2017, respectively, and $25 million and $74 million for the three months and nine months ended September 30, 2016, respectively.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred investments and cash and cash equivalents which are included in the table above. See Note 12 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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
The Company enters into written credit default swaps to create synthetic credit investments that are either more expensive to acquire or otherwise unavailable in the cash markets. These transactions are a combination of a derivative and one or more cash instruments, such as U.S. government and agency securities or other fixed maturity securities. These credit default swaps are not designated as hedging instruments.
Equity Derivatives
The Company uses a variety of equity derivatives to reduce its exposure to equity market risk, including equity index options, equity variance swaps, exchange-traded equity futures and equity total return swaps.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to create synthetic investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2017			December 31, 2016
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$182	$44	$—	$310	$41	$—
Cash flow hedges:
Interest rate swaps	Interest rate	45	8	—	45	7	—
Foreign currency swaps	Foreign currency exchange rate	1,599	118	48	1,493	202	11
Subtotal		1,644	126	48	1,538	209	11
Total qualifying hedges		1,826	170	48	1,848	250	11
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	20,227	994	786	28,175	1,928	1,687
Interest rate floors	Interest rate	—	—	—	2,100	6	2
Interest rate caps	Interest rate	5,032	7	—	12,042	25	—
Interest rate futures	Interest rate	282	—	—	1,288	9	—
Interest rate options	Interest rate	24,600	183	28	15,520	136	—
Interest rate total return swaps	Interest rate	—	—	—	3,876	—	611
Foreign currency swaps	Foreign currency exchange rate	970	82	25	1,261	155	4
Foreign currency forwards	Foreign currency exchange rate	166	1	—	158	9	—
Credit default swaps — purchased	Credit	37	—	—	37	—	—
Credit default swaps — written	Credit	1,901	37	—	1,913	28	—
Equity futures	Equity market	2,535	—	11	8,037	38	—
Equity index options	Equity market	47,728	827	1,568	37,501	897	934
Equity variance swaps	Equity market	14,894	176	607	14,894	140	517
Equity total return swaps	Equity market	1,794	—	63	2,855	1	117
Total non-designated or nonqualifying derivatives		120,166	2,307	3,088	129,657	3,372	3,872
Total		$121,992	$2,477	$3,136	$131,505	$3,622	$3,883
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2017 and December 31, 2016. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Net Derivative Gains (Losses)
The components of net derivative gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Freestanding derivatives and hedging gains (losses) (1)	$(746)	$(1,032)	$(2,097)	$258
Embedded derivatives gains (losses)	582	531	890	(3,439)
Total net derivative gains (losses)	$(164)	$(501)	$(1,207)	$(3,181)
__________________

(1)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships, which are not presented elsewhere in this note.
The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$5	$5	$17	$14
Nonqualifying hedges:
Net derivative gains (losses)	67	125	253	321
Policyholder benefits and claims	1	4	8	11
Total	$73	$134	$278	$346

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

Nonqualifying Derivatives and Derivatives for Purposes Other Than Hedging
The following table presents the amount and location of gains (losses) recognized in income for derivatives that were not designated or qualifying as hedging instruments:

	Net Derivative Gains (Losses)	Net Investment Income (1)	Policyholder Benefits and Claims (2)
	(In millions)
Three Months Ended September 30, 2017
Interest rate derivatives	$(81)	$—	$6
Foreign currency exchange rate derivatives	(30)	—	—
Credit derivatives — written	6	—	—
Equity derivatives	(712)	—	(64)
Total	$(817)	$—	$(58)
Three Months Ended September 30, 2016
Interest rate derivatives	$(372)	$—	$(3)
Foreign currency exchange rate derivatives	(8)	—	—
Credit derivatives — written	9	—	—
Equity derivatives	(794)	(2)	(188)
Total	$(1,165)	$(2)	$(191)
Nine Months Ended September 30, 2017
Interest rate derivatives	$(145)	$—	$8
Foreign currency exchange rate derivatives	(72)	—	—
Credit derivatives — written	17	—	—
Equity derivatives	(2,123)	(1)	(341)
Total	$(2,323)	$(1)	$(333)
Nine Months Ended September 30, 2016
Interest rate derivatives	$1,044	$—	$26
Foreign currency exchange rate derivatives	24	—	—
Credit derivatives — written	8	—	—
Equity derivatives	(1,145)	(6)	(205)
Total	$(69)	$(6)	$(179)
__________________

(1)	Changes in estimated fair value related to economic hedges of equity method investments in joint ventures.

(2)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.
Fair Value Hedges
The Company designates and accounts for interest rate swaps to convert fixed rate assets and liabilities to floating rate assets and liabilities as fair value hedges when they have met the requirements of fair value hedging.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The Company recognizes gains and losses on derivatives and the related hedged items in fair value hedges within net derivative gains (losses). The following table presents the amount of such net derivative gains (losses):

Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	1	(1)	—
Total		$1	$(1)	$—
Three Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$2	$(1)	$1
	Policyholder liabilities (1)	1	(1)	—
Total		$3	$(2)	$1
Nine Months Ended September 30, 2017
Interest rate swaps:	Fixed maturity securities	$—	$—	$—
	Policyholder liabilities (1)	2	(2)	—
Total		$2	$(2)	$—
Nine Months Ended September 30, 2016
Interest rate swaps:	Fixed maturity securities	$(1)	$1	$—
	Policyholder liabilities (1)	25	(25)	—
Total		$24	$(24)	$—
__________________

(1)	Fixed rate liabilities reported in policyholder account balances or future policy benefits.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 and $12 million, for the three months and nine months ended September 30, 2017, respectively, and $1 million and $1 million for the three months and nine months ended September 30, 2016, respectively.
At September 30, 2017 and December 31, 2016, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At September 30, 2017 and December 31, 2016, the balance in AOCI associated with cash flow hedges was $293 million and $414 million, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated and combined statements of operations and comprehensive income (loss) and the consolidated and combined statements of equity:

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
		Net Derivative Gains (Losses)	Net Investment Income	Net Derivative Gains (Losses)
		(In millions)
Three Months Ended September 30, 2017
Interest rate swaps	$—	$—	$—	$—
Interest rate forwards	1	—	1	—
Foreign currency swaps	(53)	—	—	—
Total	$(52)	$—	$1	$—
Three Months Ended September 30, 2016
Interest rate swaps	$1	$—	$1	$—
Interest rate forwards	2	1	1	—
Foreign currency swaps	(19)	5	—	—
Total	$(16)	$6	$2	$—
Nine Months Ended September 30, 2017
Interest rate swaps	$1	$—	$2	$—
Interest rate forwards	2	2	2	—
Foreign currency swaps	(107)	11	—	—
Total	$(104)	$13	$4	$—
Nine Months Ended September 30, 2016
Interest rate swaps	$37	$12	$2	$—
Interest rate forwards	9	2	2	—
Foreign currency swaps	29	6	—	—
Total	$75	$20	$4	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2017, the Company expects to reclassify $19 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
Credit Derivatives
In connection with synthetically created credit investment transactions, the Company writes credit default swaps for which it receives a premium to insure credit risk. Such credit derivatives are included within the nonqualifying derivatives and derivatives for purposes other than hedging table. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the Company paying the counterparty the specified swap notional amount in exchange for the delivery of par quantities of the referenced credit obligation. The Company’s maximum amount at risk, assuming the value of all referenced credit obligations is zero, was $1.9 billion at both September 30, 2017 and December 31, 2016. The Company can terminate these contracts at any time through cash settlement with the counterparty at an amount equal to the then current estimated fair value of the credit default swaps. At September 30, 2017 and December 31, 2016, the Company would have received $37 million and $28 million, respectively, to terminate all of these contracts.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$—	$25	2.9	$—	$45	2.2
Credit default swaps referencing indices	11	533	3.0	8	433	3.7
Subtotal	11	558	3.0	8	478	3.6
Baa
Single name credit default swaps (3)	1	130	1.3	2	180	1.6
Credit default swaps referencing indices	25	1,188	5.3	18	1,235	4.8
Subtotal	26	1,318	4.9	20	1,415	4.4
Ba
Single name credit default swaps (3)	—	25	4.7	—	20	2.7
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	25	4.7	—	20	2.7
Total	$37	$1,901	4.3	$28	$1,913	4.2
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,514	$3,096	$3,411	$2,929
OTC-cleared (1), (6)	32	22	268	905
Exchange-traded	—	11	47	—
Total gross estimated fair value of derivatives (1)	2,546	3,129	3,726	3,834
Amounts offset on the consolidated and combined balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated and combined balance sheets (1), (6)	2,546	3,129	3,726	3,834
Gross amounts not offset on the consolidated and combined balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,050)	(2,050)	(2,231)	(2,231)
OTC-cleared	(2)	(2)	(165)	(165)
Exchange-traded	—	—	—	—
Cash collateral: (3), (4)
OTC-bilateral	(347)	—	(653)	—
OTC-cleared	(25)	(19)	(92)	(740)
Exchange-traded	—	—	—	—
Securities collateral: (5)
OTC-bilateral	(114)	(1,037)	(429)	(698)
OTC-cleared	—	(1)	—	—
Exchange-traded	—	(11)	—	—
Net amount after application of master netting agreements and collateral	$8	$9	$156	$—
__________________

(1)
At September 30, 2017 and December 31, 2016, derivative assets included income or expense accruals reported in accrued investment income or in other liabilities of $69 million and $104 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($7) million and ($49) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2017 and December 31, 2016, the Company received excess cash collateral of $296 million and $4 million, respectively, and provided excess cash collateral of $2 million and $25 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2017, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $152 million and $135 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $296 million and $108 million, respectively, for its OTC-bilateral derivatives, and $426 million and $630 million, respectively, for its OTC-cleared derivatives, and $103 million and $453 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2017	December 31, 2016
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,046	$698
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,193	$777
Cash	$—	$—
Fair Value of Incremental Collateral Provided Upon:
One-notch downgrade in financial strength rating	$—	$—
Downgrade in financial strength rating to a level that triggers full overnight collateralization or termination of the derivative position	$—	$—
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain products or purchases certain investments that contain embedded derivatives that are required to be separated from their host contracts and accounted for as freestanding derivatives. These host contracts principally include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; related party ceded reinsurance of guaranteed minimum benefits related to GMWBs, GMABs and certain GMIBs; related party assumed reinsurance of guaranteed minimum benefits related to GMWBs and certain GMIBs; funds withheld on assumed and ceded reinsurance; fixed annuities with equity-indexed returns; and certain debt and equity securities.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
5. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2017	December 31, 2016
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$220	$628
Options embedded in debt or equity securities	Investments	(56)	(49)
Embedded derivatives within asset host contracts		$164	$579

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,419	$2,359
Assumed guaranteed minimum benefits	Policyholder account balances	—	460
Fixed annuities with equity indexed returns	Policyholder account balances	511	192
Embedded derivatives within liability host contracts		$1,930	$3,011
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$582	$531	$890	$(3,439)
Policyholder benefits and claims	$(21)	$(14)	$(22)	$91
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $457 million and $385 million for the three months and nine months ended September 30, 2017, respectively, and ($78) million and $563 million for the three months and nine months ended September 30, 2016, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment, were less than ($1) million for both the three months and nine months ended September 30, 2017, and $8 million and ($64) million for the three months and nine months ended September 30, 2016, respectively.

(2)	See Note 12 for discussion of related party net derivative gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2017
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,845	$1,601	$22,446
U.S. government and agency	8,373	7,470	—	15,843
RMBS	25	6,830	1,157	8,012
Foreign corporate	—	5,766	998	6,764
State and political subdivision	—	4,109	9	4,118
CMBS	—	3,236	141	3,377
ABS	—	1,636	114	1,750
Foreign government	—	1,255	—	1,255
Total fixed maturity securities	8,398	51,147	4,020	63,565
Equity securities	39	96	130	265
Short-term investments	513	635	1	1,149
Commercial mortgage loans held by CSEs — FVO	—	119	—	119
Loans to MetLife, Inc.	—	—	—	—
Derivative assets: (1)
Interest rate	—	1,236	—	1,236
Foreign currency exchange rate	—	201	—	201
Credit	—	27	10	37
Equity market	—	803	200	1,003
Total derivative assets	—	2,267	210	2,477
Embedded derivatives within asset host contracts (2)	—	—	220	220
Separate account assets (3)	415	116,436	6	116,857
Total assets	$9,365	$170,700	$4,587	$184,652
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$814	$—	$814
Foreign currency exchange rate	—	72	1	73
Credit	—	—	—	—
Equity market	11	1,623	615	2,249
Total derivative liabilities	11	2,509	616	3,136
Embedded derivatives within liability host contracts (2)	—	—	1,930	1,930
Long-term debt of CSEs — FVO	—	14	—	14
Total liabilities	$11	$2,523	$2,546	$5,080

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	December 31, 2016
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$20,828	$1,483	$22,311
U.S. government and agency	6,210	6,880	—	13,090
RMBS	—	6,703	1,320	8,023
Foreign corporate	—	5,485	908	6,393
State and political subdivision	—	3,928	17	3,945
CMBS	—	3,645	167	3,812
ABS	—	2,428	224	2,652
Foreign government	—	1,162	—	1,162
Total fixed maturity securities	6,210	51,059	4,119	61,388
Equity securities	39	124	137	300
Short-term investments	718	568	2	1,288
Commercial mortgage loans held by CSEs — FVO	—	136	—	136
Loans to MetLife, Inc.	—	1,090	—	1,090
Derivative assets: (1)
Interest rate	9	2,143	—	2,152
Foreign currency exchange rate	—	366	—	366
Credit	—	20	8	28
Equity market	38	859	179	1,076
Total derivative assets	47	3,388	187	3,622
Embedded derivatives within asset host contracts (2)	—	—	628	628
Separate account assets (3)	720	112,313	10	113,043
Total assets	$7,734	$168,678	$5,083	$181,495
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,689	$611	$2,300
Foreign currency exchange rate	—	15	—	15
Credit	—	—	—	—
Equity market	—	1,038	530	1,568
Total derivative liabilities	—	2,742	1,141	3,883
Embedded derivatives within liability host contracts (2)	—	—	3,011	3,011
Long-term debt of CSEs — FVO	—	23	—	23
Total liabilities	$—	$2,765	$4,152	$6,917
__________________

(1)
Derivative assets are presented within other invested assets on the consolidated and combined balance sheets and derivative liabilities are presented within other liabilities on the consolidated and combined balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated and combined balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(2)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated and combined balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated and combined balance sheets. At September 30, 2017 and December 31, 2016, debt and equity securities also included embedded derivatives of ($56) million and ($49) million, respectively.

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
Investments
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse’s Board of Directors regarding compliance with fair value accounting standards.
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing”, are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2017.
MLIA also applies a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, MLIA will use the last available price.
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2017.
Securities, Short-term Investments, Loans to MetLife Inc. and Long-term Debt of CSEs — FVO
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings and valuation of these securities does not involve management’s judgment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

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
The estimated fair value of loans to MetLife, Inc. and long-term debt of CSEs — FVO is determined on a basis consistent with the methodologies described herein for securities.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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
Short-term investments and Loans to MetLife, Inc.
•
Short-term investments and loans to MetLife, Inc. are of a similar nature and class to the fixed maturity and equity securities described above; accordingly, the valuation approaches and observable inputs used in their valuation are also similar to those described above.
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
__________________

(1)
Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, other limited partnership interests, short-term investments and cash and cash equivalents. Fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents are similar in nature to the instruments described under “— Securities, Short-term Investments, Loans to MetLife, Inc., and Long-term Debt of CSEs — FVO” and “— Derivatives — Freestanding Derivatives.”

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated and combined balance sheets.
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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims paying ability of the issuing insurance subsidiaries as compared to Brighthouse Financial, Inc.’s overall financial strength.
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
The Company recaptured from a former affiliate the risk associated with certain GMIBs. These embedded derivatives are included in policyholder account balances on the consolidated and combined balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these recaptured risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded to a former affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also cedes, to a former affiliate, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated and combined balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Securities, Short-term Investments, Loans to MetLife, Inc., and Long-term Debt of CSEs — FVO.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated and combined balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated and combined balance sheets.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2017, there were no transfers between Levels 1 and 2. For assets and liabilities measured at estimated fair value and still held at December 31, 2016, transfers between Levels 1 and 2 were not significant.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

					September 30, 2017				December 31, 2016				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	21	-	140	107	18	-	138	104	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	498	80	13	-	700	99	Increase
	•	Consensus pricing	•	Offered quotes (4)	87	-	87	87	37	-	109	85	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	48	-	107	95	38	-	111	91	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	99	-	104	101	94	-	106	100	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	99	-	100	99	98	-	100	99	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)	8	-	104	91	20	-	104	104	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Repurchase rates (7)	—	-	—		(44)	-	18		Decrease (6)
Credit	•	Present value techniques	•	Credit spreads (8)	97	-	98		97	-	98		Decrease (6)
	•	Consensus pricing	•	Offered quotes (9)
Equity market	•	Present value techniques or option pricing models	•	Volatility (10)	8%	-	30%		14%	-	32%		Increase (6)
			•	Correlation (11)	10%	-	30%		40%	-	40%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (12)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (12)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (12)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (13)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (13)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (13)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (14)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(15)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (16)
			•	Nonperformance risk spread	0.66%	-	1.59%		0.04%	-	0.57%		Decrease (17)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

(7)	Ranges represent different repurchase rates utilized as components within the valuation methodology and are presented in basis points.

(8)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(9)	At September 30, 2017 and December 31, 2016, independent non-binding broker quotations were used in the determination of 1% and 3%, respectively, of the total net derivative estimated fair value.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$2,356	$—	$1,489	$—	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	13	—	—
Total realized/unrealized gains (losses) included in AOCI	35	—	6	—	—
Purchases (7)	92	—	147	—	—
Sales (7)	(57)	—	(230)	(1)	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	191	—	—	10	—
Transfers out of Level 3 (8)	(19)	—	(13)	—	—
Balance, end of period	$2,599	$—	$1,412	$9	$—
Three Months Ended September 30, 2016
Balance, beginning of period	$2,773	$25	$1,882	$8	$9
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	7	—	8	—	—
Total realized/unrealized gains (losses) included in AOCI	2	1	13	—	—
Purchases (7)	106	—	116	—	—
Sales (7)	(197)	—	(146)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	51	—	36	—	—
Transfers out of Level 3 (8)	(271)	(4)	(79)	—	(9)
Balance, end of period	$2,471	$22	$1,830	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$1	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$1	$—	$8	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2017
Balance, beginning of period	$134	$91	$(780)	$(2,113)	$6
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	4	558	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	—	—
Purchases (7)	—	—	—	—	2
Sales (7)	(3)	—	—	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	370	(155)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	—	(90)	—	—	(2)
Balance, end of period	$130	$1	$(406)	$(1,710)	$6
Three Months Ended September 30, 2016
Balance, beginning of period	$173	$111	$(182)	$(4,090)	$142
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	—	(113)	511	—
Total realized/unrealized gains (losses) included in AOCI	3	—	1	—	—
Purchases (7)	—	442	—	—	—
Sales (7)	(9)	—	—	—	(129)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(12)	(154)	—
Transfers into Level 3 (8)	—	—	—	—	—
Transfers out of Level 3 (8)	(2)	(111)	—	—	(3)
Balance, end of period	$166	$442	$(306)	$(3,733)	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$—	$—	$4	$330	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$—	$—	$(110)	$484	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	U.S. Government and Agency	Structured Securities	State and Political Subdivision	Foreign Government
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$2,391	$—	$1,711	$17	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	22	—	—
Total realized/unrealized gains (losses) included in AOCI	179	—	43	—	—
Purchases (7)	235	—	186	—	—
Sales (7)	(231)	—	(467)	(1)	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	180	—	—	3	—
Transfers out of Level 3 (8)	(153)	—	(83)	(10)	—
Balance, end of period	$2,599	$—	$1,412	$9	$—
Nine Months Ended September 30, 2016
Balance, beginning of period	$2,485	$—	$2,032	$13	$26
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	22	—	—
Total realized/unrealized gains (losses) included in AOCI	181	3	(5)	—	—
Purchases (7)	293	—	508	—	—
Sales (7)	(273)	—	(386)	—	—
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	—	—	—
Transfers into Level 3 (8)	167	19	17	—	—
Transfers out of Level 3 (8)	(382)	—	(358)	(5)	(26)
Balance, end of period	$2,471	$22	$1,830	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$1	$—	$19	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$2	$—	$21	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2017
Balance, beginning of period	$137	$2	$(954)	$(2,383)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	100	883	—
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—	—
Purchases (7)	4	—	4	—	2
Sales (7)	(13)	—	—	—	(3)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	444	(210)	—
Transfers into Level 3 (8)	—	—	—	—	1
Transfers out of Level 3 (8)	—	(1)	—	—	(4)
Balance, end of period	$130	$1	$(406)	$(1,710)	$6
Nine Months Ended September 30, 2016
Balance, beginning of period	$97	$47	$(232)	$32	$146
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	(76)	(3,336)	—
Total realized/unrealized gains (losses) included in AOCI	3	—	9	—	—
Purchases (7)	—	442	7	—	1
Sales (7)	(9)	(47)	—	—	(130)
Issuances (7)	—	—	—	—	—
Settlements (7)	—	—	(14)	(429)	(1)
Transfers into Level 3 (8)	129	—	—	—	—
Transfers out of Level 3 (8)	(54)	—	—	—	(6)
Balance, end of period	$166	$442	$(306)	$(3,733)	$10
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (9)	$—	$—	$98	$1,002	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2016 (9)	$—	$—	$(67)	$(3,381)	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

	September 30, 2017	December 31, 2016
	(In millions)
Assets (1)
Unpaid principal balance	$73	$88
Difference between estimated fair value and unpaid principal balance	46	48
Carrying value at estimated fair value	$119	$136
Liabilities (1)
Contractual principal balance	$13	$22
Difference between estimated fair value and contractual principal balance	1	1
Carrying value at estimated fair value	$14	$23
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,312	$—	$—	$10,557	$10,557
Policy loans	$1,522	$—	$783	$996	$1,779
Real estate joint ventures	$5	$—	$—	$24	$24
Other limited partnership interests	$37	$—	$—	$32	$32
Premiums, reinsurance and other receivables	$1,888	$—	$237	$1,982	$2,219
Liabilities
Policyholder account balances	$15,745	$—	$—	$15,958	$15,958
Long-term debt	$3,601	$—	$2,984	$600	$3,584
Collateral financing arrangement	$—	$—	$—	$—	$—
Other liabilities	$896	$—	$684	$212	$896
Separate account liabilities	$1,184	$—	$1,184	$—	$1,184

	December 31, 2016
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$9,242	$—	$—	$9,387	$9,387
Policy loans	$1,517	$—	$780	$978	$1,758
Real estate joint ventures	$12	$—	$—	$44	$44
Other limited partnership interests	$44	$—	$—	$42	$42
Premiums, reinsurance and other receivables	$2,789	$—	$834	$2,449	$3,283
Liabilities
Policyholder account balances	$16,226	$—	$—	$17,457	$17,457
Long-term debt	$1,887	$—	$2,117	$—	$2,117
Collateral financing arrangement	$2,797	$—	$—	$2,797	$2,797
Other liabilities	$323	$—	$110	$213	$323
Separate account liabilities	$1,114	$—	$1,114	$—	$1,114
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
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
7. Debt and Collateral Financing Arrangement
Long-term debt outstanding was as follows:

	Interest Rate	Maturity	September 30, 2017	December 31, 2016
	(Dollars in millions)
Senior notes — unaffiliated	3.700%	2027	$1,489	$—
Senior notes — unaffiliated	4.700%	2047	1,476	—
Surplus notes — with MetLife, Inc.	8.595%	2038	—	750
Surplus note — with MetLife, Inc.	5.130%	2032	—	750
Surplus note — with MetLife, Inc.	6.000%	2033	—	350
Long-term debt — unaffiliated (1), (2)	7.028%	2030	36	37
Term loan — unaffiliated	LIBOR plus 1.5%	2019	600	—
Total long-term debt			$3,601	$1,887

Collateral financing arrangement	3-month LIBOR plus 0.70%	2037	$—	$2,797
______________

(1)	Excludes $14 million and $23 million at September 30, 2017 and December 31, 2016, respectively, of long-term debt relating to CSEs — FVO.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Senior Notes
On June 22, 2017, Brighthouse Financial, Inc. issued $1.5 billion of senior notes due June 2027, which bear interest at a fixed rate of 3.70%, payable semi-annually, and $1.5 billion of senior notes due June 2047, which bear interest at a fixed rate of 4.70%, payable semi-annually (collectively, the “Senior Notes”).
Surplus Notes
On June 16, 2017, MetLife, Inc. forgave the Company’s obligation to pay the principal amount of $750 million, 8.595% surplus notes held by MetLife, Inc. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in-capital. See Note 8.
On April 28, 2017, two surplus note obligations with MetLife, Inc. totaling $1.1 billion, which were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a non-cash exchange for $1.1 billion of loans outstanding from MetLife.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
7. Debt and Collateral Financing Arrangement (continued)

Term Loan Facilities
Effective upon the issuances of the Senior Notes, total commitments under Brighthouse Financial, Inc.’s former $3.0 billion term loan facility entered into on December 2, 2016 (the “2016 Term Loan Facility”) were reduced by approximately $2.5 billion.
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
On July 21, 2017, concurrently with entering into the 2017 Term Loan Agreement, Brighthouse Financial, Inc. terminated the 2016 Term Loan Facility, without penalty. Brighthouse Financial, Inc. recognized $7 million of capitalized costs, included in other expenses, related to the termination in the third quarter of 2017.
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
On April 28, 2017, BRCD entered into a financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At September 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
8. Equity
Common Stock
On August 4, 2017, Brighthouse Financial, Inc. issued an additional 119,673,106 shares of common stock to MetLife, Inc. Also on August 4, 2017, MetLife, Inc. distributed 96,776,670 of its 119,773,106 shares of Brighthouse Financial, Inc. common stock, representing 80.8% of MetLife Inc.’s interest in Brighthouse Financial, Inc., to holders of MetLife, Inc. common stock. MetLife, Inc. retained the remaining 22,996,436 shares, representing 19.2% of Brighthouse Financial, Inc.’s common stock. See Note 10 for information on earnings per share for Brighthouse Financial, Inc.
Capital Contributions
The Company recorded a non-cash tax expense and corresponding capital contribution of $1.1 billion in the third quarter of 2017 related to a tax obligation triggered prior to the Separation. Our former parent, through our tax separation agreement (the “Tax Separation Agreement”), is responsible for this tax liability.
On June 16, 2017, MetLife, Inc. made a non-cash capital contribution of $750 million in the form of forgiveness of debt to the Company. See Note 7.
Cash Distribution
On August 3, 2017, Brighthouse Financial, Inc. made a cash distribution in an aggregate amount of $1.8 billion to MetLife, Inc., the sole holder of Brighthouse Financial, Inc. common stock as of the record date for the distribution.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Noncontrolling Interest
On June 20, 2017, Brighthouse Holdings, LLC issued $50 million aggregate liquidation preference of fixed rate cumulative preferred units to MetLife, Inc., which MetLife subsequently resold to unaffiliated third parties. These preferred units are reported as noncontrolling interests on the interim condensed consolidated and combined balance sheet.
On April 28, 2017, Brighthouse Reinsurance Company of Delaware issued $15 million of fixed to floating rate cumulative preferred stock, Series A preferred stock, to an affiliate of MetLife, Inc. These Series A preferred stock are reported as noncontrolling interests on the interim condensed consolidated and combined balance sheet.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$1,721	$223	$(33)	$(17)	$1,894
OCI before reclassifications	(844)	(52)	9	—	(887)
Deferred income tax benefit (expense)	302	18	(2)	(1)	317
AOCI before reclassifications, net of income tax	1,179	189	(26)	(18)	1,324
Amounts reclassified from AOCI	(26)	(1)	—	—	(27)
Deferred income tax benefit (expense)	9	2	—	—	11
Amounts reclassified from AOCI, net of income tax	(17)	1	—	—	(16)
Balance, end of period	$1,162	$190	$(26)	$(18)	$1,308

	Three Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$2,368	$300	$(21)	$(15)	$2,632
OCI before reclassifications	(188)	(16)	(13)	(6)	(223)
Deferred income tax benefit (expense)	63	6	1	2	72
AOCI before reclassifications, net of income tax	2,243	290	(33)	(19)	2,481
Amounts reclassified from AOCI	(56)	(8)	—	—	(64)
Deferred income tax benefit (expense)	20	2	—	—	22
Amounts reclassified from AOCI, net of income tax	(36)	(6)	—	—	(42)
Balance, end of period	$2,207	$284	$(33)	$(19)	$2,439

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$1,044	$268	$(31)	$(16)	$1,265
OCI before reclassifications	118	(104)	5	(14)	5
Deferred income tax benefit (expense)	(41)	36	—	12	7
AOCI before reclassifications, net of income tax	1,121	200	(26)	(18)	1,277
Amounts reclassified from AOCI	64	(17)	—	—	47
Deferred income tax benefit (expense)	(23)	7	—	—	(16)
Amounts reclassified from AOCI, net of income tax	41	(10)	—	—	31
Balance, end of period	$1,162	$190	$(26)	$(18)	$1,308

	Nine Months Ended September 30, 2016
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$1,322	$251	$(32)	$(18)	$1,523
OCI before reclassifications	1,400	75	(1)	(3)	1,471
Deferred income tax benefit (expense)	(501)	(26)	—	1	(526)
AOCI before reclassifications, net of income tax	2,221	300	(33)	(20)	2,468
Amounts reclassified from AOCI	(22)	(24)	—	1	(45)
Deferred income tax benefit (expense)	8	8	—	—	16
Amounts reclassified from AOCI, net of income tax	(14)	(16)	—	1	(29)
Balance, end of period	$2,207	$284	$(33)	$(19)	$2,439
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$24	$49	$(22)	$15	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	2	—	Net investment income
Net unrealized investment gains (losses)	2	7	(44)	7	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	26	56	(64)	22
Income tax (expense) benefit	(9)	(20)	23	(8)
Net unrealized investment gains (losses), net of income tax	17	36	(41)	14
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	—	12	Net derivative gains (losses)
Interest rate swaps	—	1	2	2	Net investment income
Interest rate forwards	—	1	2	2	Net derivative gains (losses)
Interest rate forwards	1	1	2	2	Net investment income
Foreign currency swaps	—	5	11	6	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	1	8	17	24
Income tax (expense) benefit	(2)	(2)	(7)	(8)
Gains (losses) on cash flow hedges, net of income tax	(1)	6	10	16
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	—	—	—	(1)
Amortization of prior service (costs) credit	—	—	—	—
Amortization of defined benefit plans, before income tax	—	—	—	(1)
Amortization of defined benefit plans, net of income tax	—	—	—	(1)
Total reclassifications, net of income tax	$16	$42	$(31)	$29

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)

9. Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Compensation	$84	$72	$213	$300
Commissions	212	156	602	470
Volume-related costs	112	151	375	404
Related party expenses on ceded and assumed reinsurance	4	15	30	16
Capitalization of DAC	(72)	(71)	(187)	(255)
Interest expense on debt	34	44	116	132
Premium taxes, licenses and fees	16	14	49	47
Professional services	76	32	164	60
Rent and related expenses	2	9	10	39
Other	143	97	417	351
Total other expenses	$611	$519	$1,789	$1,564
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 12 for a discussion of related party expenses included in the table above.
10. Earnings Per Share
The following table sets forth the calculation of basic earnings per share (“EPS”) based on net income (loss) divided by the basic weighted average number of common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	Pro forma 2016 (1)	2017	Pro forma 2016 (1)
	(In millions, except share and per share data)
Weighted Average Shares:
Shares outstanding	119,773,106	119,773,106	119,773,106	119,773,106
Incremental common shares from assumed:
Net income (loss)	$(943)	$(158)	$(1,046)	$(1,174)
Earnings per share	$(7.87)	$(1.32)	$(8.73)	$(9.80)
__________________

(1)
On August 4, 2017, following the completion of the Separation, 119,773,106 shares of Brighthouse Financial, Inc. common stock were outstanding. This number of shares is utilized to calculate EPS for the three and nine months ended September 30, 2016.

11. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition,

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2017.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2017, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named NELICO in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. In August of 2016, a trial of claims by one of the 98 plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MetLife Securities, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. The judgment against NELICO is approximately $2.7 million. The defendants have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded plaintiff approximately $6.5 million in attorneys’ fees and costs. The defendants have appealed this decision. A settlement in principle has been reached with 97 of the plaintiffs including Ramirez.
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated and combined financial statements for all probable and reasonably estimable losses for sales practices matters.
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated and combined financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
11. Contingencies, Commitments and Guarantees (continued)

Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated and combined net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $284 million and $348 million at September 30, 2017 and December 31, 2016, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion at September 30, 2017 and $1.3 billion at December 31, 2016, respectively.
Other Commitments
The Company had entered into collateral arrangements with former affiliates which required the transfer of collateral in connection with secured demand notes. These arrangements expired during the first quarter of 2017 and the Company is no longer transferring collateral to custody accounts. At December 31, 2016, the Company had agreed to fund up to $20 million of cash upon the request by these former affiliates and had transferred collateral consisting of various securities with a fair market value of $25 million to custody accounts to secure the demand notes. Each of these former affiliates was permitted by contract to sell or re-pledge this collateral.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $203 million, with a cumulative maximum of $209 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both September 30, 2017 and December 31, 2016, for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)

12. Related Party Transactions
The Company had not historically operated as a standalone business prior to the Separation, and as a result had various existing arrangements with MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of such services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Income	$(96)	$(204)	$(496)	$(152)
Expense	$108	$53	$288	$253
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	September 30, 2017	December 31, 2016
	(In millions)
Assets	$2,868	$4,805
Liabilities	$2,153	$7,763
The material arrangements between the Company and MetLife are as follows:
Reinsurance Agreements
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some insurance products issued by former affiliates. The Company participates in reinsurance activities in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company, MetLife Europe d.a.c., MetLife Reinsurance Company of Vermont, Delaware American Life Insurance Company and American Life Insurance Company, all of which were related parties as of September 30, 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with former affiliates included on the interim condensed consolidated and combined statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$1	$(20)	$9	$32
Reinsurance ceded	(106)	(187)	(423)	(560)
Net premiums	$(105)	$(207)	$(414)	$(528)
Universal life and investment-type product policy fees
Reinsurance assumed	$31	$34	$77	$88
Reinsurance ceded	1	(14)	(16)	(45)
Net universal life and investment-type product policy fees	$32	$20	$61	$43
Other revenues
Reinsurance assumed	$—	$—	$27	$—
Reinsurance ceded	—	(15)	39	289
Net other revenues	$—	$(15)	$66	$289
Policyholder benefits and claims
Reinsurance assumed	$9	$9	$21	$63
Reinsurance ceded	(89)	(205)	(318)	(554)
Net policyholder benefits and claims	$(80)	$(196)	$(297)	$(491)
Interest credited to policyholder account balances
Reinsurance assumed	$18	$18	$54	$57
Reinsurance ceded	(4)	(4)	(12)	(12)
Net interest credited to policyholder account balances	$14	$14	$42	$45
Amortization of deferred policy acquisition costs and value of business acquired
Reinsurance assumed	$—	$3	$24	$8
Reinsurance ceded	5	(12)	$18	$(133)
Net amortization of deferred policy acquisition costs and value of business acquired	$5	$(9)	$42	$(125)
Other expenses
Reinsurance assumed	$13	$—	$34	$16
Reinsurance ceded	(1)	4	14	(24)
Net other expenses	$12	$4	$48	$(8)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with former affiliates included on the interim condensed consolidated and combined balance sheets was as follows at:

	September 30, 2017		December 31, 2016
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$21	$3,332	$21	$4,020
Deferred policy acquisition costs and value of business acquired	7	(452)	71	(406)
Total assets	$28	$2,880	$92	$3,614
Liabilities
Future policy benefits	$70	$—	$170	$—
Policyholder account balances	—	—	460	—
Other policy-related balances	1,671	—	1,677	—
Other liabilities	29	383	10	715
Total liabilities	$1,770	$383	$2,317	$715
The Company assumes risks from former affiliates related to guaranteed minimum benefit guarantees written directly by the related party. The assumed reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the agreement are included within policyholder account balances and were $0 and $460 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were $0 and $110 million for the three months and nine months ended September 30, 2017, respectively, and $15 million and ($184) million for the three months and nine months ended September 30, 2016, respectively.
The Company cedes risks to a former affiliate related to guaranteed minimum benefit guarantees written directly by the Company. The ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $2 million and $390 million at September 30, 2017 and December 31, 2016, respectively. Net derivative gains (losses) associated with the embedded derivatives were ($1) million and ($264) million for the three months and nine months ended September 30, 2017, respectively, and ($7) million and $257 million for the three months and nine months ended September 30, 2016, respectively.
In May 2017, the Company recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of reinsurance termination.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $91 million and $89 million, net of income tax, for the three months and six months ended June 30, 2017, as a result of this transaction.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

Financing and Capital Support Arrangements
The Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $0 and $55 million for the three months and nine months ended September 30, 2017, respectively, and $32 million and $94 million for the three months and nine months ended September 30, 2016, respectively. See Note 7 for subsequent information regarding the termination of these arrangements.
Additionally, MetLife provided various capital support commitments and guarantees to certain Brighthouse Financial, Inc. entities. Under this arrangement, MetLife had a net worth maintenance agreement with the Company, pursuant to which MetLife agreed to cause the Company to meet specified capital and surplus levels and had guaranteed liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the Separation, this net worth maintenance agreement was terminated on August 4, 2017.
Investment Transactions
Prior to the Separation, the Company had extended loans to certain subsidiaries of MetLife, Inc. Additionally, in the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. In 2017, the Company is charged for these services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other expenses, were $101 million and $296 million for the three months and nine months ended September 30, 2017, respectively, and $190 million and $686 million for the three months and nine months ended September 30, 2016, respectively.
Stock-Based Compensation Plans
Prior to the Separation, the Company’s executive officers participated in MetLife stock-based compensation plans, the costs of which were allocated to the Company and recorded in the combined statements of operations. The Separation constituted the end of the Company’s employees’ employment with MetLife, Inc. and its affiliates. Any MetLife stock compensation awards held by the Company’s employees immediately prior to the separation were retained or forfeited in accordance with their terms.
The Company has established a nonqualified deferred compensation plan to pay cash compensation to employees of the Company who forfeited MetLife stock compensation awards as a result of the Separation and/or did not receive stock compensation awards from MetLife in 2017. The cash compensation for employees who forfeited MetLife stock compensation awards is subject to service requirements that generally replicate the service requirements for the awards that were forfeited as a result of the Separation. In addition, for the Company’s executive officers, cash compensation for forfeited awards is subject to achievement of Company-specific performance criteria. The cash compensation for employees who did not receive stock compensation awards from MetLife in 2017 is subject to service requirements and, for the Company’s executive officers, the achievement of Company-specific performance criteria. The Company intends to submit the performance criteria applicable to compensation under the nonqualified deferred compensation plan for shareholder approval at the Company’s first annual meeting of shareholders occurring in 2018.
Tax Impacts Recognized at Separation
On July 27, 2017, a Tax Separation Agreement was entered into between MetLife, Inc. and Brighthouse Financial, Inc., on behalf of itself and each its subsidiaries (the “Brighthouse Group”). As of the Distribution date, the existing tax sharing agreement, dated as of June 24, 1986 that was in effect for the U.S. federal income tax consolidated group of which MetLife, Inc. is the parent, was terminated with respect to the Brighthouse Group. The Tax Separation Agreement sets forth the agreement on the rights and obligations of MetLife, Inc. and Brighthouse Financial, Inc. and their respective affiliates regarding the

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) — (continued)
12. Related Party Transactions (continued)

responsibility, handling and allocation of federal, state, local, and non-U.S. taxes, and various other tax matters. See Note 1 of the Notes to the Combined Financial Statements included in the Form 10 for information regarding the former tax sharing agreement.
Brighthouse Life Insurance Company recognized a $553 million payable to MetLife, Inc. offset by a decrease to shareholder’s net investment related to a tax receivable agreement, which represents 86% of a $643 million deferred tax asset recorded in the second quarter of 2017.
Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing certain of the Company’s existing and future variable insurance products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s variable annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company.
The following table summarizes income and expense from transactions with MetLife broker-dealers for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Fee income	$—	$54	$117	$161
Commission expense	$—	$160	$323	$480
The following table summarizes assets and liabilities from transactions with MetLife broker-dealers at:

	September 30, 2017	December 31, 2016
	(In millions)
Fee income receivables	$—	$21
Secured demand notes	$—	$20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “Brighthouse,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation originally incorporated in Delaware in 2016, and its subsidiaries. Brighthouse Financial, Inc. was formerly a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated and combined financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q; (ii) Amendment No. 5 to our Registration Statement on Form 10, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 30, 2017 (the “Form 10”); (iii) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Second Quarter Form 10-Q”); and (iv) our current reports on Form 8-K filed in 2017. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “—Note Regarding Forward-Looking Statements” and the Risk Factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. See “— Executive Summary — The Separation.”
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

◦
“Certain Business Events” defines significant events that impacted either or both net income (loss) and operating earnings (loss), as defined in “— Non-GAAP and Other Financial Disclosures”, which management believes are not indicative of performance in the respective periods. Events defined in this section are referred to in the Results of Operations discussion.

◦	“Actuarial Assumption Review” describes the changes in key assumptions applied in 2017 and 2016, respectively, resulting in a favorable impact to net income (loss) in the current period.

•
“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in the Form 10 and the Second Quarter Form 10-Q that we believe may materially affect our future financial condition, results of operations or cash flows.

•	“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our accounting principles generally accepted in the United States (“GAAP”) results.

•
“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in the Results of Operations that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, operating earnings (loss) is presented by key business activities which are derived from, but different than, the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics, but is not intended to be exhaustive.

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
As previously announced, in the third quarter of 2016, the Company reorganized its businesses in anticipation of the Separation. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees (“ULSG”) business from the Life segment to the Run-off segment (“ULSG Re-segmentation”). These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) or operating earnings (loss) in the prior periods.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” “Business — Segments and Corporate & Other” and “Business — Description of our Segments, Products and Operations” included in the Form 10 along with Note 2 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for further information on our segments and Corporate & Other, including allocated capital.
The table below presents a summary of our net income (loss) and operating earnings (loss) for the three months and nine months ended September 30, 2017. For a detailed discussion of our results see “— Results of Operations.”

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Income (loss) before provision for income tax	$(124)	$(252)	$128	$(393)	$(1,928)	$1,535
Provision for income tax expense (benefit)	819	(94)	913	653	(754)	1,407
Net income (loss)	$(943)	$(158)	$(785)	$(1,046)	$(1,174)	$128

Operating earnings (loss) before provision for income tax	$504	$495	$9	$1,322	$1,024	$298
Provision for income tax expense (benefit)	1,180	166	1,014	1,394	276	1,118
Operating earnings (loss)	$(676)	$329	$(1,005)	$(72)	$748	$(820)

As discussed in the Form 10, we have set financial targets that we believe best measure the execution of our business strategy and align with the interest of shareholders. The targets for our base case scenario are: to begin returning cash to shareholders at 50% to 70%-plus of operating earnings by approximately the year 2020; to achieve mid- to high single-digit growth in operating earnings per share annually; and to maintain a stable operating return on equity of approximately 8% on average over time. This is an update to our initial target of approximately 9% for operating return on equity. This update reflects a change in stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), to $12.5 billion, which was larger than previously anticipated. This resulted primarily from the distribution paid to MetLife being $400 million less than originally projected and certain separation and restructuring transactions resulting in a more favorable impact than originally estimated. See “Business — Select Financial Targets” included in the Form 10.
Background
Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., is a holding company incorporated in Delaware on August 1, 2016 to own the legal entities that have historically operated a substantial portion of MetLife’s former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, which is included in our Run-off segment.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. In addition to

Brighthouse Financial, Inc., the companies and businesses included in the results of operations, financial condition and cash flows are:

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

•
Brighthouse Securities, LLC, registered as a broker-dealer with the SEC, approved as a member of the Financial Industry Regulatory Authority, Inc. and registered as a broker-dealer and licensed as an insurance agency in all required states; and

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
In July 2016, MetLife, Inc. completed the sale to Massachusetts Mutual Life Insurance Company (“MassMutual”) of MetLife’s U.S. retail advisor force and certain assets associated with the MetLife Premier Client Group (“MPCG”), including all of the issued and outstanding shares of MetLife’s affiliated broker-dealer, MetLife Securities, Inc., a wholly-owned subsidiary of MetLife, Inc. (the “U.S. Retail Advisor Force Divestiture”). MassMutual assumed all of the liabilities related to such assets that arise or occur (or have arisen or occurred) after the sale was closed. As part of the transactions, MetLife, Inc. and MassMutual entered into a product development agreement under which Brighthouse is the exclusive developer of certain annuity products to be issued by MassMutual. In connection with the Separation, we entered into an agreement with MetLife, Inc., that among other things, provides for the sharing of certain liabilities that may arise with respect to this relationship. See “Certain Relationships and Related Person Transactions —Agreements Between Us and MetLife — Master Separation Agreement,” included in the Form 10.

On October 5, 2016, Brighthouse Financial, Inc., which until the completion of the Separation on August 4, 2017 was a wholly-owned subsidiary of MetLife, Inc., filed a registration statement on Form 10 with the SEC that was declared effective by the SEC on July 6, 2017. The Form 10 disclosed MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) and include, among others, Brighthouse Insurance, Brighthouse NY, NELICO, Brighthouse Advisers and certain affiliated reinsurance companies in the separated business, and distribute at least 80.1% of the shares of Brighthouse Financial, Inc.’s common stock on a pro rata basis to the holders of MetLife, Inc. common stock. In connection with the Restructuring, effective April 2017 following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and Brighthouse NY to Brighthouse Insurance. The affiliated reinsurance companies were then merged into BRCD, a licensed reinsurance subsidiary of Brighthouse Insurance (the “Reinsurance Merger”). On June 20, 2017, BH Holdings issued $50 million aggregate liquidation preference of fixed rate cumulative preferred units to MetLife, Inc., which MetLife, Inc. subsequently resold to unaffiliated third parties. These preferred units are reported as noncontrolling interests on the interim condensed consolidated balance sheet. Additionally, on June 16, 2017 in connection with the Separation, MetLife, Inc. forgave the $750 million principal amount of 8.595% surplus notes, and on July 28, 2017, MetLife, Inc. contributed BH Holdings to Brighthouse Financial, Inc. On August 4, 2017, MetLife, Inc. completed the distribution of Brighthouse Financial, Inc. shares to its shareholders through a distribution of 96,776,670 of the 119,773,106 shares of the Company’s common stock, representing 80.8% of MetLife’s interest in Brighthouse, to holders of MetLife common stock.
Certain Business Events
The following tables show the effect on our net income (loss) and operating earnings (loss) of the items described in the following discussion, which we do not believe are indicative of performance in the period. There may be other items not included in the tables that caused significant changes in net income (loss) and operating earnings (loss) for the periods presented, including the action taken in 2016 to increase our reserves on our variable annuity contracts, see “— Actuarial Assumption Review,” derivative losses on our economic hedges of certain liabilities in the second half of 2016 and the separation-related tax charge recognized in the third quarter of 2017. For additional discussions of these actions and their impacts on net income (loss) and operating earnings (loss), see “— Results of Operations.” Amounts presented in the following tables and the discussion of items presented are net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net Income (Loss):
ULSG Model Change	$—	$—	$—	$(429)
SPDA Recaptures	$—	$—	$—	$246
2017 VA Recaptures	$—	$—	$(91)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Operating Income:
ULSG Model Change	$—	$—	$—	$(429)
SPDA Recaptures	$—	$—	$—	$246
2017 VA Recaptures	$—	$—	$9	$—

ULSG Model Change. In the second quarter of 2016, we refined our actuarial model which calculates the reserves for our ULSG products (the “ULSG Model Change”). The new model treats projected premiums and death claims differently than the previous model. This change resulted in a one-time charge to net income (loss) and operating earnings (loss) of $429 million for the nine months ended September 30, 2016. Of this one-time charge, $171 million resulted directly from the model refinements, as follows:

•	a $150 million increase in insurance-related liabilities;

•	a $16 million decrease in amortization of unearned revenue; and

•	a $5 million increase in amortization of deferred policy acquisition costs (“DAC”).

The above impacts from the model change also resulted in a reduction of expected future gross profits, which drove our loss recognition margins negative, resulting in a further DAC write-off of $237 million and an increase in insurance-related liabilities of $21 million for the nine months ended September 30, 2016. In addition to the one-time charges, as a result of the lower expected future gross profits, we have recognized ongoing increases in insurance-related liabilities of $116 million and $42 million for the nine months ended September 30, 2017 and 2016, respectively, that are not included in the preceding table. We expect to recognize similar ongoing increases in future periods. See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2017 and 2016 — Operating.”
SPDA Recaptures. In April and December 2016, in contemplation of the Separation, we recaptured certain blocks of single premium deferred annuities ceded to Metropolitan Life Insurance Company (“MLIC”) on a 90% coinsurance basis (together, the “SPDA Recaptures”). The April 2016 recapture resulted in a benefit to both net income (loss) and operating earnings (loss) of $246 million for the nine months ended September 30, 2016, comprised of higher fee income of $190 million due to a net favorable settlement and a recovery of DAC amortization of $56 million. The SPDA Recaptures were primarily settled with market-adjusted assets-in-kind, which increased the invested asset base but also resulted in lower yields as compared to the yield used in determining the interest income recognized on the reinsurance receivable balances prior to the recaptures. Together these changes are expected to have additional impacts to net investment spread on a comparative basis which are not reflected in the preceding table. See “— Results of Operations — Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2017 and 2016.”
2017 VA Recaptures. Effective January 1, 2017, certain ceded and assumed variable annuity reinsurance agreements with MLIC were recaptured (“2017 VA Recaptures”). The initial settlement of these transactions resulted in a charge in the first quarter of 2017 which decreased net income (loss) by $180 million. Of this amount, $172 million was included in guaranteed minimum life benefit riders (“GMLB Riders”), recognized in net derivative gains (losses). The remaining $8 million was included in operating earnings (loss), recognized in other expenses, net of DAC capitalization, partially offset by lower amortization of DAC and value of business acquired (“VOBA”). Upon final settlement in the second quarter of 2017, we recognized a benefit of $89 million, of which $72 million was included in GMLB Riders in net derivative gains (losses), and $17 million was included in operating earnings (loss) in other revenue.
Equity Awards
On August 9, 2017, equity awards were authorized to be made to the Company’s executive officers, independent non-employee members of the Board of Directors and certain other employees of the Company, which were converted into a number of restricted stock units based upon the closing price of the Company’s common stock on September 8, 2017 (the “Founders’ Grants”).  All long-term equity awards, including the Founders’ Grants, were made pursuant to an equity compensation plan that will be presented to the Company’s stockholders for approval at the Company’s first annual meeting of stockholders, and all such awards will be contingent upon such approval.
Actuarial Assumption Review
As a result of the 2016 actuarial assumption review related to our variable annuity business, we made certain changes to policyholder behavior and long-term economic assumptions, primarily relating to annuitization utilization as well as withdrawals and risk margins. The 2016 review included an analysis of a larger body of actual experience than was previously available which, when combined with relevant industry-wide data that had recently become available, we believed provided greater insight into anticipated policyholder behavior for variable annuity contracts that are in the money. This experience included a statistically significant amount of our GMIB policies passing the ten year waiting period required to allow contractholders to use certain benefits and a longer period of experience in a low interest rate environment.
For the 2017 variable annuity review we (i) made certain changes to policyholder behavior; (ii) harmonized models and assumptions between GAAP and statutory; and (iii) reflected Brighthouse specific variables after the completion of the Separation from our former parent. The policyholder behavior updates were for lapse assumptions on all variable annuities with living benefits, and withdrawal assumptions on GMWBs to reflect contract age, in addition to client age over time. This change resulted in earlier client withdrawals for GMWB contracts. This policyholder behavior update was in part informed by the recent quantitative impact study (“QIS”) conducted as part of the NAIC variable annuity reserve and capital reform initiative that is still under development. In the harmonization category of changes, on economic assumptions, we lowered our return assumption from 6.75-7.0% to 6.25-6.75% for separate account funds, consistent with our base case projections which are the basis for setting our financial targets. Additionally, in this category, we refined the DAC model time horizon to be harmonized with the estimated weighted average life of the liabilities. In the third and final category, triggered by the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment in the valuation of our embedded derivative liabilities to be based on Brighthouse’s creditworthiness instead of that of MetLife. See “Summary of Critical Accounting Estimates — Derivatives — Nonperformance Risk Adjustment.”

Updates to assumptions for our life businesses were related to realized experience in terms of mortality, lapses and premium payment patterns. Additionally, while we did not revise our long term general account rate setting methodology inherited from our former parent this year, we did experience positive impacts from differentiating the blended general account earned rates between the Life and Run-off segments. We may review and update these general account assumptions in future annual actuarial reviews.
The following table shows the impact on operating earnings (loss) and net income (loss) from the actuarial assumption reviews for the three and nine months ended September 30, 2017 and 2016. The impact related to GMLBs is included in net income (loss), but not included in operating earnings (loss). See “— Non-GAAP and Other Financial Disclosures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

GMLBs	$(214)	$4	$(214)	$(1,526)
Included in operating earnings (loss):
Other annuity business	142	8	142	(130)
Life business	(18)	3	(18)	1
Run-off	28	—	28	—
Total included in operating earnings (loss)	152	11	152	(129)
Total impact on net income (loss)	$(62)	$15	$(62)	$(1,655)
In addition, the Form 10 contained forward-looking information regarding (i) the sensitivity of our variable annuity assets (which includes both derivatives and non-derivative assets), CTE95 and Statutory Total Asset Requirement (which represents the total amount of assets required to support the statutory reserves and capital relating to our variable annuity contracts) to instantaneous changes in equity markets and interest rates, (ii) the present value of our variable annuity in-force business of cash flows and three and five year distributable earnings under certain economic scenarios and (iii) the sensitivity of our variable annuity GAAP net income to changes in equity markets and interest rates. Such information was prepared based on our results of operations and financial condition and a range of important estimates and assumptions for the periods ending, or as of, March 31, 2017 or December 31, 2016, as applicable.  In light of the results of the actuarial assumption review discussed above and our results of operations through September 30, 2017, changes in our business mix and the passage of time, it is likely that such forward-looking information could change when we next prepare and update the relevant models underlying such forward-looking information. Although no assurances can be given, we do not expect a change to our capital management targets, except as described in “— Overview.” See also further description of such targets in “Business — Select Financial Targets — Capital Management” in the Form 10.
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
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. Brighthouse Financial, Inc. and its insurance subsidiaries are also subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of Brighthouse’s operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. In addition, in marketing certain of Brighthouse’s products and services to plans subject to individual retirement accounts and individual retirement annuities (collectively, “IRAs”) and other plans subject to the Code, new rules issued by the Department of Labor (“DOL”) on April 6, 2016 raise the standard for recommendations to such plans and IRAs to purchase variable and index-linked annuities to a fiduciary standard. See below under this “Regulatory Developments” caption, “Business — Regulation” included in the Form 10, as well as “Risk Factors — Regulatory and Legal Risks” included in this Quarterly Report on Form 10-Q.

Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. From time to time, federal measures are proposed which may significantly and adversely affect the insurance business. These areas include financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
Dodd-Frank effected the most far-reaching overhaul of financial regulation in the U.S. in decades. The full impact of Dodd-Frank on us will depend on the numerous rulemaking initiatives required or permitted by Dodd-Frank and the various studies mandated by Dodd-Frank, a number of which remain to be completed.
Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office performs various functions with respect to insurance, including serving as a non-voting member of Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding insurers to be designated for more stringent regulation. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. However, the report also discussed potential federal solutions if states failed to modernize and improve regulation and some of the report’s recommendations, for instance, favored a greater federal role in monitoring financial stability and identifying issues or gaps in the regulation of large national and internationally active insurers.
The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump. President Trump has also issued an executive order that calls for a comprehensive review of Dodd-Frank and requires the Secretary of the Treasury to consult with the heads of the member agencies of FSOC to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the executive order. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On September 22, 2017, the US Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the US Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). The Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of credit required for full credit for reinsurance cessions to EU reinsurers. It also states that the US expects that the group capital calculation under development by the National Association of Insurance Commissioners (“NAIC”) will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the US and EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time.
Cybersecurity Regulation
On February 16, 2017, the New York State Department of Financial Services (“NYDFS”) announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and will be implemented in stages commencing 180 days later. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect the consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment to be periodically conducted; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, in December 2017, the NAIC will consider the adoption of the Insurance Data Security Model Law, which was adopted by two sub-committees on August 7, 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the Internal Revenue Service and the Pension Benefit Guaranty Corporation (“PBGC”).
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016, that became applicable on June 9, 2017. As initially adopted, these rules substantially expand the definition of “investment advice” and require that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the revised fiduciary rules, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued the Best Interest Contract Exemption (“BIC”), a new prohibited transaction exemption that applies more onerous disclosure and contract requirements to transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA plans, plan participants and IRAs. In general, the changes the rule made to existing prohibited transaction exemptions and contract and disclosure requirements of the new exemption (other than the impartial conduct standard) were delayed until January 1, 2018. Contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status, no investment recommendations may be made after the applicability date of the new regulations with respect to such annuity products that were sold to ERISA plans or IRAs.
MetLife sold MPCG, its former Retail segment’s proprietary distribution channel, in July 2016 to MassMutual to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations targeted at such retail products will be reduced. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information regarding its final rule defining who is a “fiduciary” for purposes of ERISA and the Code, and also the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On August 31, 2017, the DOL proposed an 18-month delay, from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The comment period for this proposed delay ended on September 15, 2017. On November 1, 2017, the DOL filed with the Office of Management and Budget (“OMB”) to implement the 18-month delay, which is pending review. The DOL also updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims, until January 1, 2018, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final Fiduciary Rule.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the fiduciary rule and related exemptions, and the August 31, 2017 proposed further extension of the applicability of many of the conditions of the proposed and revised exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation, regulations or exemptions may be introduced or enacted or the impact of any such legislation, regulations or exemptions on our results of operations and financial condition.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment), or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
Federal Tax Reform Initiatives
The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority, though the substance, timing and likelihood of any future tax reform are uncertain. Tax reform could modify or eliminate items from which we derive, and anticipate continuing to derive, tax benefits from, including but not limited to tax exempt investment income, DRDs, various tax credits, interest expense deductions and insurance reserve deductions.
On November 2, 2017, the U.S. House of Representatives proposed the Tax Cuts and Jobs Act bill (the “House Proposed Tax Bill”) that generally calls for a reduction in tax rates, a repeal of the estate tax and simplification of the tax code.  The House Proposed Tax Bill provides for a flat 20% corporate income tax rate. To help offset the cost of the rate reductions, the House Proposed Tax Bill includes a number of revenue raisers, including (1) a modification of the calculation of the dividends received deduction (“DRD”), (2) a change in how deductions are determined for insurance reserves, (3) an increase in the amount of policy acquisition expense (also called tax “DAC”), (4) limitations on the use of  net operating losses (“NOLs”), and (5) limitations on deductions for net interest expense.

On November 9, 2017, an amendment was proposed to the House Proposed Tax Bill further modifying the DRD, and inserting an 8% surtax on insurance company taxable income in lieu of the proposed modifications to deductible insurance reserves and DAC.  The amendment indicates that the surtax is a placeholder so that more precise decisions could be made to these complex provisions.
The House Proposed Tax Bill will continue to be substantially revised throughout the legislative process and we cannot predict the final version of any tax reform legislation that will be enacted.  It is possible that despite a lower corporate tax rate, any final legislation could have an adverse impact on us by increasing the amount of income subject to tax, accelerating amounts subject to tax or reducing or eliminating deductions that offset tax liability.
The likelihood of enactment of the House Proposed Tax Bill or other tax reform proposals is uncertain at this time.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated and Combined Financial Statements.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Combined Financial Statements included in the Form 10.
Derivatives - Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, was previously determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps.
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on Brighthouse Financial, Inc.’s creditworthiness instead of that of MetLife, Inc. The credit spread was determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of Brighthouse Financial, Inc.
The impact of this change in methodology resulted in an increase in net income (loss) before provision for income tax of $521 million ($339 million, net of income tax).
See Note 5 of the notes to the interim condensed consolidated and combined financial statements for additional information on our embedded derivatives.

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
The following non-GAAP financial measure should not be viewed as a substitute for the most directly comparable financial measure calculated in accordance with GAAP:

Non-GAAP financial measures:		Comparable GAAP financial measures:
(i)	operating earnings (loss)	(i)	net income (loss)
(ii)	operating ROE	(ii)	return on equity
(iii)	operating EPS	(iii)	earnings per share
See “— Results of Operations” for a reconciliation of operating earnings (loss) to net income (loss). Operating ROE and Operating EPS are only presented as future financial targets. A reconciliation of this non-GAAP measure to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
Our definitions of the non-GAAP and other financial measures discussed in this report may differ from those used by other companies. For example, as indicated below, we exclude GMIB revenues and related embedded derivatives gains (losses) as well as GMIB benefits and associated DAC and VOBA offsets from operating earnings (loss), thereby excluding substantially all GMLB activity from operating earnings (loss).
Operating Earnings (Loss)
Operating earnings (loss) is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends, and revenues and costs related to non-core products and businesses. Non-core businesses include discontinued operations and other businesses that have been or will be sold or exited by us, referred to as divested businesses, and certain entities required to be consolidated under GAAP.
The following are excluded from total revenues, net of income tax, in calculating operating earnings (loss):

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
The following are excluded from total expenses, net of income tax, in calculating operating earnings (loss):

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
We present operating earnings (loss) in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The table below illustrates how each component of operating earnings (loss) is calculated from the GAAP statement of operations line items:

Component of Operating Earnings (Loss)		How Derived from GAAP (1)(2)
(i)	Fee income	(i)
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues (excluding other revenues associated with related party reinsurance) and amortization of deferred gain on reinsurance.

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

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC and securitization entities expense.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
______________
(1) Amounts related to divested businesses are excluded from all components of operating earnings (loss).
(2) Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, operating earnings (loss) is also our GAAP measure of segment performance. Accordingly, we report operating earnings (loss) by segment in Note 2 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Operating return on equity and operating earnings per share
Operating return on equity and operating earnings per share are measures used by management to evaluate the execution of our business strategy and align such strategy with our shareholders’ interests. See “Executive Summary — Overview” for further discussion.
Operating return on equity is defined as total annual operating earnings on a four quarter trailing basis divided by the simple average of the most recent five quarters of total stockholders’ equity, excluding AOCI.
Operating earnings per share is defined as total annual operating earnings on a four quarter trailing basis divided by the weighted average number of fully diluted shares of common stock outstanding for the period.
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholders’ equity that management allocates to each of its segments and sub-segments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview” included in the Form 10 and Note 2 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for further details regarding allocated equity and the use of an internal capital models.

Results of Operations
Consolidated Results for the Three Months and Nine Months Ended September 30, 2017 and 2016
Business Overview. While sales of our index-linked annuities increased, overall sales decreased in our Annuities and Life segments for the nine months ended September 30, 2017. The declines in both segments were driven, in part, by the sale of MPCG to MassMutual in the third quarter of 2016. The 14% decline in Annuities sales was also driven by the suspension of sales by Fidelity and the discontinuance of sales of GMIB riders on our variable annuity products, both of which occurred in 2016. Sales of our guaranteed minimum withdrawal product also declined. Life sales, which declined 74%, were also impacted by the migration away from products such as participating whole life and certain term life products in the current period.
Average separate account balances increased in the current period, compared to the prior period, due to favorable equity market performance, which more than offset the impact of continued negative net flows. We experienced positive net flows in the general account in both periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Revenues
Premiums	$236	$347	$630	$1,021
Universal life and investment-type product policy fees	1,025	976	2,935	2,843
Net investment income	761	869	2,309	2,422
Other revenues	93	49	329	481
Net investment gains (losses)	21	26	(34)	(15)
Net derivative gains (losses)	(164)	(501)	(1,207)	(3,181)
Total revenues	1,972	1,766	4,962	3,571
Expenses
Policyholder benefits and claims	1,083	1,058	2,732	2,948
Interest credited to policyholder account balances	279	290	838	871
Goodwill impairment	—	161	—	161
Capitalization of DAC	(72)	(71)	(187)	(255)
Amortization of DAC and VOBA	123	(10)	(4)	(45)
Interest expense on debt	34	44	116	132
Other expenses	649	546	1,860	1,687
Total expenses	2,096	2,018	5,355	5,499
Income (loss) before provision for income tax	(124)	(252)	(393)	(1,928)
Provision for income tax expense (benefit)	819	(94)	653	(754)
Net income (loss)	$(943)	$(158)	$(1,046)	$(1,174)

The table below shows the components of our net income (loss), in addition to operating earnings (loss) for the three months and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
GMLB Riders	$(641)	$(429)	$(1,507)	$(2,614)
Amortization of DAC and VOBA	(4)	—	(16)	(29)
Other derivative instruments	(30)	(153)	(137)	(35)
Net investment gains (losses)	21	26	(34)	(15)
Other adjustments	26	(191)	(21)	(259)
Operating earnings (loss) before provision for income tax	504	495	1,322	1,024
Income (loss) before provision for income tax	(124)	(252)	(393)	(1,928)
Provision for income tax expense (benefit)	819	(94)	653	(754)
Net income (loss)	$(943)	$(158)	$(1,046)	$(1,174)
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Overview. Income (loss) before provision for income tax increased $128 million (decreased $785 million, net of income tax). The increase in income (loss) before provision for income tax was driven primarily by the impact from a charge for goodwill impairment in the prior period and favorable changes in other derivative instruments, partially offset by unfavorable results from GMLB Riders. The decrease in net income (loss) resulted from a net charge for income tax adjustments in connection with the Separation. Excluding the impact from the annual actuarial assumption review, income (loss) before provision for income tax increased $247 million (decreased $707 million, net of income tax).
GMLB Riders. GMLB Riders decreased income (loss) before provision for income tax by $212 million ($138 million net of income tax) as decreases from DAC offsets and liabilities were partially offset by increases in the related hedges. For a detailed discussion of the GMLB Riders see “Segments and Corporate & Other Results — GMLB Riders — Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016.”
Other Derivative Instruments. Changes in the fair value of our other derivative instruments increased income (loss) before provision for income tax by $123 million ($80 million, net of income tax).
Freestanding Derivatives. Changes in the fair value of freestanding derivatives increased income (loss) before provision for income tax by $43 million ($28 million, net of income tax), primarily due to favorable changes from the impact of changes in interest rates on the fair value of our interest rate swaps. This favorable change was partially offset by unfavorable changes in our foreign currency swaps due to the U.S. dollar weakening against key foreign currencies in the current period when compared to the prior period.
Embedded Derivatives. Favorable changes in the fair value of embedded derivatives increased income (loss) before provision for income tax by $80 million ($52 million, net of income tax), primarily due to an unfavorable impact in the prior period on our Shield annuity liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield annuity liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Other Adjustments. Other adjustments to determine operating earnings (loss) increased income (loss) before provision for income tax by $217 million ($141 million, net of income tax), primarily due to charges in the prior period for an impairment of goodwill in our Run-off segment and the write-off of previously capitalized items in Corporate & Other in connection with the sale of MPCG to MassMutual.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2017 was $819 million compared to an income tax benefit of $94 million for the three months ended September 30, 2016. Our effective tax rate typically differs from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions and utilization of tax credits. In the current period, we recognized an additional $1.1 billion non-cash tax charge triggered prior to the Separation. We also recognized certain tax benefits in the current period, including (i) $138 million related to previously unrecognized deferred losses that became recognizable upon completion of the Separation, (ii) $39 million related to the dividend received deductions and tax credits as well as (iii) a downward adjustment of reserves by $19 million. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.

Operating Earnings (Loss). Operating earnings (loss) before provision for income tax increased $9 million (decreased $1.0 billion, net of income tax) for the three months ended September 30, 2017, compared to the prior period. Operating earnings (loss) is discussed in greater detail below.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Overview. Income (loss) before provision for income tax increased $1.5 billion ($128 million, net of income tax). The increase in income (loss) before provision for income tax was driven primarily by favorable changes from GMLB Riders, higher operating earnings and the impact from a charge for goodwill impairment in the prior period. The significantly lower increase in net income (loss) resulted from a net charge for income tax adjustments in connection with the Separation. Excluding the impact from the annual actuarial assumption review, income (loss) before provision for income tax decreased $916 million ($1.5 billion, net of income tax).
GMLB Riders. GMLB Riders increased income (loss) before provision for income tax by $1.1 billion ($718 million, net of income tax) as increases from the liabilities were partially offset by decreases in the related hedges and DAC offsets. For a detailed discussion of the GMLB Riders see “Segments and Corporate & Other Results — GMLB Riders — Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016.”
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA, excluding the amounts in GMLB Riders and operating earnings (loss), increased income (loss) before provision for income tax by $13 million ($9 million, net of income tax), primarily due to lower profits resulting from net investment gains (losses) and net derivative gains (losses).
Other Derivative Instruments. Changes in the fair value of our other derivative instruments decreased income (loss) before provision for income tax by $102 million ($66 million, net of income tax).
Freestanding Derivatives. Changes in the fair value of freestanding derivatives increased income (loss) before provision for income tax by $21 million ($14 million, net of income tax), primarily due to favorable changes in the fair value of interest rate swaps as a result of interest rates increasing less in the current period than in the prior period. This favorable change was partially offset by unfavorable changes in our foreign currency swaps due to the U.S. dollar weakening against key foreign currencies in the current period when compared to the prior period.
Embedded Derivatives. Unfavorable changes in the fair value of embedded derivatives decreased income (loss) before provision for income tax by $123 million ($80 million, net of income tax), primarily due to the unfavorable impacts on our Shield annuity liabilities from an increase in underlying equity index levels through the six months ended June 30, 2017 and the reduction in funds withheld as a result of reinsurance recapture activity, for which gains were recognized in the prior period. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield annuity liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) decreased income (loss) before provision for income tax by $19 million ($12 million, net of income tax) driven by net losses in the current period, compared to gains in the prior period, from (i) sales of fixed maturity securities, (ii) foreign currency and (iii) commercial mortgage loans, partially offset by lower impairments of real estate joint ventures and fixed maturity securities.
Other Adjustments. Other adjustments to determine operating earnings (loss) increased income (loss) before provision for income tax by $238 million ($155 million, net of income tax), primarily due to charges in the prior period related to an impairment of goodwill in our Run-off segment and the write-off of previously capitalized items in Corporate & Other in connection with the sale of MPCG to MassMutual.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $653 million compared to a tax benefit of $754 million for the nine months ended September 30, 2016. Our effective tax rate typically differs from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions and utilization of tax credits. In the current period, we recognized an additional $1.1 billion non-cash tax charge triggered prior to the Separation. We also recognized certain tax benefits in the current period, including (i) $138 million related to previously unrecognized deferred losses that became recognizable upon completion of the Separation, (ii) $119 million related to the dividend received deductions and tax credits as well as (iii) a downward adjustment of reserves by $17 million. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.
Operating Earnings (Loss). Operating earnings (loss) before provision for income tax increased $298 million (decreased $820 million, net of income tax) for the nine months ended September 30, 2017, compared to the prior period. Operating earnings (loss) is discussed in greater detail below.

Reconciliation of net income (loss) to operating earnings (loss)
Three Months Ended September 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(64)	$1	$88	$(968)	$(943)
Add: Provision for income tax expense (benefit)	(94)	(14)	40	887	819
Net income (loss) before provision for income tax	(158)	(13)	128	(81)	(124)
Less: GMLB Riders	(641)	—	—	—	(641)
Less: Amortization of DAC and VOBA	(4)	—	—	—	(4)
Less: Other derivative instruments	(13)	(9)	(2)	(6)	(30)
Less: Net investment gains (losses)	12	4	12	(7)	21
Less: Other adjustments (1)	—	—	(1)	27	26
Operating earnings (loss) before provision for income tax	488	(8)	119	(95)	504
Less: Provision for income tax (expense) benefit	133	(14)	36	1,025	1,180
Operating earnings (loss)	$355	$6	$83	$(1,120)	$(676)
Three Months Ended September 30, 2016

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(91)	$24	$(108)	$17	$(158)
Add: Provision for income tax expense (benefit)	(44)	14	(62)	(2)	(94)
Net income (loss) before provision for income tax	(135)	38	(170)	15	(252)
Less: GMLB Riders	(429)	—	—	—	(429)
Less: Amortization of DAC and VOBA	(1)	1	—	—	—
Less: Other derivative instruments	(129)	(3)	(29)	8	(153)
Less: Net investment gains (losses)	38	(1)	(5)	(6)	26
Less: Other adjustments (1)	(1)	(1)	(164)	(25)	(191)
Operating earnings (loss) before provision for income tax	387	42	28	38	495
Less: Provision for income tax (expense) benefit	140	16	2	8	166
Operating earnings (loss)	$247	$26	$26	$30	$329
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Nine Months Ended September 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(329)	$4	$162	$(883)	$(1,046)
Add: Provision for income tax expense (benefit)	(310)	(12)	76	899	653
Net income (loss) before provision for income tax	(639)	(8)	238	16	(393)
Less: GMLB Riders	(1,507)	—	—	—	(1,507)
Less: Amortization of DAC and VOBA	(16)	—	—	—	(16)
Less: Other derivative instruments	(227)	(3)	(21)	114	(137)
Less: Net investment gains (losses)	3	(5)	1	(33)	(34)
Less: Other adjustments (1)	(3)	—	(14)	(4)	(21)
Operating earnings (loss) before provision for income tax	1,111	—	272	(61)	1,322
Less: Provision for income tax (expense) benefit	302	(11)	88	1,015	1,394
Operating earnings (loss)	$809	$11	$184	$(1,076)	$(72)
Nine Months Ended September 30, 2016

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss)	$(905)	$49	$(305)	$(13)	$(1,174)
Add: Provision for income tax expense (benefit)	(582)	19	(165)	(26)	(754)
Net income (loss) before provision for income tax	(1,487)	68	(470)	(39)	(1,928)
Less: GMLB Riders	(2,614)	—	—	—	(2,614)
Less: Amortization of DAC and VOBA	—	(29)	—	—	(29)
Less: Other derivative instruments	(122)	32	35	20	(35)
Less: Net investment gains (losses)	23	(3)	(2)	(33)	(15)
Less: Other adjustments (1)	(2)	—	(205)	(52)	(259)
Operating earnings (loss) before provision for income tax	1,228	68	(298)	26	1,024
Less: Provision for income tax (expense) benefit	368	18	(109)	(1)	276
Operating earnings (loss)	$860	$50	$(189)	$27	$748
__________________

(1)	See definitions of operating revenues and operating expenses under “— Non-GAAP and Other Financial Disclosures” for the components of such adjustments.

Consolidated Results for the Three Months and Nine Months Ended September 30, 2017 and 2016 — Operating

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated	(In millions)
Fee income	$1,050	$985	$3,052	$3,162
Net investment spread	299	446	984	1,179
Insurance-related activities	(292)	(292)	(739)	(986)
Amortization of DAC and VOBA	86	(152)	(189)	(823)
Other expenses, net of DAC capitalization	(639)	(492)	(1,786)	(1,508)
Operating earnings (loss) before provision for income tax	504	495	1,322	1,024
Provisions for income tax expense (benefit)	1,180	166	1,394	276
Operating earnings (loss)	$(676)	$329	$(72)	$748
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased $1.0 billion, primarily due to a non-cash tax charge triggered prior to the Separation. Excluding this tax charge, operating earnings (loss) increased $69 million, primarily driven by the impact from the annual actuarial assumption review, which more than offset higher expenses and lower net investment income. Excluding both the impact from the tax charge and the annual actuarial assumption review, operating earnings (loss) decreased $71 million.
Fee Income. Operating earnings (loss) increased by $42 million from higher fee income, primarily due to higher amortization of unearned revenue in our Life and Run-off segments resulting from the annual actuarial assumption review. Excluding the impact of the annual actuarial assumption review, fee income was largely unchanged.
Net Investment Spread. Net investment spread decreased operating earnings (loss) by $96 million, primarily due to lower net investment income resulting from a lower invested asset base, lower income on derivatives due to the termination of interest rate swaps, and lower returns on other limited partnership interests.
Insurance-Related Activities. Operating earnings (loss) was unchanged as a result of offsetting insurance-related activities between our Run-off and Annuities segments. The favorable results in our Run-off segment were driven mostly by the charges recognized in the prior period, net of additional charges in the current period, due to the ULSG Model Change and related loss recognition, as well as favorable impacts in the current period from the annual actuarial assumption review. The unfavorable results in our Annuities segment were primarily from the annual actuarial assumption review. Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating earnings (loss) by $48 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings (loss) by $155 million, primarily from the results of the annual actuarial assumption review as favorable changes from refinements to the amortization period in our Annuities segment were partially offset by unfavorable changes in assumptions regarding mortality and maintenance expenses in our Life segment. Excluding the impact of the annual actuarial assumption review, amortization of DAC and VOBA increased operating earnings (loss) by $10 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $96 million, primarily due to separation-related system implementation and branding costs, and higher asset-based expenses in our Annuities segment. A portion of the expense increase resulted from the asset-based fees remitted to MLIC, which is offset in fee income.
Actuarial Assumption Review. The results from the annual actuarial assumption review, which are included in the amounts discussed above, had a favorable impact to current period operating earnings (loss) of $141 million, when compared to the prior period, primarily due to:

•	lower amortization of DAC of $240 million in our Annuities segment from refinements in the amortization period;

•	lower policyholder benefits and claims of $53 million in our Annuities segment resulting from refinements to the amortization period for deferred sales inducements; and

•	higher fee income of $40 million in our Life segment primarily due to changes in mortality and maintenance expense assumptions; partially offset by

•	higher policyholder benefits and claims of $111 million in our Annuities segment due to changes in lapse and withdrawal rates as well as separate account growth rates; and

•
higher amortization of DAC of $58 million in our Life segment mostly driven by changes in mortality and maintenance expense assumptions and, to a lesser extent, projected premiums and separate account growth rates.

Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2017 was $1.2 billion compared to $166 million for the three months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the dividend received deductions and utilization of tax credits. In the current period, we recognized a $1.1 billion non-cash tax charge triggered prior to the Separation. We also recognized a tax benefit in the current period of $39 million related to the dividend received deductions and tax credits as well as a downward adjustment of reserves by $19 million. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased $820 million, primarily due to a non-cash tax charge triggered prior to the Separation. Excluding this tax charge, operating earnings (loss) increased $253 million, driven mostly by lower amortization of DAC as a result of the annual actuarial assumption review and charges recognized in the prior period, net of additional charges in the current period, due to the ULSG Model Change and related loss recognition. These increases were partially offset by higher expenses and lower net investment income. Excluding both the impact from the one-time tax adjustment and the annual actuarial assumption review, operating earnings (loss) decreased $28 million.
Fee Income. Operating earnings (loss) decreased by $72 million, primarily due to the impacts in the prior period from the SPDA Recaptures, partially offset by higher asset-based fees in our Annuities segment. This net increase was further offset by favorable current period impacts from the recapture, from MLIC, of a yearly renewable term reinsurance agreement for certain life contracts (“YRT Recapture”) in our Life segment and higher amortization on unearned revenue in our Run-off segment. Excluding the impact of the annual actuarial assumption review, fee income decreased operating earnings (loss) by $117 million.
Net Investment Spread. Net investment spread decreased operating earnings (loss) by $127 million, primarily due to lower net investment income resulting from (i) a lower invested asset base, (ii) lower income on derivatives due to the termination of interest rate swaps, and (iii) lower income from our securities lending program. These decreases were partially offset by higher returns on other limited partnership interests.
Insurance-Related Activities. Operating earnings (loss) increased by $161 million from insurance-related activities, primarily due to charges recognized in the prior period, net of additional charges in the current period, related to the ULSG Model Change and related loss recognition in our Run-off segment, partially offset by a favorable change in the fair value of the underlying ceded separate account assets related to a related-party reinsurance agreement for certain variable annuity contracts. Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating earnings (loss) by $112 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings (loss) by $412 million, primarily due to charges recognized in the prior period from loss recognition triggered by the ULSG Model Change in our Run-off segment and refinements to the amortization period as a result of the current period annual actuarial assumption review in our Annuities segment. Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization increased operating earnings (loss) by $227 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $181 million, primarily due to Separation-related system implementation and branding costs as well as higher asset-based fees and charges related to the 2017 VA Recaptures in our Annuities segment.
Actuarial Assumption Review. The results of the annual actuarial assumption review, which are included in the amounts discussed above, had a favorable impact to current period operating earnings (loss) of $279 million, when compared to the prior period, primarily due to:

•	lower amortization of DAC of $240 million in our Annuities segment from refinements in the amortization period;

•	lower policyholder benefits and claims of $53 million in our Annuities segment resulting from refinements to the amortization period for deferred sales inducements; and

•	higher fee income of $42 million in our Life segment primarily due to changes in mortality and maintenance expense adjustments; partially offset by

•
higher amortization of DAC of $58 million in our Life segment mostly driven by changes in mortality and maintenance expense assumptions and, to a lesser extent, projected premiums and separate account growth rates.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $1.4 billion compared to $276 million for the nine months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the dividend received deductions and utilization of tax credits. In the current period, we recognized a $1.1 billion non-cash tax charge triggered prior to the Separation. We also recognized a tax benefit in the current period of $117 million related to the dividend received deductions and tax credits as well as a downward adjustment of reserves by $17 million. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.
Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2017 and 2016
Annuities
Business Overview. While sales of our index-linked annuities increased, overall annuity sales decreased 14% for the nine months ended September 30, 2017. This decline was primarily due to the suspension of sales by Fidelity, the sale of MPCG to MassMutual and the discontinuance of sales of GMIB riders on our variable annuity products, all of which occurred in 2016. Sales of variable annuity contracts with guaranteed minimum withdrawal benefits (“GMWB”) also declined.
Average separate account balances increased due to favorable equity market performance, which more than offset the impact of continued negative net flows. We experienced positive net flows in the general account in both periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Annuities	(In millions)
Fee income	$719	$718	$2,178	$2,405
Net investment spread	114	175	363	532
Insurance-related activities	(174)	(110)	(309)	(501)
Amortization of DAC and VOBA	228	(89)	22	(276)
Other expenses, net of DAC capitalization	(399)	(307)	(1,143)	(932)
Operating earnings (loss) before provision for income tax	488	387	1,111	1,228
Provisions for income tax expense (benefit)	133	140	302	368
Operating earnings (loss)	$355	$247	$809	$860
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) increased $108 million, primarily due to lower amortization of DAC and deferred sales inducements, partially offset by higher guaranteed minimum death benefits (“GMDB”) costs and higher expenses. Excluding the favorable impact from the annual actuarial assumption review, operating earnings (loss) decreased $25 million.
Fee Income. Fee income was largely unchanged in the current period compared to the prior period. Excluding the impact of the annual actuarial assumption review, fee income increased operating income by $10 million.
Net Investment Spread. Lower net investment spread decreased operating earnings (loss) by $40 million, primarily due to lower net investment income driven by lower income on derivatives as a result of the termination of interest rate swaps, partially offset by the impact from positive net flows. In addition, segment net investment income decreased due to lower interest on allocated equity resulting from a decrease in both the allocated equity base and the interest credited rate.
Insurance-Related Activities. Insurance-related activities decreased operating earnings (loss) by $42 million, primarily due to:

•
a decrease of $111 million from higher GMDB costs resulting primarily from changes in assumptions regarding contract lapse and withdrawal rates as well as separate account growth rates; partially offset by

•	an increase of $50 million from lower amortization of deferred sales inducements due to refinements to the amortization period as part of the annual actuarial assumption review; and

•
an increase of $15 million from a favorable change in the fair value of the underlying ceded separate account assets related to a related party reinsurance agreement for certain variable annuity contracts.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating income by $19 million.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization increased operating earnings (loss) by $206 million, primarily due to refinements to the amortization period in connection with the annual actuarial assumption review in the current period.
Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization operating earnings (loss) was largely unchanged.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $60 million, primarily due to higher asset-based expenses combined with separation-related system implementation and branding costs. A portion of the increase in asset-based expenses resulted from fees remitted to MLIC, which are offset in fee income. These increases in expenses were partially offset by the inter-segment reallocation of full-year corporate branding costs.
Actuarial Assumption Review. The results from the annual actuarial assumption review, which are included in the amounts discussed above, increased operating earnings (loss) by $133 million, when compared to the prior period, primarily due to:

•	lower DAC amortization of $203 million mostly driven by refinements to the amortization period; and

•	lower amortization of deferred sales inducements of $50 million from refinements to the amortization period; partially offset by

•	higher GMDB liabilities of $111 million due to changes in lapse and withdrawal rates as well as separate account earned rates; and

•	lower amortization of unearned revenue of $9 million due to refinements to the amortization period.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2017 was $133 million, or 27% of operating earnings (loss) before provision for income tax, compared to $140 million, or 36% of operating earnings (loss) before provision for income tax, for the three months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions. In the current period, we recognized an additional tax benefit of $37 million related to the dividend received deductions.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased $51 million, primarily due to lower fee income, higher expenses and lower net investment spread. These decreases were partially offset by lower amortization of DAC and favorable changes in insurance-related activities. Excluding the impact from the annual actuarial assumption review, operating earnings (loss) decreased $321 million.
Fee Income. Lower fee income decreased operating earnings (loss) by $148 million, primarily due to:

•	a decrease of $190 million due to a benefit recorded in the prior period in connection with the SPDA Recaptures; partially offset by

•
an increase of $53 million from higher asset-based fees in our variable annuity business resulting from higher average separate account balances. A portion of this increase resulted from fees collected on behalf of MLIC which is offset in other expenses, net of DAC capitalization.

Excluding the impact of the annual actuarial assumption review, fee income increased operating income by $138 million.
Net Investment Spread. Lower net investment spread decreased operating earnings (loss) by $110 million, primarily due to lower net investment income and the elimination of interest credited payments on the reinsurance receivables related to the SPDA Recaptures. The decrease in net investment income was primarily driven by (i) lower income on derivatives as a result of the termination of interest rate swaps, (ii) lower yields on fixed maturity securities and mortgage loans as proceeds from maturing investments were reinvested at rates lower than the portfolio average and (iii) lower prepayment fees. These decreases were partially offset by the impact from an increase in the average invested asset base, primarily due to the SPDA Recaptures and positive net flows in the general account. In addition, segment net investment income decreased due to lower interest on allocated equity resulting from a decrease in both the interest credited rate and he allocated equity base.
Insurance-Related Activities. Insurance-related activities increased operating earnings (loss) by $125 million, primarily due to:

•	an increase of $66 million from lower amortization of deferred sales inducements mostly from refinements to the amortization period as part of the annual actuarial assumption review; and

•
an increase of $53 million from a favorable change in the fair value of the underlying ceded separate account assets related to a related party reinsurance agreement for certain variable annuity contracts.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating income by $89 million.
Amortization of DAC and VOBA. Lower DAC and VOBA amortization increased operating earnings (loss) by $194 million, primarily due to:

•	lower amortization of $240 million from refinements to the amortization period as part of the annual actuarial assumption review; partially offset by

•	higher amortization of $56 million as a result of the recovery recorded in the prior period in connection with the SPDA Recaptures.
Excluding the impact of the annual actuarial assumption review, DAC and VOBA amortization decreased operating earnings (loss) by $50 million.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $137 million, primarily due to (i) separation-related system implementation and branding costs, (ii) higher asset-based expenses and (iii) charges recognized in connection with reinsurance recapture activity including the 2017 VA Recaptures. A portion of the increase in asset-based expenses resulted from fees remitted to MLIC, which are offset in fee income.
Actuarial Assumption Review. The results of the annual actuarial assumption review, which are included in the amounts discussed above, increased operating earnings (loss) by $270 million, when compared to the prior period, due to:

•	lower DAC amortization of $244 million, primarily from refinements to the amortization period; and

•	lower deferred sales inducement amortization of $57 million, primarily from refinements to the amortization period; partially offset by

•	higher policyholder benefits and claims of $21 million from changes in lapse and withdrawal rates as well as separate account growth rates; and

•	lower amortization of unearned revenue of $10 million from refinements to the amortization period.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $302 million, or 27% of operating earnings (loss) before provision for income tax, compared to $368 million, or 30% of operating earnings (loss) before provision for income tax, for the nine months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions. In the current period, we recognized an additional tax benefit of $85 million related to the dividend received deductions.
Life
Business Overview. Life sales declined 74% for the nine months ended September 30, 2017, primarily due to the sale of MPCG to MassMutual in the third quarter of 2016 and the migration away from products such as participating whole life and certain term life products in the current period. Despite lower sales, general account net flows continued to be positive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Life	(In millions)
Fee income	$136	$84	$313	$245
Net investment spread	25	42	80	104
Insurance-related activities	25	22	4	68
Amortization of DAC and VOBA	(138)	(39)	(190)	(121)
Other expenses, net of DAC capitalization	(56)	(67)	(207)	(228)
Operating earnings (loss) before provision for income tax	(8)	42	—	68
Provisions for income tax expense (benefit)	(14)	16	(11)	18
Operating earnings (loss)	$6	$26	$11	$50
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased $20 million, primarily due to higher amortization of DAC, partially offset by higher fee income. Excluding the impact of the annual actuarial assumption review, operating earnings (loss) was largely unchanged.
Fee Income. Higher fee income increased operating earnings (loss) by $34 million, due to higher amortization of unearned revenue primarily related to changes in assumptions regarding maintenance expenses and mortality in connection with the annual actuarial assumption review, partially offset by higher fees resulting from the YRT Recapture in the second quarter of 2017. Excluding the impact from the annual actuarial assumption review, fee income decreased operating earnings (loss) by $6 million.
Net Investment Spread. Lower net investment spread decreased operating earnings (loss) by $11 million, primarily driven by (i) lower interest on allocated equity resulting from a decrease in both the interest credited rate and the allocated equity base, (ii) lower investment yields on our fixed maturity securities, as proceeds from maturing investments were invested at lower yields than the portfolio average, and (iii) lower funds withheld assets as a result of reinsurance recapture activity. These decreases were partially offset by lower interest credited to policyholders as a result of the recapture, by MLIC, in the fourth quarter of 2016 of an assumed reinsurance agreement covering participating whole life business, partially offset by higher interest credited on higher average policyholder account balances resulting from the positive net flows.
Insurance-Related Activities. Policyholder benefits and claims were largely unchanged as the impact from lower ceded claim recoveries resulting from the YRT Recapture and a higher volume of low severity claims below our reinsurance retention limits was mostly offset by lower direct claims.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA decreased operating earnings (loss) by $64 million, primarily due to the impact from changes in assumptions regarding mortality and maintenance expenses in connection with the annual actuarial assumption review. Excluding the impact of the annual actuarial assumption review, amortization of DAC and VOBA decreased operating earnings (loss) by $6 million.
Actuarial Assumption Review. The results of the annual actuarial assumption review, which are included in the amounts discussed above, decreased operating earnings (loss) by $20 million, when compared to the prior period, due to:

•
higher DAC amortization of $58 million mostly driven by changes in mortality and maintenance expense assumptions and, to a lesser extent, projected premiums and separate account growth rates; partially offset by

•	higher fee income of $40 million due to changes in mortality and maintenance expense assumptions.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2017 was $14 million, or 175% of operating earnings (loss) before provision for income tax, compared to tax expense of $16 million, or 38% of operating earnings (loss) before provision for income tax, for the three months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions. In the current period, we recognized an additional benefit related to true-ups for the dividend received deductions.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased $39 million, primarily due to higher amortization of DAC and VOBA and higher claims expense, partially offset by higher fee income.
Fee Income. Higher fee income increased operating earnings (loss) by $44 million, primarily from changes to assumptions regarding mortality and maintenance expenses in connection with the annual actuarial assumption review. Excluding the impact of the annual actuarial assumption review, fee income was largely unchanged.
Net Investment Spread. Lower net investment spread decreased operating earnings (loss) by $16 million, primarily due to a decrease in net investment income, which was partially offset by lower interest credited to policyholders. The decrease in net investment income resulted primarily from lower interest on allocated equity due to a decrease in both the interest credited rate and the allocated equity base, and lower investment yields on our fixed maturity securities, as proceeds from maturing investments were invested at lower yields than the portfolio average. Interest credited to policyholders decreased due to lower imputed interest on insurance liabilities as a result of the recapture, by MLIC, in the fourth quarter of 2016 of an assumed reinsurance agreement covering participating whole life business, partially offset by higher interest credited on higher average policyholder account balances resulting from the positive net flows.
Insurance-Related Activities. Higher policyholder benefits and claims decreased operating earnings (loss) by $42 million, primarily due to lower ceded claim recoveries resulting from the current period YRT Recapture and a higher volume of low severity claims below our reinsurance retention limits, which more than offset the impact of lower direct claims.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA decreased operating earnings (loss) by $45 million, primarily due to the impact from changes in assumptions regarding mortality and maintenance expenses in connection with the annual actuarial assumption review, partially offset by the impact on gross profits from higher mortality losses in the current period. Excluding the impact of the annual actuarial assumption review, amortization of DAC and VOBA increased operating earnings (loss) by $14 million.
Actuarial Assumption Review. The results of the annual actuarial assumption review, which are included in the amounts discussed above, decreased operating earnings (loss) by $18 million, when compared to the prior period, due to:

•
higher DAC amortization of $59 million mostly driven by changes in mortality and maintenance expense assumptions and, to a lesser extent, projected premiums and separate account growth rates; partially offset by

•	higher fee income of $42 million due to changes in mortality and maintenance expense assumptions.
Income Tax Expense (Benefit). Despite no reported operating earnings (loss) before provision for income tax, income tax benefit for the nine months ended September 30, 2017 was $11 million, compared to income tax expense of $18 million, or 26% of operating earnings (loss) before provision for income tax, for the nine months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions. In the current period, we recognized an additional benefit related to true-ups for the dividend received deductions.

Run-off

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Run-off	(In millions)
Fee income	$199	$184	$571	$519
Net investment spread	125	126	382	356
Insurance-related activities	(150)	(213)	(467)	(595)
Amortization of DAC and VOBA	—	(16)	(6)	(406)
Other expenses, net of DAC capitalization	(55)	(53)	(208)	(172)
Operating earnings (loss) before provision for income tax	119	28	272	(298)
Provisions for income tax expense (benefit)	36	2	88	(109)
Operating earnings (loss)	$83	$26	$184	$(189)
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) increased by $57 million, primarily due to favorable impacts from ULSG-related charges recognized in the prior period, net of additional charges recognized in the current period, higher fee income and lower amortization of DAC. Excluding the impact from the annual actuarial assumption review, operating earnings (loss) increased by $29 million.
Fee Income. Higher fee income increased operating earnings (loss) by $10 million, primarily due to changes in assumptions regarding premium persistency and mortality in connection with the annual actuarial assumption review. Excluding the impact from the annual actuarial assumption review, fee income decreased operating earnings (loss) by $3 million.
Insurance-Related Activities. Insurance-related activities increased operating earnings (loss) by $41 million, primarily due to:

•
an increase of $17 million from favorable claims experience as a result of lower direct claims net of the impact from lower ceded claim recoveries due to the YRT Recapture and a higher volume of low severity claims below our retention limits;

•	an increase of $15 million resulting from changes in assumptions in connection with the annual actuarial assumption review; and

•	an increase of $10 million due to lower recurring impacts of the ULSG Re-segmentation in the current period compared to the prior period.
Excluding the impact from the annual actuarial assumption review, insurance-related activities increased operating earnings (loss) by $26 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings (loss) by $10 million driven by the write-down of the DAC asset in 2016 in connection with the loss recognition triggered by the ULSG Model Change, resulting in no amortization expense in the current period.
Actuarial Assumption Review. The results from the annual actuarial assumption review, which are included in the amounts discussed above, increased operating earnings (loss) by $28 million, when compared to the prior period, primarily due to:

•	lower insurance-related liabilities of $15 million from changes in general account growth rates and mortality, net of changes regarding premium persistency and maintenance expenses; and

•	higher amortization of unearned revenue of $13 million due to changes in premium persistency and mortality.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2017 was $36 million, or 30% of operating earnings (loss) before provision for income tax, compared to $2 million, or 7% of operating earnings (loss) before provision for income tax, for the three months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) increased by $373 million, primarily due to impacts from ULSG-related charges recognized in the prior period, net of additional charges recognized in the current period, and higher fee income. Excluding the impact of the annual actuarial assumption review, operating earnings (loss) increased by $345 million.
Fee Income. Higher fee income increased operating earnings (loss) by $34 million, primarily due to the unfavorable adjustment to unearned revenue in the prior period resulting from the ULSG Model Change and changes in the current period related to assumptions regarding premium persistency and mortality in connection with the annual actuarial assumption review. Excluding the impact of the annual actuarial assumption review, fee income increased operating earnings (loss) by $21 million.
Insurance-Related Activities. Insurance-related activities increased operating earnings (loss) by $83 million, primarily due to:

•	an increase of $150 million from the impact of the charge in the prior period related to the ULSG Model Change; partially offset by

•
a decrease due to higher insurance-related liabilities of $65 million from the recurring impact of the ULSG Re-segmentation combined with additional loss recognition resulting from an increase in policyholder conversions from term life policies in anticipation of the discontinuance of the ULSG products.

Excluding the impact of the annual actuarial assumption review, insurance-related activities increased operating earnings (loss) increased by $68 million.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA increased operating earnings (loss) by $260 million driven by changes in the prior period related to loss recognition triggered by the ULSG Model Change.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $88 million, or 32% of operating earnings (loss) before provision for income tax, compared to an income tax benefit of $109 million, or 37% of operating earnings (loss) before provision for income tax, for the nine months ended September 30, 2016. Our effective tax rates in both periods differ from the U.S. statutory rate of 35% primarily due to the impacts of the dividend received deductions.
Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate & Other	(In millions)
Fee income	$(4)	$(1)	$(10)	$(7)
Net investment spread	35	103	159	187
Insurance-related activities	7	9	33	42
Amortization of DAC and VOBA	(4)	(8)	(15)	(20)
Other expenses, net of DAC capitalization	(129)	(65)	(228)	(176)
Operating earnings (loss) before provision for income tax	(95)	38	(61)	26
Provisions for income tax expense (benefit)	1,025	8	1,015	(1)
Operating earnings (loss)	$(1,120)	$30	$(1,076)	$27
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased by $1.2 billion, primarily due to a non-cash tax charge triggered prior to the Separation. Excluding the impact of this tax adjustment, operating earnings (loss) decreased by $77 million, primarily due to lower net investment income and higher expenses.
Net Investment Spread. Lower net investment income decreased operating earnings (loss) by $44 million, primarily driven by (i) lower returns on other limited partnerships, (ii) a reduction in the invested asset base, (iii) decreased income on interest rate derivatives, and (iv) lower income from our securities lending program. These decreases were partially offset by the impact from a lower interest credited rate on allocated equity. The invested asset base decreased primarily due to a reduction in the allocated equity managed on behalf of the segments as well as a cash distribution paid to MetLife in the current period in connection with the Separation. Income from our securities lending program decreased as a result of a reduction in program size as well as lower margins resulting from a flatter yield curve.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $42 million, primarily due to separation-related system implementation and branding costs as well as the inter-segment reallocation of full-year corporate branding costs. These increases were partially offset by lower project-related costs and lower marketing costs associated with our U.S. direct to consumer business.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2017 was $1.0 billion compared to $8 million for the three months ended September 30, 2016. Our effective tax rate typically differs from the U.S. statutory rate of 35% primarily due to the utilization of tax credits. We recognized a $1.1 billion non-cash tax charge triggered prior to the Separation. We also recognized an additional tax charge of $8 million related to tax credits as well as a downward adjustment of reserves by $20 million. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Unless otherwise noted, all amounts in the following discussion are net of income tax.
Overview. Operating earnings (loss) decreased by $1.1 billion, primarily due to a one-time non-cash tax charge triggered prior to the Separation. Excluding the impact of this tax adjustment, operating earnings (loss) decreased by $30 million, primarily due to higher expenses and lower net investment income.
Net Investment Spread. Lower net investment income decreased operating earnings (loss) by $18 million, primarily driven by (i) a lower invested asset base, (ii) lower returns on other limited partnerships and (iii) lower income from our securities lending program. These decreases were partially offset by the impact from a lower interest credited rate on allocated equity, increased income on interest rate derivatives and the maturity of lower yielding fixed maturity securities. The invested asset base decreased as a result of the termination of certain collateral financing arrangements in connection with the formation of BRCD and a cash distribution paid to MetLife in the current period in connection with the Separation as well as a reduction in the allocated equity managed on behalf of the segments. Income from our securities lending program decreased as a result of a reduction in program size as well as lower margins resulting from a flatter yield curve.
Other Expenses, Net of DAC Capitalization. Higher expenses decreased operating earnings (loss) by $34 million, primarily due to separation-related system implementation and branding costs as well as the inter-segment reallocation of full-year corporate branding costs. These increases in expenses were partially offset by lower project-related costs, lower marketing costs associated with our U.S. direct to consumer business and lower letter of credit fees in connection with the formation of BRCD.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2017 was $1.0 billion compared to an income tax benefit of $1 million for the nine months ended September 30, 2016. Our effective tax rate typically differs from the U.S. statutory rate of 35% primarily due to the utilization of tax credits. In the current period we recognized a $1.1 billion non-cash tax charge triggered prior to the Separation. We also recognized a tax benefit in the current period of $20 million related to tax credits as well as a downward adjustment of reserves by $17 million. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.

GMLB Riders
The following table presents the overall impact to income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Directly Written Liabilities	$288	$393	$550	$(4,205)
Assumed Reinsurance Liabilities	—	14	1	(191)
Total Liabilities	288	407	551	(4,396)
Hedging Program (1)	(929)	(1,207)	(2,738)	(126)
Ceded Reinsurance	(22)	(20)	(176)	358
Total Hedging Program and Reinsurance	(951)	(1,227)	(2,914)	232
Directly Written Fees	227	227	647	644
Assumed Reinsurance Fees	—	3	—	10
Total Fees (2)	227	230	647	654
GMLB Riders before DAC Offsets	(436)	(590)	(1,716)	(3,510)
DAC Offsets	(205)	161	209	896
Total GMLB Riders	$(641)	$(429)	$(1,507)	$(2,614)
______________
(1) Includes changes in fair value of the Shield annuity embedded derivatives of ($142) million for the three months and nine months ended September 30, 2017. Changes in the fair value of the Shield annuity embedded derivatives were not included in the GMLB results for the three months and nine months ended September 30, 2016.
(2) Excludes living benefit fees, included as a component of operating earnings (loss), of $18 million and $54 million for the three months and nine months ended September 30, 2017, respectively, and $19 million and $58 million for the three months and nine months ended September 30, 2016, respectively.
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
GMLB Riders decreased income (loss) before provision for income tax by $212 million ($138 million, net of income tax). Of this amount, a favorable change of $268 million ($174 million, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review, GMLB Riders increased net income (loss) before provision for income tax by $124 million ($80 million, net of income tax).
GMLB Riders Liabilities. An unfavorable change in the carrying value of GMLB Riders liabilities decreased income (loss) before provision for income tax by $119 million ($77 million, net of income tax), primarily due to unfavorable impacts from changes in actuarial assumptions in the current period and from less favorable impacts from equity markets and interest rates in the current period than in the prior period. These decreases were partially offset by a favorable change in the adjustment for nonperformance risk adjustment as a result of changing to use of our own creditworthiness post-separation. Excluding the impact of the annual actuarial assumption review, GMLB Riders liabilities decreased income (loss) before provision for income tax by $129 million ($84 million, net of income tax).
GMLB Riders Hedging Program and Reinsurance. The same equity market and interest rate factors that resulted in an unfavorable impact to the GMLB Riders liabilities had an inverse favorable effect on the hedging program and reinsurance, increasing income (loss) before provision for income tax by $276 million ($179 million, net of income tax). Included in this amount is a decrease of $142 million in the fair value of our Shield annuity embedded derivatives which have been included in the hedging program results beginning in the third quarter of 2017 on a prospective basis.
GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets related to the changes in each of the individual components of the GMLB Riders discussed above decreased income (loss) before provision for income tax by $366 million ($238 million, net of income tax). Excluding the impact of the annual actuarial assumption review, DAC offsets decreased income (loss) before provision for income tax by $21 million ($13 million, net of income tax).

Actuarial Assumption Review. The impact from the annual actuarial assumption review in the current period, which is included in the amounts discussed above, resulted in a decrease in income (loss) before provision for income tax of $336 million ($218 million, net of income tax), primarily due to higher amortization of DAC resulting from refinements to the amortization period. The change resulting from using our own creditworthiness to calculate nonperformance risk post-separation was largely offset by changes in policyholder behavior assumptions regarding contract lapses and withdrawals as well as separate account growth rates. There was an immaterial impact from assumption changes in the prior period as the results from the 2016 actuarial assumption review were recognized in the second quarter of 2016.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
GMLB Riders increased income (loss) before provision for income tax by $1.1 billion ($720 million, net of income tax). Of this amount, a favorable change of $2.2 billion ($1.4 billion, net of income tax) was recorded in net derivative gains (losses). Excluding the impact of the annual actuarial assumption review, GMLB Riders decreased net income (loss) before provision for income tax by $912 million ($592 million, net of income tax).
GMLB Riders Liabilities. A favorable change in the carrying value of GMLB Riders liabilities increased income (loss) before provision for income tax by $4.9 billion ($3.2 billion, net of income tax), primarily due to lower charges related to the annual actuarial assumption review in the current period than in the prior period combined with favorable market impacts resulting from higher equity market performance and interest rates declining less in the current period than in the prior period. Excluding the impact of the annual actuarial assumption review, liabilities increased income (loss) before provision for income tax by $1.8 billion ($1.2 billion, net of income tax).
GMLB Riders Hedging Program and Reinsurance: An unfavorable change in the fair value of GMLB Riders hedging program and reinsurance decreased income (loss) before provision for income tax by $3.1 billion ($2.0 billion, net of income tax), primarily due to the inverse unfavorable impact of the same equity market and interest rate factors that impacted the GMLB Riders liabilities. Included in this decrease is a net charge of $155 million ($101 million, net of income tax) resulting from the 2017 VA Recapture and a decrease of $142 million ($92 million, net of income tax) in the fair value of the Shield annuities embedded derivatives which are included in the hedging program results beginning in the third quarter of 2017 on a prospective basis.
GMLB Riders Fees: Fees from GMLB Riders decreased income (loss) before provision for income tax by $7 million ($5 million, net of income tax), primarily due to lower assumed fees resulting from the 2017 VA Recapture.
DAC Offsets. DAC offsets related to the changes in each of the individual components of the GMLB Riders discussed above decreased income (loss) before provision for income tax by $687 million ($447 million, net of income tax). Excluding the impact of the annual actuarial assumption review, DAC offsets increased income (loss) before provision for income tax by $396 million ($257 million, net of income tax).
Actuarial Assumption Review. The impact from the annual actuarial assumption review, which is included in the amounts discussed above, resulted in an increase in income (loss) before provision for income tax of $2.0 billion ($1.3 billion, net of income tax) in the current period, when compared to the prior period, primarily due to the following:

•
an increase of $3.0 billion ($2.0 billion, net of income tax) from the impact of the prior period increase in GMLB Riders liabilities accounted for as embedded derivatives, of which $2.4 billion ($1.6 billion, net of income tax) was primarily due to changes in behavioral assumptions regarding rider utilization and $571 million ($371 million, net of income tax) was due to changes in risk margins related to these behavioral assumption changes; and

•
an increase of $521 million ($339 million, net of income tax) from a favorable change in the current period the nonperformance risk adjustment resulting from using our own creditworthiness post-separation; partially offset by

•
a decrease of $1.1 billion ($704 million, net of income tax) from the impact of lower DAC amortization in the prior period as well as related to additional unfavorable adjustments in the current period resulting from the change in nonperformance risk adjustment and refinements to the amortization period; and

•
a decrease of $146 million ($95 million, net of income tax) from higher GMLB Riders liabilities accounted for as insurance, of which $326 million ($212 million, net of income tax) was primarily due to favorable impacts recognized in the prior period from behavioral assumption changes, mainly relating to rider utilization, reduced by $180 million ($117 million, net of income tax) related to economic assumptions, primarily lower projected interest rates in the prior period.

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
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. Recently, political and/or economic instability primarily in the U.K. and Puerto Rico have contributed to global market volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in the Form 10.
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. In June 2017, the Federal Open Market Committee increased the federal funds rate, the second such increase in 2017. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
European Investments
We maintain general account investments in Europe for diversification. We have proactively mitigated risk in both direct and indirect exposures by investing in a diversified portfolio of high quality investments with a focus on the higher-rated countries, including the U.K., the Netherlands, Germany, France, Switzerland and Norway. Our total European general account exposure to fixed maturity and perpetual hybrid securities classified as non-redeemable preferred stock was $4.3 billion, or 5% of cash and invested assets at September 30, 2017, which is invested in a diversified portfolio of primarily investment grade non-financial services securities.
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
We have exposure to global market volatility, as we maintain general account investments in the U.K. and Puerto Rico, among other countries, through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of the U.K. and Puerto Rico totaled $3 million and $1.5 billion, at estimated fair value, respectively, at September 30, 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Country Investments” included in the Form 10 for further information by country.
There has been an increased market focus on energy sector investments as a result of lower energy and oil prices. Our net exposure to energy sector fixed maturity securities was $2.1 billion (comprised of fixed maturity securities of $2.1 billion at estimated fair value and related net written credit default swaps of $10 million at notional value), of which 84% were investment grade, with unrealized gains of $131 million at September 30, 2017.
There has been an increased market focus on retail sector investments as a result of declining sales and the effects of online competition. Our exposure to retail sector corporate fixed maturity securities was $1.5 billion, of which 94% were investment grade, with unrealized gains of $85 million at September 30, 2017.
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
Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including us. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period.”

Investment Portfolio Results
The following summary yield table presents the yield and net investment income for our investment portfolio for the periods indicated. As described below, this table reflects certain differences from the presentation of net investment income presented in the GAAP statement of operations. This summary yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.47%	$806	5.09%	$969	4.64%	$2,511	4.95%	$2,703
Investment fees and expenses	(0.15)	(26)	(0.14)	(27)	(0.15)	(81)	(0.14)	(79)
Net investment income (2),(3)	4.32%	$780	4.95%	$942	4.49%	$2,430	4.81%	$2,624

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions)
Net investment income — in the above yield table	$780	$942	$2,430	$2,624
Investment hedge adjustments	(17)	(74)	(120)	(206)
Incremental net investment income from CSEs	(2)	1	(1)	4
Net investment income — GAAP statements of operations	$761	$869	$2,309	$2,422
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2017 and 2016 — Operating” for an analysis of the period over period changes in net investment income.

Fixed Maturity and Equity Securities Available-for-Sale
The following table presents fixed maturity and equity securities available-for-sale (“AFS”) by type (public or private) and information about perpetual and redeemable securities held at:

	September 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$53,290	83.8%	$51,437	83.8%
Privately-placed	10,275	16.2	9,951	16.2
Total fixed maturity securities	$63,565	100.0%	$61,388	100.0%
Percentage of cash and invested assets	76.3%		71.5%
Equity securities
Publicly-traded	$189	71.3%	$212	70.7%
Privately-held	76	28.7	88	29.3
Total equity securities	$265	100.0%	$300	100.0%
Percentage of cash and invested assets	0.3%		0.3%
Perpetual securities included within fixed maturity and equity securities AFS	$42		$72
Redeemable preferred stock with a stated maturity included within fixed maturity securities AFS	$102		$322
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

	September 30, 2017
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$8,398	13.2%	$39	14.7%
Level 2
Independent pricing sources	50,572	79.6	96	36.2
Internal matrix pricing or discounted cash flow techniques	575	0.9	—	—
Significant other observable inputs	51,147	80.5	96	36.2
Level 3
Independent pricing sources	3,448	5.4	120	45.3
Internal matrix pricing or discounted cash flow techniques	389	0.6	10	3.8
Independent broker quotations	183	0.3	—	—
Significant unobservable inputs	4,020	6.3	130	49.1
Total estimated fair value	$63,565	100.0%	$265	100.0%
See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2017, are as follows:

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

•
During the three months ended September 30, 2017, Level 3 fixed maturity securities increased by $175 million, or 5%. The increase was driven by net transfers into Level 3 and an increase in estimated fair value recognized in other comprehensive income (“OCI”), partially offset by sales in excess of purchases.

•
During the nine months ended September 30, 2017, Level 3 fixed maturity securities decreased by $99 million, or 2%. The decrease was driven by sales in excess of purchases and net transfers out of Level 3, partially offset by an increase in estimated fair value recognized in OCI.

See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.

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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2017				December 31, 2016
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)				(Dollars in millions)
1	Aaa/Aa/A	$41,461	$3,287	$44,748	70.4%	$41,070	$2,112	$43,182	70.3%
2	Baa	14,921	1,062	15,983	25.1	14,730	547	15,277	24.9
Subtotal investment grade		56,382	4,349	60,731	95.5	55,800	2,659	58,459	95.2
3	Ba	1,985	73	2,058	3.2	2,156	10	2,166	3.5
4	B	721	18	739	1.2	700	6	706	1.2
5	Caa and lower	34	—	34	0.1	54	(2)	52	0.1
6	In or near default	4	(1)	3	—	5	—	5	—
Subtotal below investment grade		2,744	90	2,834	4.5	2,915	14	2,929	4.8
Total fixed maturity securities		$59,126	$4,439	$63,565	100.0%	$58,715	$2,673	$61,388	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies at:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2017
U.S. corporate	$9,914	$10,505	$1,344	$660	$23	$—	$22,446
U.S. government and agency	15,673	170	—	—	—	—	15,843
RMBS	7,880	43	80	2	7	—	8,012
Foreign corporate	1,792	4,461	463	44	4	—	6,764
State and political subdivision	4,052	59	4	—	—	3	4,118
CMBS	3,377	—	—	—	—	—	3,377
ABS	1,481	235	34	—	—	—	1,750
Foreign government	579	510	133	33	—	—	1,255
Total fixed maturity securities	$44,748	$15,983	$2,058	$739	$34	$3	$63,565
Percentage of total	70.4%	25.1%	3.2%	1.2%	0.1%	—%	100.0%
December 31, 2016
U.S. corporate	$9,978	$10,241	$1,466	$595	$31	$—	$22,311
U.S. government and agency	12,920	170	—	—	—	—	13,090
RMBS	7,726	202	78	1	11	5	8,023
Foreign corporate	1,918	3,898	502	70	5	—	6,393
State and political subdivision	3,905	31	4	—	5	—	3,945
CMBS	3,812	—	—	—	—	—	3,812
ABS	2,343	278	31	—	—	—	2,652
Foreign government	580	457	85	40	—	—	1,162
Total fixed maturity securities	$43,182	$15,277	$2,166	$706	$52	$5	$61,388
Percentage of total	70.3%	24.9%	3.5%	1.2%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both September 30, 2017 and December 31, 2016. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2017		December 31, 2016
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$9,201	31.5%	$8,790	30.6%
Consumer	7,048	24.1	7,168	25.0
Finance	5,631	19.3	5,644	19.6
Utility	4,185	14.3	4,018	14.0
Communications	2,336	8.0	2,319	8.1
Other	809	2.8	765	2.7
Total	$29,210	100.0%	$28,704	100.0%
Structured Securities
We held $13.1 billion and $14.5 billion of structured securities, at estimated fair value, at September 30, 2017 and December 31, 2016, respectively, as presented in the RMBS, commercial mortgage-backed securities (“CMBS”) and ABS sections below.
RMBS
The table below presents our RMBS holdings at:

	September 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,769	59.5%	$201	$5,505	68.6%	$49
Pass-through securities	3,243	40.5	25	2,518	31.4	13
Total RMBS	$8,012	100.0%	$226	$8,023	100.0%	$62
By risk profile:
Agency	$5,348	66.8%	$63	$4,771	59.5%	$8
Prime	355	4.4	21	389	4.8	16
Alt-A	1,243	15.5	85	1,585	19.8	21
Sub-prime	1,066	13.3	57	1,278	15.9	17
Total RMBS	$8,012	100.0%	$226	$8,023	100.0%	$62
Ratings profile:
Rated Aaa/AAA	$5,467	68.2%		$4,955	61.8%
Designated NAIC 1	$7,880	98.4%		$7,726	96.3%
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
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime

RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $1.0 billion and $1.2 billion at September 30, 2017 and December 31, 2016, respectively, with unrealized gains (losses) of $55 million and $17 million at September 30, 2017 and December 31, 2016, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by NRSRO rating and by vintage year at:

	September 30, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$28	$31	$—	$—	$—	$—	$1	$1	$—	$1	$29	$33
2011	273	278	11	12	32	32	—	—	—	—	316	322
2012	88	91	119	122	102	104	2	2	—	—	311	319
2013	102	107	143	144	73	74	—	—	—	—	318	325
2014	230	235	286	291	44	45	—	—	—	—	560	571
2015	888	896	198	200	33	34	—	—	—	—	1,119	1,130
2016	435	436	58	56	28	28	—	—	—	—	521	520
2017	121	121	25	25	11	11	—	—	—	—	157	157
Total	$2,165	$2,195	$840	$850	$323	$328	$3	$3	$—	$1	$3,331	$3,377
Ratings Distribution		65.0%		25.2%		9.7%		0.1%		—%		100.0%

	December 31, 2016
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003—2010	93	95	15	15	—	1	—	—	3	3	111	114
2011	273	279	12	12	32	32	—	—	—	—	317	323
2012	111	114	121	123	102	104	2	2	—	—	336	343
2013	156	160	147	149	71	70	—	—	—	—	374	379
2014	316	319	323	327	54	54	—	—	—	—	693	700
2015	1,051	1,048	238	237	51	51	—	—	—	—	1,340	1,336
2016	536	529	64	62	28	26	—	—	—	—	628	617
Total	$2,536	$2,544	$920	$925	$338	$338	$2	$2	$3	$3	$3,799	$3,812
Ratings Distribution		66.7%		24.2%		8.9%		0.1%		0.1%		100.0%
The tables above reflect NRSRO ratings, including Moody’s Investor Service, S&P, Fitch and Morningstar, Inc. CMBS designated NAIC 1 were 100.0% of total CMBS at both September 30, 2017 and December 31, 2016.

ABS
Our ABS holdings are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2017			December 31, 2016
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$778	44.5%	$6	$1,155	43.6%	$—
Automobile loans	195	11.1	1	356	13.4	1
Consumer loans	271	15.5	5	319	12.0	(1)
Credit card loans	81	4.6	—	208	7.8	3
Student loans	153	8.7	3	160	6.0	(4)
Foreign residential loans	56	3.2	—	84	3.2	—
Other loans	216	12.4	3	370	14.0	(1)
Total	$1,750	100.0%	$18	$2,652	100.0%	$(2)
Ratings profile:
Rated Aaa/AAA	$574	32.8%		$1,106	41.7%
Designated NAIC 1	$1,481	84.6%		$2,343	88.3%
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity and Equity Securities AFS Recognized in Earnings
See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity and Equity Security OTTI Losses Recognized in Earnings
Impairments of fixed maturity and equity securities were $0 and $1 million for the three months and nine months ended September 30, 2017, respectively and $4 million and $23 million for the three months and nine months ended September 30, 2016, respectively. Impairments of fixed maturity securities were $0 and $1 million for the three months and nine months ended September 30, 2017, respectively and $4 million and $22 million for the three months and nine months ended September 30, 2016, respectively. Impairments of equity securities were $0 and less than $1 million for the three months and nine months ended September 30, 2017, respectively and less than $1 million and $1 million for the three months and nine months ended September 30, 2016, respectively.
Credit-related impairments of fixed maturity securities were $0 and $1 million for the three months and nine months ended September 30, 2017, respectively and $4 million and $20 million for the three and nine months ended September 30, 2016, respectively.
 Explanations of changes in fixed maturity and equity securities impairments are as follows:
Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016
The change in overall OTTI losses recognized in earnings on fixed maturity and equity securities was not significant for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016
Overall OTTI losses recognized in earnings on fixed maturity and equity securities were $1 million for the nine months ended September 30, 2017 as compared to $23 million for the nine months ended September 30, 2016. A decrease of $16 million in OTTI losses on U.S. and foreign corporate industrial securities in the current period primarily reflects impairments on energy sector securities in the prior period.

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
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral received from counterparties may not be sold or repledged, unless the counterparty is in default, and is not reflected in the financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2017				December 31, 2016
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$7,039	68.0%	$34	0.5%	$6,523	70.3%	$32	0.5%
Agricultural	2,220	21.4	7	0.3%	1,892	20.4	5	0.3%
Residential	1,098	10.6	4	0.4%	867	9.3	3	0.3%
Total	$10,357	100.0%	$45	0.4%	$9,282	100.0%	$40	0.4%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option (“FVO”). Such amounts are presented in Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, at September 30, 2017 and December 31, 2016, 97% and 96%, respectively, were collateralized by properties located in the U.S. and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	September 30, 2017	December 31, 2016
State
California	25%	25%
New York	16%	15%
Texas	9%	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.

We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2017 and December 31, 2016. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	September 30, 2017	December 31, 2016
State
California	33%	34%
Florida	13%	12%
New York	7%	8%
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30,		December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$1,947	27.7%	$1,748	26.8%
Middle Atlantic	1,673	23.7	1,445	22.1
South Atlantic	1,089	15.5	1,112	17.0
West South Central	738	10.5	686	10.5
East North Central	478	6.8	410	6.3
International	321	4.5	312	4.8
Mountain	257	3.7	258	4.0
New England	212	3.0	215	3.3
West North Central	131	1.9	102	1.6
East South Central	48	0.7	26	0.4
Multi-Region and Other	145	2.0	209	3.2
Total recorded investment	7,039	100.0%	6,523	100.0%
Less: valuation allowances	34		32
Carrying value, net of valuation allowances	$7,005		$6,491
Property Type
Office	$3,176	45.1%	$2,975	45.6%
Retail	1,936	27.6	1,911	29.3
Apartment	867	12.3	630	9.7
Hotel	657	9.3	620	9.5
Industrial	357	5.0	339	5.2
Other	46	0.7	48	0.7
Total recorded investment	7,039	100.0%	6,523	100.0%
Less: valuation allowances	34		32
Carrying value, net of valuation allowances	$7,005		$6,491

Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 4 of the Notes to the Interim

Condensed Consolidated and Combined Financial Statements for information on mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans.
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 50% and 49% at September 30, 2017 and December 31, 2016, respectively, and our average debt service coverage ratio was 2.3x and 2.2x at September 30, 2017 and December 31, 2016, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 42% and 40% at September 30, 2017 and December 31, 2016, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the nine months ended September 30, 2017 and 2016.
Real Estate and Real Estate Joint Ventures
Real estate and real estate joint ventures is comprised of wholly-owned real estate and joint ventures with interests in single property income-producing real estate, and to a lesser extent joint ventures with interests in multi-property projects with varying strategies ranging from the development of properties to the operation of income-producing properties, as well as a runoff portfolio of real estate private equity funds. The carrying values of real estate and real estate joint ventures was $407 million and $215 million, or 0.5% and 0.3% of cash and invested assets, at September 30, 2017 and December 31, 2016, respectively. The Company had less than $1 million in real estate and real estate joint venture properties acquired through foreclosure at September 30, 2017. The Company did not have any real estate or real estate joint venture properties acquired through foreclosure at December 31, 2016.

The estimated fair value of the real estate and real estate joint venture investment portfolios was $568 million and $377 million at September 30, 2017 and December 31, 2016, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $1.7 billion and $1.6 billion at September 30, 2017 and December 31, 2016, respectively, which included $105 million and $210 million of hedge funds at September 30, 2017 and December 31, 2016, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,477	92.9%	$3,622	73.9%
Loans to affiliates (primarily MetLife, Inc.) (1)	—	—	1,090	22.2
Tax credit and renewable energy partnerships	107	4.0	113	2.3
Leveraged leases, net of non-recourse debt	69	2.6	69	1.4
Other	13	0.5	10	0.2
Total	$2,666	100.0%	$4,904	100.0%

(1)	In April 2017, MetLife, Inc. repaid its loans to the Company. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2017, December 31, 2016 and 2015.

•
The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the three months ended September 30, 2017 and 2016 and the years ended December 31, 2016, 2015 and 2014.

See “Business — Description of our Segments, Products and Operations — Variable Annuity Risk Management” and “Business — Description of our Segments, Products and Operations — Run-off — ULSG Market Risk Exposure Management” both included in the Form 10 for more information about our use of derivatives by major hedge programs, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Actuarial Assumption Review.”
Fair Value Hierarchy
See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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

Derivatives categorized as Level 3 at September 30, 2017 include: interest rate total return swaps with unobservable repurchase rates; credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. The estimated fair value of our derivatives priced through independent broker quotations were 1% and 3% at September 30, 2017 and December 31, 2016, respectively.
See Note 6 of the Notes to Interim Condensed Consolidated and Combined Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Credit Risk
See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the balance sheets, and does not affect our legal right of offset.
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2017		December 31, 2016
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$37	$—	$37	$—
Written	1,901	37	1,913	28
Total	$1,938	$37	$1,950	$28
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
Embedded Derivatives
See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the Form 10 for further information on the estimates and assumptions that affect embedded derivatives.

Off Balance Sheet Arrangements
Credit and Committed Facilities
In connection with the Separation, we entered into a term loan facility and a revolving credit facility, which we had access to in connection with the Separation as well as subsequently to support our ongoing operations. Historically, we had access to an unsecured credit facility and certain committed facilities from various banks available to MetLife, Inc. for the benefit of certain companies of Brighthouse Financial, Inc., MetLife, Inc. and certain other subsidiaries of MetLife, Inc. See “—Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit and Committed Facilities” for further descriptions of such arrangements. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 11 of the Notes to the Combined Financial Statements included in the Form 10.
Collateral for Securities Lending, Repurchase Programs and Derivatives
We participate in a securities lending program in the normal course of business for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our balance sheets. The amount of this collateral was $0 million and $27 million at estimated fair value at September 30, 2017 and December 31, 2016, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements, as well as “—Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
From time to time we participate in repurchase and reverse repurchase programs. In connection with these transactions, we obtain fixed maturity securities as collateral from unaffiliated financial institutions, which can be repledged, and which are not recorded on our balance sheets. We had no pledged or repledged securities at either September 30, 2017 or December 31, 2016.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $266 million, and $564 million at September 30, 2017 and December 31, 2016, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 11 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Other
Additionally, we enter into commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments—Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate and Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 11 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the Form 10.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the interim condensed consolidated and combined financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the Form 10. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. A discussion of future policy benefits by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the Form 10.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. A discussion of policyholder account balances by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the Form 10.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit base) less withdrawals. In some cases, the Benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets. See Note 3 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Description of our Segments, Products and Operations — Annuities — Variable Annuities” included in the Form 10 for additional information.
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
The NAR for the GMWB and guaranteed minimum accumulation benefits (“GMAB”) is the amount of guaranteed benefits in excess of the account values (if any) at the balance sheet date. The NAR assumes utilization of benefits by all contractholders at the balance sheet date. For the GMWB benefits, only a small portion of the Benefit base is available for withdrawal on an annual basis. For the GMAB, the NAR would not be available until the GMAB maturity date.
The NAR for the GMWB with lifetime payments (“GMWB4L”) is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream based on current annuity rates, equal to the lifetime amount provided under the guaranteed benefit. For contracts where the GMWB4L provides for a guaranteed cumulative dollar amount of payments, the NAR is based on the purchase of a lifetime with period certain income stream where the period certain ensures payment of this cumulative dollar amount. The NAR represents our potential economic exposure to such guarantees in the event all contractholders were to begin lifetime withdrawals on the balance sheet date regardless of age. Only a small portion of the Benefit base is available for withdrawal on an annual basis.
The NAR for the GMIB is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents our potential economic exposure to such guarantees in the event all contractholders were to annuitize on the balance sheet date, even though the guaranteed amount under the contracts may not be annuitized until after the waiting period of the contract.
A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Description of our Segments, Products and Operations — Annuities — Variable Annuities — Net Amount at Risk” included in the Form 10.
The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at September 30, 2017 and December 31, 2016:

	September 30, 2017 (1)				December 31, 2016 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$46,279	$1,730	$2,979	28.6%	$44,945	$2,334	$3,006	31.0%
GMIB Max w/ Enhanced DB	12,873	2,021	1	0.2%	12,461	2,407	—	<0.1%
GMIB Max w/o Enhanced DB	7,371	4	—	<0.1%	7,098	37	—	<0.1%
GMWB4L (FlexChoiceSM)	2,158	1	2	3.0%	1,519	9	3	5.0%
GMAB	686	1	1	0.3%	697	6	6	42.6%
GMWB	3,364	21	14	2.1%	3,373	41	29	15.0%
GMWB4L	17,976	34	398	18.5%	17,689	96	524	24.0%
EDB Only	3,973	397	—	N/A	3,814	560	—	N/A
GMDB Only (Other than EDB)	19,488	271	—	N/A	18,922	348	—	N/A
Total	$114,168	$4,480	$3,395		$110,518	$5,838	$3,568
__________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-Money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.1 billion at September 30, 2017, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs as well as the life contingent portion of GMIBs and certain GMWBs. Other guarantees are accounted for as embedded derivatives and recorded on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $1.4 billion at September 30, 2017, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the Form 10.

The table below presents the GAAP reserve balances by guarantee type and accounting model at September 30, 2017 and December 31, 2016:

	Reserves
	September 30, 2017			December 31, 2016
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits (1)	Policyholder Account Balances (2)	Total Reserves
	(In millions)
GMDB	$1,134	$0	$1,134	$987	—	$987
GMIB	2,297	1,528	3,825	2,041	2,026	4,067
GMIB Max	385	(162)	223	294	(2)	292
GMAB	—	(14)	(14)	—	1	1
GMWB	—	17	17	—	50	50
GMWB4L	266	45	311	138	268	406
GMWB4L (FlexChoiceSM)	—	4	4	—	15	15
Total	$4,082	$1,418	$5,500	$3,460	$2,358	$5,818
__________

(1)	Does not include amounts assumed from a former affiliate of $102 million of insurance liabilities, which were recaptured at January 1, 2017.

(2)	Does not include amounts assumed from a former affiliate of $460 million of embedded derivatives, which were recaptured at January 1, 2017.
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount, estimated fair value, and primary underlying risk exposure of the derivatives in our existing hedge program for our variable annuity product guarantees at September 30, 2017 and December 31, 2016:

		September 30, 2017			December 31, 2016
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$14,586	$987	$396	$16,551	$1,180	$787
	Interest rate futures	282	—	—	1,288	9	—
	Interest rate options	20,800	99	12	15,520	136	—
Equity Market	Equity futures	2,535	—	11	8,037	38	—
	Equity index options	47,615	827	1,568	37,215	895	934
	Equity variance swaps	14,894	176	607	14,894	140	517
	Equity total return swaps	1,794	—	63	2,855	1	117
	Total	$102,506	$2,089	$2,657	$96,360	$2,399	$2,355
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

Parent Company
Liquidity
In evaluating liquidity it is important to distinguish the cash flow needs of the parent company, Brighthouse Financial, Inc., from the cash flow needs of the combined group of companies. Brighthouse Financial, Inc. is largely dependent on cash flows from its insurance company subsidiaries to meet its obligations. The principal sources of funds available to Brighthouse Financial, Inc. will include dividends and returns of capital from its insurance and non-insurance company subsidiaries, as well as its own cash and short-term investments. Such funds will be paid to Brighthouse Financial, Inc. by BH Holdings, its direct wholly-owned holding company subsidiary. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance company subsidiaries. See “Risk Factors — Capital-Related Risks — As a holding company, Brighthouse Financial, Inc. depends on the ability of its subsidiaries to pay dividends.” See also “— Liquid Assets and Short-term Liquidity.” Additionally, we may be constrained in our payment of dividends from our insurance company subsidiaries pursuant to reserving requirements under actuarial guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Parent Company — Liquidity — Constraints on Parent Company Liquidity” included in the Form 10 for further information on such constraints.
Capital
We expect to maintain adequate liquidity at Brighthouse Financial, Inc., a debt-to-capital ratio of approximately 25% and a funding of $2.0 billion to $3.0 billion of assets in excess of CTE95 to support our variable annuity contracts during normal markets. We define CTE95 as the amount of assets required to satisfy contractholder obligations across market environments in the average of the worst five percent of 1,000 capital markets scenarios over the life of the contracts. As of September 30, 2017, assets above CTE95 were $2.3 billion, unchanged from the second quarter of 2017, and inclusive of (i) a net decrease of approximately $700 million resulting from the 2017 actuarial assumption review; offset by (ii) an increase of approximately $400 million from surplus assets in Brighthouse Financial, Inc.’s insurance subsidiaries that were re-directed to the variable annuities block of business; (iii) an increase of $200 million from capital contributions made to Brighthouse Insurance by Brighthouse Holdings; and (iv) an increase of approximately $100 million from favorable performance from our hedge program.
In anticipation of the Separation, in December 2016, we entered into a $2.0 billion senior unsecured revolving credit facility (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in the Form 10). Additionally, in June 2017 and July 2017, respectively, we issued $3.0 billion of senior notes and entered into a $600 million term loan facility. See “— The Company — Outstanding Debt and Collateral Financing Arrangement” for further information on these financing transactions. On August 3, 2017, $1.8 billion of the pre-Separation financing proceeds were used to fund the distribution to MetLife, Inc.
We may opportunistically look to pursue additional debt financing over time to reach our targeted debt-to-capital ratio of 25% and to refinance borrowings outstanding under our 2017 term loan facility.  Such debt financing may include the incurrence of term loans or senior or subordinated debt securities.  There can be no assurance that we will be able to complete any such debt financing transactions on terms and conditions favorable to us or at all.
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
Liquid Assets and Short-term Liquidity
An integral part of our liquidity management includes managing our levels of liquid assets and short-term liquidity. In connection with the Separation, short-term liquidity and liquid assets were made available from the issuance of the senior notes and from drawdowns under our term loan facility. In addition, any undrawn capacity under our revolving credit facility will be a potential source of liquidity. See “— The Company — Outstanding Debt and Collateral Financing Arrangement.” Finally, in order to manage our capital more efficiently, we have established internal liquidity facilities to provide liquidity within and across the combined group of companies.
At September 30, 2017 and December 31, 2016, Brighthouse Financial, Inc. and certain of its non-insurance company subsidiaries had $776 million and $102 million, respectively, in liquid assets. Of these amounts, $646 million and $0 were held by Brighthouse Financial, Inc. at September 30, 2017 and December 31, 2016, respectively.

Non-insurance company liquid assets are generated through borrowings and dividends and returns of capital from insurance subsidiaries and payments for certain services provided from our insurance and non-insurance subsidiaries, which include but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. Insurance subsidiary dividends are subject to local insurance regulatory requirements, as discussed in “— The Company — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries.” Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateral financing arrangements.
We maintain a substantial short-term liquidity position, which was $238 million and $122 million at September 30, 2017 and December 31, 2016, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives and secured borrowings.
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

	Nine Months Ended September 30,
	2017	2016

Sources:
Operating activities, net	$2,030	$2,605
Investing activities, net	—	—
Changes in policyholder account balances, net	1,195	—
Changes in payables for collateral under securities loaned and other transactions, net	—	3,059
Long-term debt issued	3,589	—
Financing element on certain derivative instruments and other derivative related transactions, net	—	—
Cash received from MetLife in connection with shareholder’s net investment	293	1,726
Total sources	7,107	7,390
Uses:
Investing activities, net	2,554	5,074
Changes in policyholder account balances, net	—	754
Changes in payables for collateral under securities loaned and other transactions, net	2,747	—
Long-term debt repaid	10	21
Collateral financing arrangements repaid	2,797	—
Financing element on certain derivative instruments and other derivative related transactions, net	37	228
Distribution to MetLife, Inc.	1,798	—
Cash paid to MetLife in connection with shareholder’s net investment (1)	668	58
Other, net	26	—
Total uses	10,637	6,135
Net increase (decrease) in cash and cash equivalents	$(3,530)	$1,255
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
The Company. The principal cash inflows from our financing activities come from deposits of funds associated with the Federal Home Loan Bank (the “FHLB”) funding agreements reported within policyholder account balances, lending of securities, prior capital contributions from the former parent and issuances of debt. The principal cash outflows come from withdrawals associated with FHLB funding agreements reported within policyholder account balances, the return of securities on loan, repayments of debt.
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
We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential increase to post or return collateral, reduction to new business sales, and risk of early contractholder and policyholder withdrawals, and lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights on many of our products. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, internal liquidity facilities, collateralized borrowing arrangements, such as from the FHLB, and any undrawn capacity under our revolving credit facility will be a potential source of liquidity.
Liquid Assets and Short-term Liquidity
Liquid assets were $36.8 billion and $31.7 billion at September 30, 2017 and December 31, 2016, respectively. Short-term liquidity was $1.6 billion and $5.0 billion at September 30, 2017 and December 31, 2016, respectively.
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

Capital Management
Our Board and senior management are directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. In connection with the Separation, we undertook various capitalization activities. For example, we have eliminated intercompany financing arrangements with or guaranteed by MetLife. We are targeting a debt-to-total capitalization ratio commensurate with our parent company credit ratings and our insurance company subsidiaries’ financial strength ratings.
Statutory Capital
Our insurance companies have statutory surplus above the level needed to meet current regulatory requirements.
At the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of these insurance company subsidiaries subject to these requirements was in excess of each of those RBC levels.
Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries
Our business is primarily conducted through our insurance company subsidiaries. The table below sets forth the dividends permitted to be paid in 2017 by our primary insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2017.

Company	Paid	Permitted without Approval
	(In millions)
Brighthouse Life Insurance Company	$—	$473
New England Life Insurance Company	$—	$106

There were no cash dividends or returns of capital paid by our non-insurance subsidiaries for either the nine months ended September 30, 2017 or 2016.

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

Long-term Issuer Credit Ratings	A.M. Best	Fitch	Moody's	S&P
	“aaa (Exceptional)” to “c (Poor)”	“AAA (highest rating)” to “D (default)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Financial, Inc. (1)	bbb+	BBB+	Baa3	BBB+

Brighthouse Holdings, LLC (1)	bbb+	BBB+	Baa3	BBB+

______________
(1) Long-term Issuer Credit Rating refers to issuer credit rating, issuer default rating, long-term issuer rating and long-term counterparty credit rating for A.M. Best, Fitch Ratings, Moody’s and S&P Global Ratings, respectively.
Additional information about financial strength ratings and issuer credit ratings can be found on the respective websites of the rating agencies.
Rating agencies may continue to review and adjust our ratings. See Note 8 of the Notes to the Combined Financial Statements included in the Form 10 and Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. See also “Risk Factors — Risks Related to our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.
Related Party Reinsurance Transactions
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. Simultaneously with the Reinsurance Merger in April 2017, certain existing reserve financing arrangements were terminated and replaced with a single financing arrangement supported by a pool of highly rated third-party reinsurers. This financing structure has a total capacity of $10.0 billion and consists of credit-linked notes that each have a term of 20 years. As of November 9, 2017, there were no drawdowns on the facility and there was $8.1 billion of funding available under this arrangement. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” for further information. In April

2017, in connection with the Reinsurance Merger, the $2.8 billion collateral financing arrangement was terminated and the liability was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents, with the remaining assets held in trust returned to MetLife, Inc.
In connection with our reinsurance subsidiary restructuring, we were granted approval from the Delaware Insurance Department to pay a dividend from BRCD to its parent, Brighthouse Insurance. The dividend consisted of (i) $535 million in cash, which was declared and paid in May 2017 and (ii) two surplus notes with an aggregate principal balance payable at maturity of $365 million, which have not yet been issued. All payments of principal and interest on these surplus notes would be subject to the prior approval of the Delaware Insurance Department. BRCD can only make distributions of capital to Brighthouse Insurance over time and subject to the approval of the Delaware Insurance Department. See “ — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries.”
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level that is sufficient to satisfy all of its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes a financing program to cover the difference between full required statutory assets (i.e., XXX/AXXX reserves plus target RBC) and Minimum Initial Target Assets. An admitted deferred tax asset, if any, would also serve to reduce the amount of funding required under this financing program.
Primary Sources of Liquidity and Capital
Liquidity is provided by a variety of funding sources, including funding agreements. Capital is provided by a variety of funding sources, including long-term debt, credit facilities and reserve financing facilities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds.
Our primary funding sources include:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Insurance is a member of the FHLB of Pittsburgh and has obligations outstanding with certain regional banks in the FHLB system. During the nine months ended September 30, 2017 and 2016, we issued $0 and $4.2 billion, respectively, and repaid $50 million and $4.2 billion, respectively, under funding agreements with certain regional FHLBs. At September 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $595 million and $645 million, respectively. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10. Activity related to these funding agreements is reported in the Run-off segment.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Insurance issued fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2017 and 2016, we issued $0 and $1.4 billion, respectively, and repaid $6 million and $3.4 billion, respectively, under such funding agreements. At September 30, 2017 and December 31, 2016, total obligations outstanding under these funding agreements were $138 million and $127 million, respectively. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10. Activity related to these funding agreements is reported in the Run-off segment.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Insurance issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the nine months ended September 30, 2017 and 2016, there were no issuances or repayments under such funding agreements. At September 30, 2017 and December 31, 2016, there were no obligations outstanding under these funding agreements. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10. Activities related to these funding agreements are reported in the Run-off segment.
Credit and Committed Facilities
In connection with the Separation, we entered into a $2.0 billion senior unsecured revolving credit facility, dated as of December 2, 2016, that matures on December 2, 2021 (the “Revolving Credit Facility”) and a $600 million senior unsecured delayed draw term loan facility, dated as of July 21, 2017, that matures on December 2, 2019 (the “2017 Term Loan Facility.”) See “— Parent Company — Capital.” See Note 11 of the Notes to the Combined Financial Statements in the Form 10 and Note 7 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for further information about the term loan facility.

Reinsurance Financing Arrangement
On April 28, 2017, BRCD entered into a financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At September 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
Outstanding Debt and Collateral Financing Arrangement
The following table summarizes our outstanding debt and collateral financing arrangement liability at:

	Interest Rate	Maturity	September 30,	December 31,
			2017	2016
	(Dollars in millions)
Senior notes — unaffiliated	3.700%	2027	$1,489	$—
Senior notes — unaffiliated	4.700%	2047	1,476	—
Surplus notes — affiliated with MetLife, Inc.	8.595%	2038	—	750
Surplus note — affiliated with MetLife, Inc.	5.130%	2032	—	750
Surplus note — affiliated with MetLife, Inc.	6.000%	2033	—	350
Long-term debt — unaffiliated (1), (2)	7.028%	2030	36	37
Term loan — unaffiliated	LIBOR plus 1.5%	2019	600	—
Total long-term debt			$3,601	$1,887

Collateral financing arrangement	3-month LIBOR plus 0.70%	2037	$—	$2,797
_________

(1)
Excludes $14 million and $23 million at September 30, 2017 and December 31, 2016, respectively, of long-term debt relating to CSEs — FVO. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. For more information regarding long-term debt, see Note 11 of the Notes to the Combined Financial Statements included in the Form 10.

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
On April 28, 2017, surplus note obligations with MetLife, Inc. totaling $1.1 billion, which were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a non-cash exchange for $1.1 billion of loans outstanding from MetLife.
Term Loan Facilities
Effective with the issuances of the Senior Notes, total commitments under Brighthouse Financial, Inc.’s former $3.0 billion term loan facility entered into on December 2, 2016 (the “2016 Term Loan Facility”) were reduced by approximately $2.5 billion. On July 21, 2017, concurrently with entering into the 2017 Term Loan Facility (as discussed below), we terminated the 2016 Term Loan Facility, without penalty. We expensed $7 million of capitalized costs related to the termination in the third quarter of 2017.
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
On July 21, 2017, concurrently with entering into the 2017 Term Loan Facility, Brighthouse Financial, Inc. terminated the 2016 Term Loan Facility, without penalty. Brighthouse Financial, Inc. recognized $7 million of capitalized costs, included in other expenses, related to the termination in the third quarter of 2017.
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
Committed Facilities and Reinsurance Financing Arrangement
On April 28, 2017, MetLife, Inc. and MetLife Reinsurance Company of Vermont terminated the $4.3 billion committed facility, and MetLife, Inc. and MRSC terminated the $3.5 billion committed facility.
On April 28, 2017, BRCD entered into a financing arrangement with a pool of highly rated third party reinsurers and a total capacity of $10.0 billion. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At September 30, 2017, there were no drawdowns on such notes and there was $8.1 billion of funding available under this arrangement.
Debt and Facility Covenants
The Company’s debt instruments and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the 2017 Term Loan Facility and the Revolving Credit Facility contain financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. The Company is not aware of any non-compliance with these financial covenants at September 30, 2017.
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
Debt Repayments
See “— Outstanding Debt and Collateral Financing Arrangement” for information on long-term debt.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products, and annuity products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the nine months ended September 30, 2017 and 2016, general account surrenders and withdrawals from annuity products were both $1.7 billion.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2017 and December 31, 2016, we were obligated to return cash collateral pledged to the Company of $778 million and $749 million, respectively. At September 30, 2017 and December 31, 2016, we had pledged cash collateral of $21 million and $765 million, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for additional information about collateral pledged to us and collateral we pledge.
We pledged collateral from time to time in connection with funding agreements. See Note 4 of the Notes to the Combined Financial Statements included in the Form 10.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.9 billion and $6.6 billion at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $1.5 billion and $2.1 billion at September 30, 2017 and December 31, 2016, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2017 and December 31, 2016 was $1.4 billion and $2.1 billion, respectively, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 16 of the Notes to the Combined Financial Statements included in the Form 10 and Note 11 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict or determine the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations, it is possible that an adverse outcome in certain cases could have a material adverse effect upon our financial position, based on information currently known by us, in our opinion, the outcome of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our net income or cash flows in particular quarterly or annual periods.
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
Historically, MetLife, Inc. had a net worth maintenance agreement with Brighthouse NY. Under this agreement, as amended, MetLife, Inc. had historically agreed to cause Brighthouse NY to meet specified capital and surplus levels and liquidity necessary to enable it to meet its current obligations on a timely basis. In connection with the Separation, this support agreement was terminated.

Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Future Adoption of New Accounting Pronouncements
See Note 1 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.

Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “will,” “intend,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, statements regarding the Separation including the expected benefits thereof, the recapitalization actions, including the expected benefits thereof, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operations and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse, its subsidiaries and affiliates. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased counterparty risk due to guarantees within certain of our products;

•	the effectiveness of our exposure management strategy and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	the additional reserves we will be required to hold against our variable annuities as a result of actuarial guidelines;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	our degree of leverage following the Separation due to indebtedness incurred in connection with the Separation;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes booked to us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related matters and agreements including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of proposed legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in this report and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in the Form 10, in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, Brighthouse Financial, Inc.’s subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures Brighthouse Financial Inc. makes on related subjects in reports to the SEC.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2017.
Changes in Internal Controls Over Financial Reporting
Historically, the Company has relied on certain financial, administrative and other resources of MetLife, Inc. to operate our business until the Separation on August 4, 2017. In connection with the Separation, the Company has undergone a redesign of several business processes. As business processes change related to this redesign, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We have entered into service agreements with MetLife, Inc. under which MetLife, Inc. will provide some of these services to us on a transitional basis. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) “Business — Litigation and Regulatory Matters” included in the Form 10; (ii) Part II Item 1, of our Second Quarter Form 10-Q; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements in Part I of this report.
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named NELICO in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. In August of 2016, a trial of claims by one of the 98 plaintiffs, Christine Ramirez, resulted in a verdict against MetLife, Inc., MetLife Securities, and NELICO for approximately $200 thousand in compensatory damages and $15 million in punitive damages. On November 30, 2016, Ramirez consented to the court’s reduction of punitive damages to approximately $7 million. The judgment against NELICO is approximately $2.7 million. The defendants have filed a notice appealing this judgment to the Second Appellate District of the State of California. On May 2, 2017, the court awarded plaintiff approximately $6.5 million in attorneys’ fees and costs. The defendants have appealed this decision. A settlement in principle has been reached with 97 of the plaintiffs, including Ramirez.
In addition to the matter discussed above, various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Item 1A. Risk Factors
You should carefully consider the factors described below, in addition to the other information set forth in the Quarterly Report on Form 10-Q. These risk factors are important to understanding the contents of this Quarterly Report on Form 10-Q and our other reports. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
The materialization of any risks and uncertainties set forth below or identified in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” above.
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly affected by the value of guaranteed minimum benefits (“GMxBs”)

contained in many of our variable annuities being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting policyholder perception of us, including perceptions arising from adverse publicity. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency.
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our risk-based capital ratio and the amount of variable annuity assets we hold in excess of CTE95 and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements, which change from time to time, the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we must increase them. Such increases would adversely affect our earnings and could have a material adverse effect on our results of operations and financial condition including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as a material adverse effect on the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Policyholder Liabilities.”
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including guaranteed minimum death benefits (“GMDBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). While we continue to have guaranteed minimum income benefits (“GMIBs”) in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contractholders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with those products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and depending on the magnitude of any such increase, could materially and adversely affect our financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as the financial strength ratings which are necessary to support our product sales. See “Business — Description of our Segments, Products and Operations — Variable Annuity Risk Management” included in the Form 10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Actuarial Assumption Review.”
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. On an annual basis we review key actuarial assumptions used to record our variable annuity liabilities, including those assumptions regarding policyholder behavior. Changes to assumptions based on our annual actuarial assumption review in future years could result in an increase in the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Actuarial Assumption Review.”

We also use hedging and other risk management strategies to mitigate the liability exposure primarily related to capital market risks. These strategies involve the use of reinsurance and derivatives, which may not be completely effective. For example, in the event that reinsurers, derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. See “— Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital.”
In addition, capital markets hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance operating companies. See “Business — Description of our Segments, Products and Operations — Annuities — Current Products — Variable Annuities” included in the Form 10 for further consideration of the risks associated with guaranteed benefits.
Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital
We have recently completed, the process of modifying our variable annuity exposure management strategy to emphasize as an objective the mitigation of the potential adverse effects of changes in equity markets and interest rates on our statutory capitalization and statutory distributable cash flows. The principal focus of our exposure risk management program is to maintain assets supporting our variable annuity contract guarantees at the variable annuity target funding level, which we intend to be CTE95 (the “Variable Annuity Target Funding Level”).
We intend to hold assets supporting our variable annuity contracts at our Variable Annuity Target Funding Level to sustain asset adequacy during modest market downturns without the use of derivative instruments and, accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. We intend to focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete contractholder account values and may increase long-term guarantee claims. We also intend to make greater use of longer dated derivative instruments. However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that the approvals we request, if any, will be obtained and whether any such approvals would be subject to qualifications, limitations or conditions. In addition, the hedging instruments we enter into may not effectively offset the costs of variable annuity contract guarantees or may otherwise be insufficient in relation to our obligations. If our capital is depleted in the event of persistent market downturns, we will need to replenish it by holding additional capital, which we may have allocated for other uses, or purchasing additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, changes from period to period in the valuation of our policyholder benefits and claims and net derivative gains (losses) may result in more significant volatility, which in certain circumstances could be material, to our results of operations and financial condition under GAAP and the statutory capital levels of our insurance subsidiaries than has been the case historically.
In addition, estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The use of assets and derivative instruments may not effectively mitigate the effect of changes in policyholder behavior.
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ and such costs may not be recovered in the pricing of the underlying products we offer. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization and liquidity. See “Business — Description of our Segments, Products and Operations — Variable Annuity Risk Management” included in the Form 10 and “ — Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased counterparty risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Actuarial Assumption Review.”
Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility
We intend to more actively manage the market risk sensitivity related to our in-force ULSG exposure specifically to adapt to changes in interest rates.

We have utilized our NY Regulation 126 Cash Flow Testing (“ULSG CFT”) modeling approach as the basis for setting our ULSG asset requirement target for our affiliated reinsurance companies. For the business that remains in the operating companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves under stressed conditions, which, taken together with our ULSG asset requirement target of our affiliated reinsurers, comprises our total ULSG asset requirement target (“ULSG Target”). Under this approach we assume that interest rates remain flat or decline as compared to current levels and our actuarial assumptions include a provision for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by maintaining ULSG Assets at or in excess of our ULSG Target in different interest rate environments. We define “ULSG Assets” as (i) total general account assets supporting statutory reserves and capital, and (ii) interest rate derivative instruments dedicated to mitigate ULSG interest rate exposures.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. We primarily use interest rate swaps to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. We have implemented a dedicated interest rate risk mitigation program for our ULSG business. This risk mitigation strategy may negatively impact the GAAP equity and net income of Brighthouse Financial, Inc. in circumstances in which interest rates are rising. Under rising interest rates, our ULSG Target will likely decline, whereas our reported ULSG GAAP liabilities are predominately insensitive to market conditions.
This risk mitigation strategy will likely result in higher net income volatility due to the insensitivity of GAAP liabilities to changes in interest rates. Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient in relation to our objectives. In addition, the assumptions we make in connection with our risk mitigation strategy may fail to reflect or correspond to actual long-term exposure to our ULSG policyholder obligations. If our liquid investments are depleted we will need to replenish our liquid portfolio by selling higher-yielding less liquid assets, which we may have allocated for other uses. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization or liquidity. See “Business — Description of our Segments, Products and Operations — Run-off — ULSG Market Risk Exposure Management” included in the Form 10.
We may be required to hold additional statutory reserves against our variable annuities as a result of AG 43, which could impair our ability to make distributions to our shareholders
We are required to calculate the statutory reserves which support our variable annuity products in conformity with AG 43. The principal components of the AG 43 reserve calculation are a calculation referred to as the Conditional Tail Expectation Amount (the “CTE Amount”) utilizing stochastic analysis across 1,000 capital market scenarios and a deterministic calculation based on a single standard scenario (the “Standard Scenario Reserve Amount”). The reserves we carry for our variable annuity contracts are required under AG 43 to include the greater of the CTE Amount or the Standard Scenario Reserve Amount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Parent Company — Liquidity — Constraints on Parent Company Liquidity” included in the Form 10.
We intend to support our variable annuity contracts with assets which are $2.0 billion to $3.0 billion in excess of the average amount of assets required under CTE95. Under our Base Case Scenario (which, although we believe reasonable, does not incorporate all capital markets and other scenarios relevant to asset adequacy and reserving) in the early years following the distribution we anticipate the assets we hold to support our variable annuity contracts at CTE95 will exceed the amount required by AG 43. Under this scenario, we anticipate that beginning in approximately 2020 under AG 43 as currently in effect the Standard Scenario Reserve Amount will exceed the amount that would be required to be held consistent with CTE95 (although still less than CTE95 plus $2.0 billion to $3.0 billion), and that the amount of such excess will increase materially in subsequent years.
During the period that the Standard Scenario Reserve Amount materially exceeds CTE95, our insurance company subsidiaries’ RBC ratios and surplus will be adversely affected to the extent we make distributions to our shareholders. Notwithstanding this impact, and although no assurances can be given, under our Base Case Scenario we believe that during this period our excess reserving requirements under the standard scenario will allow us to maintain our Combined RBC ratio, surplus and financial strength ratings at levels necessary to market and sell our products in accordance with our business plan. If anticipated regulatory reform fails to bring AG 43 calculations in line with current RBC C3 Phase II requirements, which require us to hold assets to support our variable annuity contracts at a CTE90 standard, we may be required to pay extraordinary dividends from Brighthouse Insurance, which would be subject to regulatory approval, in order to make distributions to our shareholders. Furthermore, absent such regulatory reform, we may seek regulatory relief or engage in transactions, including restructuring or financing transactions, to mitigate the effect of the standard scenario on the surplus and RBC ratios of our insurance company subsidiaries.
The primary objective of our variable annuity exposure management program is to mitigate the impact on our statutory balance sheet from any increase in CTE95 total asset requirements under capital market stress conditions. We seek to accomplish this by using derivatives instruments together with holding $2.0 billion to $3.0 billion in excess of the CTE95 requirement to fund the first dollar increase in CTE95 requirements under stressed capital market conditions. We do not currently intend our exposure management program to address any potential increase in excess standard scenario requirements above CTE95 under stressed market conditions. Under moderate to extreme market conditions, this may result in deterioration in the RBC ratio of our insurance company subsidiaries, until capital markets recover, although under these conditions we still expect to maintain the RBC ratio of our insurance company subsidiaries significantly in excess of minimum regulatory requirements. Our current intentions notwithstanding, we may, in the future, opportunistically consider adding incremental hedge protection to mitigate the impact of capital market stress conditions on standard scenario reserve funding requirements in excess of CTE95.
No assurances can be given that the assumptions underlying our Base Case Scenario can or will be realized. In addition, our liquidity, statutory capitalization, results of operations and financial condition may be affected by a broad range of capital market scenarios, which, depending on whether they positively or adversely affect account values, could materially positively or adversely affect our reserving requirements under AG 43. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Parent Company — Liquidity — Constraints on Parent Company Liquidity” and “Business — Description of our Segments, Products and Operations — Variable Annuity Risk Management” included in the Form 10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Actuarial Assumption Review.”
A sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products could have a material adverse effect on our results of operations, capitalization and financial condition
Future policy benefit liabilities for GMDBs and GMLBs under our variable annuity contracts are based on the value of the benefits we expect to be payable under such contracts in excess of the contractholders’ projected account balances. We determine the fees we charge for providing these guarantees in substantial part on the basis of assumptions we make with respect to the growth of the account values relating to these contracts, including assumptions with respect to investment performance. If the actual growth in account values differs from our initial assumptions we may need to increase or decrease the amount of future benefit liabilities we record to the extent that other factors we consider in estimating the expected value of benefits payable, including policyholder behavior, do not offset the impact of changes in our assumptions with respect to investment performance. Although extreme declines or shocks in equity markets and interest rates can increase the level of reserves we need to hold to fund guarantees, other types of economic scenarios can also impact the adequacy of our reserves. For example, certain scenarios involving sustained stagnation in equity markets and low interest rates would adversely affect growth in account values and could require us to materially increase our benefit liabilities. As a result, in the absence of incremental management actions and not taking into account the effects of new business, our ability to retain the ratings necessary to market and sell our products, as well as our ability to repay or refinance indebtedness for borrowed money, could be materially adversely affected and our solvency could be impaired.
Elements of our business strategy are new and may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual life insurance and annuity markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We intend to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility. See “Business — Our Business Strategy” included in the Form 10.
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to less diverse product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributions may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “ —  General Risks — We may experience difficulty in marketing and distributing products through our distribution channels.” We may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs as a result of our Separation from MetLife, as well as the cost and duration of transitional services agreements. See “Certain Relationships and Related Person Transactions” included in the Form 10. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.

We incurred significant indebtedness in connection with the Separation that for a period of time will not provide us with liquidity or interest-expense tax deductions and the terms of which could restrict our operations and use of funds that may result in a material adverse effect on our results of operations and financial condition
We incurred substantial indebtedness in connection with the Separation in the form of debt securities and bank debt issued to investors and third-party lenders. These initial borrowings, and any further borrowings, may reduce our capacity to access credit markets for additional liquidity until such time as our equity and credit position are strengthened. We used a significant portion of the proceeds of these initial borrowings to make a distribution to MetLife as partial consideration for MetLife’s transfer of assets to Brighthouse and, accordingly, we are required to service the initial borrowings with cash at Brighthouse and dividends from our insurance companies and other operating company subsidiaries. The funds needed to service these initial borrowings will not be available to meet any short-term liquidity needs we may have, invest in our business or pay dividends on our common stock. Furthermore, Brighthouse Financial, Inc. was incorporated in 2016 and our life insurance subsidiaries were transferred to it on July 28, 2017. Pursuant to current IRS regulations, Brighthouse Financial, Inc. will not be permitted to join in the filing of a U.S. consolidated federal income tax return with our insurance subsidiaries for a period of five taxable years following the Distribution. As a result, during such time we may not be able to fully deduct the interest payments on certain initial indebtedness we incurred at the Brighthouse Financial, Inc. level in connection with the Separation or certain other borrowings from the taxable income of our insurance subsidiaries during such five-year period.
We entered into a $2.0 billion unsecured revolving credit facility, dated as of December 2, 2016, that matures on December 2, 2021 (the “Revolving Credit Facility”) and a $600 million senior unsecured term loan facility, dated as of July 21, 2017, that matures on December 2, 2019 (the “2017 Term Loan Facility” and together with the Revolving Credit Facility, the “Brighthouse Credit Facilities”). We borrowed the full $600 million under the 2017 Term Loan Facility and issued $1.5 billion aggregate principal amount of 3.700% Senior Notes due 2027 (the “2027 Senior Notes”) and $1.5 billion aggregate principal amount of 4.700% Senior Notes due 2047 (the “2047 Senior Notes” and together with the 2027 Senior Notes, the “Senior Notes”) on June 22, 2017 to third party investors.
We have historically relied upon MetLife for working capital requirements on a short-term basis and for other financial support functions. We are no longer able to rely on MetLife’s earnings, assets or cash flow, and we are responsible for servicing our own debt, obtaining and maintaining sufficient working capital and paying dividends. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. In addition, our substantial leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. Our substantial leverage could also impede our ability to withstand downturns in our industry or the economy in general. See “ — Risks Related to Our Business — We incurred significant indebtedness in connection with the Separation that for a period of time will not provide us with liquidity or interest-expense tax deductions and the terms of which could restrict our operations and use of funds that may result in a material adverse effect on our results of operations and financial condition.”
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, including the Revolving Credit Facility, the 2017 Term Loan Facility and the Senior Notes, we may not be able to incur additional indebtedness under the Revolving Credit Facility and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately.
The Brighthouse Credit Facilities contain certain administrative, reporting, legal and financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Parent Company — Capital” included in this Quarterly Report on Form 10-Q and “Recapitalization” included in the Form 10. Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition.
Our ability to make payments on and to refinance our indebtedness, including the debt retained or incurred pursuant to the distribution as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns, primarily due to our variable annuity business. See “Management’s Discussion and Analysis of Financial Condition

and Results of Operations — Liquidity and Capital Resources — Parent Company — Capital”. Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavioral, and other factors that are beyond our control.
The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including significant business and legal entity restructuring, limited new business investment, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the insurance industry could be impaired. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such indebtedness could proceed against the collateral securing that indebtedness.
A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contractholder and policyholder obligations, and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
Downgrades in our financial strength ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products and annuity products;

•	adversely affecting our relationships with independent sales intermediaries;

•	increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	providing termination rights for the benefit of our derivative instrument counterparties;

•	providing termination rights to cedents under assumed reinsurance contracts;

•	adversely affecting our ability to obtain reinsurance at reasonable prices, if at all; and

•	subjecting us to potentially increased regulatory scrutiny.
Certain rating agencies took initial rating actions in response to the initial filing on October 5, 2016 of the registration statement on Form 10, and certain rating agencies took additional rating actions during 2017. For a listing of our current ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies.”
Credit ratings are opinions of each agency with respect to specific securities and contractual financial obligations and the issuer’s ability and willingness to meet those obligations when due, and are important factors in our overall financial profile, including funding profiles, and our ability to access certain types of liquidity. Downgrades in our credit or financial strength ratings or changes to our rating outlook could have a material adverse effect on our financial condition and results of operations in many ways, including limiting our access to distributors, restricting our ability to generate new sales because our products depend on strong financial strength ratings to compete effectively, limiting our access to capital markets, and potentially increasing the cost of debt, which could adversely affect our liquidity.
In view of the difficulties experienced by many financial institutions as a result of the financial crisis and ensuing global recession, including our competitors in the insurance industry, we believe it is possible that the NRSROs will continue to heighten the level of scrutiny that they apply to insurance companies, will continue to increase the frequency and scope of their credit reviews, will continue to request additional information from the companies that they rate, and may adjust upward the capital and other requirements employed in the models for maintenance of certain ratings levels. Our ratings could be downgraded at any time and without notice by any NRSRO. Any such downgrade could result in a reduction in new sales of our insurance products, which could have a material adverse effect on our results of operations. See “Business — Select Financial Targets — Exposure Management of Our VA In-Force — Sensitivity of Our Variable Annuity Target Funding Level to Capital Markets” included in the Form 10.

Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, our insurance subsidiaries purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. In certain circumstances, the price of reinsurance for business already reinsured may also increase. Also, under certain of our reinsurance arrangements, it is common for the reinsurer to have a right to increase reinsurance rates on in-force business if there is a systematic deterioration of mortality in the market as a whole. Any decrease in the amount of reinsurance will increase our risk of loss and any increase in the cost of reinsurance will, absent a decrease in the amount of reinsurance, reduce our earnings. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business - Annuity and Life Reinsurance” included in the Form 10.
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations. See “Business - Annuity and Life Reinsurance” included in the Form 10.
In addition, we use derivatives to hedge various business risks. We enter into a variety of derivatives, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties on a bilateral basis for uncleared OTC derivatives and with clearing brokers and central clearinghouses for OTC-cleared derivatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
Extreme mortality events resulting from catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred three times in the last century. The likelihood, timing, and severity of a future pandemic cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. A catastrophic event or multiple catastrophic events could have a material adverse effect on our results of operations and financial condition. Conversely, improvements in medical care and other developments which positively affect life expectancy can cause our assumptions with respect to longevity, which we use when we price our products, to become incorrect and, accordingly, can adversely affect our results of operations and financial condition.
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life products subject to the National Association of Insurance Commissioners (the “NAIC”) Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), and ULSG subject to NAIC Actuarial Guideline 38 (“Guideline AXXX”). Following the receipt of all approvals from applicable regulators, effective April 28, 2017, we merged certain of our affiliate reinsurance companies into Brighthouse Reinsurance Company of Delaware (“BRCD”), a licensed reinsurance subsidiary of Brighthouse. This single, larger reinsurance subsidiary provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsured liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will materialize. BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers, with financing at a lower cost than previous financing arrangements, which were terminated effective April 28, 2017. The restructured financing facility has a term of 20 years, but the liabilities being supported by such facility have a duration, in some cases, of more than 30 years. Therefore, we may need to refinance this facility in the future and any such refinancing may not be at costs attractive to us or may not be available at all. If such financing cannot be obtained on favorable terms, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected. See “Formation of Brighthouse and the Restructuring — Formation of Brighthouse — Certain Affiliated Reinsurance Companies” included in the Form 10.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements, and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement them, and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. AG 48 does not apply to policies included under reinsurance agreements that were in existence as of January 1, 2015.
In December 2016, the NAIC adopted a revised version of AG 48 (“Updated AG 48”), which applies to new policies issued and new reinsurance transactions entered into on or after January 1, 2017, and which, among other things, includes revisions to the actuarial method used to determine the required level of assets permitted to back statutory reserves and to the exemptions from the actuarial guideline’s requirements. The requirements of Updated AG 48 became effective as of January 1, 2017 in all states, without any further action necessary by state legislatures or insurance regulators to implement them. Updated AG 48 does not apply to policies included under reinsurance agreements that were in existence prior to January 1, 2017. In December 2016, the NAIC also adopted a new model regulation containing the same substantive requirements as Updated AG 48. This new model regulation now has to be adopted by the states. The model regulation will generally replace Updated AG 48 in a state upon the state’s adoption of the model regulation. To the extent the types of assets permitted under AG 48, Updated AG 48 and/or under the new model regulation to back statutory reserves relating to these captive transactions are not available in the future to back such transactions, we would not be able to take some or all statutory reserve credit for such transactions and could consequently be required to materially affect the statutory capitalization of Brighthouse Insurance, which would materially and adversely affect our financial condition.
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We compete with a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Annuity and Life Competition” included in the Form 10.
We have limited control over many of our costs. For example, we have limited control over the cost of third-party reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our results of operations and financial condition. As a publicly traded company, if we hold substantially more capital than is needed to support credit ratings that are commensurate with our business strategy, over time, our competitive position could be adversely affected.

In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the life insurance industry and within the broader financial services industry. See “Regulation” included in the Form 10.
The failure of third parties to provide various services that are important to our operations could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, we entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. We may further reduce the remaining in-scope systems in the future. We intend to focus on further outsourcing opportunities with third-party vendors after the Transition Services Agreement, Investment Management Agreements and other agreements with MetLife companies expire. See “—  Risks Related to Our Separation from, and Continuing Relationship with, MetLife.” The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. We may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms” for information regarding the potential effect that the Separation of our business from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected. In addition, if a third-party provider fails to provide the core administrative, operational, financial, and actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “—  Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
If our business does not perform well, we may be required to recognize an impairment of long-lived assets or to establish a valuation allowance against the deferred income tax asset, which could adversely affect our results of operations or financial condition
Long-lived assets, including assets such as real estate, require impairment testing. This testing is done to determine whether changes in circumstances indicate that we will be unable to recover the carrying amount of the asset group. Such writedowns could have a material adverse effect on our results of operations or financial position.
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. In addition, changes in the corporate tax rates could affect the value of our deferred tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
If our business does not perform well or if actual experience versus estimates used in valuing and amortizing DAC and VOBA vary significantly, we may be required to accelerate the amortization and/or impair the DAC and VOBA, which could adversely affect our results of operations or financial condition
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition of new and renewal insurance business are deferred and referred to as DAC. Value of business acquired (“VOBA”) represents the excess of book value over the estimated fair value of acquired insurance and annuity contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operational expenses, investment returns, nonperformance risk adjustment and other factors. DAC and VOBA related to fixed and variable life and deferred annuity contracts are amortized in proportion to actual and expected future gross profits and for most participating contracts in proportion to actual and expected future gross margins. The amount of future gross profit or margin is dependent principally on investment returns in excess of the amounts credited to policyholders, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, creditworthiness of reinsurance counterparties and certain economic variables, such as inflation. Of these factors, we anticipate that investment returns are most likely to impact the rate of amortization of DAC for the aforementioned contracts.

If actual gross profits or margins are less than originally expected, then the amortization of such costs would be accelerated in the period the actual experience is known and would result in a charge to net income. Significant or sustained equity market declines could result in an acceleration of amortization of DAC and VOBA related to variable annuity and variable life contracts, resulting in a charge to net income. Such adjustments could have a material adverse effect on our results of operations or financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs and Value of Business Acquired” included in the Form 10 for a discussion of how significantly lower net investment spreads may cause us to accelerate amortization, thereby reducing net income in the affected reporting period.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the United States, we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition, our ability to receive dividends from our insurance subsidiaries and meet our obligations at our holding company. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.
At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve may reduce the size of its balance sheet and continue to raise interest rates as it unwinds the monetary accommodation put in place after the Global Financial Crisis, while other major central banks may continue to pursue accommodative, unconventional monetary policies. Uncertainties associated with the United Kingdom’s (the “U.K.”) proposed withdrawal from the European Union (the “EU”) and concerns about the political and/or economic stability of Puerto Rico and certain countries outside the EU have also contributed to market volatility in the United States. This market volatility has affected, and may continue to affect the performance of the various asset classes in which we invest, as well as separate account values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments - Current Environment” included in this Quarterly Report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Trends and Uncertainties - Financial and Economic Environment” included in the Form 10.
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on the statutory capital and earnings of our insurance subsidiaries as well as impair our financial strength ratings.
Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to our affiliated reinsurer. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. The Trump administration has released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval by a department or agency head appointed or designated by President Trump, and has issued an executive order that calls for a comprehensive review of Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). Also, on June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. We cannot predict what other proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital
The capital and credit markets may be subject to periods of extreme volatility. Disruptions in capital markets could adversely affect our liquidity and credit capacity or limit our access to capital which may in the future be needed to operate our business and meet policyholder obligations.
We need liquidity at our holding company to pay our operational expenses, pay interest on indebtedness we may incur as of or following completion of the distribution and dividends on our capital stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
For our insurance company subsidiaries, the principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, and cash flow from our investment portfolio to the extent consisting of cash and readily marketable securities.
In the event capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have such an impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our credit ratings and credit capacity, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “Investments-Related Risks - Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements - Collateral for Securities Lending, Repurchase Programs and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources —  The Company — Liquidity.”
Such conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital necessary to grow our business. See “ —  Regulatory and Legal Risks —  Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period
We are exposed to significant financial and capital markets risks both in the United States and in global markets generally to the extent they influence U.S. financial and capital markets, including changes in interest rates, credit spreads, equity markets, real estate markets, the performance of specific obligors, including governments, included in our investment portfolio, derivatives and other factors outside our control. From time to time we may also have exposure through our investment portfolio to foreign currency and commodity price volatility.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support obligations under such contracts. Our net investment spread is a key component of our net income.
We are affected by the monetary policies of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively, with the Federal Reserve Board, the “Federal Reserve”) and other major central banks, as such policies may adversely impact the level of interest rates and, as discussed below, the income we earn on our investments or the level of product sales.
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates, and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Policyholder Liabilities.”
Our estimation of future net investment spreads is an important component in the amortization of DAC and VOBA. Significantly lower than anticipated net investment spreads reduce our net income and may cause us to accelerate amortization, thereby reducing net income in the affected reporting period and thereby potentially negatively affecting our credit instrument covenants or rating agency assessment of our financial condition.
During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition, ability to take dividends from operating insurance companies and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. We, therefore, may have to accept a lower credit spread and, thus, lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA, which reduces net income and potentially negatively affects our credit instrument covenants and rating agency assessment of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.

We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or interest rate mismatch strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our fixed income investments relative to our interest sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk.”
In addition, while we use a risk mitigation strategy relating to our ULSG portfolio intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our results of operations and financial condition. See “Business — Description of our Segments, Products and Operations — Run-off — ULSG Market Risk Exposure Management” included in the Form 10.
Significant volatility in the markets could cause changes in the risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility. Market price volatility can make it difficult to value certain of our securities if trading becomes less frequent, as was the case, for example, during the financial crisis commencing in 2008. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. If there is a resumption of significant volatility in the markets, it could cause changes in credit spreads and defaults and a lack of pricing transparency which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.” An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because these products generate fees related primarily to the value of separate account assets and other assets under management, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investments supporting those products and services. The variable annuity business in particular is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline or stagnate. We seek to mitigate the impact of such increased potential benefit exposures from market declines through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, to the extent available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging. See “Business — Description of our Segments, Products and Operations — Annuities — Current Products — Variable Annuities” included in the Form 10 for details regarding sensitivity of our variable annuity business to capital markets.
In addition, a portion of our investments are in leveraged buy-out funds, hedge funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. See “ — Investments-Related Risks - Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.” In addition, we rely, and expect to continue to rely, on MLIA for a period to provide the services required to manage the portfolio.

Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial, agricultural and residential real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes, which have recently been declining. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows. In addition, we rely, and expect to continue to rely, on MLIA for a period to provide the services required to manage the portfolio.
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities, including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Derivatives risk
We use the payments we receive from counterparties pursuant to derivative instruments we have entered into to offset future changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the impacted businesses.
Summary
In addition to the economic or counterparty risks described above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions, we are also exposed to volatility risk with respect to any one or more of these economic risks. Significant volatility in the markets could cause changes in the risks set forth above which, individually or in tandem, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. See “Regulation” included in the Form 10. Our insurance company operating subsidiaries are domiciled in Delaware, Massachusetts and New York. Each entity is subject to regulation by its primary state regulator, and is also subject to other regulation in states in which it operates.
NAIC - Existing and proposed insurance regulation
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. State insurance regulators may act independently or adopt regulations proposed by the NAIC. State insurance regulators and the NAIC regularly re-examine existing laws and regulations applicable to insurance companies and their products. Some NAIC pronouncements take effect automatically in the various states, particularly with respect to accounting issues. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. Changes in existing laws and regulations, or in interpretations thereof, can sometimes lead to additional expense for the insurer and, thus, could have a material adverse effect on our financial condition and results of operations.
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. This could impact our competitiveness and have a material adverse effect on our results of operations and financial condition. See “— Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity.”
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report covering several sets of recommendations regarding AG 43 and RBC C3 Phase II reserve requirements. These recommendations generally focus on (1) addressing inconsistencies between the statutory reserve and RBC regimes, (2) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (3) removing the non-economic volatility in statutory total asset requirements and the resulting solvency ratios and (4) facilitating greater harmonization across insurers and products for greater comparability. An updated variable annuity reserve and capital framework proposal was presented at the August 2016 NAIC meeting, followed by a 90-day comment period on the proposal. This updated proposal included the initial recommendations from 2015, but also some new aspects. The standard scenario floor for reserves may incorporate multiple paths instead of the current single deterministic scenario, also known as the standard scenario. The stochastic calculations may include alternative calibration criteria for equities and other market risk factors, and the RBC C3 Phase II component may reflect a new level of capitalization. The NAIC is continuing its consideration of these recommendations. These recommendations, if adopted, would likely apply to all existing business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility as well as prescribed assumptions for policyholder behavior. It is not possible at this time to predict whether the amount of reserves or capital required to support our variable annuity contracts would increase or decrease if the NAIC adopts any new model laws, regulations and/or other standards applicable to variable annuity business after considering such recommendations, nor is it possible to predict the materiality of any such increase or decrease. It is also not possible to predict the extent to which any such model laws, regulations and/or other standards would affect the effectiveness and design of our risk mitigation and hedging programs. Furthermore, no assurances can be given to whether any such model laws, regulations and/or other standards will be adopted or to the timing of any such adoption.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled: in Delaware, the Delaware Department of Insurance implemented PBR on January 1, 2017;in New York, the NYDFS has publicly stated its intention to implement this approach beginning in January 2018, subject to a working group of the NYDFS establishing the necessary reserves safeguards, although the New York State Legislature has yet to adopt enabling legislation for PBR; and in Massachusetts, PBR has not yet been adopted but the legislature is considering legislation in this area. We cannot predict how PBR will impact the reserves or compliance costs, if any, of our insurance subsidiaries. See “Regulation — Insurance Regulation — NAIC” included in the Form 10.
State insurance guaranty associations
Most of the jurisdictions in which we transact business require life insurers doing business within the jurisdiction to participate in guaranty associations. These associations are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. In addition, certain states have government owned or controlled organizations providing life insurance to their citizens. The activities of such organizations could also place additional stress on the adequacy of guaranty fund assessments. Many of these organizations also have the power to levy assessments similar to those of the guaranty associations described above. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. See “Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the Form 10.
It is possible that additional insurance company insolvencies or failures could render the guaranty funds from assessments previously levied against us inadequate and we may be called upon to contribute additional amounts, which may have a material impact on our financial condition or results of operations in a particular period. We have established liabilities for guaranty fund assessments that we consider adequate, but additional liabilities may be necessary. See “Regulation — Insurance Regulation — Guaranty Associations and Similar Arrangements” included in the Form 10.
Federal - Insurance regulation
Currently, the U.S. federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. See “Regulation — Insurance Regulation — Federal Initiatives” included in the Form 10. The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation will now be considered by the U.S. Senate. We are not able to predict whether any such proposal to roll back Dodd-Frank would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
Federal legislation and administrative policies can significantly and adversely affect insurance companies, including policies regarding financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Code. Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans and participants and IRAs if the investment recommendation results in fees paid to the individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts as well as insurance policies and annuity contracts we may sell in the future.
The Department of Labor (“DOL”) issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, the Fiduciary Rule substantially expands the definition of “investment advice” and requires that an impartial or “best interests” standard be met in providing such advice, thereby broadening the circumstances under which we or our representatives, in providing investment advice with respect to ERISA plans, plan participants or IRAs, could be deemed a fiduciary under ERISA or the Code. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
The DOL also issued amendments to certain of its prohibited transaction exemptions, and issued BIC, a new exemption that applies more onerous disclosure and contract requirements to transactions involving ERISA plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and liability exposure for transactions involving ERISA plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until January 1, 2018, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017.
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the final Fiduciary Rule and the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On August 31, 2017, the DOL proposed an 18-month delay from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The comment period for this proposed delay ended on September 15, 2017. On November 1, the DOL filed with the OMB to implement the 18-month delay, which is pending review. The DOL also updated its enforcement policy for 2017 to indicate that the DOL and Internal Revenue Service will not pursue claims, until January 1, 2018, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final Fiduciary Rule.
While we continue to analyze the impact of the final regulations on our business, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training, and product reporting and analysis. The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, and the August 31, 2017 proposed further extension of the applicability of many of the conditions of the proposed and revised exemptions leaves uncertainty over whether the regulations will be substantially modified or repealed. This uncertainty may create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition.
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
While we continue to analyze the impact of the final regulation on our business, we believe it could have an adverse effect on sales of annuity products to ERISA qualified plans and IRAs through our independent distribution partners. A significant portion of our annuity sales are to IRAs. The new regulation deems advisors, including independent distributors, who sell fixed index-linked annuities to IRAs, IRA rollovers or 401(k) plans, to be fiduciaries and prohibits them from receiving compensation unless they comply with a prohibited transaction exemption. The relevant exemption requires advisors to comply with impartial conduct standards and may require us to exercise additional oversight of the sales process. Compliance with the prohibited transaction exemptions will likely result in increased regulatory burdens on us and our independent distribution partners, changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — Department of Labor and ERISA Considerations.”
Other
From time to time, regulators raise issues during examinations or audits of us that could, if determined adversely, have a material adverse effect on us. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.
A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. The RBC formula for life insurance companies establishes capital requirements relating to asset, insurance, interest rate, market and business risks, including equity, interest rate and expense recovery risks associated with variable annuities that contain certain guaranteed minimum death and living benefits. Each of our insurance subsidiaries is subject to RBC standards and/or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. See “Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital” included in the Form 10.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed-income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital we or our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary’s RBC ratios. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
The failure of any of our insurance subsidiaries to meet its applicable RBC requirements or minimum capital and surplus requirements could subject it to further examination or corrective action imposed by insurance regulators, including limitations on its ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, and could be a factor in causing ratings agencies to downgrade the insurer’s financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.
The Dodd-Frank provisions compelling the liquidation of certain types of financial institutions could materially and adversely affect us, as such a financial institution and as an investor in or counterparty to other such financial institutions, as well as our respective investors
Under provisions of Dodd-Frank, if we or another financial institution were to become insolvent or were in danger of defaulting on our or its respective obligations and it was determined that such default would have serious effects on financial stability in the United States, we or such other financial institution could be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Under this new regime an insurance company such as Brighthouse Insurance, Brighthouse Life Insurance Company of NY (“Brighthouse Insurance of NY”) or NELICO would be resolved in accordance with state insurance law. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as Brighthouse), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could in certain respects be treated differently than they would be under the Bankruptcy Code and similarly situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could apply to some financial institutions whose debt securities Brighthouse holds in its investment portfolios and could adversely affect the respective positions of creditors and the value of their respective holdings.
Dodd-Frank also provides for the assessment of charges against certain financial institutions, including non-bank SIFIs and bank holding companies, to cover the costs of liquidating any financial company subject to the new liquidation authority. The liquidation authority could increase the funding charges assessed against Brighthouse.
We are subject to U.S. federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require that we distribute these products through a broker-dealer that is registered with the SEC and certain state securities regulators and is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Accordingly, our offering and selling of variable annuity contracts, variable life insurance policies and registered fixed annuity contracts, and in managing certain proprietary mutual funds associated with those products, are subject to extensive regulation under federal and state securities laws as well as FINRA rules. Costs related to compliance with these securities laws will be greater than for our unregistered products. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
While in the past we relied on a MetLife-affiliated broker-dealer to distribute our variable and registered fixed products, we currently and in the future will utilize Brighthouse Securities, LLC (“Brighthouse Securities”), a subsidiary we acquired from MetLife in the Separation. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets, to protect investors in the securities markets, and to protect investment advisory or brokerage clients. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers, including the power to adopt new rules impacting new and/or existing products, regulate the issuance, sale and distribution of our products and limit or restrict the conduct of business for failure to comply with securities laws and regulations.
As a result of Dodd-Frank, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products. The future impact of recently adopted revisions to laws and regulations, as well as revisions that are still in the proposal stage, on the way we conduct our business and the products we sell is unclear. Such impact could adversely affect our operations and profitability, including increasing the regulatory and compliance burden upon us, resulting in increased costs, or limiting the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, negatively impacting our ability to compete with other companies in recruiting and maintaining key personnel. See “Regulation — Insurance Regulation — Federal Initiatives” included in the Form 10. However, following the change of administration, we cannot predict with certainty whether any such proposals will be adopted, or what impact adopted revisions will have on our business, financial condition or results of operations. See “— Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
The global financial crisis has led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for variable and registered fixed annuity contract issuers. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws could have a material adverse effect on our profitability and financial condition, and could result in our incurring materially higher corporate taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if tax rates decline it could adversely affect the desirability of our products.
The Trump administration and Congress have publicly stated that fundamental U.S. tax reform is a priority, though the substance, timing and likelihood of any future tax reform are uncertain. To the extent that any such legislation is enacted in the future, we could be adversely affected. Any such reform could impact our corporate taxes and products, whether favorably or adversely.
On November 2, 2017, the U.S. House of Representatives proposed the Tax Cuts and Jobs Act bill (the “House Proposed Tax Bill”) that generally calls for a reduction in tax rates, a repeal of the estate tax and simplification of the tax code.  The House Proposed Tax Bill provides for a flat 20% corporate income tax rate. To help offset the cost of the rate reductions, the House Proposed Tax Bill includes a number of revenue raisers, including:
∙             a modification of the calculation of the DRD;
∙             a change in how deductions are determined for insurance reserves;
∙             an increase in the amount of policy acquisition expense (also called tax “DAC”);
∙             limitations on the use of NOLs; and
∙             limitations on deductions for net interest expense.
On November 9, 2017, an amendment was proposed to the House Proposed Tax Bill further modifying the DRD, and inserting an 8% surtax on insurance company taxable income in lieu of the proposed modifications to deductible insurance reserves and DAC.  The amendment indicates that the surtax is a placeholder so that more precise decisions could be made to these complex provisions.
Some of our products are sold to customers in order to help them meet their estate tax planning needs. The House Proposed Tax Bill proposes to repeal the estate tax in 2023. If the estate tax were so repealed, sales of such products could be adversely affected.
The House Proposed Tax Bill will continue to be substantially revised throughout the legislative process and we cannot predict the final version of any tax reform legislation that will be enacted.  It is possible that despite a lower corporate tax rate, any final legislation could have an adverse impact on us by increasing the amount of income subject to tax, accelerating amounts subject to tax or reducing or eliminating deductions that offset tax liability.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, at trial, or on appeal. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 11 of the notes to the interim condensed consolidated and combined financial statements.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in regulations that could adversely affect our business, financial condition and results of operations.
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In the past, even some of our very high quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity securities and short-term investments. Under this program, we obtain collateral, usually cash, at the inception of a loan and typically purchase securities with the cash collateral. Upon the return to us of these loaned securities, we must return to the third-party the cash collateral we received. If the cash collateral has been invested in securities, we need to sell the securities. However, in some cases, the maturity of those securities may exceed the term of the related securities on loan and the estimated fair value of the securities we need to sell may fall below the amount of cash received.
If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending.”
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances and will increase as a result of the requirement to pledge initial margin for OTC-cleared transactions entered into after June 10, 2013 and for OTC-bilateral transactions entered into after the phase-in period, which would be applicable to us in 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the U.S. Commodity Futures Trading Commission (“CFTC”) of final margin requirements for non-centrally cleared derivatives. Although the final rules allow us to pledge a broad range of non-cash collateral as initial and variation margin, the Prudential Regulators, CFTC, central clearinghouses and counterparties may restrict or eliminate certain types of previously eligible collateral, or charge us to pledge such non-cash collateral, which would increase our costs and could adversely affect our liquidity and the composition of our investment portfolio. See “Regulation — Regulation of Over-the-Counter Derivatives” included in the Form 10.
Gross unrealized losses on fixed maturity and equity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity and equity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities Available-for-Sale.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, as well as our intent and ability to hold equity securities which have declined in value until recovery. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. We define fair value generally as the price that would be received to sell an asset or paid to transfer a liability. Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect of the estimated fair value amounts. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our combined financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Estimated Fair Value of Investments” included in the Form 10.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We reflect any changes in allowances and impairments in earnings as such evaluations are revised. However, historical trends may not be indicative of future impairments or allowances. In addition, any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments” included in the Form 10.
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability
Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. We establish valuation allowances for estimated impairments, which are based on loan risk characteristics, historical default rates and loss severities, real estate market fundamentals, such as housing prices and unemployment, and outlooks, as well as other relevant factors (for example, local economic conditions). In addition, substantially all of our commercial and agricultural mortgage loans held-for-investment have balloon payment maturities. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our results of operations and financial condition.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets relating to a group of related assets may be limited if other market participants are seeking to sell at the same time. In addition, scrutiny of the mortgage industry continues and there may be legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives and joint venture, hedge fund and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
The continued threat of terrorism and ongoing military actions may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of terrorism. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist actions also could disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Capital-Related Risks
As a holding company, Brighthouse Financial, Inc. depends on the ability of its subsidiaries to pay dividends
Brighthouse Financial, Inc. is a holding company for its insurance subsidiaries and does not have any significant operations of its own. We depend on the cash at the holding company plus dividends from our subsidiaries to meet our obligations and to pay common stock dividends, if any. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries.”
If the cash Brighthouse Financial, Inc. receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, Brighthouse Financial, Inc. may be required to raise cash through the incurrence of indebtedness, the issuance of additional equity or the sale of assets. Our ability to access funds through such methods is subject to prevailing market conditions and there can be no assurance that we will be able to do so. See “— Economic Environment and Capital Markets—Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital.”
The payment of dividends and other distributions to Brighthouse Financial, Inc. by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments to Brighthouse Financial, Inc. by its insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contractholders. In connection with our affiliated reinsurance company restructuring, the Delaware Department of Insurance approved the payment of a dividend from Brighthouse Reinsurance Company of Delaware, to its parent, Brighthouse Insurance, which we completed in May 2017. Any additional dividends by Brighthouse Reinsurance Company of Delaware are subject to the approval of the Delaware Department of Insurance. Any requested payment of dividends by Brighthouse Insurance to Brighthouse Financial, Inc. in excess of its 2017 ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware Department of Insurance. The payment of dividends and other distributions by insurance companies is also influenced by business conditions including the Risk Factors listed above and rating agency considerations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries” and “— Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” included in this Quarterly Report on Form 10-Q and “Regulation — Insurance Regulation” included in the Form 10.
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed and continue to develop risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations. See “— Risks Related to Our Business — Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital.”

The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of our computer systems and, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s computer systems. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. We also retain confidential and proprietary information on such computer systems and we rely on sophisticated technologies to maintain the security of that information. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyber attacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyber-attacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations.
In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our disaster recovery systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s systems, and/or our respective disaster recovery plans for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. Vendors, distributors, and other third parties, including MetLife, provide operational or information technology services to us. The failure of such third parties’ or MetLife’s computer systems and/or their disaster recovery plans for any reason might cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our associates and those of MetLife may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of MetLife who provide services to Brighthouse in connection with the Transition Services Agreement, the Third-Party Administrative Services Agreement or the Investment Management Agreements do so in part by making decisions and choices that involve exposing us to risk. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife” included in the Form 10 for information regarding such agreements. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

General Risks
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented will be disclosed in our reports filed with the SEC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Adoption of New Accounting Pronouncements.” The FASB issued several proposed amendments to the accounting for long duration insurance contracts on September 29, 2016. One of the proposed amendments, in particular, would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). Any of the proposed amendments to the accounting for long duration insurance contracts, if adopted, would not be expected to be effective for several years after issuance of a final standard. An assessment of the potential impact of proposed FASB standards, including the proposed changes to long duration insurance accounting, is not provided as such proposals are subject to change through the exposure process and official positions of the FASB are determined only after extensive due process and deliberations. Therefore, the effects on our financial statements cannot be meaningfully assessed. The required adoption of future accounting standards could have a material adverse effect on our GAAP basis equity and results of operations, including on our net income.
We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our Separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. We may periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. Such distributors will be subject to differing commission structures, depending on the product sold, one of which is a level/asset-based commission structure; other products are subject to a more traditional commission structure. If a particular commission structure is not acceptable to these distributors, or if we are unsuccessful in attracting and retaining key associates who conduct our business, including wholesalers and financial advisors, our sales of individual insurance, annuities and investment products could decline and our results of operations and financial condition could be materially adversely affected. See “— Risks Related to Our Business — Elements of our business strategy are new and may not be effective in accomplishing our objectives.”
Furthermore, an interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. Our Separation from MetLife could prompt some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. In February 2016, Fidelity, which was responsible for $209 million or 36% of the annualized new premium (“ANP”) for our annuity products for the year ended December 31, 2015, elected to suspend its distribution relationship with us following the announcement of the planned separation from MetLife. The suspension of sales by such distributor was the primary cause of a significant reduction in our sales of variable annuities year-over-year for the year ended December 31, 2016. Other distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including uncertainty related to our Separation from MetLife, changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. Prior to the sale of MPCG to MassMutual we distributed a significant portion of our annuity products and insurance policies through MPCG. In connection with the sale we entered into an agreement which would permit us to serve as the exclusive manufacturer for certain proprietary products which would be offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed indexed annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements. Although we expect MassMutual to be an important distribution partner with respect to certain of our products, we believe that the level of sales, if any, produced through this channel will be materially less than the levels produced historically through MPCG.
We may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on our ability to attract and retain key personnel. We compete with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and we may be unable to hire or retain such personnel. The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel in North Carolina or elsewhere who are prepared to relocate. There are a number of open positions which we need to fill in order to operate consistent with our strategy going forward. We may not be able to attract and retain qualified personnel to fill these open positions or replace or succeed members of our senior management team or other key personnel. Proposed rules implementing the executive compensation provisions of Dodd-Frank may limit the type and structure of compensation arrangements into which we may enter with certain of our employees and officers. In addition, proposed rules under Dodd-Frank would prohibit the payment of “excessive compensation” to our executives. These restrictions could negatively impact our ability to compete with other companies in recruiting and retaining key personnel.
Our ability to attract and retain highly qualified independent sales intermediaries for our products may also be negatively affected by our Separation from MetLife. We may be required to lower the prices of our products, increase our sales commissions and fees, change long-term selling and marketing agreements and take other actions to maintain our relationship with our sales intermediaries and distribution partners, all of which could have an adverse effect on our financial condition and results of operations. We cannot accurately predict the long-term effect that our Separation from MetLife will have on our business, sales intermediaries, customers, distributors or associates who conduct our business. In addition, we agreed in the Master Separation Agreement with MetLife that for a certain period following the date of the Master Separation Agreement, subject to customary exceptions regarding prior associates who conduct our business, general solicitation and employees who contact us without being solicited, we will not solicit for employment certain current employees of MetLife or any of its affiliates. We cannot predict how this potential agreement not to solicit employees will impact our ability to attract and recruit associates necessary to the operation of our business.
Any failure to protect the confidentiality of client information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, our company and our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cyber-attack. If we fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from state regulators, regarding the use of “big data” techniques such as price optimization. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiry in connection with our “big data” business practices could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.
We could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions
We may engage in dispositions and acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory or GAAP accounting principles, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
Our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend in part upon our ability to successfully integrate such businesses in an efficient and effective manner. There may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses.
We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We may also not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such separation could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a separation could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
Our Separation from MetLife could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the Distribution, as a wholly-owned subsidiary of MetLife, we marketed our products and services using the “MetLife” brand name and logo. We have also benefited from trademarks licensed in connection with the MetLife brand. We believe the association with MetLife provided us with preferred status among our customers, vendors and other persons due to MetLife’s globally recognized brand, reputation for high quality products and services and strong capital base and financial strength.
Our Separation from MetLife could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products. In connection with the Distribution, we entered into the Intellectual Property License Agreement and Master Separation Agreement with MetLife, pursuant to which we have a license to use certain trademarks and the “MetLife” name in certain limited circumstances, including as part of a marketing tag line, for a transition period or otherwise to refer to our historic affiliation with MetLife on selected materials for a limited period of time following the Distribution. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Master Separation Agreement — The separation of our business” included in the Form 10. We have undergone operational and legal work to rebrand to “Brighthouse.”

We have filed trademark applications to protect the Brighthouse Financial name and logo, as well as certain of our products, in the United States. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and we have become involved in legal proceedings to protect or defend our rights with respect to the Brighthouse Financial name and trademarks, all of which could have a material adverse effect on our business and results of operations. Although the parties to these proceedings have resolved this matter and dismissed the action, we are aware of other challenges to our trademarks that have not yet resulted in litigation.
As a result of our Separation from MetLife, some of our existing policyholders, contract owners and other customers have chosen, and some may in the future choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we no longer are a part of MetLife.
The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. We may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms
We have contractual arrangements, such as the Transition Services Agreement, Investment Management Agreements, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including the receipt of certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and the provision of investment management and related accounting and reporting services by MetLife Investment Advisors LLC with respect to Brighthouse’s general and separate account investment portfolios. See “Certain Relationships and Related Person Transactions” included in the Form 10. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. Upon termination or expiration of any agreement between us and MetLife affiliates, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that we will be able to obtain the same benefits from another provider or our indemnity rights from such third parties will not be limited. We may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. The agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
The Brighthouse Board and its directors and officers may have limited liability to us and you for breach of fiduciary duty
Our amended and restated certificate of incorporation provides that none of our directors and officers will be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty, except for liability for breach of their duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit. See “Description of Capital Stock — Limitation of Liability and Indemnification of Directors and Officers” included in the Form 10.
There are incremental costs as a separate, public company
As a result of the Separation, we needed to replicate or replace certain functions, systems and infrastructure to which we do not have the same access. We have also begun to make infrastructure investments in order to operate without the same access to MetLife’s existing operational and administrative infrastructure. These initiatives involve substantial costs, the hiring and integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our partners and other third parties. They also require significant time and attention from our senior management and others throughout the Company, in addition to their day-to-day responsibilities running the business. Our operations and infrastructure need to be developed to support functions that were previously provided by MetLife at the enterprise level. There can be no assurance that we will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
Our business has benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Distribution, which could decrease our overall profitability. See “— The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party. We may be unable to replace the services MetLife provides to us in a timely manner or on comparable terms.”

We have a very large number of shareholders which may impact the efficacy of shareholder votes and will result in increased costs
Under the plan of reorganization of Metropolitan Life Insurance Company (“MLIC”), the MetLife Policyholder Trust was established to hold the shares of MetLife common stock allocated to eligible policyholders not receiving cash or policy credits under the plan. As of October 25, 2017, 156,304,534, or 14.9%, of the outstanding shares of MetLife common stock were held in the MetLife Policyholder Trust for the benefit of approximately three million trust beneficiaries. These trust beneficiaries are eligible to vote only on certain fundamental corporate actions of MetLife. The trustee of the MetLife Policyholder Trust votes on their behalf on all other matters in accordance with the recommendation of the MetLife Board.
Brighthouse does not have such a trust structure and, therefore a large number of trust beneficiaries became shareholders of Brighthouse. The addition of this large number of additional shareholders with full voting rights to our shareholder base may have a significant impact on matters brought to a shareholder vote and other aspects of our corporate governance. We will also incur increased costs in connection with a larger shareholder base. These costs may include mailing costs and vendor fees related to servicing the needs of these shareholders.
As a separate, public company, we expend additional time and resources to comply with rules and regulations that did not apply to us prior to the Separation
As a separate, public company, the various rules and regulations of the SEC, as well as the rules of Nasdaq, on which our common stock is listed, require us to implement additional corporate governance practices and adhere to a variety of reporting requirements. Compliance with these public company obligations has increased our legal and financial compliance costs and could place additional demands on our finance, legal and accounting staff and on our financial, accounting and information systems.
In particular, as a separate, public company, our management will be required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our Annual Reports on Form 10-K. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls over financial reporting pursuant to Auditing Standard No. 5. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.
Our historical combined financial data are not necessarily representative of the results we would have achieved as a separate company and may not be a reliable indicator of our future results
Our historical combined financial data included in the Form 10 and in our other filings with the SEC do not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a standalone company during the periods presented or those we will achieve in the future. For example, as described in “Recapitalization” included in the Form 10, we are in the process of adjusting our capital structure to more closely align with U.S. public companies. As a result, financial metrics that are influenced by our capital structure, such as interest expense and return on equity, will not necessarily be indicative for historical periods of the performance we may achieve as a separate company. In addition, significant increases may occur in our cost structure as a result of the Distribution, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act of 2002. Also, we anticipate incurring substantial expenses in connection with rebranding our business.
As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.
We have agreed under the Master Separation Agreement with MetLife to indemnify MetLife, its directors, officers and employees and certain of its agents for liabilities relating to, arising out of or resulting from certain events relating to our business
The Master Separation Agreement provides that, subject to certain exceptions, we will indemnify, hold harmless and defend MetLife (excluding any member of Brighthouse) and certain related individuals (generally including MetLife’s directors, officers and employees and certain agents), from and against all liabilities relating to, arising out of or resulting from certain events relating to our business. We cannot predict whether any event triggering this indemnity will occur or the extent to which we may be obligated to indemnify MetLife or such related individuals. In addition, the Master Separation Agreement provides that, subject to certain exceptions, MetLife will indemnify, hold harmless and defend us and certain related individuals (generally including our directors, officers and employees and certain agents), from and against all liabilities relating to, arising out of or resulting from certain events relating to its business. There can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Master Separation Agreement — Provisions relating to indemnification and liability insurance” included in the Form 10.

Risks Relating to the Distribution
If the Distribution were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we and our shareholders could be subject to significant tax liabilities
The Distribution was conditioned on the continued validity as of the distribution date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Code, and the receipt and continued validity of an opinion from MetLife’s tax advisor that the Distribution will qualify for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the Distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Distribution satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by MetLife and us that these conditions have been satisfied. The tax opinion addresses the satisfaction of these conditions.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax advisor relied on certain representations and covenants that have been delivered by MetLife and us.
If the IRS ultimately determines that the Distribution is taxable, we could incur significant U.S. federal income tax liabilities, and we could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition.”
Potential indemnification obligations if the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Distribution to qualify for non-recognition treatment for U.S. federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the Tax Separation Agreement, MetLife is generally obligated to indemnify us against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to us under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify us could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold us responsible for such liabilities, and under the Tax Separation Agreement, we could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures, to the extent those liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the Tax Separation Agreement. Events triggering an indemnification obligation under the Tax Separation Agreement include ceasing to actively conduct our business and events occurring after the Distribution that cause MetLife to recognize a gain under Section 355(e) of the Code. If the Distribution does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or an indemnification obligation to MetLife, which could materially and adversely affect our financial condition. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Separation Agreement” included in the Form 10.

We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors.  These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to us.  The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet.  These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result our financial condition and results of operations could be materially and adversely affected.
Disputes with MetLife regarding tax-related matters may affect our financial statements and business operations
In connection with our Separation from MetLife, we entered into certain agreements that provide a framework for our ongoing relationship, including a Tax Separation Agreement and a Tax Receivables Agreement. Our agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between us and MetLife. Disagreements regarding the obligations of MetLife or us under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us and our shareholders. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial statements, and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
We are required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to us, we have entered into a Tax Receivables Agreement with MetLife that provides for the payment by us to MetLife of 86% of the amount of cash savings, if any, in U.S. federal income tax that we and our subsidiaries actually realize (or are deemed to realize under certain circumstances, as discussed in more detail below under the heading “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Receivables Agreement” included in the Form 10) as a result of the utilization of our and our subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits we may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
Estimating the amount of payments that may be made under the Tax Receivables Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual amount and utilization of net operating losses, tax basis and other tax attributes, as well as the amount and timing of any payments under the Tax Receivables Agreement, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. The Base Case Scenario has not assumed any benefit from the deferred taxes that are subject to the Tax Receivables Agreement.
If we breach any of our material obligations under the Tax Receivables Agreement or undergo a change of control as defined in the Tax Receivables Agreement, the Tax Receivables Agreement will terminate and we will be required to make a lump sum payment equal to the present value of expected future payments under the Tax Receivables Agreement, which payment would be based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. Additionally, if we or a direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the Tax Receivables Agreement. If we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the Tax Receivables Agreement attributable to the tax benefits of such subsidiary that is sold or disposed of, applying the assumptions described above. Any such payment resulting from a breach of material obligations, change of control, asset transfer or subsidiary disposition could be substantial and could exceed our actual cash tax savings.

We have agreed to numerous restrictions to preserve the non-recognition treatment of the transactions, which may reduce our strategic and operating flexibility
Even if the Distribution otherwise qualifies for non-recognition of gain or loss under Section 355 of the Code, it may be taxable to MetLife, but not MetLife’s shareholders, under Section 355(e) of the Code if 50% or more (by vote or value) of our common stock or MetLife’s common stock is acquired as part of a plan or series of related transactions that include the Distribution. For this purpose, any acquisitions of MetLife’s or our common stock within two years before or after the Distribution are presumed to be part of such a plan, although MetLife or we may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the tax regulations. We have provided numerous covenants not to engage in certain transactions for two years after the Distribution and have agreed to indemnify MetLife if we do not comply with such covenants. These covenants and indemnity obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions, such as a share repurchase program, that may maximize the value of our business, and may discourage or delay a strategic transaction that our shareholders may consider favorable, including limiting our ability to use our equity to raise capital or fund acquisitions. Any payments required under these indemnity obligations could be significant and could materially adversely affect our business, results of operations and financial condition. See “Certain Relationships and Related Person Transactions — Agreements Between Us and MetLife — Tax Agreements — Tax Separation Agreement” included in the Form 10.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Separation and the cost of achieving such benefits may be more than we estimated
We believe that, as a separate, public company, we will be able to, among other matters, better focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, streamline our processes and infrastructure to focus on our core manufacturing strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, in order to position ourselves for the Distribution, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations, including significant cost-cutting initiatives. These actions may not provide the cost benefits we currently expect, may cost more to achieve than we have estimated, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses following the Distribution. As a result, these actions could cause a weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as a separate company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.
Certain of our directors and officers may have actual or potential conflicts of interest because of their MetLife equity ownership or their former MetLife positions
Certain of the persons who currently are our executive officers and directors have been MetLife officers, directors or employees and, thus, will have professional relationships with MetLife’s executive officers, directors or employees. In addition, because of their former MetLife positions, certain of our directors and executive officers may own MetLife common stock, restricted stock or options to acquire shares of MetLife common stock, and, for some of these individuals, their individual holdings may be significant compared to their total assets. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for MetLife and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between MetLife and us regarding the terms of the agreements governing the Distribution and the Separation, and the relationship thereafter between the companies.
Risks Relating to Our Common Stock
Our stock price may fluctuate significantly
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us to our guidance practices;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the insurance industry;

•	speculation in the press or investment community;

•	our business profile, dividend policy or market capitalization;

•	actions by institutional stockholders and other large stockholders (including MetLife), including future sales of our common stock;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws, rules and regulations, including insurance laws and regulations, affecting our business;

•	changes in our customers’ preferences;

•	changes in capital gains taxes and taxes on dividends affecting shareholders;

•	epidemic disease, “Acts of God,” war and terrorist acts;

•	additions or departures of key personnel; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could also adversely affect the trading price of our common stock.
We do not anticipate declaring or paying regular dividends on our common stock in the near term, and our indebtedness could limit our ability to pay dividends on our common stock
We do not currently anticipate declaring or paying regular cash dividends on our common stock in the near term. We currently intend to use our future earnings, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of our Board of Directors and the payment of any future dividends or other distributions of capital will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including requirements of our subsidiaries) and any other factors that our Board of Directors deems relevant in making such a determination. In addition, the terms of the agreements governing the debt we incurred, or debt that we may incur, may limit or prohibit the payment of dividends. For more information, see “Dividend Policy” included in the Form 10. There can be no assurance that we will establish a dividend policy or pay dividends in the future or continue to pay any dividend if we do commence paying dividends pursuant to a dividend policy or otherwise.
Any future sales by us or our existing stockholders may cause our stock price to decline
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of November 8, 2017, we had an aggregate of 119,773,106 shares of our common stock issued and outstanding. Shares will generally be freely tradeable without restriction or further registration under the Securities Act, except for shares owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. Shares held by “affiliates” may be sold in the public market if registered or if they qualify for an exemption from registration under Rule 144. Further, we plan to file one or more registration statements to cover the shares issuable under our equity-based benefit plans
MetLife beneficially owns 23,154,101 shares of our common stock. MetLife has announced that, subject to market conditions and regulatory approval, it currently intends to divest of this remaining ownership interest through an exchange offer for MetLife common stock during 2018. Any disposition by MetLife of our common stock in the public market in one or more offerings or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
We also have a large shareholder base of former MetLife policyholder trust beneficiaries, and it is not possible to predict whether or not those shareholders will wish to sell their shares of our common stock. The sales of significant amounts of shares our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers or stockholders
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our current or former directors, officers or stockholders, (iii) action asserting a claim arising out of or pursuant to the Delaware General Corporation Law (the “DGCL”) or our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or any of our current or former directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our results of operations and financial condition.
Your percentage ownership in Brighthouse may be diluted in the future
Your percentage ownership in Brighthouse may be diluted in the future because of equity awards that we expect to grant to our directors, officers and employees. We have adopted, subject to shareholder approval, equity incentive plans that will permit the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments we may make in the future or for currently unanticipated future development or unforeseen circumstances, given uncertainties related to our business.
State insurance laws and Delaware corporate law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock
State laws may delay, deter, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, such laws may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context.
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving the Company. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. These regulatory restrictions may delay, deter or prevent a potential merger or sale of our company, even if the Brighthouse Board decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries. In addition, the Investment Company Act of 1940, as amended (the “Investment Company Act”), may require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment advisor to a mutual fund underlying our variable contracts, including Brighthouse Investment Advisers, LLC, formerly known as MetLife Advisers LLC. Further, FINRA approval would be necessary for a change of control of any broker-dealer that is a direct or indirect subsidiary of Brighthouse.
Section 203 of the DGCL may affect the ability of an “interested stockholder” to engage in certain business combinations, including, among other things, mergers, consolidations or acquisitions of additional shares of our capital stock, for a period of three years following the time that the stockholder becomes an “interested stockholder.” An “interested stockholder” is defined to include persons who, together with affiliates, own, or did own within three years prior to the determination of interested stockholder status, 15% or more of the outstanding voting stock of a corporation.
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may prevent or delay an acquisition of us, which could decrease the trading price of our common stock
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to act by written consent;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our Board to issue preferred stock without stockholder approval;

•	the ability of our remaining directors to fill vacancies and newly created directorships on our Board;

•	the division of our Board into classes of directors until such times as all directors are elected annually commencing at the Company’s 2020 annual meeting of stockholders;

•	the inability of our stockholders to remove directors other than for cause while the Board is classified; and

•
the requirement that the affirmative vote of holders of at least two-thirds of our outstanding voting stock is required to amend certain provisions of our amended and restated certificate of incorporation and to amend our amended and restated bylaws.

These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of Brighthouse and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors. For additional tax considerations, see “— We have agreed to numerous restrictions to preserve the non-recognition treatment of the transactions, which may reduce our strategic and operating flexibility.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Stockholder Proposals for Inclusion in the Proxy Statement. Any stockholder who desires to submit a proposal for consideration at the 2018 annual meeting of stockholders and wishes to have such proposal included in our proxy statement and proxy card for that meeting must deliver such proposal to our principal executive offices in Charlotte, North Carolina on or before the close of business on January 2, 2018. Proposals should be sent to: Corporate Secretary, c/o Brighthouse Financial, Inc., 11225 North Community House Road, Charlotte, North Carolina 28277 and must comply with SEC rules and the terms of our amended and restated bylaws.
Stockholder Nominations of Persons for Election to the Board of Directors and Proposals of Other Business. Any stockholder who desires to nominate an individual for our board of directors or propose other business for consideration at the 2018 annual meeting of stockholders (but not have such nomination or proposal included in our proxy statement and proxy card for that meeting) must submit the nomination or proposal in writing to: Corporate Secretary, c/o Brighthouse Financial, Inc., 11225 North Community House Road, Charlotte, North Carolina 28277 not less than 90 and no more than 120 days prior to the first anniversary of the previous year’s annual meeting, which our amended and restated bylaws deem to have occurred on May 1, 2017. For the 2018 annual meeting of stockholders, the Corporate Secretary must receive this notice after the close of business on January 1, 2018, and before the close of business on January 31, 2018. All stockholder nominations and proposals must comply with SEC rules and the terms of our amended and restated bylaws.

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

3.1	Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc. is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
3.2	Amended and Restated Bylaws of Brighthouse Financial, Inc. is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
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

10.8	Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
10.9	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
10.10	Amended and Restated Brighthouse Services, LLC Annual Variable Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
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
Date: November 9, 2017

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

3.1	Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc. is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
3.2	Amended and Restated Bylaws of Brighthouse Financial, Inc. is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
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

10.8	Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
10.9	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
10.10	Amended and Restated Brighthouse Services, LLC Annual Variable Incentive Plan is incorporated by reference to our Quarterly Report on Form 10-Q filed on August 15, 2017 (File No. 001-37905).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith

E-2