Form 10-Q
period 2018-03-31
Brighthouse Financial, Inc.
filed 2018-05-09
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
At May 9, 2018, 119,773,106 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated and Combined Financial Statements (at March 31, 2018 (Unaudited) and December 31, 2017 and for the Three Months Ended March 31, 2018 and 2017 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated and Combined Statements of Equity	4
	Interim Condensed Consolidated and Combined Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated and Combined Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	13
	Note 5 — Derivatives	25
	Note 6 — Fair Value	36
	Note 7 — Equity	48
	Note 8 — Other Revenues and Other Expenses	49
	Note 9 — Earnings Per Share	50
	Note 10 — Contingencies, Commitments and Guarantees	50
	Note 11 — Related Party Transactions	53
	Note 12 — Subsequent Event	55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	100
Item 4.	Controls and Procedures	100

Part II — Other Information
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	101
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 4.	Mine Safety Disclosures	104
Item 6.	Exhibits	105

Signatures		106

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $60,029 and $60,173, respectively)	$63,178	$64,991
Equity securities, at estimated fair value (cost: $142 and $142, respectively)	160	161
Mortgage loans (net of valuation allowances of $49 and $47, respectively; includes $105 and $115, respectively, at estimated fair value, relating to variable interest entities)	11,308	10,742
Policy loans	1,517	1,523
Real estate joint ventures	441	433
Other limited partnership interests	1,700	1,669
Short-term investments, principally at estimated fair value	293	312
Other invested assets, principally at estimated fair value	2,452	2,507
Total investments	81,049	82,338
Cash and cash equivalents, principally at estimated fair value	1,888	1,857
Accrued investment income (includes $1 and $1, respectively, relating to variable interest entities)	640	601
Premiums, reinsurance and other receivables	13,527	13,525
Deferred policy acquisition costs and value of business acquired	6,083	6,286
Current income tax recoverable	832	740
Other assets	593	588
Separate account assets	114,385	118,257
Total assets	$218,997	$224,192
Liabilities and Equity
Liabilities
Future policy benefits	$36,223	$36,616
Policyholder account balances	37,940	37,783
Other policy-related balances	2,991	2,985
Payables for collateral under securities loaned and other transactions	4,244	4,169
Long-term debt (includes $8 and $11, respectively, at estimated fair value, relating to variable interest entities)	3,609	3,612
Deferred income tax liability	752	927
Other liabilities	5,180	5,263
Separate account liabilities	114,385	118,257
Total liabilities	205,324	209,612
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Common stock par value $0.01 per share; 1,000,000,000 shares authorized; 119,773,106 shares issued and outstanding	1	1
Additional paid-in capital	12,432	12,432
Retained earnings	374	406
Accumulated other comprehensive income (loss)	801	1,676
Total Brighthouse Financial, Inc.’s stockholders’ equity	13,608	14,515
Noncontrolling interests	65	65
Total equity	13,673	14,580
Total liabilities and equity	$218,997	$224,192
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Premiums	$229	$176
Universal life and investment-type product policy fees	1,002	953
Net investment income	817	782
Other revenues	105	74
Net investment gains (losses):
Other net investment gains (losses)	(4)	(55)
Total net investment gains (losses)	(4)	(55)
Net derivative gains (losses)	(334)	(965)
Total revenues	1,815	965
Expenses
Policyholder benefits and claims	738	864
Interest credited to policyholder account balances	267	275
Amortization of deferred policy acquisition costs and value of business acquired	305	(148)
Other expenses	618	564
Total expenses	1,928	1,555
Income (loss) before provision for income tax	(113)	(590)
Provision for income tax expense (benefit)	(48)	(241)
Net income (loss)	(65)	(349)
Less: Net income (loss) attributable to noncontrolling interests	2	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(67)	$(349)
Comprehensive income (loss)	$(925)	$(108)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	—
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(927)	$(108)
Earnings per common share:
Basic	$(0.56)	$(2.91)
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Equity
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle, net of income tax (Note 1)				35	(15)	20		20
Balance at January 1, 2018	—	1	12,432	441	1,661	14,535	65	14,600
Change in noncontrolling interests						—	(2)	(2)
Net income (loss)				(67)		(67)	2	(65)
Other comprehensive income (loss), net of income tax					(860)	(860)		(860)
Balance at March 31, 2018	$—	$1	$12,432	$374	$801	$13,608	$65	$13,673

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,597	$—	$—	$—	$1,265	$14,862	$—	$14,862
Change in net investment	362					362		362
Net income (loss)	(349)					(349)	—	(349)
Other comprehensive income (loss), net of income tax					241	241		241
Balance at March 31, 2017	$13,610	$—	$—	$—	$1,506	$15,116	$—	$15,116
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$291	$360
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,057	3,224
Equity securities	6	25
Mortgage loans	169	144
Real estate and real estate joint ventures	74	11
Other limited partnership interests	42	110
Purchases of:
Fixed maturity securities	(3,804)	(2,574)
Equity securities	(1)	(3)
Mortgage loans	(739)	(622)
Real estate and real estate joint ventures	(15)	(35)
Other limited partnership interests	(38)	(57)
Cash received in connection with freestanding derivatives	712	1,310
Cash paid in connection with freestanding derivatives	(1,414)	(1,850)
Net change in policy loans	7	5
Net change in short-term investments	19	271
Net change in other invested assets	22	19
Net cash provided by (used in) investing activities	(903)	(22)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,516	1,179
Withdrawals	(772)	(1,019)
Net change in payables for collateral under securities loaned and other transactions	75	(139)
Long-term debt repaid	(3)	(3)
Cash received from MetLife, Inc. in connection with shareholder's net investment	—	24
Cash paid to MetLife, Inc. in connection with shareholder's net investment	—	(20)
Financing element on certain derivative instruments and other derivative related transactions, net	(157)	224
Other, net	(16)	—
Net cash provided by (used in) financing activities	643	246
Change in cash, cash equivalents and restricted cash	31	584
Cash, cash equivalents and restricted cash, beginning of period	1,857	5,228
Cash, cash equivalents and restricted cash, end of period	$1,888	$5,812
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$8	$34
Income tax	$—	$7
Non-cash transactions:
Transfer of fixed maturity securities to former affiliates	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries. Brighthouse Financial, Inc. is a holding company formed to own the legal entities that historically operated a substantial portion of the former Retail segment of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Brighthouse Financial, Inc. was incorporated in Delaware on August 1, 2016 in preparation for MetLife, Inc.’s separation of a substantial portion of its former Retail segment, as well as certain portions of its Corporate Benefit Funding segment (the “Separation”), which was completed on August 4, 2017.
In connection with the Separation, 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc. was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. As a result, MetLife, Inc. and its subsidiaries are considered related parties.
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
The Company uses the equity method of accounting for equity securities when it has significant influence or at least 20% interest and for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. When the Company has virtually no influence over the investee’s operations, the investment is carried at fair value.
Combination
The financial statements for the periods prior to the Separation are presented on a combined basis and reflect the historical combined results of operations and cash flows for the periods presented. The combined statement of operations reflects certain corporate expenses allocated to the Company by MetLife for certain corporate functions and for shared services provided by MetLife. These expenses have been allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based upon other reasonable allocation measures. The Company considers the expense methodology and results to be reasonable for all periods presented. See Note 11 for further information on expenses allocated by MetLife.
The Company previously recorded affiliated transactions with certain MetLife subsidiaries which were not included in the combined financial statements of the Company.
The income tax amounts in these combined financial statements have been calculated based on a modified separate return methodology, with benefits for losses, and presented as if each company was a separate taxpayer in its respective jurisdiction.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated and combined financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
The accompanying interim condensed consolidated and combined financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements of the Company included in the 2017 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. The following table provides a description of new ASUs issued by the FASB and the expected impact of the adoption on the Company’s financial statements.
ASUs adopted as of March 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
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
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as available-for-sale from accumulated other comprehensive income (“AOCI”) to retained earnings and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings of $38 million and a net decrease of $15 million to AOCI, after taxes.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 8.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of March 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than- temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)
The Company is currently evaluating the impact of this guidance on its financial statements, with the most significant impact expected to be earlier recognition of credit losses on mortgage loan investments.

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
January 1, 2019 using the modified retrospective method (with early adoption permitted)
The Company is currently evaluating the impact of this guidance on its financial statements, with the most significant impact expected to be a gross-up of certain lease assets and liabilities on the balance sheet.

2. Segment Information
The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
Annuities
The Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security.
Life
The Life segment consists of insurance products and services, including term, whole, universal and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and universal life with secondary guarantees.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community. Adjusted earnings should not be viewed as a substitute for net income (loss) available to Brighthouse Financial, Inc.’s common shareholders, and excludes net income (loss) attributable to noncontrolling interests.
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

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).

The following are the significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of deferred policy acquisition cost (“DAC”) and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above are calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2018 and 2017 and at March 31, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated and combined financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics based capital model intended to capture the material risks to which the Company was exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) or adjusted earnings, but it did impact segment results for the three months ended March 31, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the three months ended March 31, 2018 increased between $30 million and $35 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities and Corporate & Other segments would not have been significantly different under the previous allocation method.
In addition, the total assets recognized in the segments changed as a result of the Portfolio Realignment. Total assets (on a book value basis) in the Annuities and Life segments increased approximately $2 billion and approximately $5 billion, respectively, under the new allocation method. The Run-off and Corporate & Other segments experienced decreases in total assets of approximately $3 billion and approximately $4 billion, respectively, as a result of the Portfolio Realignment.

	Operating Results
Three Months Ended March 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$272	$81	$63	$(86)	$330
Provision for income tax expense (benefit)	46	15	13	(29)	45
Post-tax adjusted earnings	226	66	50	(57)	285
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Adjusted earnings	$226	$66	$50	$(59)	283
Adjustments for:
Net investment gains (losses)					(4)
Net derivative gains (losses)					(334)
Other adjustments to net income					(105)
Provision for income tax (expense) benefit					93
Net income (loss) available to Brighthouse Financial, Inc.'s common shareholders					$(67)

Interest revenue	$363	$108	$343	$11
Interest expense	$—	$—	$—	$37

	Operating Results
Three Months Ended March 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$310	$(15)	$74	$23	$392
Provision for income tax expense (benefit)	82	(8)	25	13	112
Post-tax adjusted earnings	228	(7)	49	10	280
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$228	$(7)	$49	$10	280
Adjustments for:
Net investment gains (losses)					(55)
Net derivative gains (losses)					(965)
Other adjustments to net income					38
Provision for income tax (expense) benefit					353
Net income (loss) available to Brighthouse Financial, Inc.'s common shareholders					$(349)

Interest revenue	$327	$107	$358	$66
Interest expense	$—	$—	$15	$30

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Annuities	$1,147	$1,074
Life	369	290
Run-off	548	539
Corporate & Other	34	89
Adjustments	(283)	(1,027)
Total	$1,815	$965
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2018	December 31, 2017
	(In millions)
Annuities	$154,020	$154,667
Life	21,295	18,049
Run-off	34,028	36,824
Corporate & Other	9,654	14,652
Total	$218,997	$224,192
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report, the Company issues variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contract holder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$111,311		$64,672		$115,147		$67,110
Separate account value	$106,011		$63,369		$109,792		$65,782
Net amount at risk	$6,256	(4)	$2,852	(5)	$5,261	(4)	$2,642	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	March 31, 2018	December 31, 2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,187	$6,244
Net amount at risk (6)	$74,755	$75,304
Average attained age of policyholders	64 years	64 years

Variable Life Contracts
Total account value (3)	$3,387	$3,379
Net amount at risk (6)	$24,327	$24,546
Average attained age of policyholders	49 years	49 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)

4. Investments
See Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	March 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$22,187	$1,346	$281	$—	$23,252	$21,190	$1,859	$92	$—	$22,957
U.S. government and agency	12,719	1,461	222	—	13,958	14,548	1,862	118	—	16,292
RMBS	7,817	252	156	(2)	7,915	7,749	285	60	(3)	7,977
Foreign corporate	6,717	295	96	—	6,916	6,703	386	66	—	7,023
State and political subdivision	3,629	476	17	—	4,088	3,635	553	6	1	4,181
CMBS	3,879	19	59	(1)	3,840	3,386	53	17	(1)	3,423
ABS	1,886	19	3	—	1,902	1,810	21	2	—	1,829
Foreign government	1,195	124	12	—	1,307	1,152	161	4	—	1,309
Total fixed maturity securities	$60,029	$3,992	$846	$(3)	$63,178	$60,173	$5,180	$365	$(3)	$64,991
__________________

(1)
Noncredit OTTI losses included in AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities. See also “— Net Unrealized Investment Gains (Losses).”

(2)
Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company held non-income producing fixed maturity securities with an estimated fair value of $4 million and $4 million with unrealized gains (losses) of less than ($1) million and ($2) million at March 31, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,778	$9,007	$11,976	$23,686	$13,582	$60,029
Estimated fair value	$1,781	$9,251	$12,039	$26,450	$13,657	$63,178
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	March 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$6,976	$173	$1,318	$108	$1,783	$21	$1,451	$71
U.S. government and agency	4,169	95	1,351	127	4,962	38	1,573	80
RMBS	3,280	83	1,201	71	2,367	14	1,332	43
Foreign corporate	1,769	38	511	58	637	8	603	58
State and political subdivision	463	10	102	7	170	3	106	4
CMBS	2,420	40	362	18	619	6	335	10
ABS	395	2	40	1	170	—	74	2
Foreign government	329	9	67	3	155	2	69	2
Total fixed maturity securities	$19,801	$450	$4,952	$393	$10,863	$92	$5,543	$270
Total number of securities in an unrealized loss position	2,125		602		911		638
Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the impairment, evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below amortized cost; (ii) the potential for impairments when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments where the issuer, series of issuers or industry has suffered a catastrophic loss or has exhausted natural resources; (vi) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers; (vii) with respect to Structured Securities, changes in forecasted cash flows after considering the quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security; (viii) the potential for impairments due to weakening of foreign currencies on non-functional currency denominated fixed maturity securities that are near maturity; and (ix) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2018.
Gross unrealized losses on fixed maturity securities increased $481 million during the three months ended March 31, 2018 to $843 million. The increase in gross unrealized losses for the three months ended March 31, 2018 was primarily attributable to increasing longer-term interest rates.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

At March 31, 2018, $5 million of the total $843 million of gross unrealized losses were from nine fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$7,629	67.5%	$7,260	67.5%
Agricultural	2,435	21.5	2,276	21.2
Residential	1,188	10.5	1,138	10.6
Subtotal (1)	11,252	99.5	10,674	99.3
Valuation allowances (2)	(49)	(0.4)	(47)	(0.4)
Subtotal mortgage loans, net	11,203	99.1	10,627	98.9
Commercial mortgage loans held by CSEs — FVO	105	0.9	115	1.1
Total mortgage loans, net	$11,308	100.0%	$10,742	100.0%
__________________

(1)	Purchases of mortgage loans from third parties were $86 million and $420 million at March 31, 2018 and December 31, 2017, respectively, and were primarily comprised of residential mortgage loans.

(2)	The valuation allowances were primarily from collective evaluation (non-specific loan related).
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2018
Loan-to-value ratios:
Less than 65%	$6,658	$238	$33	$6,929	90.8%	$6,995	91.0%
65% to 75%	578	—	38	616	8.1	611	7.9
76% to 80%	19	32	33	84	1.1	81	1.1
Total	$7,255	$270	$104	$7,629	100.0%	$7,687	100.0%

December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,194	$293	$33	$6,520	89.8%	$6,681	90.0%
65% to 75%	642	—	14	656	9.0	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,878	$302	$80	$7,260	100.0%	$7,419	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,286	93.9%	$2,113	92.8%
65% to 75%	149	6.1	163	7.2
Total	$2,435	100.0%	$2,276	100.0%
The estimated fair value of agricultural mortgage loans was $2.4 billion and $2.3 billion at March 31, 2018 and December 31, 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,162	97.8%	$1,106	97.2%
Nonperforming	26	2.2	32	2.8
Total	$1,188	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $1.2 billion at both March 31, 2018 and December 31, 2017.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either March 31, 2018 or December 31, 2017. The recorded investment of residential mortgage loans past due and in nonaccrual status was $26 million and $32 million at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.4 billion at both March 31, 2018 and December 31, 2017.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$3,138	$4,806
Fixed maturity securities with noncredit OTTI losses included in AOCI	2	2
Total fixed maturity securities	3,140	4,808
Equity securities	—	39
Derivatives	155	239
Other	(10)	(8)
Subtotal	3,285	5,078
Amounts allocated from:
Future policy benefits	(1,981)	(2,626)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(8)	(2)
DAC, VOBA and DSI	(225)	(265)
Subtotal	(2,214)	(2,893)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	2	—
Deferred income tax benefit (expense)	(227)	(459)
Net unrealized investment gains (losses)	$846	$1,726

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2018
(In millions)
Balance, December 31, 2017	$1,726
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(15)
Balance, January 1, 2018	1,711
Fixed maturity securities on which noncredit OTTI losses have been recognized	—
Unrealized investment gains (losses) during the period	(1,778)
Unrealized investment gains (losses) relating to:
Future policy benefits	645
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(6)
DAC, VOBA and DSI	40
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	2
Deferred income tax benefit (expense)	232
Balance, March 31, 2018	$846
Change in net unrealized investment gains (losses)	$(865)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2018 and December 31, 2017.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,333	$3,085
Estimated fair value	$3,766	$3,748
Cash collateral received from counterparties (2)	$3,777	$3,791
Security collateral received from counterparties (3)	$42	$29
Reinvestment portfolio — estimated fair value	$3,787	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated and combined financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,253	$1,414	$1,110	$3,777	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2018 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 59% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash at March 31, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	March 31, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,090	$8,263
Invested assets held in trust (reinsurance agreements) (2)	2,755	2,634
Invested assets pledged as collateral (3)	4,004	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$14,849	$14,096
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $106 million and $34 million of the assets on deposit balance represents restricted cash at March 31, 2018 and December 31, 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $20 million and $42 million of the assets held in trust balance represents restricted cash at March 31, 2018 and December 31, 2017, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report) and derivative transactions (see Note 5).

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
CSEs (assets (primarily loans) and liabilities (primarily debt)) (1)	$106	$8	$116	$11
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $80 million and $86 million at estimated fair value at March 31, 2018 and December 31, 2017, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,614	$11,614	$11,461	$11,461
U.S. and foreign corporate	426	426	504	504
Other limited partnership interests	1,543	2,732	1,511	2,463
Other investments (3)	94	101	82	89
Total	$13,677	$14,873	$13,558	$14,517
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

(2)	For these variable interests, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.

(3)	Other investments is comprised of real estate joint ventures and other invested assets.
As described in Note 10, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months ended March 31, 2018 and 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$628	$610
Equity securities	2	2
Mortgage loans	118	109
Policy loans	16	17
Real estate joint ventures	14	12
Other limited partnership interests	65	57
Cash, cash equivalents and short-term investments	6	8
Other	9	8
Subtotal	858	823
Less: Investment expenses	43	43
Subtotal, net	815	780
FVO CSEs — interest income — commercial mortgage loans	2	2
Net investment income	$817	$782
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Fixed maturity securities — net gains (losses) on sales and disposals	$(39)	$(38)
Total gains (losses) on fixed maturity securities	(39)	(38)
Total gains (losses) on equity securities:
Equity securities — Mark to market and net gains (losses) on sales and disposals	(1)	—
Total gains (losses) on equity securities	(1)	—
Mortgage loans	(4)	(3)
Real estate joint ventures	42	2
Other limited partnership interests	—	(10)
Other	1	(6)
Subtotal	(1)	(55)
FVO CSEs:
Commercial mortgage loans	(3)	(1)
Long-term debt — related to commercial mortgage loans	—	1
Subtotal	(3)	—
Total net investment gains (losses)	$(4)	$(55)
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party net investment gains (losses) related to transfers of invested assets.
Sales or Disposals and Impairments of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Proceeds	$2,861	$1,976
Gross investment gains	$3	$8
Gross investment losses	(42)	(46)
Net investment gains (losses)	$(39)	$(38)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (“OCI”):

	Three Months Ended March 31,
	2018	2017
	(In millions)
Balance at January 1,	$—	$28
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	—	(18)
Balance at March 31,	$—	$10
Related Party Investment Transactions
The Company previously transferred invested assets primarily consisting of fixed maturity securities to former affiliates, which were as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$—	$292
Amortized cost of invested assets transferred to former affiliates	$—	$294
Net investment gains (losses) recognized on transfers	$—	$(2)
At March 31, 2017, the Company had $1.1 billion of loans due from MetLife, Inc. which were included in other invested assets. These loans were carried at fixed interest rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, these loans were satisfied in a non-cash exchange for $1.1 billion of notes due to MetLife, Inc. See Note 9 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report.
In January 2017, Metropolitan Life Insurance Company (“MLIC”), a former affiliate, recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred investments and cash and cash equivalents which are included in the table above. See Note 11 for additional information related to these transfers.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager. The related investment administrative service charges were $24 million and $25 million for the three months ended March 31, 2018 and 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)

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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported in net derivative gains (losses) except for economic hedges of variable annuity guarantees which are presented in future policy benefits and claims.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
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
See “— Variable Annuity Guarantees ” in Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report for additional information on the accounting policy for embedded derivatives bifurcated from variable annuity host contracts.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2018			December 31, 2017
			Estimated Fair Value			Estimated Fair Value
	Primary Underlying Risk Exposure	Gross Notional Amount			Gross Notional Amount
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$154	$36	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	27	3	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	1,951	61	124	1,827	94	75
Subtotal		1,978	64	124	1,854	99	75
Total qualifying hedges		2,132	100	124	2,029	143	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,877	660	877	20,213	922	774
Interest rate caps	Interest rate	3,428	25	—	2,671	7	—
Interest rate futures	Interest rate	282	—	—	282	1	—
Interest rate options	Interest rate	24,500	136	85	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,133	55	65	1,115	71	42
Foreign currency forwards	Foreign currency exchange rate	130	—	—	130	—	1
Credit default swaps — purchased	Credit	40	—	1	65	—	1
Credit default swaps — written	Credit	1,928	31	—	1,900	40	—
Equity futures	Equity market	1,867	—	—	2,713	15	—
Equity index options	Equity market	47,581	1,011	1,568	47,066	794	1,664
Equity variance swaps	Equity market	9,575	123	421	8,998	128	430
Equity total return swaps	Equity market	1,894	60	—	1,767	—	79
Total non-designated or nonqualifying derivatives		108,235	2,101	3,017	111,520	2,111	3,054
Total		$110,367	$2,201	$3,141	$113,549	$2,254	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents earned income on derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$5	$6
Nonqualifying hedges:
Net derivative gains (losses)	53	119
Policyholder benefits and claims	—	4
Total	$58	$129
The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Three Months Ended March 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(8)	$7	$—	$—	$—
Total fair value hedges	(8)	7	—	—	—
Cash flow hedges (5):
Interest rate derivatives	7	—	1	—	(2)
Foreign currency exchange rate derivatives	—	—	—	—	(74)
Total cash flow hedges	7	—	1	—	(76)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(809)	—	—	—	—
Foreign currency exchange rate derivatives	(41)	2	—	—	—
Credit derivatives	(7)	—	—	—	—
Equity derivatives	(44)	—	—	—	—
Embedded derivatives	506	—	—	(1)	—
Total non-qualifying hedges	(395)	2	—	(1)	—
Total	$(396)	$9	$1	$(1)	$(76)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Three Months Ended March 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(2)	$2	$—	$—	$—
Total fair value hedges	(2)	2	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	2	—	—
Foreign currency exchange rate derivatives	10	(9)	—	—	(19)
Total cash flow hedges	10	(9)	2	—	(19)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(269)	—	—	(1)	—
Foreign currency exchange rate derivatives	(20)	(33)	—	—	—
Credit derivatives	6	—	—	—	—
Equity derivatives	(939)	—	—	(184)	—
Embedded derivatives	170	—	—	(15)	—
Total non-qualifying hedges	(1,052)	(33)	—	(200)	—
Total	$(1,044)	$(40)	$2	$(200)	$(19)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

(2)
Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships. Hedged items in fair value hedging relationship includes fixed rate liabilities reported in policyholder account balances or future policy benefits and fixed maturity securities. Ineffective portion of the gains (losses) recognized in income is not significant.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). For the three months ended March 31, 2018 and 2017, there were $0 and $12 million, respectively, reclassified into net derivative gains (losses) related to such discontinued cash flow hedges.
At both March 31, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years.
At March 31, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $155 million and $239 million, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$11	$607	2.7	$12	$558	2.8
Baa	20	1,321	5.1	28	1,317	4.7
Ba	—	—	—	—	25	4.5
Total	$31	$1,928	4.3	$40	$1,900	4.1
__________________

(1)
Includes both single name credit default swaps that may be referenced to the credit of corporations, foreign governments or state and political subdivisions and credit default swaps referencing indices. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,250	$3,135	$2,233	$3,081
OTC-cleared and Exchange-traded (1), (6)	20	8	70	40
Total gross estimated fair value of derivatives (1)	2,270	3,143	2,303	3,121
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,270	3,143	2,303	3,121
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,937)	(1,937)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(268)	—	(257)	—
OTC-cleared and Exchange-traded	(19)	—	(28)	(39)
Securities collateral: (5)
OTC-bilateral	(8)	(1,198)	(31)	(1,138)
OTC-cleared and Exchange-traded	—	(7)	—	—
Net amount after application of master netting agreements and collateral	$38	$1	$44	$1
__________________

(1)
At March 31, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $69 million and $49 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of $2 million and ($8) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2018 and December 31, 2017, the Company received excess cash collateral of $180 million and $94 million, respectively, and provided excess cash collateral of $0 and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $292 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $594 million and $471 million, respectively, for its OTC-bilateral derivatives, and $146 million and $427 million, respectively, for its OTC-cleared derivatives, and $98 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

(6)
Effective January 16, 2018, the London Clearing House (“LCH”) amended its rulebook, resulting in the characterization of variation margin transfers as settlement payments, as opposed to adjustments to collateral. These amendments impacted the accounting treatment of the Company’s centrally cleared derivatives, for which the LCH serves as the central clearing party. As of the effective date, the application of the amended rulebook reduced gross derivative liabilities by $77 million, accrued investment income by $2 million, and collateral receivables recorded within premiums, reinsurance and other receivables by $75 million.

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

	March 31, 2018	December 31, 2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,198	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,568	$1,414
__________________

(1)	After taking into consideration the existence of netting agreements.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$200	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$200	$175
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$878	$1,212
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	(1)	1
Fixed annuities with equity indexed returns	Policyholder account balances	616	674
Embedded derivatives within liability host contracts		$1,493	$1,887
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018, the Company is no longer required to bifurcate and account separately for derivatives embedded in equity securities. Beginning January 1, 2018, the entire change in the estimated fair value of equity securities is recognized as a component of net investment gains and losses.

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$506	$170
Policyholder benefits and claims	$(1)	$(15)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($15) million and ($40) million for the three months ended March 31, 2018 and 2017, respectively. In addition, the valuation of ceded guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were both less than $1 million for the three months ended March 31, 2018 and 2017.

(2)	See Note 11 for discussion of related party net derivative gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$22,392	$860	$23,252
U.S. government and agency	6,453	7,505	—	13,958
RMBS	—	6,945	970	7,915
Foreign corporate	—	5,870	1,046	6,916
State and political subdivision	—	4,088	—	4,088
CMBS	—	3,707	133	3,840
ABS	—	1,799	103	1,902
Foreign government	—	1,307	—	1,307
Total fixed maturity securities	6,453	53,613	3,112	63,178
Equity securities	17	20	123	160
Short-term investments	146	147	—	293
Real estate joint ventures (1)	—	—	22	22
Other limited partnership interests (1)	—	—	26	26
Commercial mortgage loans held by CSEs — FVO	—	105	—	105
Derivative assets: (2)
Interest rate	—	860	—	860
Foreign currency exchange rate	—	116	—	116
Credit	—	21	10	31
Equity market	—	1,047	147	1,194
Total derivative assets	—	2,044	157	2,201
Embedded derivatives within asset host contracts (3)	—	—	200	200
Separate account assets	460	113,918	7	114,385
Total assets	$7,076	$169,847	$3,647	$180,570
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$962	$—	$962
Foreign currency exchange rate	—	188	1	189
Credit	—	1	—	1
Equity market	—	1,560	429	1,989
Total derivative liabilities	—	2,711	430	3,141
Embedded derivatives within liability host contracts (3)	—	—	1,493	1,493
Long-term debt of CSEs — FVO	—	8	—	8
Total liabilities	$—	$2,719	$1,923	$4,642

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$22,048	$909	$22,957
U.S. government and agency	8,304	7,988	—	16,292
RMBS	—	6,989	988	7,977
Foreign corporate	—	5,935	1,088	7,023
State and political subdivision	—	4,181	—	4,181
CMBS	—	3,287	136	3,423
ABS	—	1,723	106	1,829
Foreign government	—	1,304	5	1,309
Total fixed maturity securities	8,304	53,455	3,232	64,991
Equity securities (4)	18	19	124	161
Short-term investments	142	156	14	312
Commercial mortgage loans held by CSEs — FVO	—	115	—	115
Derivative assets: (2)
Interest rate	1	1,111	—	1,112
Foreign currency exchange rate	—	165	—	165
Credit	—	30	10	40
Equity market	15	773	149	937
Total derivative assets	16	2,079	159	2,254
Embedded derivatives within asset host contracts (3)	—	—	227	227
Separate account assets	410	117,842	5	118,257
Total assets	$8,890	$173,666	$3,761	$186,317
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$837	$—	$837
Foreign currency exchange rate	—	117	1	118
Credit	—	1	—	1
Equity market	—	1,736	437	2,173
Total derivative liabilities	—	2,691	438	3,129
Embedded derivatives within liability host contracts (3)	—	—	1,887	1,887
Long-term debt of CSEs — FVO	—	11	—	11
Total liabilities	$—	$2,702	$2,325	$5,027
__________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

(2)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At March 31, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(4)	The Company reclassified Federal Home Loan Bank stock in the prior period from equity securities to other invested assets.
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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at March 31, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2018.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Structured securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt-service coverage ratios. Other issuance-specific information is also used, including, but not limited to; collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO
The fair value for actively traded equity and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Equity securities and short-term investments: Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.
Real Estate Joint Ventures and Other Limited Partnership Interests: Fair values is generally based on the Company’s share of the net asset value (“NAV”) as provided on the financial statements of the investees.
Commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO: Fair value is determined using third-party commercial pricing services, with the primary input being quoted securitization market price determined principally by independent pricing services using observable inputs or quoted prices or reported NAV provided by the fund managers.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Embedded Derivatives
Embedded derivatives principally include certain direct, assumed and ceded variable annuity guarantees, equity or bond indexed crediting rates within certain annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The Company issues certain variable annuity products with guaranteed minimum benefits. GMWBs, GMABs and certain GMIBs contain embedded derivatives, which are measured at estimated fair value separately from the host variable annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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
The Company recaptured from a former affiliate the risk associated with certain GMIBs. These embedded derivatives are included in policyholder account balances on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on these recaptured risks is determined using a methodology consistent with that described previously for the guarantees directly written by the Company.
The Company ceded to a former affiliate the risk associated with certain of the GMIBs, GMABs and GMWBs described above that are also accounted for as embedded derivatives. In addition to ceding risks associated with guarantees that are accounted for as embedded derivatives, the Company also ceded, to a former affiliate, certain directly written GMIBs that are accounted for as insurance (i.e., not as embedded derivatives), but where the reinsurance agreement contains an embedded derivative. These embedded derivatives are included within premiums, reinsurance and other receivables on the consolidated balance sheets with changes in estimated fair value reported in net derivative gains (losses). The value of the embedded derivatives on the ceded risk is determined using a methodology consistent with that described previously for the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO.” The estimated fair value of these embedded derivatives is included, along with their funds withheld hosts, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses). Changes in the credit spreads on the underlying assets, interest rates and market volatility may result in significant fluctuations in the estimated fair value of these embedded derivatives that could materially affect net income.
The Company issues certain annuity contracts which allow the policyholder to participate in returns from equity indices. These equity indexed features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at March 31, 2018 and December 31, 2017, transfers between Levels 1 and 2 were not significant.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
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

					March 31, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	90	-	139	108	93	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	51	-	396	104	—	-	443	77	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	50	-	107	95	3	-	107	95	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)	80	-	104	95	8	-	104	88	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	103	-	103	103	105	-	105	105	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	100	-	103	101	100	-	104	101	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	100	100	Increase (5)
Derivatives
Credit	•	Present value techniques	•	Credit spreads (7)	97	-	98		—	-	—		Decrease (6)
	•	Consensus pricing	•	Offered quotes (8)
Equity market	•	Present value techniques or option pricing models	•	Volatility (9)	20%	-	31%		11%	-	31%		Increase (6)
			•	Correlation (10)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (11)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (11)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (12)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (12)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (12)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (13)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(14)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (15)
			•	Nonperformance risk spread	0.90%	-	1.66%		0.64%	-	1.43%		Decrease (16)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(7)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(8)	At March 31, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% and 1% of the total net derivative estimated fair value, respectively.

(9)
Ranges represent the underlying equity volatility quoted in percentage points. Since this valuation methodology uses a range of inputs across multiple volatility surfaces to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

(10)
Ranges represent the different correlation factors utilized as components within the valuation methodology. Presenting a range of correlation factors is more representative of the unobservable input used in the valuation. Increases (decreases) in correlation in isolation will increase (decrease) the significance of the change in valuations.

(11)
Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(12)
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

(15)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(16)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$1,997	$1,230	$—	$5	$124
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	3	6	—	—	(1)
Total realized/unrealized gains (losses) included in AOCI	(8)	(12)	—	—	—
Purchases (8)	66	99	—	—	—
Sales (8)	(102)	(66)	—	(5)	—
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	87	—	—	—	—
Transfers out of Level 3 (9)	(137)	(51)	—	—	—
Balance, end of period	$1,906	$1,206	$—	$—	$123
Three Months Ended March 31, 2017
Balance, beginning of period	$2,391	$1,711	$17	$—	$137
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(3)	3	—	—	—
Total realized/unrealized gains (losses) included in AOCI	114	15	—	—	2
Purchases (8)	122	52	—	—	3
Sales (8)	(59)	(109)	—	—	—
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	—	11	—	—	—
Transfers out of Level 3 (9)	(162)	(43)	(10)	—	—
Balance, end of period	$2,403	$1,640	$7	$—	$142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (10)	$1	$6	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (10)	$2	$4	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Three Months Ended March 31, 2018
Balance, beginning of period	$22	$28	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	(1)	—	5	505	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	1	—	3
Sales (8)	(1)	(1)	—	—	—	(1)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(138)	—
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	(14)	—	—	—
Balance, end of period	$22	$26	$—	$(273)	$(1,293)	$7
Three Months Ended March 31, 2017
Balance, beginning of period	$—	$—	$2	$(954)	$(2,383)	$10
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	(10)	163	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	1	—	—	—
Sales (8)	—	—	(1)	—	—	—
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	74	199	—
Transfers into Level 3 (9)	—	—	—	—	—	5
Transfers out of Level 3 (9)	—	—	(1)	—	—	—
Balance, end of period	$—	$—	$1	$(890)	$(2,021)	$15
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (10)	$1	$(1)	$—	$5	$706	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2017 (10)	$—	$—	$—	$(12)	$427	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

(2)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

(3)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(4)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

(5)
Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses).

(6)
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

(7)	Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(8)	Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.

(9)
Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.

(10)
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

	March 31, 2018	December 31, 2017
	(In millions)
Assets (1)
Unpaid principal balance	$63	$70
Difference between estimated fair value and unpaid principal balance	42	45
Carrying value at estimated fair value	$105	$115
Liabilities (1)
Contractual principal balance	$8	$10
Difference between estimated fair value and contractual principal balance	—	1
Carrying value at estimated fair value	$8	$11
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$11,203	$—	$—	$11,347	$11,347
Policy loans	$1,517	$—	$784	$921	$1,705
Other invested assets	$83	$—	$70	$13	$83
Premiums, reinsurance and other receivables	$1,660	$—	$47	$1,858	$1,905
Liabilities
Policyholder account balances	$15,780	$—	$—	$15,217	$15,217
Long-term debt	$3,601	$—	$2,810	$600	$3,410
Other liabilities	$360	$—	$145	$215	$360
Separate account liabilities	$1,184	$—	$1,184	$—	$1,184

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,627	$—	$—	$10,871	$10,871
Policy loans	$1,523	$—	$781	$959	$1,740
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,758	$—	$128	$1,985	$2,113
Liabilities
Policyholder account balances	$15,791	$—	$—	$15,927	$15,927
Long-term debt	$3,601	$—	$3,039	$600	$3,639
Other liabilities	$314	$—	$100	$214	$314
Separate account liabilities	$1,210	$—	$1,210	$—	$1,210
_________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

(2)	The Company reclassified Federal Home Loan Bank stock in the prior period from equity securities to other invested assets.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)

7. Equity
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle, net of income tax (see Note 1)	(15)	—	—	—	(15)
Balance, January 1, 2018	1,557	154	(24)	(26)	1,661
OCI before reclassifications	(1,073)	(76)	2	3	(1,144)
Deferred income tax benefit (expense)	229	16	—	—	245
AOCI before reclassifications, net of income tax	713	94	(22)	(23)	762
Amounts reclassified from AOCI	58	(8)	—	—	50
Deferred income tax benefit (expense)	(12)	1	—	—	(11)
Amounts reclassified from AOCI, net of income tax	46	(7)	—	—	39
Balance, March 31, 2018	$759	$87	$(22)	$(23)	$801

	Three Months Ended March 31, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2016	$1,044	$268	$(31)	$(16)	$1,265
OCI before reclassifications	313	(19)	(7)	(14)	273
Deferred income tax benefit (expense)	(107)	7	4	12	(84)
AOCI before reclassifications, net of income tax	1,250	256	(34)	(18)	1,454
Amounts reclassified from AOCI	91	(12)	—	—	79
Deferred income tax benefit (expense)	(31)	4	—	—	(27)
Amounts reclassified from AOCI, net of income tax	60	(8)	—	—	52
Balance, March 31, 2017	$1,310	$248	$(34)	$(18)	$1,506
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
7. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) Locations (1)
	Three Months Ended March 31,
	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(59)	$(48)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	1	Net investment income
Net unrealized investment gains (losses)	—	(44)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(58)	(91)
Income tax (expense) benefit	12	31
Net unrealized investment gains (losses), net of income tax	(46)	(60)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	6	—	Net derivative gains (losses)
Interest rate swaps	—	1	Net investment income
Interest rate forwards	1	—	Net derivative gains (losses)
Interest rate forwards	1	1	Net investment income
Foreign currency swaps	—	10	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	8	12
Income tax (expense) benefit	(1)	(4)
Gains (losses) on cash flow hedges, net of income tax	7	8
Total reclassifications, net of income tax	$(39)	$(52)
__________________

(1)	See Note 1 for information related to the cumulative effect of change in accounting principle.
8. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund are based on a specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
To earn these fees, the Company performs services such as responding to phone inquiries, maintaining records, providing information to distributors and shareholders about fund performance and providing training to account managers and sales agents. The passage of time reflects the satisfaction of the Company’s performance obligations to the Funds, and is used to recognize revenue associated with 12b-1 fees.
Other revenues consisted primarily of 12b-1 fees of $93 million and $73 million for the three months ended March 31, 2018 and 2017, respectively, of which substantially all were reported in the annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Compensation	$70	$64
Commissions	215	193
Volume-related costs	109	127
Related party expenses on ceded and assumed reinsurance	3	23
Capitalization of DAC	(76)	(68)
Interest expense on debt	37	45
Premium taxes, licenses and fees	17	14
Professional services	89	35
Rent and related expenses	3	4
Other	151	127
Total other expenses	$618	$564
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 11 for a discussion of related party expenses included in the table above.
9. Earnings Per Common Share
The following table sets forth the calculation of basic earnings per share (“EPS”) based on net income (loss) available to Brighthouse Financial, Inc.’s common shareholders divided by the basic weighted average number of common shares.

	Three Months Ended March 31,
	2018	Pro forma 2017 (1)
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(67)	$(349)
Weighted average common shares outstanding:
Basic	119,773,106	119,773,106
Earnings per common share:
Basic	$(0.56)	$(2.91)
__________________

(1)
On August 4, 2017, following the completion of the Separation, 119,773,106 shares of Brighthouse Financial, Inc. common stock were outstanding. This number of shares remained outstanding at March 31, 2018 and is utilized to calculate EPS for the three months ended March 31, 2017.

10. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a number of litigation matters. In some of the matters, large and/or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2018.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named New England Life Insurance Company (“NELICO”), MetLife, Inc. and MetLife Securities, Inc. in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. All but one of the plaintiffs have resolved their claims with the defendants. The last remaining plaintiff settled with the defendants and the Company anticipates the plaintiff’s claims will be dismissed in May 2018.
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
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. has filed a motion to dismiss. The Brighthouse defendants intend to defend this action vigorously.
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations, it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated and combined net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $435 million and $388 million at March 31, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $199 million, with a cumulative maximum of $205 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both March 31, 2018 and December 31, 2017, for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)

11. Related Party Transactions
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
The following table summarizes income and expense from transactions with MetLife for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Income	$(81)	$(441)
Expense	$78	$99
The following table summarizes assets and liabilities from transactions with MetLife at:

	March 31, 2018	December 31, 2017
	(In millions)
Assets	$2,943	$2,907
Liabilities	$2,149	$2,178
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
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, General American Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties at March 31, 2018.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

Information regarding the significant effects of reinsurance with former MetLife affiliates included on the interim condensed consolidated and combined statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$3	$3
Reinsurance ceded	(96)	(177)
Net premiums	$(93)	$(174)
Universal life and investment-type product policy fees
Reinsurance assumed	$25	$24
Reinsurance ceded	(1)	(13)
Net universal life and investment-type product policy fees	$24	$11
Other revenues
Reinsurance assumed	$—	$—
Reinsurance ceded	12	—
Net other revenues	$12	$—
Policyholder benefits and claims
Reinsurance assumed	$8	$6
Reinsurance ceded	(84)	(134)
Net policyholder benefits and claims	$(76)	$(128)

Information regarding the significant effects of reinsurance with former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$25	$3,438	$18	$3,410
Liabilities
Other policy-related balances	$1,670	$—	$1,674	$—
Other liabilities	$32	$374	$30	$401
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $2 million both at March 31, 2018 and December 31, 2017. Net derivative gains (losses) associated with the embedded derivatives were less than $1 million and ($263) million for the three months ended March 31, 2018 and 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
11. Related Party Transactions (continued)

In January 2017, the Company executed a novation and assignment of a reinsurance agreement under which MLIC reinsured certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse Insurance Company of NY (“BHNY”) and NELICO. As a result of the novation and assignment, the reinsurance agreement is now between Brighthouse Life Insurance Company and BHNY and NELICO. The transaction is treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. The transaction resulted in an increase in other liabilities of $274 million. The Company recognized a loss of $178 million, net of income tax, as a result of this transaction.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefits written by MLIC that were reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. The Company recognized a loss of $2 million, net of income tax, as a result of this transaction.
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $31 million for the three months ended March 31, 2017. These arrangements were terminated in April 2017.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for these services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other expenses, were $94 million and $97 million for the three months ended March 31, 2018 and 2017, respectively.
12. Subsequent Event
Repurchase Agreement
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “Brighthouse,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. Brighthouse Financial, Inc. was formerly a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated and combined financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2018 (the “2017 Annual Report”); and (iii) our current reports on Form 8-K filed in 2018.
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
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:

•	“Executive Summary” contains the following sub-sections:

•	“Overview” provides information regarding our business, reporting segments and results as discussed in the Results of Operations.

•	“Background” presents details of the Company’s legal entity structure.

•
“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in the 2017 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows.

•	“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our GAAP results.

•
“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in the Results of Operations that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived from, but different than, the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics, but is not intended to be exhaustive.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” and “Business — Segments and Corporate & Other” included in the 2017 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for further information on our segments and Corporate & Other.
The table below presents a summary of our net income (loss) and adjusted earnings. For a detailed discussion of our results see “— Results of Operations.”

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$(115)	$(590)	$475
Less: Provision for income tax expense (benefit)	(48)	(241)	193
Net income (loss) available to shareholders	$(67)	$(349)	$282

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	$328	$392	$(64)
Less: Provision for income tax expense (benefit)	45	112	(67)
Adjusted earnings	$283	$280	$3
For the three months ended March 31, 2018, we had a net loss available to shareholders of $67 million and $283 million of adjusted earnings, compared to a net loss available to shareholders of $349 million and $280 million of adjusted earnings for three months ended March 31, 2017. The loss available to shareholders for the three months ended March 31, 2018 resulted from net derivative losses due to the impact of lower interest rates on our freestanding interest rate derivatives, which more than offset strong adjusted earnings. The loss available to shareholders for the three months ended March 31, 2017 was driven by derivative losses, primarily as a result of our variable annuity exposure management program, including the impact on our legacy macro hedge from the equity market rise in the period.
See Note 1 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding the adoption of new accounting pronouncements in the first quarter of 2018.
Background
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. In addition to Brighthouse Financial, Inc., the companies and businesses included in the results of operations, financial condition and cash flows are:

•
Brighthouse Life Insurance Company (together with its subsidiaries and affiliates “BLIC”), formerly MetLife Insurance Company USA, our largest insurance operating entity, domiciled in Delaware and licensed to write business in 49 states;

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

•
Brighthouse Securities, LLC, registered as a broker-dealer with the SEC, approved as a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and registered as a broker-dealer and licensed as an insurance agency in all required states; and

•	Brighthouse Holdings, LLC (“BH Holdings”), a wholly-owned holding company subsidiary of Brighthouse Financial, Inc., domiciled in Delaware.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2017 Annual Report for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Financial, Inc. and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. In addition, in marketing certain of Brighthouse’s products and services to tax-qualified pension plans, retirement plans and individual retirement annuities (collectively, “IRAs”), rules issued by the Department of Labor (“DOL”) described below under “— Department of Labor and ERISA Considerations” raise the standard for recommendations to such plans and IRAs to purchase variable and index-linked annuities to a fiduciary standard. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in the 2017 Annual Report, as amended or supplemented herein and in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” and similarly named sections under the caption “Risk Factors.”
Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (the “NAIC”) has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries are subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital of each of our insurance subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in

RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” in our 2017 Annual Report.
In addition, following the reduction in the federal corporate income tax rate pursuant to federal tax reform, the NAIC is currently reviewing the methodology or factors used to calculate RBC, which is the denominator of the RBC ratio. If such potential revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the DOL, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
In addition, the prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRAs if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen.
The DOL issued new regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”). As initially adopted, these rules substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers can be considered fiduciaries under ERISA or the Code, and subject to an impartial or “best interests” standard in providing such advice. Pursuant to the final rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, could be deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor does not recommend what is in the client’s best interests.
In connection with the promulgation of the Fiduciary Rule, the DOL also issued amendments to certain of its prohibited transaction exemptions, and issued the best interest contract exemption (“BIC”), a new prohibited transaction exemption that imposes more significant disclosure and contract requirements to certain transactions involving ERISA Plans, plan participants and IRAs. The new and amended exemptions increase fiduciary requirements and fiduciary liability exposure for transactions involving ERISA Plans, plan participants and IRAs. The application of the BIC contract and point of sale disclosures required under BIC and the changes made to prohibited transaction exemption 84-24 were delayed until July 1, 2019, except for the impartial conduct standards (i.e., compliance with the “best interest” standard, reasonable compensation, and no misleading statements), which are applicable as of June 9, 2017. Contracts entered into prior to June 9, 2017 are generally “grandfathered” and, as such, are not subject to the requirements of the rule and related exemptions. To retain “grandfathered” status for annuity products, no investment recommendations may be made after the applicability date of the final regulation with respect to such annuity products that were sold to ERISA Plans or IRAs.
MetLife sold MetLife Premier Client Group (“MPCG”), its former Retail segment’s proprietary distribution channel, in July 2016 to Massachusetts Mutual Life Insurance Company (“MassMutual”) to complete a transition to an independent third-party distribution model. We will not be engaging in direct distribution of retail products, including IRA products and retail annuities sold into ERISA Plans and IRAs, and therefore we anticipate that we will have limited exposure to the new DOL regulations, as the application of the vast majority of the provisions of the new DOL regulations are targeted at such retail products. Specifically, the most onerous of the requirements under the DOL Fiduciary Rule, as currently adopted, relate to BIC. The DOL guidance makes clear that distributors, not manufacturers, are primarily responsible for BIC compliance. However, we will be asked by our distributors, to assist them with preparing the voluminous disclosures required under BIC. Furthermore, if we want to retain the “grandfathered” status described above of current contracts, we will be limited in the interactions we can have directly with customers and the information that can be provided. We also anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
On February 3, 2017, President Trump, in a memorandum to the Secretary of Labor, requested that the DOL prepare an updated economic and legal analysis concerning the likely impact of the new rules, and possible revisions to the rules. In response to President Trump’s request, on June 29, 2017, the DOL issued a request for information related to the Fiduciary

Rule, and also the DOL’s new and amended exemptions that were published in conjunction with the final rule. The request for information sought public input that could lead to new exemptions or changes and revisions to the final rule. On November 29, 2017, the DOL finalized an 18 month delay, from January 1, 2018 to July 1, 2019, of the applicability of significant portions of the previously proposed exemptions (including BIC and prohibited transaction exemption 84-24), to afford sufficient time to review further the previously adopted rules and such exemptions. The DOL also updated its enforcement policy to indicate that the DOL and IRS will not pursue claims, until July 1, 2019, against fiduciaries who are working diligently and in good faith to comply with the final Fiduciary Rule or treat those fiduciaries as being in violation of the final rule.
On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the Fiduciary Rule, overturning a lower court ruling that rejected a challenge to the rule. The Court of Appeals decision, if allowed to stand, would nullify the Fiduciary Rule in its entirety.
We have worked diligently to comply with the final rule and, subject to its continued applicability, we anticipate that we will need to undertake certain additional tasks in order to comply with certain of the exemptions provided in the DOL regulations, including additional compliance reviews of material shared with distributors, wholesaler and call center training and product reporting and analysis.
The change of administration, the DOL’s June 29, 2017 request for information related to the Fiduciary Rule and related exemptions, the November 29, 2017 extension of the applicability of many of the conditions of the proposed and revised exemptions, and the March 15, 2018 Court of Appeals decision leave uncertainty over whether the regulations will be substantially modified, repealed or vacated. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “— Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers” below for a discussion of standard of conduct rules proposed by the SEC and “Risk Factors — Regulatory and Legal Risks — NAIC - Existing and proposed insurance regulation” in our 2017 Annual Report for a discussion of efforts by the NAIC and state regulators, including the New York State Department of Financial Services, to include a “best interest” standard as part of their suitability requirements.
Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers
On April 18, 2018, the SEC released a set of proposed rules that would, among other things, enhance the existing standard of conduct for broker-dealers to require them to act in the best interest of their clients; clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; impose new disclosure requirements aimed at ensuring investors understand the nature of their relationship with their investment professionals; and restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” Public comments will be accepted for 90 days following publication of the proposal in the Federal Register. Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of this provision is to authorize the SEC to impose on broker-dealers fiduciary duties to their customers similar to what applies to investment advisers under existing law. We are currently assessing these proposed rules to determine the impact they may have on our business.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated and Combined Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and the establishment and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.

In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report.
Non-GAAP and Other Financial Disclosures
Our definitions of the non-GAAP and other financial measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings, which excludes net income (loss) attributable to noncontrolling interests, as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure highlights our results of operations and the underlying profitability drivers of our business, as well as enhances the understanding of our performance by the investor community. However, adjusted earnings should not be viewed as a substitute for net income (loss) available to Brighthouse Financial, Inc.’s common shareholders, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) available to Brighthouse Financial, Inc.’s common shareholders. A reconciliation of this non-GAAP measure, as well as any other non-GAAP measure herein, to the most directly comparable GAAP measure is not accessible on a forward-looking basis because we believe it is not possible without unreasonable efforts to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss) available to Brighthouse Financial, Inc.’s common shareholders.
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

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•
Amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses) and certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).

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
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Adjusted Net Investment Income
We present adjusted net investment income, which is not calculated in accordance with GAAP. We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents net investment income including investment hedge adjustments and excluding the incremental net investment income of consolidated securitization entities (“CSEs”). For a reconciliation of adjusted investment income to net investment income, the most directly comparable GAAP measure, please see footnote 3 to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
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

•
Allocated equity is the portion of common stockholders’ equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for further information.

•
Similar to adjusted net investment income, we present net investment income yields as a performance measure we believe enhances the understanding of our investment portfolio results. Net investment income yields are calculated on adjusted net investment income as a percent of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties and the effects of consolidating under GAAP certain variable interest entities (“VIEs”) that are treated as CSEs.

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with our variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory RBC. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
We refer to this change in methodology as the “Portfolio Realignment”. While this change had no effect on our consolidated net income or adjusted earnings, it did, and we expect will continue to, impact segment results. Prior period segment results were not re-cast for this change in methodology as the inventory of assets has changed over time. Therefore, it is not reasonably possible to replicate the asset transfers as of prior periods and estimating such would not provide a meaningful comparison. In the future, management will evaluate, on a periodic basis, the excess capital held by each segment and may rebalance or move capital between segments based on market changes or changes in our statutory metrics.
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics based capital model intended to capture the material risks to which we were exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
Management is responsible for the periodic review and enhancement of the capital allocation model to ensure it remains consistent with the Company’s overall objectives and emerging industry practices.

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), which increased 59% compared to the first quarter of 2017. In addition, as part of our distribution agreement with MassMutual, we launched a new fixed index annuity product in the second half of 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Revenues
Premiums	$229	$176
Universal life and investment-type product policy fees	1,002	953
Net investment income	817	782
Other revenues	105	74
Net investment gains (losses)	(4)	(55)
Net derivative gains (losses)	(334)	(965)
Total revenues	1,815	965
Expenses
Policyholder benefits and claims	738	864
Interest credited to policyholder account balances	267	275
Capitalization of DAC	(76)	(68)
Amortization of DAC and VOBA	305	(148)
Interest expense on debt	37	45
Other expenses	657	587
Total expenses	1,928	1,555
Income (loss) before provision for income tax	(113)	(590)
Provision for income tax expense (benefit)	(48)	(241)
Net income (loss)	(65)	(349)
Less: Net income (loss) attributable to noncontrolling interests	2	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(67)	$(349)

The table below shows the components of net income (loss) available to shareholders, in addition to adjusted earnings for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In millions)
GMLB Riders	$6	$(648)
Other derivative instruments	(477)	(262)
Net investment gains (losses)	(4)	(55)
Other adjustments	32	(17)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	328	392
Net income (loss) available to shareholders before provision for income tax	(115)	(590)
Provision for income tax expense (benefit)	(48)	(241)
Net income (loss) available to shareholders	$(67)	$(349)
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Net income (loss) available to shareholders before provision for income tax increased $475 million ($282 million, net of income tax). The increase in net income (loss) available to shareholders before provision for income tax was driven primarily by net favorable changes in GMLB Riders, partially offset by unfavorable changes in other derivative instruments and lower adjusted earnings.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of guaranteed minimum living benefits (“GMLBs”) liabilities, including GMIBs, guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”); (ii) changes in the fair value of the hedges and reinsurance of GMLB liabilities; (iii) the fees earned from GMLB liabilities; and (iv) the related DAC and VOBA amortization offsets to each of the preceding components (collectively, “GMLB Riders”).
GMLB Riders had a favorable impact on comparative results of $654 million as favorable results from the related hedges were partially offset by increases from DAC offsets. For a detailed discussion of GMLB Riders see “— GMLB Riders — Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017.”
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $215 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $338 million, primarily due to unfavorable changes from the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $122 million, primarily due to an unfavorable impact in the prior period on our Shield Annuities liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield Annuities liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had a favorable impact on comparative results of $51 million primarily due to higher current period net gains on real estate joint ventures and prior period net losses on disposals of other limited partnerships.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $49 million, primarily due to the lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our run-off business and lower DAC amortization driven by the impact of higher profits due to net investment gains (losses).
Pre-tax Adjusted Earnings. Pre-tax adjusted earnings, less net income attributable to noncontrolling interests, decreased $64 million (increased $3 million, net of income tax) for the three months ended March 31, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.

Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2018 was $48 million, or 42% of net income (loss) available to shareholders before provision for income tax, compared to an income tax benefit of $241 million, or 41% of net income (loss) available to shareholders before provision for income tax, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
Three Months Ended March 31, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$243	$90	$(262)	$(138)	$(67)
Add: Provision for income tax expense (benefit)	51	23	(97)	(25)	(48)
Net income (loss) available to shareholders before provision for income tax	294	113	(359)	(163)	(115)
Less: GMLB Riders	6	—	—	—	6
Less: Other derivative instruments	(22)	(14)	(420)	(21)	(477)
Less: Net investment gains (losses)	36	46	(32)	(54)	(4)
Less: Other adjustments	2	—	30	—	32
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	272	81	63	(88)	328
Less: Provision for income tax expense (benefit)	46	15	13	(29)	45
Adjusted earnings	$226	$66	$50	$(59)	$283
Three Months Ended March 31, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(296)	$(20)	$(4)	$(29)	$(349)
Add: Provision for income tax expense (benefit)	(200)	(15)	(4)	(22)	(241)
Net income (loss) available to shareholders before provision for income tax	(496)	(35)	(8)	(51)	(590)
Less: GMLB Riders	(648)	—	—	—	(648)
Less: Other derivative instruments	(142)	(13)	(55)	(52)	(262)
Less: Net investment gains (losses)	(8)	(7)	(22)	(18)	(55)
Less: Other adjustments	(8)	—	(5)	(4)	(17)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	310	(15)	74	23	392
Less: Provision for income tax expense (benefit)	82	(8)	25	13	112
Adjusted earnings	$228	$(7)	$49	$10	$280

Consolidated Results for the Three Months Ended March 31, 2018 and 2017 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fee income	$1,036	$963
Net investment spread	344	381
Insurance-related activities	(255)	(242)
Amortization of DAC and VOBA	(177)	(150)
Other expenses, net of DAC capitalization	(618)	(560)
Less: Net income (loss) attributable to noncontrolling interests	2	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	328	392
Provisions for income tax expense (benefit)	45	112
Adjusted earnings	$283	$280
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Adjusted earnings were largely unchanged, as higher fee income and lower taxes were more than offset by higher expenses, lower net investment income and higher amortization of DAC and VOBA.
Fee Income. Fee income increased $73 million, primarily due to impacts from reinsurance recapture activity in our Life and Run-off segments and higher revenue sharing and asset-based fees in our Annuities segment.
Net Investment Spread. Net investment spread decreased $37 million primarily due to lower income on derivatives due to the termination of interest rate swaps. This decrease was partially offset by the impact from repositioning a portion of our portfolio into higher yielding assets, higher returns on other limited partnership interests and positive net flows in the general account.
Insurance-Related Activities. Net costs from insurance-related activities increased $13 million primarily due to unfavorable mortality experience in our Run-off segment and higher guaranteed minimum death benefits (“GMDBs”) costs in our Annuities segment. These unfavorable impacts were partially offset by favorable underwriting experience in our Life segment as a result of reinsurance recapture activity.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA had an unfavorable impact on comparative results of $27 million as higher amortization in our Annuities segment was partially offset by lower amortization in our Life segment.
Other Expenses, Net of DAC Capitalization. Expenses increased $58 million, primarily due to higher costs in Corporate & Other and our Annuities segment, partially offset by lower expenses in our Life and Run-off segments.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 was $45 million, or 14% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, compared to $112 million, or 29% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, for the three months ended March 31, 2017. Our effective tax rates in both periods differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

Segments and Corporate & Other Results for the Three Months Ended March 31, 2018 and 2017 — Adjusted Earnings
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fee income	$731	$702
Net investment spread	175	133
Insurance-related activities	(85)	(73)
Amortization of DAC and VOBA	(143)	(94)
Other expenses, net of DAC capitalization	(406)	(358)
Pre-tax adjusted earnings	272	310
Provisions for income tax expense (benefit)	46	82
Adjusted earnings	$226	$228
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, market movements, withdrawals, surrenders, benefit payments, policy charges and transfers. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances decreased for the three months ended March 31, 2018 driven by negative net flows and poor equity market performance.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Balance, beginning of period	$109,889	$104,857
Deposits	295	349
Withdrawals, surrenders and contract benefits	(2,648)	(2,386)
Net flows	(2,353)	(2,037)
Investment performance	(734)	4,910
Policy charges	(632)	(630)
Net transfers from (to) general account	(60)	36
Balance, end of period	$106,110	$107,136

Average balance	$109,540	$106,772
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Adjusted earnings were largely unchanged, as higher DAC amortization and expenses were mostly offset by higher net investment income, higher fee income and lower taxes.
Fee Income. Fee income increased $29 million, primarily due to additional revenue sharing fees and higher asset based-fees resulting from higher average separate account balances in our variable annuity business. The additional revenue sharing fees resulted from Separation related changes and were passed through to third parties with a corresponding offset in other expenses.
Net Investment Spread. Higher net investment spread increased adjusted earnings $42 million, primarily due to higher net investment income driven by (i) the net impact from the Portfolio Realignment as well as the repositioning a portion of our portfolio into higher yielding assets, (ii) higher returns on other limited partnership interests driven by an improvement in equity market performance, (iii) higher returns on real estate joint ventures and (iv) positive net flows. These increases were partially offset by lower income on derivatives as a result of the termination of interest rate swaps.
Insurance-Related Activities. Net costs from insurance-related activities increased $12 million, primarily due to an unfavorable change from higher GMDB costs driven by an increase in liability balances resulting from growth in the in-force and higher claims, partially offset by a favorable change from the fair value of the underlying ceded separate account assets from a related party reinsurance agreement for certain variable annuity contracts.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization had an unfavorable impact on comparative results of $49 million, primarily due to the impacts from lower profits resulting from lower than expected separate account returns in the current period as well as changes in in-force and actuarial model refinements.
Other Expenses, Net of DAC Capitalization. Expenses increased $48 million, primarily due to an increase in pass-through variable annuity expenses and higher operating costs as a result of being a stand-alone company, partially offset by the impact of expenses incurred in the prior period related to reinsurance recapture activity. With respect to the variable annuity pass-through expenses, we had an increase of $50 million driven by Separation related changes to arrangements with third parties impacting the recognition of pass-through investment management and revenue sharing fees, most of which is offset by an increase in fee income.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 was $46 million, or 17% of pre-tax adjusted earnings, compared to $82 million, or 26% of pre-tax adjusted earnings, for the three months ended March 31, 2017. Our effective tax rates in both periods differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Life
The following table presents the components of adjusted earnings for our Life segment:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fee income	$103	$83
Net investment spread	46	52
Insurance-related activities	24	(20)
Amortization of DAC and VOBA	(29)	(45)
Other expenses, net of DAC capitalization	(63)	(85)
Pre-tax adjusted earnings	81	(15)
Provisions for income tax expense (benefit)	15	(8)
Adjusted earnings	$66	$(7)
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Adjusted earnings increased $73 million, primarily due to favorable underwriting, lower expenses and higher fee income.
Fee Income. Fee income increased $20 million, primarily due to the reimbursement of fees for previously recaptured universal life business.
Net Investment Spread. Net investment spread decreased $6 million, primarily driven by higher interest on policyholder account balances and future policy benefits resulting from continued positive net flows in the general account. Net investment income was largely unchanged as an increase from the net impacts from the Portfolio Realignment were mostly offset by the impact from prior period refinements to the intersegment allocation in connection with the re-segmentation of our universal life with secondary guarantees (“ULSG”) business to the Run-off segment.
Insurance-Related Activities. Insurance-related activities had a favorable impact on comparative results of $44 million, primarily due to the second quarter 2017 recapture from Metropolitan Life Insurance Company (“MLIC”) of a yearly renewable term reinsurance agreement for certain life contracts (“YRT Recapture”), which resulted in higher retained premiums in excess of the increase in retained claims.

Amortization of DAC and VOBA. Lower amortization of DAC and VOBA had a favorable impact on comparative results of $16 million, primarily due to lower ongoing universal life amortization following prior year assumption updates to mortality and maintenance expenses.
Other expenses, net of DAC capitalization. Expenses decreased $22 million primarily due to the impact of an allocation in the prior period of letter of credit fees from Corporate & Other in connection with the creation of BRCD.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 was $15 million, or 19% of adjusted earnings before provision for income tax, compared to a tax benefit of $8 million, or 53% of adjusted earnings before provision for income tax, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fee income	$205	$181
Net investment spread	112	130
Insurance-related activities	(206)	(165)
Amortization of DAC and VOBA	—	(6)
Other expenses, net of DAC capitalization	(48)	(66)
Pre-tax adjusted earnings	63	74
Provisions for income tax expense (benefit)	13	25
Adjusted earnings	$50	$49
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Adjusted earnings were largely unchanged as higher fee income, lower expenses and lower taxes were mostly offset by higher net costs from insurance-related activities and lower net investment spread.
Fee Income. Fee income increased $24 million, primarily due to the reimbursement of fees for previously recaptured universal life business and higher retained cost of insurance fees in the current period resulting from the YRT Recapture.
Net Investment Spread. Net investment spread decreased $18 million, primarily due to lower net investment income resulting from lower income on derivatives due to the termination of interest rates swaps, as well as the net effects of the Portfolio Realignment. These decreases were partially offset by higher returns on other limited partnership interests driven by an improvement in equity market performance and the impact from prior period refinements to the intersegment allocation in connection with the re-segmentation of our ULSG business to the Run-off segment.
Insurance-Related Activities. Net costs from insurance-related activities increased $41 million, primarily due to unfavorable underwriting experience.
Other expenses, net of DAC capitalization. Expenses decreased $18 million, primarily due to lower costs related to reinsurance financing arrangements which were terminated in the second quarter of 2017.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 was $13 million, or 21% of pre-tax adjusted earnings, compared to $25 million, or 34% of pre-tax adjusted earnings for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.

Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Fee income	$(3)	$(3)
Net investment spread	11	66
Insurance-related activities	12	16
Amortization of DAC and VOBA	(5)	(5)
Other expenses, net of DAC capitalization	(101)	(51)
Less: Net income (loss) attributable to noncontrolling interests	2	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	(88)	23
Provisions for income tax expense (benefit)	(29)	13
Adjusted earnings	$(59)	$10
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Overview. Adjusted earnings decreased $69 million, primarily due to lower net investment spread combined with higher expenses.
Net Investment Spread. Net investment spread decreased $55 million, primarily driven by the net impacts from the Portfolio Realignment combined with lower income on derivatives due to the termination of interest rate swaps.
Other Expenses, Net of DAC Capitalization. Expenses increased $50 million, primarily due to higher establishment costs related to planned technology and branding investments, as well as higher interest on debt which was issued in the second quarter of 2017. These increases were partially offset by a charge in the prior period related to sale of MPCG to MassMutual and lower letter of credit fees. Letter of credit fees decreased as a result of the issuance of debt in the second quarter of 2017, which more than offset the impact of an allocation to the Life segment in the prior period.
Income Tax Expense (Benefit). Income tax benefit for the three months ended March 31, 2018 was $29 million, or 33% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, compared to an expense of $13 million, or 57% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, for the three months ended March 31, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the utilization of tax credits.

GMLB Riders
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Directly Written Liabilities (1)	$333	$369
Assumed Reinsurance Liabilities	—	(3)
Total Liabilities	333	366
Hedging Program (2)	(371)	(1,250)
Ceded Reinsurance	(28)	(278)
Total Hedging Program and Reinsurance	(399)	(1,528)
Directly Written Fees	205	209
Assumed Reinsurance Fees	—	—
Total Fees (3)	205	209
GMLB Riders before DAC Offsets	139	(953)
DAC Offsets	(133)	305
Total GMLB Riders	$6	$(648)
______________

(1)
Includes changes in fair value of the Shield Annuities embedded derivatives of $58 million for the three months ended March 31, 2018. Changes in the fair value of the Shield Annuities embedded derivatives were not included in GMLB results for the three months ended March 31, 2017.

(2)
Certain hedges of GMIB insurance liabilities were historically reported in policyholder benefits and claims. Amounts reported in policyholder benefits and claims were ($180) million for the three months ended March 31, 2017. Consistent with the hedge strategy now focused on a statutory target, with less emphasis on matching GAAP liabilities, all hedge program amounts are recorded in net derivative gains (losses) beginning in 2018.

(3)	Excludes living benefit fees, included as a component of adjusted earnings, of $18 million for both the three months ended March 31, 2018 and 2017.
Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017
Comparative results from GMLB Riders before provision for income tax were favorable by $654 million. Of this amount, a favorable change of $914 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in an unfavorable impact on comparative results of $33 million, primarily due to unfavorable impacts from changes in equity markets in the current period compared to the prior period. This decrease was partially offset by favorable impacts from (i) changes in interest rates, (ii) the change in fair value of the Shield Annuities embedded derivatives and (iii) the change in the nonperformance risk adjustment as a result of changing to use of our own creditworthiness post-Separation.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of $1.1 billion, primarily due:

•	a net favorable change of $699 million from the inverse impacts of the same interest rate and equity market factors that unfavorably impacted GMLB Riders liabilities; and

•
a favorable change of $265 million from the impact of a charge recognized in the prior period in connection with the recapture from MLIC of certain ceded and assumed variable annuity insurance agreements.

GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders discussed above, resulted in an unfavorable impact on comparative results of $438 million.

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

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio, will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure, and, if credit spreads widen significantly or for an extended period of time, will likely result in higher other-than-temporary impairment (“OTTI”). Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

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
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in the 2017 Annual Report.
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. The Federal Open Market Committee has increased the federal funds rate four times since the start of 2017. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
Selected Country and Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about economic conditions and capital markets; declining sales and increased online competition in the retail sector and recent country and sector specific volatility due to local economic and/or political concerns have affected the performance of certain of our investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Financial and Economic Environment” included in the 2017 Annual Report.

We have exposure to global market volatility, as we maintain general account investments in Puerto Rico, among other countries, through our global portfolio diversification. Our exposure to sovereign fixed maturity securities and total fixed maturity securities of Puerto Rico totaled $4 million and $20 million, at estimated fair value, respectively, at March 31, 2018.
There has been an increased market focus on retail sector investments as a result of declining sales and the effects of online competition. Our exposure to retail sector corporate fixed maturity securities was $1.5 billion, of which 95% were investment grade, with unrealized gains of $42 million at March 31, 2018.
We manage direct and indirect investment exposure in Puerto Rico and the retail sector through fundamental credit analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in Puerto Rico and the retail sector will have a material adverse effect on our results of operations or financial condition.
Current Environment — Summary
All of these factors have had and could continue to have an adverse effect on the financial results of companies in the financial services industry, including us. Such global economic conditions, as well as the global financial markets, continue to impact our net investment income, net investment gains (losses), net derivative gains (losses), level of unrealized gains (losses) within the various asset classes in our investment portfolio, and our level of investment in lower yielding cash equivalents, short-term investments and government securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period” included in the 2017 Annual Report.
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

	Three Months Ended March 31,
	2018		2017
	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.65%	$852	4.89%	$886
Investment fees and expenses	(0.15)%	(27)	(0.15)%	(28)
Adjusted net investment income (2),(3)	4.50%	$825	4.74%	$858
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote (3) below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties and the effects of consolidating certain VIEs under GAAP that are treated as CSEs.

(2)	Adjusted net investment income included in yield calculations includes investment hedge adjustments.

(3)
Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs, as presented below.

	Three Months Ended March 31,
	2018	2017
	(In millions)
Net investment income	$817	$782
Investment hedge adjustments	(8)	(76)
Incremental net investment income from CSEs	—	—
Adjusted net investment income — in the above yield table	$825	$858
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2018 and 2017 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity available-for-sale (“AFS”) and equity securities by type (public or private) held at:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$52,326	82.8%	$54,332	83.6%
Privately-placed	10,852	17.2	10,659	16.4
Total fixed maturity securities	$63,178	100.0%	$64,991	100.0%
Percentage of cash and invested assets	76.2%		77.2%
Equity securities
Publicly-traded	$154	96.2%	$156	96.9%
Privately-held	6	3.8	5	3.1
Total equity securities	$160	100.0%	$161	100.0%
Percentage of cash and invested assets	0.2%		0.2%
Valuation of Securities. We engage MetLife Investment Advisors, LLC (“MLIA”), a related party investment manager, to execute on our valuation controls and policies to determine the estimated fair value of our investments. The estimated fair value of publicly-traded securities is determined after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The estimated fair value of privately-placed securities is determined after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after the independent pricing services’ use of available observable market data is determined). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, prices are obtained from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately use the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, the security is priced primarily using non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations use inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at March 31, 2018.

The Company is responsible for monitoring and providing the oversight over the valuation controls and policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding the valuation techniques and inputs by level within the three-level fair value hierarchy by major classes of invested assets.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows at:

	March 31, 2018
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$6,453	10.2%	$17	10.6%
Level 2
Independent pricing sources	53,037	84.0	20	12.5
Internal matrix pricing or discounted cash flow techniques	576	0.9	—	—
Significant other observable inputs	53,613	84.9	20	12.5
Level 3
Independent pricing sources	2,581	4.1	117	73.1
Internal matrix pricing or discounted cash flow techniques	399	0.6	6	3.8
Independent broker quotations	132	0.2	—	—
Significant unobservable inputs	3,112	4.9	123	76.9
Total estimated fair value	$63,178	100.0%	$160	100.0%
See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at March 31, 2018 are as follows:

•
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors: U.S. and foreign corporate securities and residential mortgage-backed securities (“RMBS”).

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

•	During the three months ended March 31, 2018, Level 3 fixed maturity securities decreased by $120 million, or 4%. The decrease was driven by net transfers out of Level 3.
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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity and Equity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2017 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities and the revised methodologies adopted by the NAIC for certain structured securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$41,316	$2,429	$43,745	69.2%	$42,098	$3,631	$45,729	70.4%
2	Baa	15,801	703	16,504	26.1	15,137	1,113	16,250	25.0
Subtotal investment grade		57,117	3,132	60,249	95.3	57,235	4,744	61,979	95.4
3	Ba	2,044	23	2,067	3.3	2,102	63	2,165	3.3
4	B	831	(2)	829	1.3	799	15	814	1.3
5	Caa and lower	33	(4)	29	0.1	31	(2)	29	—
6	In or near default	4	—	4	—	6	(2)	4	—
Subtotal below investment grade		2,912	17	2,929	4.7	2,938	74	3,012	4.6
Total fixed maturity securities		$60,029	$3,149	$63,178	100.0%	$60,173	$4,818	$64,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2018
U.S. corporate	$10,226	$10,858	$1,401	$746	$21	$—	$23,252
U.S. government and agency	13,783	175	—	—	—	—	13,958
RMBS	7,787	39	81	—	8	—	7,915
Foreign corporate	1,800	4,653	416	47	—	—	6,916
State and political subdivision	4,015	66	3	—	—	4	4,088
CMBS	3,840	—	—	—	—	—	3,840
ABS	1,665	195	40	2	—	—	1,902
Foreign government	629	518	126	34	—	—	1,307
Total fixed maturity securities	$43,745	$16,504	$2,067	$829	$29	$4	$63,178
Percentage of total	69.2%	26.1%	3.3%	1.3%	0.1%	—%	100.0%
December 31, 2017
U.S. corporate	$10,263	$10,548	$1,408	$714	$23	$1	$22,957
U.S. government and agency	16,111	181	—	—	—	—	16,292
RMBS	7,830	27	102	12	6	—	7,977
Foreign corporate	1,835	4,657	483	48	—	—	7,023
State and political subdivision	4,105	70	3	—	—	3	4,181
CMBS	3,423	—	—	—	—	—	3,423
ABS	1,538	258	33	—	—	—	1,829
Foreign government	624	509	136	40	—	—	1,309
Total fixed maturity securities	$45,729	$16,250	$2,165	$814	$29	$4	$64,991
Percentage of total	70.4%	25.0%	3.3%	1.3%	—%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both March 31, 2018 and December 31, 2017. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$9,448	31.3%	$9,459	31.5%
Consumer	7,213	23.9	7,213	24.1
Finance	6,112	20.2	5,834	19.4
Utility	4,366	14.5	4,333	14.5
Communications	2,258	7.5	2,338	7.8
Other	771	2.6	803	2.7
Total	$30,168	100.0%	$29,980	100.0%
Structured Securities
We held $13.7 billion and $13.2 billion of structured securities, at estimated fair value, at March 31, 2018 and December 31, 2017, respectively, as presented in the RMBS, commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) sections below.
RMBS
The following table presents our RMBS holdings at:

	March 31, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,473	56.5%	$159	$4,623	58.0%	$219
Pass-through securities	3,442	43.5	(61)	3,354	42.0	9
Total RMBS	$7,915	100.0%	$98	$7,977	100.0%	$228
By risk profile:
Agency	$5,498	69.5%	$(81)	$5,439	68.1%	$46
Prime	303	3.8	19	333	4.2	22
Alt-A	1,137	14.4	92	1,185	14.9	93
Sub-prime	977	12.3	68	1,020	12.8	67
Total RMBS	$7,915	100.0%	$98	$7,977	100.0%	$228
Ratings profile:
Rated Aaa/AAA	$5,575	70.4%		$5,553	69.6%
Designated NAIC 1	$7,787	98.4%		$7,830	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $935 million and $976 million at March 31, 2018 and December 31, 2017, respectively, with unrealized gains (losses) of $65 million and $65 million at March 31, 2018 and December 31, 2017, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	March 31, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$27	$30	$—	$—	$1	$—	$—	$1	$—	$1	$28	$32
2011	267	267	11	11	32	31	—	—	—	—	310	309
2012	80	80	111	110	102	103	2	2	—	—	295	295
2013	102	103	142	141	73	72	—	—	—	—	317	316
2014	215	215	285	284	44	44	—	—	—	—	544	543
2015	877	864	183	181	29	29	—	—	—	—	1,089	1,074
2016	443	433	51	48	28	27	—	—	—	—	522	508
2017	365	357	54	52	13	13	—	—	—	—	432	422
2018	326	324	16	17	—	—	—	—	—	—	342	341
Total	$2,702	$2,673	$853	$844	$322	$319	$2	$3	$—	$1	$3,879	$3,840
Ratings Distribution		69.6%		22.0%		8.3%		0.1%		—%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$28	$31	$—	$—	$—	$—	$1	$1	$—	$1	$29	$33
2011	270	274	11	11	32	32	—	—	—	—	313	317
2012	88	90	111	112	102	103	2	3	—	—	303	308
2013	102	106	143	144	73	73	—	—	—	—	318	323
2014	215	220	285	289	44	45	—	—	—	—	544	554
2015	840	848	184	186	29	30	—	—	—	—	1,053	1,064
2016	430	431	51	49	28	27	—	—	—	—	509	507
2017	251	251	53	53	13	13	—	—	—	—	317	317
Total	$2,224	$2,251	$838	$844	$321	$323	$3	$4	$—	$1	$3,386	$3,423
Ratings Distribution		65.8%		24.7%		9.4%		0.1%		—%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Rating (“S&P”), Fitch Ratings (“Fitch”) and Morningstar. CMBS designated NAIC 1 were 100.0% of total CMBS at both March 31, 2018 and December 31, 2017.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$929	48.8%	$6	$819	44.8%	$8
Consumer loans	249	13.1	2	262	14.3	3
Automobile loans	203	10.7	—	189	10.3	—
Student loans	169	8.9	6	169	9.3	4
Credit card loans	59	3.1	—	101	5.5	—
Other loans	293	15.4	2	289	15.8	4
Total	$1,902	100.0%	$16	$1,829	100.0%	$19
Ratings profile:
Rated Aaa/AAA	$765	40.2%		$637	34.8%
Designated NAIC 1	$1,665	87.5%		$1,538	84.1%
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about the evaluation of fixed maturity securities and equity securities AFS for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity Securities AFS Recognized in Earnings
See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity Security OTTI Losses Recognized in Earnings
There were no impairments of fixed maturity securities for both the three months ended March 31, 2018 and 2017.
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

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$7,629	67.8%	$38	0.5%	$7,260	68.0%	$36	0.5%
Agricultural	2,435	21.6	7	0.3%	2,276	21.3	7	0.3%
Residential	1,188	10.6	4	0.3%	1,138	10.7	4	0.4%
Total	$11,252	100.0%	$49	0.4%	$10,674	100.0%	$47	0.4%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option (“FVO”). Such amounts are presented in Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, at both March 31, 2018 and December 31, 2017, 97% were collateralized by properties located in the U.S. and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	March 31, 2018	December 31, 2017
State
California	24%	24%
New York	15%	15%
Texas	9%	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2018 and December 31, 2017. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	March 31, 2018	December 31, 2017
State
California	33%	32%
Florida	13%	13%
New York	8%	8%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,067	27.1%	$1,955	26.9%
Middle Atlantic	1,759	23.1	1,699	23.4
South Atlantic	1,142	15.0	1,190	16.4
West South Central	776	10.1	777	10.7
East North Central	488	6.4	489	6.7
Mountain	373	4.9	266	3.7
International	343	4.5	323	4.5
New England	341	4.5	220	3.0
West North Central	129	1.7	130	1.8
East South Central	48	0.6	48	0.7
Multi-Region and Other	163	2.1	163	2.2
Total recorded investment	7,629	100.0%	7,260	100.0%
Less: valuation allowances	38		36
Carrying value, net of valuation allowances	$7,591		$7,224
Property Type
Office	$3,391	44.4%	$3,246	44.7%
Retail	2,001	26.2	1,933	26.7
Apartment	1,098	14.4	968	13.3
Hotel	678	8.9	683	9.4
Industrial	416	5.5	385	5.3
Other	45	0.6	45	0.6
Total recorded investment	7,629	100.0%	7,260	100.0%
Less: valuation allowances	38		36
Carrying value, net of valuation allowances	$7,591		$7,224
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
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 6 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-

to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 51% at both March 31, 2018 and December 31, 2017, and our average debt service coverage ratio was 2.3x at both March 31, 2018 and December 31, 2017. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 43% at March 31, 2018 and December 31, 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the three months ended March 31, 2018 and 2017.
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
The estimated fair value of the real estate joint venture investment portfolios was $553 million and $594 million at March 31, 2018 and December 31, 2017, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $1.7 billion at both March 31, 2018 and December 31, 2017, which included $104 million of hedge funds at both March 31, 2018 and December 31, 2017. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next two to 10 years.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,201	89.8%	$2,254	89.9%
Tax credit and renewable energy partnerships	101	4.1	103	4.1
FHLB Stock (1)	70	2.8	71	2.8
Leveraged leases, net of non-recourse debt	66	2.7	66	2.6
Other	14	0.6	13	0.6
Total	$2,452	100.0%	$2,507	100.0%
__________________

(1)	The Company reclassified Federal Home Loan Bank (“FHLB”) stock in prior periods from equity securities to other invested assets.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives, held at March 31, 2018 and December 31, 2017.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2018 and 2017.
See “Business — Segments and Corporate & Other — Annuities”, “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Actuarial Assumption Review” included in the 2017 Annual Report for more information about our use of derivatives by major hedge programs.
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
Derivatives categorized as Level 3 at March 31, 2018 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. The estimated fair value of our derivatives priced through independent broker quotations were less than1% and 1% at March 31, 2018 and December 31, 2017, respectively.
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
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2018		December 31, 2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$40	$(1)	$65	$(1)
Written	1,928	31	1,900	40
Total	$1,968	$30	$1,965	$39
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2017 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.

Off Balance Sheet Arrangements
Credit and Committed Facilities
We maintain a senior unsecured revolving credit facility, (the “Revolving Credit Facility”) as well as an unsecured delayed draw term loan agreement with a syndicate of banks (the “Term Loan Facility”). At March 31, 2018, there were no drawdowns under the Revolving Credit Facility and there was $600 million outstanding under the Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these facilities. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 9 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report.
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD has a $10.0 billion reinsurance financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At March 31, 2018, there were no drawdowns on such notes and there was $8.9 billion of funding available under this financing arrangement.
Collateral for Securities Lending, Repurchase Programs and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our balance sheets. The amount of this collateral was $42 million and $29 million at estimated fair value at March 31, 2018 and December 31, 2017, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements, as well as “—Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $300 million, and $368 million at March 31, 2018 and December 31, 2017, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 10 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Other
Additionally, we enter into commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity AFS and Equity Securities” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 10 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2017 Annual Report.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2017 Annual Report. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. A discussion of future policy benefits by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2017 Annual Report.
Policyholder Account Balances
Policyholder account balances (“PABs”) are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. A discussion of PABs by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2017 Annual Report.
Variable Annuity Guarantees
We issue directly and assume from an affiliate through reinsurance certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” included in the 2017 Annual Report for additional information.
Select information that management considers relevant to understanding our variable annuity risk management strategy has been included below.
Net Amount at Risk
The net amount at risk (“NAR”) for the GMDB is the amount of death benefit in excess of the account value (if any) at the balance sheet date. It represents the amount of the claim we would incur if death claims were made on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
The NAR for the GMWB and GMAB is the amount of guaranteed benefits in excess of the account values (if any) at the balance sheet date. The NAR assumes utilization of benefits by all contract holders at the balance sheet date. For the GMWB benefits, only a small portion of the Benefit Base is available for withdrawal on an annual basis. For the GMAB, the NAR would not be available until the GMAB maturity date.
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
A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Segments and Corporate & Other — Annuities — Net Amount at Risk” included in the 2017 Annual Report.

The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at:

	March 31, 2018 (1)				December 31, 2017 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$44,977	$2,115	$2,850	27.2%	$46,585	$1,796	$2,641	25.0%
GMIB Max w/ Enhanced DB	12,487	2,356	2.3%		13,035	1,850	1	0.1%
GMIB Max w/o Enhanced DB	7,208	10	—	.1%	7,490	3	—	<0.1%
GMWB4L (FlexChoiceSM)	2,428	6	2	3.6%	2,351	—	1	1.0%
GMAB	677	3	2	10.9%	695	2	1	0.3%
GMWB	3,202	52	18	8.5%	3,355	46	13	2.0%
GMWB4L	17,363	105	305	15.8%	18,026	73	267	13.5%
EDB Only	3,907	557	—	N/A	4,020	453	—	N/A
GMDB Only (Other than EDB)	19,062	1,052	—	N/A	19,587	1,038	—	N/A
Total	$111,311	$6,256	$3,179		$115,144	$5,261	$2,924
__________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-Money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.3 billion at March 31, 2018, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $878 million at March 31, 2018, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at $690 million at March 31, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2017 Annual Report.

The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model at:

	Reserves
	March 31, 2018			December 31, 2017
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,216	$—	$1,216	$1,163	$—	$1,163
GMIB	2,351	1,209	3,560	2,310	1,416	3,726
GMIB Max	417	(280)	137	399	(243)	156
GMAB	—	(17)	(17)	—	(15)	(15)
GMWB	—	13	13	—	18	18
GMWB4L	277	(47)	230	277	30	307
GMWB4L (FlexChoiceSM)	—	—	—	—	5	5
Total	$4,261	$878	$5,139	$4,149	$1,211	$5,360
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program at:

		March 31, 2018			December 31, 2017
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$12,251	$661	$283	$14,586	$899	$378
	Interest rate futures	282	—	—	282	1	—
	Interest rate options	20,700	88	33	20,800	68	27
Equity Market	Equity futures	1,867	—	—	2,713	15	—
	Equity index options	47,373	1,010	1,566	47,066	793	1,663
	Equity variance swaps	9,575	123	421	8,998	128	430
	Equity total return swaps	1,894	60	—	1,767	—	79
	Total	$93,942	$1,942	$2,303	$96,212	$1,904	$2,577
For hedges of guarantees that are accounted for under the insurance accrual based model the change in estimated fair value of our derivatives is reported in policyholder benefits and claims. For hedges of guarantees that are accounted for as embedded derivatives the change in estimated fair value of our derivatives is recorded in net derivative gains (losses). Period to period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates,” both included in the 2017 Annual Report.
Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the businesses, timing of cash flows on investments and products, general economic conditions and access to the Revolving Credit Facility and the Term Loan Facility and access to the capital markets and the alternate sources of liquidity and capital described herein.

Parent Company
Liquidity
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company, Brighthouse Financial, Inc., from the cash flow needs of the combined group of companies. Brighthouse Financial, Inc. is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. The principal sources of funds available to Brighthouse Financial, Inc. include dividends and returns of capital from its insurance and non-insurance subsidiaries, as well as its own cash and short-term investments. Such funds are paid to Brighthouse Financial, Inc. by BH Holdings, its direct wholly-owned holding company subsidiary. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance subsidiaries. For example, we have established internal liquidity facilities to provide liquidity within and across our regulated and non-regulated entities to support our businesses.
Liquid Assets and Short-term Liquidity
An integral part of our liquidity management includes managing our levels of liquid assets and short-term liquidity. Our non-insurance company liquid assets and short-term liquidity are generated through borrowings, as well as through dividends and returns of capital from our insurance subsidiaries, offset by payments for certain services provided from our insurance and non-insurance subsidiaries, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. Insurance subsidiary dividends are subject to local insurance regulatory requirements, as discussed in “— The Company — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries.”
Liquid assets and short-term liquidity were made available from the issuance of $3.0 billion of senior notes in June 2017 and from drawdowns under the Term Loan Facility in the third quarter of 2017. In addition, any undrawn capacity under the Revolving Credit Facility is a potential source of liquidity. In order to manage our capital more efficiently, we have established internal liquidity facilities to provide liquidity within and across our combined group of companies. At March 31, 2018 and December 31, 2017, total obligations outstanding under these internal liquidity facilities were $79 million and $136 million, respectively.
At March 31, 2018 and December 31, 2017, Brighthouse Financial, Inc. and certain of its non-insurance subsidiaries had $647 million and $656 million, respectively, in liquid assets. Of these amounts, $545 million and $563 million were held by Brighthouse Financial, Inc. at March 31, 2018 and December 31, 2017, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateral financing arrangements.
At March 31, 2018 and December 31, 2017, Brighthouse Financial, Inc. and certain of its non-insurance subsidiaries had $413 million and $419 million, respectively in short-term liquidity. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives and secured borrowings.
Capital
We expect to maintain adequate liquidity at Brighthouse Financial, Inc., a debt-to-capital ratio of approximately 25% and a funding of $2.0 billion to $3.0 billion of assets in excess of CTE95 to support our variable annuity contracts during normal markets. We define CTE95 as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst five percent of 1,000 capital markets scenarios over the life of the contracts. We monitor our financial leverage ratio based on an average of our key leverage calculations of A.M. Best Company, Fitch, Moody’s and S&P. At March 31, 2018, assets above CTE95 were $2.7 billion.
We may opportunistically look to pursue additional debt financing over time to reach our targeted debt-to-capital ratio of 25% and to refinance borrowings outstanding under the Term Loan Facility. Such debt financing may include the incurrence of term loans or the issuance of senior or subordinated debt securities. There can be no assurance that we will be able to complete any such debt financing transactions on terms and conditions favorable to us or at all.
We do not currently anticipate declaring or paying regular cash dividends or making other distributions on our common stock in the near term. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of our Board of Directors and depend on and be subject to our financial conditions, results of operations, earnings, cash needs, regulatory and other constraints, capital requirements (including capital requirements of our subsidiaries), contractual restrictions and any other factors that our Board of Directors deems relevant in making such a determination, including, without limitation, the Company’s continued development as a standalone public company. Therefore, there can be no assurance that we will pay any dividends or make other distributions on our common stock, or as to the amount of any such dividends or distribution of capital.
See also “— The Company — Capital” for a discussion of how we manage our capital for the combined group of companies.
The Company
Sources and Uses of Liquidity and Capital
Our principal sources of liquidity are insurance premiums and annuity considerations, net investment income and proceeds from the maturity and sale of investments. The primary uses of these funds are investing activities, payments of policyholder benefits, commissions and operational expenses, contract maturities, withdrawals and surrenders.
Summary of the Primary Sources and Uses of Liquidity and Capital
The following table presents a summary of the primary sources and uses of liquidity and capital:

	Three Months Ended March 31,
	2018	2017
	(In millions)
Sources:
Operating activities, net	$291	$360
Changes in policyholder account balances, net	744	160
Changes in payables for collateral under securities loaned and other transactions, net	75	—
Financing element on certain derivative instruments and other derivative related transactions, net	—	224
Cash received from MetLife in connection with shareholder’s net investment	—	24
Total sources	1,110	768
Uses:
Investing activities, net	903	22
Changes in payables for collateral under securities loaned and other transactions, net	—	139
Long-term debt repaid	3	3
Financing element on certain derivative instruments and other derivative related transactions, net	157	—
Cash paid to MetLife in connection with shareholder’s net investment	—	20
Other, net	16	—
Total uses	1,079	184
Net increase (decrease) in cash and cash equivalents	$31	$584
Cash Flows from Operations. The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and net investment income. The principal cash outflows are the result of various life insurance and annuity products, operating expenses and income tax, as well as interest expense. A primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder withdrawal.
Cash Flows from Investments. The principal cash inflows from our investment activities come from repayments of principal, proceeds from maturities and sales of investments, as well as settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments and settlements of freestanding derivatives. We typically can have a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with our ALM discipline to fund insurance liabilities. We closely monitor and manage these risks through our comprehensive investment risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Cash Flows from Financing, The Company. The principal cash inflows from our financing activities come from issuances of debt, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contract holder and policyholder withdrawal.
Cash Flows from Financing, Parent Company. The principal cash inflows from parent company financing activities come from issuance of debt and dividends from subsidiaries. The principal cash outflows from parent company financing activities relate to interest expense on and repayments of debt, and payment of dividends on and repurchases of common or preferred stock.
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
We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential increase to post or return collateral, reduction to new business sales, and risk of early contract holder and policyholder withdrawals, and lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights on many of our products. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These potential available alternative sources of liquidity include cash flows from operations, sales of liquid assets, internal liquidity facilities, collateralized borrowing arrangements, such as from FHLB, and any undrawn capacity under the Revolving Credit Facility.
Consolidated Liquid Assets and Short-term Liquidity
Consolidated liquid assets were $35.8 billion and $38.3 billion at March 31, 2018 and December 31, 2017, respectively. Consolidated short-term liquidity was $1.4 billion and $1.6 billion at March 31, 2018 and December 31, 2017, respectively.
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position will be supported by our ability to generate cash flows within our insurance companies, our ability to effectively manage the risk of our businesses, and our expected ability to borrow funds and raise additional capital to meet operating and growth needs in the event of adverse market and economic conditions.
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
Restrictions on Dividends and Returns of Capital from Insurance Subsidiaries
Our business is primarily conducted through our insurance subsidiaries. The insurance subsidiaries are subject to regulatory restrictions on the payment of dividends and other distributions imposed by the regulators of their respective state domiciles. For more information, see “Business — Regulation — Insurance Regulation — Holding Company Regulation” in our 2017 Annual Report.
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

The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions and surplus notes.
The table below sets forth the dividends permitted to be paid in 2018 by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the three months ended March 31, 2018.

Company	Paid	Permitted without Approval (1)
	(In millions)
Brighthouse Life Insurance Company	$—	$84
New England Life Insurance Company	$—	$65
Brighthouse Life Insurance Company of NY (2)	$—	$21
______________

(1)
Reflects dividend amounts that may be paid during 2018 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may require regulatory approval.

(2)	Dividends are not anticipated to be paid by BHNY in 2018.
Brighthouse Financial, Inc. received a $52 million cash distribution from BH Holdings during the three months ended March 31, 2018. There were no cash dividends or returns of capital paid by our non-insurance subsidiaries for the three months ended March 31, 2017.
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
Information about financial strength ratings and credit ratings can be found in the 2017 Annual Report, as well as on the respective websites of the rating agencies.
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
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD has a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At March 31, 2018, there were no drawdowns on such notes and there was $8.9 billion of funding available under this financing arrangement.
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level that is sufficient to satisfy its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes a financing program to cover the difference between full required statutory assets (i.e., XXX/AXXX reserves plus target risk margin appropriate to meet capital needs) and Minimum Initial Target Assets. An admitted deferred tax asset, if any, would also serve to reduce the amount of funding required under this financing program.
Primary Sources of Liquidity and Capital
Liquidity is provided by a variety of funding sources, including funding agreements. Capital is provided by a variety of funding sources, including long-term debt, credit facilities and reserve financing facilities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. In addition to our senior note issuances and credit facilities discussed in more detail in “— Outstanding Debt,” and our reinsurance financing arrangement, our other funding sources include or have included:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
BLIC is a member of the FHLB of Pittsburgh as of March 31, 2018 and has obligations outstanding with certain regional banks in the FHLB system. During the three months ended March 31, 2018 and 2017, there were no issuances or repayments under funding agreements with certain regional FHLBs. At both March 31, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $595 million. Activity related to these funding agreements is reported in the Run-off segment.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
BLIC issued fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the three months ended March 31, 2018 and 2017, there were no issuances and we repaid $0 and $1 million, respectively, under such funding agreements. At March 31, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $144 million and $141 million, respectively. Activity related to these funding agreements is reported in the Run-off segment.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
BLIC may issue funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the three months ended March 31, 2018 and 2017, there were no issuances or repayments under such funding agreements. At March 31, 2018 and December 31, 2017, there were no obligations outstanding under these funding agreements. Activities related to these funding agreements are reported in the Run-off segment.

Outstanding Debt
The following table summarizes our outstanding debt at:

	Interest Rate	Maturity	March 31, 2018	December 31, 2017
			(Dollars in millions)
Senior notes (1)	3.700%	2027	$1,489	$1,489
Senior notes (1)	4.700%	2047	1,477	1,477
Long-term debt (2)	7.028%	2030	35	35
Term loan	LIBOR plus 1.5%	2019	600	600
Total long-term debt (3)			$3,601	$3,601
_________

(1)	Includes unamortized debt issuance costs and debt discount totaling $34 million for senior notes due 2027 and 2047 on a combined basis at both March 31, 2018 and December 31, 2017.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.

(3)
Excludes $8 million and $11 million of long term debt related to CSEs at March 31, 2018 and December 31, 2017, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for more information regarding CSEs.

Credit Facilities
At March 31, 2018, there were no drawdowns under the Revolving Credit Facility and there was $600 million outstanding under the Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these facilities.
Debt and Facility Covenants
The Company’s debt instruments and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the 2017 Term Loan Facility and the Revolving Credit Facility contain financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. The Company is not aware of any non-compliance with these financial covenants at March 31, 2018.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Primary Sources of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Debt Repayments
There were no debt repayments made during either the three months ended March 31, 2018 or 2017.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products, and annuity products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the Annuities segment, lapses and surrenders tend to occur in the normal course of business. During the three months ended March 31, 2018 and 2017, general account surrenders and withdrawals from annuity products were $449 million and $630 million, respectively.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2018 and December 31, 2017, counterparties were obligated to return cash collateral pledged by us of $0 and $44 million, respectively. At March 31, 2018 and December 31, 2017, we were obligated to return cash collateral pledged to us by counterparties of $467 million and $379 million, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for additional information about pledged collateral.
We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.8 billion at both March 31, 2018 and December 31, 2017. Of these amounts, $1.3 billion and $1.6 billion at March 31, 2018 and December 31, 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2018 was $1.2 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirements to immediately return the cash collateral. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Repurchase Agreement
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion, in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell securities at a purchase price based on the market value of the securities less an applicable margin, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and price which represents the original purchase price plus interest.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 10 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
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

Note Regarding Forward-Looking Statements
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other written or oral statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of the Company. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
•differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

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

•
any failure of third parties to provide services we need, any failure of the practices and procedures of these third parties and any inability to obtain information or assistance we need from third parties, including MetLife;

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	whether all or any portion of the Separation tax consequences are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of the Tax Cuts and Jobs Act and other potential future tax legislation that could decrease the value of our tax attributes, lead to increased RBC requirements and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, this report, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.
Corporate Information
We announce financial and other information about Brighthouse to our investors through the Brighthouse Investor Relations web page at www.brighthousefinancial.com, as well as SEC filings, news releases, public conference calls and webcasts. Brighthouse encourages investors to visit the Investor Relations web page from time to time, as information is updated and new information is posted. The information found on our website is not incorporated by reference in this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2017 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2017 Annual Report.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes as a standalone entity, and identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 15 to the Notes to the Consolidated Financial Statements included in the 2017 Annual Report; and (ii) Note 10 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements in Part I of this report.
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015)
Plaintiffs have named New England Life Insurance Company (“NELICO”), MetLife, Inc. and MetLife Securities, Inc. in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. All but one of the plaintiffs have resolved their claims with the defendants. The last remaining plaintiff settled with the defendants and the Company anticipates the plaintiff’s claims will be dismissed in May 2018.
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
Item 1A. Risk Factors
The following should be read in conjunction with, and supplements and amends, the factors that may affect the Company’s business or operations described under “Risk Factors” in the 2017 Annual Report. In addition, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report are incorporated by reference herein. Other than as described herein, there have been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report.
Risks Related to Our Business
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to outsource certain services important to our business. In July 2016, we entered into a multi-year outsourcing arrangement for the administration of certain in-force policies currently housed on up to 20 systems. Pursuant to this arrangement, at least 13 of such systems will be consolidated down to one. In December 2017, we formalized an arrangement for the administration of life and annuities new business and approximately 1.3 million in-force life and annuities contracts. We intend to focus on further outsourcing opportunities with third-party vendors, including after the Transition Services Agreement, Investment Management Agreement and other agreements with MetLife companies expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation from MetLife will have on the pricing of such services. It may be difficult and disruptive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations likely could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial or actuarial services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See the risk factor referenced in the preceding paragraph and “Risk Factors — Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s and MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” in the 2017 Annual Report.
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
In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, we identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future. We announced a related increase in reserves of $38 million, after tax, during the fourth quarter of 2017 relating to legacy non-retail group annuity contracts that are pension risk transfers included in our Run-off segment.
These group annuity contracts and many of our other products are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for the information and assistance in modifying administrative practices and procedures. We also depend on MetLife for information and assistance in reviewing administrative practices and procedures and reserves with respect to other products it administers for us. From time to time, MetLife has brought to our attention practices, procedures and reserves with respect to other products that require further review. While we do not believe, based on the information made available to us to date by MetLife, that any of the matters MetLife has brought to our attention will require material modifications to reserves or have a material effect on our financial condition or results of operations, we are reliant upon MetLife to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that MetLife will provide further information and assistance.
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, or any changes resulting from preparing our first U.S. federal income tax returns, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the corporate tax rates could also affect the value of our deferred tax assets and may require a write-off of some of those assets. In addition, we have not yet been required to file U.S. federal income tax returns since our Separation from MetLife, and we will depend on information from MetLife in order to do so. If the information we receive from MetLife in the course of preparing our U.S. federal income tax returns is materially different from information received in the past or if we do not receive full information, we could find it necessary to change the deferred income tax assets and liabilities recorded on our balance sheet or to record provisions for income taxes on our statement of operations, which could adversely affect our financial condition and results of operations. See Note 13 of the Notes to the Consolidated and Combined Financial Statements in the 2017 Annual Report for the impact of the Tax Act on our financial statements. Also, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2017 Annual Report.

Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed and continue to develop risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed. In addition, we rely on third-party providers to administer and service many of our products, and our risk management policies and procedures may not be successful in identifying every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures, or the risk management policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital” included in the 2017 Annual Report.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
Our contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms
We have contractual arrangements, such as the Transition Services Agreement, the Investment Management Agreements, the Intellectual Property License Agreement, the Investment Finance Services Agreements entered into in connection with the Investment Management Agreements and other agreements that require MetLife affiliates to provide certain services to us, including certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and investment management and related accounting, reporting, actuarial and other administrative services by MLIA with respect to Brighthouse’s general and separate account investment portfolios. See “Certain Relationships and Related Person Transactions” included in the 2017 Annual Report. There can be no assurance that the services to be provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will enable it to adequately administer the policies it handles, that we will receive sufficient information from MetLife with respect to the policies it administers for us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
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
Risks Relating to Our Common Stock
Any future sales by us or our existing stockholders may cause our stock price to decline
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of May 9, 2018, we had an aggregate of 119,773,106 shares of our common stock issued and outstanding. Shares will generally be freely tradeable without restriction or further registration under the Securities Act, except for shares owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. Shares held by “affiliates” may be sold in the public market if registered or if they qualify for an exemption from registration under Rule 144. Further, we plan to file one or more registration statements to cover the shares issuable under our equity-based benefit plans.
MetLife beneficially owns 23,169,597 shares of our common stock. MetLife has announced that, subject to market conditions and regulatory approval, it currently intends to divest of this remaining ownership interest during 2018 through one or more transactions, including an exchange offer for MetLife common stock, a direct sale of our shares held by MetLife or an exchange offer for MetLife debt securities. Any disposition by MetLife of our common stock in the public market in one or more offerings or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
We also have a large shareholder base of former MetLife policyholder trust beneficiaries, and it is not possible to predict whether or not those shareholders will wish to sell their shares of our common stock. The sales of significant amounts of shares of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Financial, Inc. and its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Financial, Inc. and its subsidiaries and affiliates may be found elsewhere herein and Brighthouse Financial, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
10.1#
Amendment Number Two to the Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to Exhibit 10.9.2 to our Annual Report Form 10-K, filed on March 16, 2018 (File No. 001-37905).

10.2#
Amendment Number One to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.11.1 to our Annual Report Form 10-K, filed on March 16, 2018 (File No. 001-37905).

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
* Filed herewith.
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
Date: May 9, 2018