Form 10-Q
period 2018-06-30
Brighthouse Financial, Inc.
filed 2018-08-07
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
At August 7, 2018, 119,782,668 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated and Combined Financial Statements (at June 30, 2018 (Unaudited) and December 31, 2017 and for the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated and Combined Statements of Equity	4
	Interim Condensed Consolidated and Combined Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated and Combined Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	14
	Note 5 — Derivatives	26
	Note 6 — Fair Value	38
	Note 7 — Long-term Debt	52
	Note 8 — Equity	52
	Note 9 — Other Revenues and Other Expenses	56
	Note 10 — Earnings Per Share	57
	Note 11 — Contingencies, Commitments and Guarantees	57
	Note 12 — Related Party Transactions	60
	Note 13 — Subsequent Event	62
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	112
Item 4.	Controls and Procedures	112

Part II — Other Information
Item 1.	Legal Proceedings	113
Item 1A.	Risk Factors	113
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	114
Item 4.	Mine Safety Disclosures	114
Item 6.	Exhibits	115

Signatures		117

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $60,081 and $60,173, respectively)	$62,343	$64,991
Equity securities, at estimated fair value (cost: $140 and $142, respectively)	153	161
Mortgage loans (net of valuation allowances of $51 and $47, respectively; includes $96 and $115, respectively, at estimated fair value, relating to variable interest entities)	12,337	10,742
Policy loans	1,458	1,523
Real estate joint ventures	449	433
Other limited partnership interests	1,706	1,669
Short-term investments, principally at estimated fair value	177	312
Other invested assets, principally at estimated fair value	2,305	2,507
Total investments	80,928	82,338
Cash and cash equivalents, principally at estimated fair value	2,135	1,857
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	607	601
Premiums, reinsurance and other receivables	13,593	13,525
Deferred policy acquisition costs and value of business acquired	5,968	6,286
Current income tax recoverable	814	740
Other assets	580	588
Separate account assets	111,587	118,257
Total assets	$216,212	$224,192
Liabilities and Equity
Liabilities
Future policy benefits	$35,816	$36,616
Policyholder account balances	38,407	37,783
Other policy-related balances	2,941	2,985
Payables for collateral under securities loaned and other transactions	4,265	4,169
Long-term debt (includes $5 and $11, respectively, at estimated fair value, relating to variable interest entities)	3,607	3,612
Deferred income tax liability	684	927
Other liabilities	5,405	5,263
Separate account liabilities	111,587	118,257
Total liabilities	202,712	209,612
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Common stock par value $0.01 per share; 1,000,000,000 shares authorized; 119,773,106 shares issued and outstanding	1	1
Additional paid-in capital	12,444	12,432
Retained earnings	175	406
Accumulated other comprehensive income (loss)	815	1,676
Total Brighthouse Financial, Inc.’s stockholders’ equity	13,435	14,515
Noncontrolling interests	65	65
Total equity	13,500	14,580
Total liabilities and equity	$216,212	$224,192
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$223	$218	$452	$394
Universal life and investment-type product policy fees	962	957	1,964	1,910
Net investment income	806	766	1,623	1,548
Other revenues	98	162	203	236
Net investment gains (losses)	(75)	—	(79)	(55)
Net derivative gains (losses)	(312)	(78)	(646)	(1,043)
Total revenues	1,702	2,025	3,517	2,990
Expenses
Policyholder benefits and claims	813	785	1,551	1,649
Interest credited to policyholder account balances	269	284	536	559
Amortization of deferred policy acquisition costs and value of business acquired	246	21	551	(127)
Other expenses	691	614	1,309	1,178
Total expenses	2,019	1,704	3,947	3,259
Income (loss) before provision for income tax	(317)	321	(430)	(269)
Provision for income tax expense (benefit)	(79)	75	(127)	(166)
Net income (loss)	(238)	246	(303)	(103)
Less: Net income (loss) attributable to noncontrolling interests	1	—	3	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(239)	$246	$(306)	$(103)
Comprehensive income (loss)	$(160)	$634	$(1,085)	$526
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	—	3	—
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(161)	$634	$(1,088)	$526
Earnings per common share:
Basic	$(2.01)	$2.05	$(2.56)	$(0.86)
Diluted	$(2.01)	$2.05	$(2.56)	$(0.86)
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Equity
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle and other, net of income tax (Note 1)				75	(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	1,597	14,511	65	14,576
Share-based compensation			12			12		12
Change in noncontrolling interests						—	(3)	(3)
Net income (loss)				(306)		(306)	3	(303)
Other comprehensive income (loss), net of income tax					(782)	(782)		(782)
Balance at June 30, 2018	$—	$1	$12,444	$175	$815	$13,435	$65	$13,500

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,597	$—	$—	$—	$1,265	$14,862	$—	$14,862
Change in net investment	1,027					1,027		1,027
Change in noncontrolling interests							50	50
Net income (loss)	(103)					(103)		(103)
Other comprehensive income (loss), net of income tax					629	629		629
Balance at June 30, 2017	$14,521	$—	$—	$—	$1,894	$16,415	$50	$16,465
See accompanying notes to the interim condensed consolidated and combined financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated and Combined Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,017	$1,325
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	7,601	6,909
Equity securities	12	40
Mortgage loans	299	369
Real estate and real estate joint ventures	82	12
Other limited partnership interests	75	152
Purchases of:
Fixed maturity securities	(7,394)	(7,531)
Equity securities	(1)	(2)
Mortgage loans	(1,916)	(1,196)
Real estate and real estate joint ventures	(27)	(92)
Other limited partnership interests	(99)	(109)
Cash received in connection with freestanding derivatives	722	1,768
Cash paid in connection with freestanding derivatives	(1,570)	(2,721)
Net change in policy loans	65	4
Net change in short-term investments	135	43
Net change in other invested assets	(7)	(9)
Other, net	—	2
Net cash provided by (used in) investing activities	(2,023)	(2,361)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,018	2,210
Withdrawals	(1,567)	(1,591)
Net change in payables for collateral under securities loaned and other transactions	96	(196)
Long-term debt issued	—	2,988
Long-term debt repaid	(6)	(7)
Collateral financing arrangements repaid	—	(2,797)
Cash received from MetLife, Inc. in connection with shareholder's net investment	—	293
Cash paid to MetLife, Inc. in connection with shareholder's net investment	—	(668)
Financing element on certain derivative instruments and other derivative related transactions, net	(226)	46
Other, net	(31)	(27)
Net cash provided by (used in) financing activities	1,284	251
Change in cash, cash equivalents and restricted cash	278	(785)
Cash, cash equivalents and restricted cash, beginning of period	1,857	5,228
Cash, cash equivalents and restricted cash, end of period	$2,135	$4,443
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$80	$89
Income tax	$3	$45
Non-cash transactions:
Transfer of fixed maturity securities to former affiliates	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293
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
In connection with the Separation, 80.8% of MetLife, Inc.’s interest in Brighthouse Financial, Inc. was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of Brighthouse Financial, Inc. common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated and combined financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated and Combined Financial Statements. Additionally, effective January 1, 2018 the Company recorded an increase to other liabilities of $46 million, a decrease to deferred tax liabilities of $22 million, a decrease to accumulated other comprehensive income (“AOCI”) of $64 million, and an increase to retained earnings of $40 million, to reflect an adjustment, net of tax, to prior year accretion of certain investments in redeemable preferred stock.
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
ASUs adopted as of June 30, 2018 are summarized in the table below.

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
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as available-for-sale (“AFS”) from AOCI to retained earnings and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings of $38 million and a net decrease of $15 million to AOCI, after taxes.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 9.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of June 30, 2018 are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2018 and 2017 and at June 30, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated and combined financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy discussed in the 2017 Annual Report. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) or adjusted earnings, but it did impact segment results for the six months ended June 30, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the six months ended June 30, 2018 increased between $60 million and $70 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
In addition, the total assets recognized in the segments changed as a result of the Portfolio Realignment. Total assets (on a book value basis) in the Annuities and Life segments increased approximately $2 billion and approximately $5 billion, respectively, under the new allocation method. The Run-off segment and Corporate & Other experienced decreases in total assets of approximately $3 billion and approximately $4 billion, respectively, as a result of the Portfolio Realignment.

	Operating Results
Three Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$266	$46	$(8)	$(124)	$180
Provision for income tax expense (benefit)	45	9	(2)	(26)	26
Post-tax adjusted earnings	221	37	(6)	(98)	154
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1
Adjusted earnings	$221	$37	$(6)	$(99)	153
Adjustments for:
Net investment gains (losses)					(75)
Net derivative gains (losses)					(312)
Other adjustments to net income					(110)
Provision for income tax (expense) benefit					105
Net income (loss) available to Brighthouse Financial, Inc.'s common shareholders					$(239)

Interest revenue	$376	$111	$314	$11
Interest expense	$—	$—	$—	$37

	Operating Results
Three Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$313	$23	$79	$11	$426
Provision for income tax expense (benefit)	87	11	27	(23)	102
Post-tax adjusted earnings	226	12	52	34	324
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$226	$12	$52	$34	324
Adjustments for:
Net investment gains (losses)					—
Net derivative gains (losses)					(78)
Other adjustments to net income					(27)
Provision for income tax (expense) benefit					27
Net income (loss) available to Brighthouse Financial, Inc.'s common shareholders					$246

Interest revenue	$311	$69	$354	$58
Interest expense	$—	$—	$8	$28

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$538	$127	$55	$(210)	$510
Provision for income tax expense (benefit)	91	24	11	(55)	71
Post-tax adjusted earnings	447	103	44	(155)	439
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	3	3
Adjusted earnings	$447	$103	$44	$(158)	436
Adjustments for:
Net investment gains (losses)					(79)
Net derivative gains (losses)					(646)
Other adjustments to net income					(215)
Provision for income tax (expense) benefit					198
Net income (loss) available to Brighthouse Financial, Inc.'s common shareholders					$(306)

Interest revenue	$739	$219	$657	$22
Interest expense	$—	$—	$—	$74

	Operating Results
Six Months Ended June 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$623	$8	$153	$34	$818
Provision for income tax expense (benefit)	169	3	52	(10)	214
Post-tax adjusted earnings	454	5	101	44	604
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$454	$5	$101	$44	604
Adjustments for:
Net investment gains (losses)					(55)
Net derivative gains (losses)					(1,043)
Other adjustments to net income					11
Provision for income tax (expense) benefit					380
Net income (loss) available to Brighthouse Financial, Inc.'s common shareholders					$(103)

Interest revenue	$638	$176	$712	$124
Interest expense	$—	$—	$23	$58

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Annuities	$1,146	$1,126	$2,293	$2,200
Life	339	305	708	595
Run-off	510	545	1,058	1,084
Corporate & Other	31	82	65	171
Adjustments	(324)	(33)	(607)	(1,060)
Total	$1,702	$2,025	$3,517	$2,990
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2018	December 31, 2017
	(In millions)
Annuities	$151,856	$154,667
Life	19,790	18,049
Run-off	32,472	36,824
Corporate & Other	12,094	14,652
Total	$216,212	$224,192
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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contract holder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$109,725		$63,534		$115,147		$67,110
Separate account value	$104,555		$62,264		$109,792		$65,782
Net amount at risk	$6,534	(4)	$2,604	(5)	$5,261	(4)	$2,642	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	June 30, 2018	December 31, 2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,154	$6,244
Net amount at risk (6)	$74,152	$75,304
Average attained age of policyholders	65 years	64 years

Variable Life Contracts
Total account value (3)	$3,393	$3,379
Net amount at risk (6)	$23,691	$24,546
Average attained age of policyholders	49 years	49 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	June 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$22,965	$984	$445	$—	$23,504	$21,190	$1,859	$92	$—	$22,957
U.S. government and agency	11,243	1,409	194	—	12,458	14,548	1,862	118	—	16,292
RMBS	7,784	251	180	(4)	7,859	7,749	285	60	(3)	7,977
Foreign corporate	6,972	175	183	—	6,964	6,703	386	66	—	7,023
State and political subdivision	3,648	453	26	(2)	4,077	3,635	553	6	1	4,181
CMBS	4,099	11	88	(1)	4,023	3,386	53	17	(1)	3,423
ABS	2,074	14	5	—	2,083	1,810	21	2	—	1,829
Foreign government	1,296	105	26	—	1,375	1,152	161	4	—	1,309
Total fixed maturity securities	$60,081	$3,402	$1,147	$(7)	$62,343	$60,173	$5,180	$365	$(3)	$64,991
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

The Company held non-income producing fixed maturity securities with an estimated fair value of $6 million and $4 million with unrealized gains (losses) of $2 million and ($2) million at June 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,759	$8,553	$11,677	$24,135	$13,957	$60,081
Estimated fair value	$1,766	$8,641	$11,570	$26,401	$13,965	$62,343
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

	June 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$9,676	$324	$1,264	$121	$1,783	$21	$1,451	$71
U.S. government and agency	2,822	64	1,318	130	4,962	38	1,573	80
RMBS	3,279	97	1,140	79	2,367	14	1,332	43
Foreign corporate	2,986	107	462	76	637	8	603	58
State and political subdivision	577	16	102	8	170	3	106	4
CMBS	2,955	67	344	20	619	6	335	10
ABS	735	4	33	1	170	—	74	2
Foreign government	502	21	87	5	155	2	69	2
Total fixed maturity securities	$23,532	$700	$4,750	$440	$10,863	$92	$5,543	$270
Total number of securities in an unrealized loss position	2,799		592		911		638
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2018.
Gross unrealized losses on fixed maturity securities increased $778 million during the six months ended June 30, 2018 to $1.1 billion. The increase in gross unrealized losses for the six months ended June 30, 2018 was primarily attributable to increasing longer-term interest rates and widening credit spreads.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

At June 30, 2018, $2 million of the total $1.1 billion of gross unrealized losses were from seven fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,085	65.5%	$7,260	67.5%
Agricultural	2,630	21.3	2,276	21.2
Residential	1,577	12.8	1,138	10.6
Subtotal (1)	12,292	99.6	10,674	99.3
Valuation allowances (2)	(51)	(0.4)	(47)	(0.4)
Subtotal mortgage loans, net	12,241	99.2	10,627	98.9
Commercial mortgage loans held by CSEs — FVO	96	0.8	115	1.1
Total mortgage loans, net	$12,337	100.0%	$10,742	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $518 million and $604 million for the three months and six months ended June 30, 2018, respectively, and $147 million and $307 million for the three months and six months ended June 30, 2017, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2018
Loan-to-value ratios:
Less than 65%	$7,086	$115	$32	$7,233	89.5%	$7,270	89.6%
65% to 75%	612	107	82	801	9.9	798	9.8
76% to 80%	42	—	9	51	0.6	49	0.6
Total	$7,740	$222	$123	$8,085	100.0%	$8,117	100.0%

December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,194	$293	$33	$6,520	89.8%	$6,681	90.0%
65% to 75%	642	—	14	656	9.0	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,878	$302	$80	$7,260	100.0%	$7,419	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,403	91.4%	$2,113	92.8%
65% to 75%	227	8.6	163	7.2
Total	$2,630	100.0%	$2,276	100.0%
The estimated fair value of agricultural mortgage loans was $2.6 billion and $2.3 billion at June 30, 2018 and December 31, 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,548	98.2%	$1,106	97.2%
Nonperforming	29	1.8	32	2.8
Total	$1,577	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $1.6 billion and $1.2 billion at June 30, 2018 and December 31, 2017, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either June 30, 2018 or December 31, 2017. The recorded investment of residential mortgage loans past due and in nonaccrual status was $29 million and $32 million at June 30, 2018 and December 31, 2017, respectively. During the three months and six months ended June 30, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.3 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$2,247	$4,806
Fixed maturity securities with noncredit OTTI losses included in AOCI	7	2
Total fixed maturity securities	2,254	4,808
Equity securities	—	39
Derivatives	256	239
Other	(13)	(8)
Subtotal	2,497	5,078
Amounts allocated from:
Future policy benefits	(1,240)	(2,626)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(5)	(2)
DAC, VOBA and DSI	(167)	(265)
Subtotal	(1,412)	(2,893)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1	—
Deferred income tax benefit (expense)	(228)	(459)
Net unrealized investment gains (losses)	$858	$1,726
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2018
(In millions)
Balance, December 31, 2017	$1,726
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(79)
Balance, January 1, 2018	1,647
Fixed maturity securities on which noncredit OTTI losses have been recognized	5
Unrealized investment gains (losses) during the period	(2,507)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,386
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC, VOBA and DSI	98
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	1
Deferred income tax benefit (expense)	231
Balance, June 30, 2018	$858
Change in net unrealized investment gains (losses)	$(789)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle and other.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2018 and December 31, 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,304	$3,085
Estimated fair value	$3,798	$3,748
Cash collateral received from counterparties (2)	$3,834	$3,791
Security collateral received from counterparties (3)	$56	$29
Reinvestment portfolio — estimated fair value	$3,843	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated and combined financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,345	$1,596	$893	$3,834	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2018 was $1.3 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 64% invested in agency RMBS, U.S. government and agency securities, short-term investments, cash equivalents or held in cash at June 30, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	June 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,046	$8,263
Invested assets held in trust (reinsurance agreements) (2)	2,985	2,634
Invested assets pledged as collateral (3)	3,823	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$14,854	$14,096
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $71 million and $34 million of the assets on deposit balance represents restricted cash at June 30, 2018 and December 31, 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $27 million and $42 million of the assets held in trust balance represents restricted cash at June 30, 2018 and December 31, 2017, respectively.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
CSEs (assets (primarily loans) and liabilities (primarily debt)) (1)	$96	$5	$116	$11
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $73 million and $86 million at estimated fair value at June 30, 2018 and December 31, 2017, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,413	$11,413	$11,461	$11,461
U.S. and foreign corporate	440	440	504	504
Other limited partnership interests	1,550	2,775	1,511	2,463
Other investments (3)	89	92	82	89
Total	$13,492	$14,720	$13,558	$14,517
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
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and six months ended June 30, 2018 and 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$638	$598	$1,266	$1,208
Equity securities	2	3	4	5
Mortgage loans	128	111	246	220
Policy loans	34	18	50	35
Real estate joint ventures	10	14	24	26
Other limited partnership interests	25	49	90	106
Cash, cash equivalents and short-term investments	7	10	13	18
Other	9	7	18	15
Subtotal	853	810	1,711	1,633
Less: Investment expenses	49	46	92	89
Subtotal, net	804	764	1,619	1,544
FVO CSEs — interest income — commercial mortgage loans	2	2	4	4
Net investment income	$806	$766	$1,623	$1,548
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector:
State and political subdivision	$—	$(1)	$—	$(1)
OTTI losses on fixed maturity securities recognized in earnings	—	(1)	—	(1)
Fixed maturity securities — net gains (losses) on sales and disposals	(65)	2	(104)	(36)
Total gains (losses) on fixed maturity securities	(65)	1	(104)	(37)
Total gains (losses) on equity securities:
Equity securities — Mark to market and net gains (losses) on sales and disposals	(3)	1	(4)	1
Total gains (losses) on equity securities	(3)	1	(4)	1
Mortgage loans	(3)	(2)	(7)	(5)
Real estate joint ventures	—	1	42	3
Other limited partnership interests	—	—	—	(10)
Other	1	1	2	(5)
Subtotal	(70)	2	(71)	(53)
FVO CSEs:
Commercial mortgage loans	(5)	—	(8)	(1)
Long-term debt — related to commercial mortgage loans	—	(1)	—	—
Non-investment portfolio gains (losses)	—	(1)	—	(1)
Subtotal	(5)	(2)	(8)	(2)
Total net investment gains (losses)	$(75)	$—	$(79)	$(55)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$2,476	$2,411	$5,337	$4,387
Gross investment gains	$9	$12	$12	$20
Gross investment losses	(74)	(10)	(116)	(56)
OTTI losses	—	(1)	—	(1)
Net investment gains (losses)	$(65)	$1	$(104)	$(37)
Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (“OCI”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$—	$10	$—	$28
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	—	(1)	—	(19)
Balance, end of period	$—	$9	$—	$9
Related Party Investment Transactions
The Company previously transferred invested assets primarily consisting of fixed maturity securities to former affiliates, which were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Estimated fair value of invested assets transferred to former affiliates	$—	$—	$—	$292
Amortized cost of invested assets transferred to former affiliates	$—	$—	$—	$294
Net investment gains (losses) recognized on transfers	$—	$—	$—	$(2)
At March 31, 2017, the Company had $1.1 billion of loans due from MetLife, Inc., which were included in other invested assets. These loans were carried at fixed interest rates of 4.21% and 5.10%, payable semiannually, and were due on September 30, 2032 and December 31, 2033, respectively. In April 2017, these loans were satisfied in a non-cash exchange for $1.1 billion of notes due to MetLife, Inc. See Note 9 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
4. Investments (continued)

In January 2017, Metropolitan Life Insurance Company (“MLIC”), a former affiliate, recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred invested assets and cash and cash equivalents which are included in the table above. See Note 12 for additional information related to these transfers.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $26 million and $50 million for the three months and six months ended June 30, 2018, respectively, and $24 million and $49 million for the three months and six months ended June 30, 2017, respectively. See Note 1 regarding the MetLife Divestiture.
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
See “— Variable Annuity Guarantees” in Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report for additional information on the accounting policy for embedded derivatives bifurcated from variable annuity host contracts.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and the LIBOR (London Interbank Offered Rate), calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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
In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of equity securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded equity futures are used primarily to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded equity futures in nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$145	$35	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	27	3	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	2,169	116	62	1,827	94	75
Subtotal		2,196	119	62	1,854	99	75
Total qualifying hedges		2,341	154	62	2,029	143	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,879	576	888	20,213	922	774
Interest rate caps	Interest rate	3,428	29	—	2,671	7	—
Interest rate futures	Interest rate	282	—	—	282	1	—
Interest rate options	Interest rate	14,500	120	97	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,143	70	30	1,115	71	42
Foreign currency forwards	Foreign currency exchange rate	128	1	1	130	—	1
Credit default swaps — purchased	Credit	80	2	1	65	—	1
Credit default swaps — written	Credit	1,949	26	1	1,900	40	—
Equity futures	Equity market	1,619	—	1	2,713	15	—
Equity index options	Equity market	46,292	905	1,680	47,066	794	1,664
Equity variance swaps	Equity market	9,713	127	429	8,998	128	430
Equity total return swaps	Equity market	2,433	45	33	1,767	—	79
Total non-designated or nonqualifying derivatives		97,446	1,901	3,161	111,520	2,111	3,054
Total		$99,787	$2,055	$3,223	$113,549	$2,254	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents earned income on derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$7	$6	$12	$12
Nonqualifying hedges:
Net derivative gains (losses)	38	67	91	186
Policyholder benefits and claims	—	3	—	7
Total	$45	$76	$103	$205

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
	(In millions)
Three Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(2)	$3	$—	$—	$—
Total fair value hedges	(2)	3	—	—	—
Cash flow hedges (5):
Interest rate derivatives	9	—	2	—	—
Foreign currency exchange rate derivatives	(1)	—	—	—	111
Total cash flow hedges	8	—	2	—	111
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(165)	—	—	—	—
Foreign currency exchange rate derivatives	56	(3)	—	—	—
Credit derivatives	(3)	—	—	—	—
Equity derivatives	(440)	—	—	—	—
Embedded derivatives	196	—	—	(1)	—
Total non-qualifying hedges	(356)	(3)	—	(1)	—
Total	$(350)	$—	$2	$(1)	$111
Three Months Ended June 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$3	$(3)	$—	$—	$—
Total fair value hedges	3	(3)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	2	—	1	—	2
Foreign currency exchange rate derivatives	1	(1)	—	—	(35)
Total cash flow hedges	3	(1)	1	—	(33)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	205	—	—	3	—
Foreign currency exchange rate derivatives	(22)	—	—	—	—
Credit derivatives	5	—	—	—	—
Equity derivatives	(473)	—	(1)	(93)	—
Embedded derivatives	138	—	—	14	—
Total non-qualifying hedges	(147)	—	(1)	(76)	—
Total	$(141)	$(4)	$—	$(76)	$(33)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(10)	$10	$—	$—	$—
Total fair value hedges	(10)	10	—	—	—
Cash flow hedges (5):
Interest rate derivatives	16	—	3	—	(2)
Foreign currency exchange rate derivatives	(1)	—	—	—	37
Total cash flow hedges	15	—	3	—	35
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(974)	—	—	—	—
Foreign currency exchange rate derivatives	15	(1)	—	—	—
Credit derivatives	(10)	—	—	—	—
Equity derivatives	(484)	—	—	—	—
Embedded derivatives	702	—	—	(2)	—
Total non-qualifying hedges	(751)	(1)	—	(2)	—
Total	$(746)	$9	$3	$(2)	$35
Six Months Ended June 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$1	$(1)	$—	$—	$—
Total fair value hedges	1	(1)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	2	—	3	—	2
Foreign currency exchange rate derivatives	11	(10)	—	—	(54)
Total cash flow hedges	13	(10)	3	—	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(64)	—	—	2	—
Foreign currency exchange rate derivatives	(42)	(33)	—	—	—
Credit derivatives	11	—	—	—	—
Equity derivatives	(1,412)	—	(1)	(277)	—
Embedded derivatives	308	—	—	(1)	—
Total non-qualifying hedges	(1,199)	(33)	(1)	(276)	—
Total	$(1,185)	$(44)	$2	$(276)	$(52)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 for both the three months and six months ended June 30, 2018, and $0 and $12 million for the three months and six months ended June 30, 2017, respectively.
At June 30, 2018 and December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed one year and two years, respectively.
At June 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $256 million and $239 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$9	$677	2.7	$12	$558	2.8
Baa	16	1,272	5.0	28	1,317	4.7
Ba	—	—	—	—	25	4.5
Total	$25	$1,949	4.2	$40	$1,900	4.1
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,083	$3,211	$2,233	$3,081
OTC-cleared and Exchange-traded (1), (6)	17	5	70	40
Total gross estimated fair value of derivatives (1)	2,100	3,216	2,303	3,121
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,100	3,216	2,303	3,121
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,834)	(1,834)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(224)	—	(257)	—
OTC-cleared and Exchange-traded	(16)	—	(28)	(39)
Securities collateral: (5)
OTC-bilateral	(22)	(1,375)	(31)	(1,138)
OTC-cleared and Exchange-traded	—	(4)	—	—
Net amount after application of master netting agreements and collateral	$3	$2	$44	$1
__________________

(1)
At June 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $45 million and $49 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($7) million and ($8) million, respectively.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2018 and December 31, 2017, the Company received excess cash collateral of $191 million and $94 million, respectively, and provided excess cash collateral of $0 and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $170 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $328 million and $471 million, respectively, for its OTC-bilateral derivatives, and $150 million and $427 million, respectively, for its OTC-cleared derivatives, and $82 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	June 30, 2018	December 31, 2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,377	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,690	$1,414
__________________

(1)	After taking into consideration the existence of netting agreements.

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$184	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$184	$175
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$682	$1,212
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	—	1
Fixed annuities with equity indexed returns	Policyholder account balances	743	674
Embedded derivatives within liability host contracts		$1,425	$1,887
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$196	$138	$702	$308
Policyholder benefits and claims	$(1)	$14	$(2)	$(1)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $49 million and $34 million for the three months and six months ended June 30, 2018, respectively, and ($32) million and ($72) million for the three months and six months ended June 30, 2017, respectively.

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$22,666	$838	$23,504
U.S. government and agency	4,940	7,518	—	12,458
RMBS	—	6,925	934	7,859
Foreign corporate	—	5,930	1,034	6,964
State and political subdivision	—	4,069	8	4,077
CMBS	—	3,845	178	4,023
ABS	—	1,927	156	2,083
Foreign government	—	1,375	—	1,375
Total fixed maturity securities	4,940	54,255	3,148	62,343
Equity securities	15	18	120	153
Short-term investments	115	62	—	177
Real estate joint ventures (1)	—	—	17	17
Other limited partnership interests (1)	—	—	24	24
Commercial mortgage loans held by CSEs — FVO	—	96	—	96
Derivative assets: (2)
Interest rate	—	763	—	763
Foreign currency exchange rate	—	187	—	187
Credit	—	20	8	28
Equity market	—	934	143	1,077
Total derivative assets	—	1,904	151	2,055
Embedded derivatives within asset host contracts (3)	—	—	184	184
Separate account assets	182	111,401	4	111,587
Total assets	$5,252	$167,736	$3,648	$176,636
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$985	$—	$985
Foreign currency exchange rate	—	92	1	93
Credit	—	2	—	2
Equity market	1	1,708	434	2,143
Total derivative liabilities	1	2,787	435	3,223
Embedded derivatives within liability host contracts (3)	—	—	1,425	1,425
Long-term debt of CSEs — FVO	—	5	—	5
Total liabilities	$1	$2,792	$1,860	$4,653

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

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At June 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 4% of the total estimated fair value of Level 3 fixed maturity securities at June 30, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2018.
Determination of Fair Value
Fixed maturity securities
The fair values for actively traded marketable bonds, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For fixed maturity securities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
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
Equity securities, short-term investments, real estate joint ventures, other limited partnership interests, commercial mortgage loans held by CSEs — FVO and long-term debt of CSEs — FVO
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at June 30, 2018 and December 31, 2017, transfers between Levels 1 and 2 were not significant.
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

					June 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	87	-	137	106	93	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	53	-	353	105	—	-	443	77	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	56	-	107	95	3	-	107	95	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)	51	-	104	103	8	-	104	88	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	103	-	103	103	105	-	105	105	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	100	-	102	100	100	-	104	101	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)					100	-	100	100	Increase (5)
Derivatives
Credit	•	Present value techniques	•	Credit spreads (7)	97	-	99		—	-	—		Decrease (6)
	•	Consensus pricing	•	Offered quotes (8)
Equity market	•	Present value techniques or option pricing models	•	Volatility (9)	17%	-	30%		11%	-	31%		Increase (6)
			•	Correlation (10)	10%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.09%		0%	-	0.09%		Decrease (11)
				Ages 41 - 60	0.04%	-	0.65%		0.04%	-	0.65%		Decrease (11)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (12)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (12)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (12)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (13)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(14)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (15)
			•	Nonperformance risk spread	1.12%	-	2.06%		0.64%	-	1.43%		Decrease (16)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

(8)	At June 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% and 1% of the total net derivative estimated fair value, respectively.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$1,906	$1,206	$—	$—	$123
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	6	5	—	—	—
Total realized/unrealized gains (losses) included in AOCI	(72)	—	2	—	—
Purchases (8)	81	203	2	—	—
Sales (8)	(25)	(54)	—	—	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	3	—	4	—	—
Transfers out of Level 3 (9)	(27)	(92)	—	—	—
Balance, end of period	$1,872	$1,268	$8	$—	$120
Three Months Ended June 30, 2017
Balance, beginning of period	$2,403	$1,640	$7	$—	$142
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	6	—	—	1
Total realized/unrealized gains (losses) included in AOCI	23	21	—	—	1
Purchases (8)	171	24	—	—	—
Sales (8)	(248)	(143)	—	—	(10)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	30	—	—	—	—
Transfers out of Level 3 (9)	(24)	(59)	(7)	—	—
Balance, end of period	$2,356	$1,489	$—	$—	$134
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$6	$5	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$6	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Three Months Ended June 30, 2018
Balance, beginning of period	$22	$26	$—	$(273)	$(1,293)	$7
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(2)	—	—	(13)	195	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	2	—	—
Sales (8)	(3)	(2)	—	—	—	(3)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(143)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	1
Transfers out of Level 3 (9)	—	—	—	—	—	—
Balance, end of period	$17	$24	$—	$(284)	$(1,241)	$4
Three Months Ended June 30, 2017
Balance, beginning of period	$—	$—	$1	$(890)	$(2,021)	$15
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	106	162	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	91	4	—	7
Sales (8)	—	—	—	—	—	(8)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(254)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	(1)	—	—	(7)
Balance, end of period	$—	$—	$91	$(780)	$(2,113)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$(2)	$—	$—	$(13)	$198	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$—	$—	$106	$245	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$1,997	$1,230	$—	$5	$124
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	9	11	—	—	(1)
Total realized/unrealized gains (losses) included in AOCI	(80)	(9)	3	—	—
Purchases (8)	136	213	2	—	—
Sales (8)	(165)	(120)	—	(2)	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	34	—	3	—	—
Transfers out of Level 3 (9)	(59)	(57)	—	(3)	—
Balance, end of period	$1,872	$1,268	$8	$—	$120
Six Months Ended June 30, 2017
Balance, beginning of period	$2,391	$1,711	$17	$—	$137
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(2)	9	—	—	—
Total realized/unrealized gains (losses) included in AOCI	130	36	—	—	3
Purchases (8)	291	68	—	—	4
Sales (8)	(299)	(231)	—	—	(10)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	3	—	—	—	—
Transfers out of Level 3 (9)	(158)	(104)	(17)	—	—
Balance, end of period	$2,356	$1,489	$—	$—	$134
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$7	$11	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$10	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Six Months Ended June 30, 2018
Balance, beginning of period	$22	$28	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(1)	(1)	—	(8)	700	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	3	—	1
Sales (8)	(4)	(3)	(14)	—	—	(1)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(281)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	—	—	—	—
Balance, end of period	$17	$24	$—	$(284)	$(1,241)	$4
Six Months Ended June 30, 2017
Balance, beginning of period	$—	$—	$2	$(954)	$(2,383)	$10
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	96	325	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	91	4	—	1
Sales (8)	—	—	(1)	—	—	(2)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	74	(55)	—
Transfers into Level 3 (9)	—	—	—	—	—	2
Transfers out of Level 3 (9)	—	—	(1)	—	—	(5)
Balance, end of period	$—	$—	$91	$(780)	$(2,113)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (10)	$(1)	$(1)	$—	$(8)	$904	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2017 (10)	$—	$—	$—	$93	$672	$—
_________________

(1)	Comprised of U.S. and foreign corporate securities.

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

	June 30, 2018	December 31, 2017
	(In millions)
Assets (1)
Unpaid principal balance	$59	$70
Difference between estimated fair value and unpaid principal balance	37	45
Carrying value at estimated fair value	$96	$115
Liabilities (1)
Contractual principal balance	$5	$10
Difference between estimated fair value and contractual principal balance	—	1
Carrying value at estimated fair value	$5	$11
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$12,241	$—	$—	$12,325	$12,325
Policy loans	$1,458	$—	$720	$917	$1,637
Other invested assets	$85	$—	$72	$13	$85
Premiums, reinsurance and other receivables	$1,684	$—	$106	$1,766	$1,872
Liabilities
Policyholder account balances	$15,881	$—	$—	$14,829	$14,829
Long-term debt	$3,602	$—	$2,611	$600	$3,211
Other liabilities	$358	$—	$146	$212	$358
Separate account liabilities	$1,192	$—	$1,192	$—	$1,192

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,627	$—	$—	$10,871	$10,871
Policy loans	$1,523	$—	$781	$959	$1,740
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,758	$—	$128	$1,985	$2,113
Liabilities
Policyholder account balances	$15,791	$—	$—	$15,927	$15,927
Long-term debt	$3,601	$—	$3,039	$600	$3,639
Other liabilities	$314	$—	$100	$214	$314
Separate account liabilities	$1,210	$—	$1,210	$—	$1,210
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

7. Long-term Debt
Repurchase Facility
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
8. Equity
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan. The Company also granted restricted stock units to certain employees and non-employee directors on September 8, 2017, shortly following the Separation (the “Founders’ Grant”). The employee stock incentive plan and the non-employee director stock compensation plan were each approved at the Brighthouse Financial, Inc. annual meeting of stockholders held on May 23, 2018. The aggregate number of shares authorized for issuance at June 30, 2018 under the Company’s various share-based compensation plans was 8,000,000.
All share-based compensation is measured at fair value as of the grant date. The Company recognizes compensation expense related to share-based awards based on the number of awards expected to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, the Company recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable. Compensation expense related to share-based awards, which is included in other expenses, is principally related to the issuance of restricted stock units with other costs incurred relating to stock options and performance units. With the exception of the Founders’ Grant, the Company grants the majority of each year’s awards in the first quarter of the year.
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In millions)
Restricted stock units, Founders’ Grant	$10	$10
Restricted stock units	$1	$1
Stock options	$1	$1
Performance share units	$—	$—
Unrecognized share-based compensation cost for the Founders’ Grant was $22 million at June 30, 2018, which is expected to be fully recognized in the third quarter of 2018. Unrecognized share-based compensation for other grants related to restricted stock units, stock options and performance share units was $19 million at June 30, 2018 with a weighted average recognition period of seven quarters.
Equity Awards
Restricted Share Units (“RSUs”)
RSUs are units that, if vested, are payable in shares of Brighthouse Financial, Inc. common stock. The Company does not credit RSUs with dividend-equivalents as RSUs do not accrue dividends. Accordingly, the estimated fair value of RSUs is based upon the closing price of shares on the date of grant, less a forfeiture rate. With the exception of the Founders’ Grant, most RSUs use graded vesting and vest in thirds on, or shortly after, the first three anniversaries of their grant date, while other RSUs vest in their entirety on the third or later anniversary of their grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
8. Equity (continued)

Performance Share Units (“PSUs”)
PSUs are units that, if vested, are multiplied by a performance factor to produce a number of final PSUs, which are payable in shares of Brighthouse Financial, Inc. common stock. PSUs cliff vest at the end of the three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. The performance factors will be based on the achievement of corporate expense reductions and the capital return targets over the respective three-year period.
For awards granted for performance periods in progress through June 30, 2018, the vested PSUs will be multiplied by a performance factor of 0% to 150%. Assuming the Company has met certain threshold performance goals, the Compensation Committee of Brighthouse Financial, Inc.’s Board of Directors will determine the performance factor in its discretion. The Company estimates the fair value of performance shares semi-annually until they become payable.
The following table presents a summary of PSU and RSU activity:

	Restricted		Performance
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Outstanding at January 1, 2018	—	$—	—	$—
Granted	990,176	$48.10	73,849	$48.10
Forfeited	—	$—	—	$—
Paid	—	$—	—	$—
Outstanding at June 30, 2018	990,176	$48.10	73,849	$48.10
Vested at June 30, 2018	—	$—	—	$—
Stock Options
Stock options represent the contingent right of award holders to purchase shares of Brighthouse Financial, Inc. common stock at a stated price for a limited time. All stock options have an exercise price equal to the closing price of a share on the date of grant and have a maximum term of ten years. Certain stock options granted are exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date, while others are exercisable entirely on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances. The Company granted 242,560 options at a weighted average exercise price of $48.10 for aggregate intrinsic value of $0. No stock options were exercised, expired or forfeited at June 30, 2018.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life.
The following table presents the weighted average assumptions that the model uses to determine the fair value of unexercised stock options granted at:

June 30, 2018
Risk-free rate of return	2.93%
Expected volatility	25.00%
Expected option life	5.75 years
Weighted average exercise price of stock options granted	$48.10
Weighted average fair value of stock options granted	$12.54
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, March 31, 2018	$695	$87	$(22)	$(23)	$737
OCI before reclassifications	(65)	111	4	—	50
Deferred income tax benefit (expense)	30	(23)	(1)	(1)	5
AOCI before reclassifications, net of income tax	660	175	(19)	(24)	792
Amounts reclassified from AOCI	42	(10)	—	—	32
Deferred income tax benefit (expense)	(12)	3	—	—	(9)
Amounts reclassified from AOCI, net of income tax	30	(7)	—	—	23
Balance, June 30, 2018	$690	$168	$(19)	$(24)	$815

	Three Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, March 31, 2017	$1,310	$248	$(34)	$(18)	$1,506
OCI before reclassifications	649	(33)	3	—	619
Deferred income tax benefit (expense)	(236)	11	(2)	1	(226)
AOCI before reclassifications, net of income tax	1,723	226	(33)	(17)	1,899
Amounts reclassified from AOCI	(1)	(4)	—	—	(5)
Deferred income tax benefit (expense)	(1)	1	—	—	—
Amounts reclassified from AOCI, net of income tax	(2)	(3)	—	—	(5)
Balance, June 30, 2017	$1,721	$223	$(33)	$(17)	$1,894

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle and other, net of income tax (see Note 1)	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,138)	35	6	3	(1,094)
Deferred income tax benefit (expense)	259	(7)	(1)	(1)	250
AOCI before reclassifications, net of income tax	614	182	(19)	(24)	753
Amounts reclassified from AOCI	100	(18)	—	—	82
Deferred income tax benefit (expense)	(24)	4	—	—	(20)
Amounts reclassified from AOCI, net of income tax	76	(14)	—	—	62
Balance, June 30, 2018	$690	$168	$(19)	$(24)	$815

	Six Months Ended June 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2016	$1,044	$268	$(31)	$(16)	$1,265
OCI before reclassifications	962	(52)	(4)	(14)	892
Deferred income tax benefit (expense)	(343)	18	2	13	(310)
AOCI before reclassifications, net of income tax	1,663	234	(33)	(17)	1,847
Amounts reclassified from AOCI	90	(16)	—	—	74
Deferred income tax benefit (expense)	(32)	5	—	—	(27)
Amounts reclassified from AOCI, net of income tax	58	(11)	—	—	47
Balance, June 30, 2017	$1,721	$223	$(33)	$(17)	$1,894
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(42)	$1	$(101)	$(47)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	1	2	Net investment income
Net unrealized investment gains (losses)	—	(1)	—	(45)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(42)	1	(100)	(90)
Income tax (expense) benefit	12	1	24	32
Net unrealized investment gains (losses), net of income tax	(30)	2	(76)	(58)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	10	—	16	—	Net derivative gains (losses)
Interest rate swaps	2	1	2	2	Net investment income
Interest rate forwards	(1)	2	—	2	Net derivative gains (losses)
Interest rate forwards	—	—	1	1	Net investment income
Foreign currency swaps	(1)	1	(1)	11	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	10	4	18	16
Income tax (expense) benefit	(3)	(1)	(4)	(5)
Gains (losses) on cash flow hedges, net of income tax	7	3	14	11
Total reclassifications, net of income tax	$(23)	$5	$(62)	$(47)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited)

9. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees of $91 million and $184 million for the three months and six months ended June 30, 2018, respectively, and $96 million and $169 million for the three months and six months ended June 30, 2017, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Compensation	$83	$65	$153	$129
Commissions	214	197	429	390
Volume-related costs	105	136	214	263
Related party expenses on ceded and assumed reinsurance	4	3	7	26
Capitalization of DAC	(76)	(47)	(152)	(115)
Interest expense on debt	33	37	70	82
Premium taxes, licenses and fees	26	19	43	33
Professional services	119	53	208	88
Rent and related expenses	3	4	6	8
Other	180	147	331	274
Total other expenses	$691	$614	$1,309	$1,178
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 12 for a discussion of related party expenses included in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited)

10. Earnings Per Common Share
The following table sets forth the calculation of earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	Pro forma 2017 (1)	2018	Pro forma 2017 (1)
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(239)	$246	$(306)	$(103)
Weighted average common shares outstanding:
Basic	119,773,106	119,773,106	119,773,106	119,773,106
Earnings per common share:
Basic	$(2.01)	$2.05	$(2.56)	$(0.86)
__________________

(1)
On August 4, 2017, following the completion of the Separation, 119,773,106 shares of Brighthouse Financial, Inc. common stock were outstanding and are utilized to calculate EPS for the three months and six months ended June 30, 2017.

Basic loss per common share equaled diluted loss per common share for the three months and six months ended June 30, 2018. The diluted shares were not utilized in the per share calculation, as the inclusion of such shares would have an antidilutive effect.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2018.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued, if any, for these matters to be $0 to $10 million.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)

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
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015). Plaintiffs have named New England Life Insurance Company (“NELICO”), MetLife, Inc. and MetLife Securities, Inc. in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. As of May 2, 2018, all of the claims have been resolved.
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
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. filed a motion to dismiss. The Court has entered an order of voluntary discontinuance without prejudice pursuant to which the Relator dismissed Brighthouse Financial, Inc. without prejudice but reserved its right to file a motion to amend to name other Brighthouse entities as defendants. If other Brighthouse entities are named, the Brighthouse defendants intend to defend this action vigorously.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. Brighthouse Financial, Inc. intends to defend this action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $371 million and $388 million at June 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $169 million, with a cumulative maximum of $175 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both June 30, 2018 and December 31, 2017 for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)

12. Related Party Transactions
The Company had not historically operated as a standalone business prior to the Separation, and as a result had various existing arrangements with MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of such services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. See Note 1 for information regarding the MetLife Divestiture.
The following table summarizes income and expense from transactions with MetLife for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Income	$(101)	$42	$(182)	$(400)
Expense	$55	$80	$133	$180
The following table summarizes assets and liabilities from transactions with MetLife at:

	June 30, 2018	December 31, 2017
	(In millions)
Assets	$—	$2,907
Liabilities	$—	$2,178
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
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, Metropolitan Tower Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties until the completion of the MetLife Divestiture.

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

Information regarding the significant effects of reinsurance with former MetLife affiliates included on the interim condensed consolidated and combined statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$3	$4	$6	$8
Reinsurance ceded	(105)	(140)	(201)	(317)
Net premiums	$(102)	$(136)	$(195)	$(309)
Universal life and investment-type product policy fees
Reinsurance assumed	$20	$22	$45	$46
Reinsurance ceded	2	(4)	1	(17)
Net universal life and investment-type product policy fees	$22	$18	$46	$29
Other revenues
Reinsurance assumed	$—	$27	$—	$27
Reinsurance ceded	6	39	18	39
Net other revenues	$6	$66	$18	$66
Policyholder benefits and claims
Reinsurance assumed	$—	$6	$8	$12
Reinsurance ceded	(93)	(94)	(177)	(229)
Net policyholder benefits and claims	$(93)	$(88)	$(169)	$(217)
Information regarding the significant effects of reinsurance with former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$—	$18	$3,410
Liabilities
Other policy-related balances	$—	$—	$1,674	$—
Other liabilities	$—	$—	$30	$401
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $2 million at June 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million for both three months and six months ended June 30, 2018, and $0 and ($263) million for the three months and six months ended June 30, 2017, respectively.
In May 2017, the Company recaptured from MLIC risks related to multiple life products ceded under yearly renewable term and coinsurance agreements. This recapture resulted in an increase in cash and cash equivalents of $214 million and a decrease in premiums, reinsurance and other receivables of $189 million. The Company recognized a gain of $17 million, net of income tax, as a result of this reinsurance termination.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated and Combined Financial Statements (Unaudited) (continued)
12. Related Party Transactions (continued)

In January 2017, the Company executed a novation and assignment of a reinsurance agreements under which MLIC reinsured certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse Insurance Company of NY (“BHNY”) and NELICO. As a result of the novation and assignment, the reinsurance agreement is now between Brighthouse Life Insurance Company and BHNY and NELICO. The transaction is treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. The transaction resulted in an increase in other liabilities of $274 million. The Company recognized a loss of $178 million, net of income tax, as a result of this transaction.
In January 2017, MLIC recaptured risks related to guaranteed minimum benefits written by MLIC that were reinsured by the Company. This recapture resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $91 million and $89 million, net of income tax, for the three months and six months ended June 30, 2018, respectively, as a result of this transaction.
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $24 million and $55 million for the three months and six months ended June 30, 2017, respectively. These arrangements were terminated in April 2017.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for these services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Expenses incurred with MetLife related to these arrangements, recorded in other expenses, were $92 million and $186 million for the three months and six months ended June 30, 2018, respectively, and $98 million and $195 million for the three months and six months ended June 30, 2017, respectively.
13. Subsequent Event
Common Stock Repurchase Program
On August 5, 2018, Brighthouse Financial, Inc.’s Board of Directors authorized the repurchase of up to $200 million of common stock. Repurchases made under such authorization may be made through open market purchases, pursuant to 10b5-1 plans, or pursuant to accelerated stock repurchase plans from time to time at management's discretion in accordance with applicable federal securities laws. No common stock repurchases have been made as of August 7, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “Brighthouse,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. Brighthouse Financial, Inc. was formerly a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated and combined financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2018 (the “2017 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2018; and (iv) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain MetLife, Inc. subsidiaries) and liabilities associated with MetLife, Inc.’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of Brighthouse Financial, Inc. common stock. Effective with the MetLife Divestiture, MetLife and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates.
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:

•	“Executive Summary” contains the following sub-sections:

•	“Overview” provides information regarding our business, segments and results as discussed in the Results of Operations.

•	“Background” presents details of the Company’s legal entity structure.

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
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling and which are separately managed. In addition, we report certain of our results of operations not included in the segments in Corporate & Other.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$(318)	$321	$(433)	$(269)
Less: Provision for income tax expense (benefit)	(79)	75	(127)	(166)
Net income (loss) available to shareholders	$(239)	$246	$(306)	$(103)

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	$179	$426	$507	$818
Less: Provision for income tax expense (benefit)	26	102	71	214
Adjusted earnings	$153	$324	$436	$604
For the three months ended June 30, 2018, we had a net loss available to shareholders of $239 million and adjusted earnings of $153 million, compared to net income available to shareholders of $246 million and adjusted earnings of $324 million for the three months ended June 30, 2017. The net loss available to shareholders for the three months ended June 30, 2018 resulted from net derivative losses in our variable annuity hedging program resulting from strong equity market performance. The net income available to shareholders for the three months ended June 30, 2017 was driven by favorable impacts from reinsurance recapture activity as well as net derivative gains primarily from the impact of interest rate declines on freestanding interest rate hedges of our ULSG liabilities, partially offset by net unfavorable results in our variable annuity rider program. For the six months ended June 30, 2018, we had a net loss available to shareholders of $306 million and adjusted earnings of $436 million, compared to a net loss available to shareholders of $103 million and adjusted earnings of $604 million for the six months ended June 30, 2017. The net loss available to shareholders for the six months ended June 30, 2018 resulted primarily from net derivative losses due to the impact of strong equity market performance on our variable annuity hedging program as well as the effect of rising interest rates on our freestanding interest rate derivatives. The net loss available to shareholders for the six months ended June 30, 2017 was driven primarily by equity hedge losses in our variable annuity exposure management program from higher equity markets.
See Note 1 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding the adoption of new accounting pronouncements in 2018.
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

•
Brighthouse Investment Advisers, LLC, formerly MetLife Advisers, LLC, serving as investment advisor to certain proprietary mutual funds that are underlying investments under our and MetLife’s variable insurance products;

•	Brighthouse Services, LLC, an internal services and payroll company;

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
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2017 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
Variable Annuity Capital Reform
We currently support our variable annuity contracts with assets which are $2.0 billion to $3.0 billion in excess of the amount of assets required under CTE95 (defined as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst five percent of 1,000 capital market scenarios over the life of the contracts (“CTE95”)); see “Business — Risk Management Strategies — Variable Annuity Statutory Reserving Requirements and Exposure Management” in our 2017 Annual Report. At June 30, 2018, assets above CTE95 were $2.7 billion, or more than $500 million above CTE98 (defined as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst two percent of 1,000 capital market scenarios over the life of the contracts (“CTE98”)).
On August 7, 2018, the National Association of Insurance Commissioners (the “NAIC”) approved the framework for variable annuity capital reform, as well as modifications to the calculation of risk-based capital (“RBC”), and various NAIC committees will now begin the process of clarifying certain implementation guidelines. The effective date of the reform is January 1, 2020. For capital management purposes and our CTE95 and CTE98 calculations, we intend to incorporate the new framework, including the equity and interest rate scenarios and behavioral assumptions, in our 2018 annual actuarial review process in the third quarter of 2018. We expect to continue to support our variable annuity contracts with assets which are $2.0 billion to $3.0 billion in excess of the amount of assets required under CTE95, which we expect will be above CTE98. For statutory reporting purposes, we will incorporate the new framework when permitted, which is expected to be either in 2019 through early adoption or by the effective date in 2020. See “— Regulatory Developments — NAIC” below. It is not possible at this time to predict the extent to which the new framework would impact the effectiveness and design of our risk mitigation and hedging programs, and our historical estimates of the sensitivity of our variable annuity cash flows to capital market changes do not reflect the impact of variable annuity capital reform or the reduction in the federal corporate income tax rate pursuant to the Tax Cuts and Jobs Act.
Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”).

The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on June 6, 2018 voted to issue a final accounting standards update (“ASU”) effective January 1, 2021. The proposed ASU would require all guarantees associated with our variable annuity business to be accounted for at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). The proposed ASU would also require more frequent updating of assumptions for other long-duration insurance contract liabilities and changes to the amortization of deferred acquisition costs. It is not possible at this time to predict the impact to our financial statements from the proposed ASU as the final guidance has not been issued and the implementation will likely take several years to complete. Any required adoption of changes to long-duration insurance contracts could have a material adverse effect on our stockholders’ equity and results of operations, including our net income.
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
NAIC
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report identifying motivations for using variable annuity captives. In August 2016, the third-party consultant released several sets of recommendations regarding Actuarial Guideline 43 (“AG 43”) and Life Risk-Based Capital Phase II Instructions (“RBC C3 Phase II”) reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and their products for greater comparability. After considering recommendations from the third-party consultant and industry, the NAIC requested the third-party consultant to undertake a study to evaluate and parameterize the recommended structural revisions further. That work occurred between February and October 2017, and in December 2017, the third-party consultant issued a report containing 28 recommended revisions to AG 43 and RBC C3 Phase II reserve requirements. Over the next few months, the NAIC held multiple public conference calls to allow state insurance regulators, industry representatives, actuaries and the third-party consultant to discuss and refine the proposed recommendations. In July 2018, the regulators on the NAIC working group and committee overseeing the revised framework proposal reached consensus on the proposed recommendations and presented such revisions for adoption by the NAIC Executive and Plenary (the “Plenary”), a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee. On August 7, 2018 the Plenary formally approved the revised framework proposal as amended by the regulators during their discussion. After adoption by the Plenary, other NAIC working groups and task forces will consider specific revisions to AG 43 and RBC C3 Phase II reserve requirements in order to implement the agreed-upon recommendations. The adopted framework will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Regulatory and Legal Risks — We may be required to hold additional statutory reserves against our variable annuities as a result of AG 43, which could impair our ability to make distributions to our shareholders” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
In addition, following the reduction in the federal corporate income tax rate pursuant to the Tax Cuts and Jobs Act, the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect lower corporate income tax rates, which will result in a reduction to our insurance subsidiaries’ RBC ratios. If such revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries. “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition” included in the 2017 Annual Report.

The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and the New York Department of Financial Services (“NYDFS”) has publicly stated its intention to implement this approach, subject to a working group of the NYDFS establishing the necessary reserves safeguards and the adopting of enabling legislation by the New York legislature. The New York legislature enacted legislation adopting PBR in June 2018, but the legislation has not yet been delivered to the Governor for approval or veto. Massachusetts has not yet adopted PBR. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in the 2017 Annual Report.
The NAIC is considering revisions to RBC factors for bonds and real estate, as well as developing RBC charges for longevity risk. We cannot predict the impact of any potential proposals that may result from these studies.
We can give no assurances that any of our expectations will be met regarding the capital and reserve impacts or compliance costs, if any, that may result from the above initiatives.
New York Regulation 187
The NAIC, as well as certain state regulators, are currently considering implementing regulations that would apply an impartial conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued a final version of Regulation 187, which adopts a “best interest” standard for the sale of life insurance and annuity products in New York. The regulation requires a consumer’s best interest, and not the financial interests of a producer or insurer, to influence a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. Regulation 187 will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. We are continuing to assess the impact of the regulation on our business. The regulation, when implemented, may have adverse effects on our business and consolidated results of operations.
Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and individual retirement accounts and annuities (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to ERISA or the Internal Revenue Code of 1986, as amended (the “Code”). Also, a portion of our in-force life insurance products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.
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
The DOL issued regulations (the “Fiduciary Rule”) that became applicable on June 9, 2017 but were subsequently vacated by the Fifth Circuit Court of Appeals effective June 21, 2018. While the Fiduciary Rule was effective, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers could be considered fiduciaries under ERISA or the Code, and subject to an impartial or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA holders, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus, causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests.
It is uncertain whether the DOL will propose new investment advice fiduciary regulations to replace the nullified Fiduciary Rule. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any such legislation or regulations may have on our business, results of operations and financial condition. See “—NAIC” above and “Risk Factors — Regulatory and Legal Risks — NAIC — Existing and proposed insurance regulation” in our 2017 Annual Report for a discussion of efforts by the NAIC and state regulators to include a “best interest” standard as part of their suitability requirements. This uncertainty could create confusion among our distribution partners, which could negatively impact product sales.
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
We refer to this change in methodology as the “Portfolio Realignment.” While this change had no effect on our consolidated net income (loss) or adjusted earnings, it did, and we expect will continue to, impact segment results. Prior period segment results were not recast for this change in methodology as the inventory of assets has changed over time. Therefore, it is not reasonably possible to replicate the asset transfers as of prior periods and estimating such would not provide a meaningful comparison. In the future, management will evaluate, on a periodic basis, the excess capital held by each segment and may rebalance or move capital between segments based on market changes or changes in our statutory metrics.
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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), which increased 41% compared to the first half of 2017. In addition, as part of our distribution agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), we launched a new fixed index annuity product in the second half of 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$223	$218	$452	$394
Universal life and investment-type product policy fees	962	957	1,964	1,910
Net investment income	806	766	1,623	1,548
Other revenues	98	162	203	236
Net investment gains (losses)	(75)	—	(79)	(55)
Net derivative gains (losses)	(312)	(78)	(646)	(1,043)
Total revenues	1,702	2,025	3,517	2,990
Expenses
Policyholder benefits and claims	813	785	1,551	1,649
Interest credited to policyholder account balances	269	284	536	559
Capitalization of DAC	(76)	(47)	(152)	(115)
Amortization of DAC and VOBA	246	21	551	(127)
Interest expense on debt	33	37	70	82
Other expenses	734	624	1,391	1,211
Total expenses	2,019	1,704	3,947	3,259
Income (loss) before provision for income tax	(317)	321	(430)	(269)
Provision for income tax expense (benefit)	(79)	75	(127)	(166)
Net income (loss)	(238)	246	(303)	(103)
Less: Net income (loss) attributable to noncontrolling interests	1	—	3	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(239)	$246	$(306)	$(103)

The table below shows the components of net income (loss) available to shareholders, in addition to adjusted earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
GMLB Riders	$(429)	$(217)	$(423)	$(865)
Other derivative instruments	(2)	154	(479)	(108)
Net investment gains (losses)	(75)	—	(79)	(55)
Other adjustments	9	(42)	41	(59)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	179	426	507	818
Net income (loss) available to shareholders before provision for income tax	(318)	321	(433)	(269)
Provision for income tax expense (benefit)	(79)	75	(127)	(166)
Net income (loss) available to shareholders	$(239)	$246	$(306)	$(103)
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Overview. We had a pre-tax net loss in the current period compared to pre-tax net income in the prior period. The decrease of $639 million ($485 million, net of income tax) was driven primarily by a decline in pre-tax adjusted earnings, as well as unfavorable changes in GMLB Riders, other derivative instruments, and net investment gains (losses). The decrease was partially offset by favorable changes described in other adjustments below.
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
GMLB Riders had an unfavorable impact on comparative results of $212 million as unfavorable results from the related hedges were partially offset by favorable changes in the GMLB liabilities and benefits. For a detailed discussion of GMLB Riders, see “— GMLB Riders — Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017.”
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $156 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $229 million, primarily due to the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $73 million, primarily due to an unfavorable impact in the prior period on our Shield Annuities liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield Annuities liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $75 million, primarily due to current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions and current period net losses on commercial mortgage loans.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $51 million, primarily due to lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our Run-off segment and expenses recognized in the prior period in connection with the sale of MetLife Premier Client Group (“MPCG”) to MassMutual.
Pre-tax Adjusted Earnings. Pre-tax adjusted earnings, less net income attributable to noncontrolling interests, decreased $247 million ($171 million, net of income tax) for the three months ended June 30, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.

Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2018 was $79 million, or 25% of net income (loss) available to shareholders before provision for income tax, compared to an expense of $75 million, or 23% of net income (loss) available to shareholders before provision for income tax, for the three months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. The net loss available to shareholders before provision for income tax increased $164 million ($203 million, net of income tax). This larger loss was driven primarily by net unfavorable changes in other derivative instruments and lower pre-tax adjusted earnings, partially offset by net favorable changes in GMLB Riders and favorable changes described in other adjustments below.
GMLB Riders. GMLB Riders had a favorable impact on comparative results of $442 million as net favorable results from the related hedges were partially offset by increases from DAC offsets. For a detailed discussion of GMLB Riders see “— GMLB Riders — Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017.”
Other Derivative Instruments. Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $371 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $566 million, primarily due to the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $195 million, primarily due to an unfavorable impact in the prior period on our Shield Annuities liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield Annuities liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $24 million primarily due to higher current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions and higher current period net losses on commercial mortgage loans. These unfavorable impacts were partially offset by higher current period net gains on real estate joint ventures and prior period net losses on disposals of other limited partnership interests.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $100 million, primarily due to lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our Run-off segment and expenses recognized in the prior period in connection with the sale of MPCG to MassMutual.
Pre-tax Adjusted Earnings. Pre-tax adjusted earnings, less net income attributable to noncontrolling interests, decreased $311 million (decreased $168 million, net of income tax) for the six months ended June 30, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2018 was $127 million, or 29% of net income (loss) available to shareholders before provision for income tax, compared to a benefit of $166 million, or 62% of net income (loss) available to shareholders before provision for income tax, for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
Three Months Ended June 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(292)	$(4)	$4	$53	$(239)
Add: Provision for income tax expense (benefit)	33	12	(19)	(105)	(79)
Net income (loss) available to shareholders before provision for income tax	(259)	8	(15)	(52)	(318)
Less: GMLB Riders	(429)	—	—	—	(429)
Less: Other derivative instruments	36	1	(59)	20	(2)
Less: Net investment gains (losses)	(132)	(39)	44	52	(75)
Less: Other adjustments	—	—	8	1	9
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	266	46	(8)	(125)	179
Less: Provision for income tax expense (benefit)	45	9	(2)	(26)	26
Adjusted earnings	$221	$37	$(6)	$(99)	$153
Three Months Ended June 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$32	$24	$76	$114	$246
Add: Provision for income tax expense (benefit)	(16)	17	40	34	75
Net income (loss) available to shareholders before provision for income tax	16	41	116	148	321
Less: GMLB Riders	(217)	—	—	—	(217)
Less: Other derivative instruments	(73)	20	35	172	154
Less: Net investment gains (losses)	(1)	(2)	11	(8)	—
Less: Other adjustments	(6)	—	(9)	(27)	(42)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	313	23	79	11	426
Less: Provision for income tax expense (benefit)	87	11	27	(23)	102
Adjusted earnings	$226	$12	$52	$34	$324
Six Months Ended June 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(49)	$86	$(258)	$(85)	$(306)
Add: Provision for income tax expense (benefit)	84	35	(116)	(130)	(127)
Net income (loss) available to shareholders before provision for income tax	35	121	(374)	(215)	(433)
Less: GMLB Riders	(423)	—	—	—	(423)
Less: Other derivative instruments	14	(13)	(479)	(1)	(479)
Less: Net investment gains (losses)	(96)	7	12	(2)	(79)
Less: Other adjustments	2	—	38	1	41
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	538	127	55	(213)	507
Less: Provision for income tax expense (benefit)	91	24	11	(55)	71
Adjusted earnings	$447	$103	$44	$(158)	$436

Six Months Ended June 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(264)	$4	$72	$85	$(103)
Add: Provision for income tax expense (benefit)	(216)	2	36	12	(166)
Net income (loss) available to shareholders before provision for income tax	(480)	6	108	97	(269)
Less: GMLB Riders	(865)	—	—	—	(865)
Less: Other derivative instruments	(215)	7	(20)	120	(108)
Less: Net investment gains (losses)	(9)	(9)	(11)	(26)	(55)
Less: Other adjustments	(14)	—	(14)	(31)	(59)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	623	8	153	34	818
Less: Provision for income tax expense (benefit)	169	3	52	(10)	214
Adjusted earnings	$454	$5	$101	$44	$604
Consolidated Results for the Three Months and Six Months Ended June 30, 2018 and 2017 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$990	$1,039	$2,026	$2,002
Net investment spread	330	304	674	685
Insurance-related activities	(295)	(205)	(550)	(447)
Amortization of DAC and VOBA	(150)	(125)	(327)	(275)
Other expenses, net of DAC capitalization	(695)	(587)	(1,313)	(1,147)
Less: Net income (loss) attributable to noncontrolling interests	1	—	3	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	179	426	507	818
Provision for income tax expense (benefit)	26	102	71	214
Adjusted earnings	$153	$324	$436	$604
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Overview. Adjusted earnings decreased $171 million, due to an increase in expenses, higher costs from insurance-related activities and lower fee income, partially offset by lower income taxes. Lower income taxes reflect the impacts in the current period from the change in the U.S. statutory rates due to tax reform.
Fee Income. Fee income decreased $49 million, primarily due to the unfavorable impacts from reinsurance recapture activity recognized in the prior period in our Annuities and Life segments.
Net Investment Spread. Net investment spread increased $26 million primarily due to the impact from repositioning a portion of our portfolio into higher yielding assets, higher interest rates and an increase in average invested assets resulting from positive net flows in the general account. This increase was partially offset by lower income on other limited partnership interests and lower income on derivatives due to the termination of interest rate swaps.
Insurance-Related Activities. Net costs from insurance-related activities increased $90 million primarily due to unfavorable mortality experience in our Run-off segment and higher guaranteed minimum death benefits (“GMDBs”) costs in our Annuities segment. These unfavorable impacts were partially offset by favorable underwriting experience in our Life segment as a result of reinsurance recapture activity.

Amortization of DAC and VOBA. Higher amortization of DAC and VOBA in our Annuities and Life segments had an unfavorable impact on comparative results of $25 million.
Other Expenses, Net of DAC Capitalization. Expenses increased $108 million, primarily in Corporate & Other and our Annuities segment, partially offset by a decrease in our Run-off segment.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2018 was $26 million, or 15% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, compared to $102 million, or 24% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, for the three months ended June 30, 2017. In 2018, our effective tax rate reflects the impact of tax reform, which lowered the U.S. statutory rate however reduced the tax benefit for the dividend received deductions.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. Adjusted earnings decreased $168 million, primarily due to higher expenses, higher costs from insurance related activities and higher amortization of DAC and VOBA, partially offset by lower income taxes. Lower income taxes reflect the impacts in the current period from the change in the U.S. statutory rates due to tax reform.
Fee Income. Fee income increased $24 million, primarily due to impacts from reinsurance recapture activity in our Life and Run-off segments and higher revenue sharing, net of the unfavorable impact from a reinsurance recapture in our Annuities segment.
Net Investment Spread. Net investment spread decreased $11 million primarily due to lower income on derivatives due to the termination of interest rate swaps and lower returns on other limited partnership interests. This decrease was partially offset by the impact from repositioning a portion of our portfolio into higher yielding assets and higher average invested assets resulting from positive net flows in the general account.
Insurance-Related Activities. Net costs from insurance-related activities increased $103 million primarily due to unfavorable mortality experience in our Run-off segment and higher GMDB costs in our Annuities segment. These unfavorable impacts were partially offset by favorable underwriting experience in our Life segment as a result of reinsurance recapture activity.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA in our Annuities segment had an unfavorable impact on comparative results of $52 million.
Other Expenses, Net of DAC Capitalization. Expenses increased $166 million, primarily in Corporate & Other and our Annuities segment, partially offset by decreases in our Life and Run-off segments.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2018 was $71 million, or 14% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, compared to $214 million, or 26% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, for the six months ended June 30, 2017. In 2018, our effective tax rate reflects the impact of tax reform, which lowered the U.S. statutory rate however reduced the tax benefit for the dividend received deductions.

Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2018 and 2017 — Adjusted Earnings
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$720	$757	$1,451	$1,459
Net investment spread	186	116	361	249
Insurance-related activities	(89)	(62)	(174)	(135)
Amortization of DAC and VOBA	(124)	(112)	(267)	(206)
Other expenses, net of DAC capitalization	(427)	(386)	(833)	(744)
Pre-tax adjusted earnings	266	313	538	623
Provision for income tax expense (benefit)	45	87	91	169
Adjusted earnings	$221	$226	$447	$454
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, market movements, withdrawals, surrenders, benefit payments, policy charges and transfers. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances decreased for the three months and six months ended June 30, 2018 driven by negative net flows, partially offset by increases from equity market performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$106,110	$107,136	$109,889	$104,857
Deposits	358	343	653	692
Withdrawals, surrenders and contract benefits	(2,619)	(2,490)	(5,267)	(4,876)
Net flows	(2,261)	(2,147)	(4,614)	(4,184)
Investment performance	1,526	3,291	792	8,201
Policy charges	(672)	(674)	(1,304)	(1,304)
Net transfers from (to) general account	(54)	(3)	(114)	33
Balance, end of period	$104,649	$107,603	$104,649	$107,603

Average balance	$105,954	$107,720	$107,704	$107,250
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Overview. Adjusted earnings decreased $5 million, primarily driven by higher expenses, lower fee income and higher net costs from insurance-related activities, partially offset by higher net investment income and lower income taxes.
Fee Income. Fee income decreased $37 million, primarily due to the impact from the final settlement of certain ceded and assumed variable annuity reinsurance agreements with Metropolitan Life Insurance Company (“MLIC”), a former affiliate, in the prior year and lower asset based-fees resulting from lower average separate account balances in our variable annuity business.
Net Investment Spread. Net investment spread increased adjusted earnings $70 million, primarily due to higher net investment income driven by the net impact from the Portfolio Realignment, the repositioning of a portion of our portfolio into higher yielding assets and higher average invested assets resulting from positive net flows in the general account.

Insurance-Related Activities. Net costs from insurance-related activities increased $27 million, primarily due to:

•	a $21 million unfavorable change from higher GMDB costs driven by an increase in liability balances resulting from growth in in-force and higher claims in the current period;

•
a $9 million unfavorable change from the fair value of the underlying ceded separate account assets from a related party reinsurance agreement for certain variable annuity contracts; partially offset by

•	$6 million favorable underwriting experience in our indexed annuity business.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization had an unfavorable impact on comparative results of $12 million, primarily due to lower profits resulting from lower than expected separate account returns in the current period as well as changes in in-force and actuarial model refinements.
Other Expenses, Net of DAC Capitalization. Expenses increased $41 million, primarily due to an increase in pass-through variable annuity expenses and higher operating costs as a result of being a stand-alone company, partially offset by the impact of a reallocation of corporate branding costs to Corporate & Other. With respect to the variable annuity pass-through expenses, we had an increase of $27 million driven by Separation related changes to arrangements with third parties impacting the recognition of pass-through investment management expenses, most of which is offset by an increase in fee income.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2018 was $45 million, or 17% of pre-tax adjusted earnings, compared to $87 million, or 28% of pre-tax adjusted earnings, for the three months ended June 30, 2017. Our effective tax rates in both periods differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. Adjusted earnings decreased $7 million primarily due to increases in expenses, DAC amortization and net costs from insurance-related activities, partially offset by higher net investment income and lower income taxes.
Fee Income. Fee income decreased $8 million, primarily due to:

•	a $27 million unfavorable impact from the final settlement of certain ceded and assumed variable annuity reinsurance agreements with MLIC recognized in the prior period; partially offset by

•	an $18 million favorable impact from revenue sharing fees resulting from Separation related changes and were passed through to third parties with a corresponding offset in other expenses.
Net Investment Spread. Net investment spread increased $112 million, primarily due to higher net investment income driven by (i) the impact from the Portfolio Realignment as well as the repositioning of a portion of our portfolio into higher yielding assets, (ii) higher returns on other limited partnership interests driven by an improvement in equity market performance, (iii) higher returns on real estate joint ventures and (iv) higher average invested assets resulting from positive net flows in the general account. These increases were partially offset by lower income on derivatives as a result of the termination of certain interest rate swaps.
Insurance-Related Activities. Net costs from insurance-related activities increased $39 million, primarily due to higher GMDB costs driven by an increase in liability balances resulting from growth in in-force and higher claims. This was partially offset by a favorable change from the fair value of the underlying ceded separate account assets from a related party reinsurance agreement for certain variable annuity contracts.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization had an unfavorable impact on comparative results of $61 million, primarily due to the impacts from lower profits resulting from lower than expected separate account returns in the current period as well as changes in in-force and actuarial model refinements.
Other Expenses, Net of DAC Capitalization. Expenses increased $89 million, primarily due to an increase in pass-through variable annuity expenses and higher operating costs as a result of being a stand-alone company, partially offset by the impact of expenses incurred in the prior period related to reinsurance recapture activity. With respect to the variable annuity pass-through expenses, we had an increase of $79 million driven by Separation related changes to arrangements with third parties impacting the recognition of pass-through investment management and revenue sharing fees, most of which is offset by an increase in fee income.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2018 was $91 million, or 17% of pre-tax adjusted earnings, compared to $169 million, or 27% of pre-tax adjusted earnings, for the six months ended June 30, 2017. Our effective tax rates in both periods differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.

Life
The following table presents the components of adjusted earnings for our Life segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$77	$94	$180	$177
Net investment spread	52	3	98	55
Insurance-related activities	14	(1)	38	(21)
Amortization of DAC and VOBA	(23)	(7)	(52)	(52)
Other expenses, net of DAC capitalization	(74)	(66)	(137)	(151)
Pre-tax adjusted earnings	46	23	127	8
Provision for income tax expense (benefit)	9	11	24	3
Adjusted earnings	$37	$12	$103	$5
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Overview. Adjusted earnings increased $25 million, primarily due to higher net investment spread, favorable insurance-related activities and lower income taxes, partially offset by lower fee income and higher amortization of DAC and VOBA.
Fee Income. Fee income decreased $17 million, primarily due to the recapture from MLIC of a yearly renewable term reinsurance agreement for certain life contracts (“YRT Recapture”) in the prior period.
Net Investment Spread. Net investment spread increased $49 million, primarily driven by an increase in income on fixed maturity securities and mortgage loans due to the Portfolio Realignment.
Insurance-Related Activities. Insurance-related activities had a favorable impact on comparative results of $15 million, primarily due to ongoing impacts in the current period from the YRT Recapture.
Amortization of DAC and VOBA. Higher amortization of DAC and VOBA had an unfavorable impact on comparative results of $16 million, primarily due to an adjustment in the prior period for deferred marketing allowances, which is largely offset in other expenses.
Other expenses, net of DAC capitalization. Expenses increased $8 million primarily due to the impact of an allocation in the prior period of letter of credit fees from Corporate & Other in connection with the creation of BRCD as well as higher costs as a result of being a stand-alone company. These increases were partially offset by an adjustment in the prior period for deferred marketing allowances, which is largely offset in amortization of DAC and VOBA.
Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2018 was $9 million, or 20% of adjusted earnings before provision for income tax, compared to $11 million, or 48% of adjusted earnings before provision for income tax, for the three months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. Adjusted earnings increased $98 million, primarily due to favorable insurance-related activities, higher net investment spread and lower expenses.
Fee Income. Fee income was largely unchanged.
Net Investment Spread. Net investment spread increased $43 million, primarily driven by the impact from the Portfolio Realignment which led to an increase in income on fixed maturity securities and mortgage loans.
Insurance-Related Activities. Insurance-related activities had a favorable impact on comparative results of $59 million, primarily due to the ongoing impacts in the current period of the YRT Recapture, partially offset by unfavorable mortality.
Amortization of DAC and VOBA. Amortization of DAC and VOBA was unchanged. A favorable ceded DAC adjustment in the prior period related to participating whole life business reinsured to a former affiliate and lower operating amortization due to the declining block of business were offset by an adjustment in the prior year for deferred marketing allowances, which was mostly offset in other expenses.
Other expenses, net of DAC capitalization. Expenses decreased $14 million primarily due to an adjustment in the prior year for deferred marketing allowances, which is mostly offset in amortization of DAC and VOBA.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2018 was $24 million, or 19% of adjusted earnings before provision for income tax, compared to $3 million, or 38% of adjusted earnings before provision for income tax, for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$197	$191	$402	$372
Net investment spread	81	127	193	257
Insurance-related activities	(225)	(152)	(431)	(317)
Amortization of DAC and VOBA	—	—	—	(6)
Other expenses, net of DAC capitalization	(61)	(87)	(109)	(153)
Pre-tax adjusted earnings	(8)	79	55	153
Provision for income tax expense (benefit)	(2)	27	11	52
Adjusted earnings	$(6)	$52	$44	$101
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Overview. Adjusted earnings decreased $58 million primarily due to higher net costs from insurance-related activities combined with lower net investment spread, partially offset by lower income taxes, lower expenses and higher fee income.
Net Investment Spread. Net investment spread decreased $46 million, primarily due to (i) the impact of the Portfolio Realignment, (ii) lower returns on other limited partnership interests driven by a decline in equity market performance and (iii) lower income on derivatives due to the termination of certain interest rates swaps.
Insurance-Related Activities. Net costs from insurance-related activities increased $73 million, primarily due to

•	$49 million unfavorable mortality experience from higher claim severity in our ULSG business;

•	$13 million unfavorable ongoing loss recognition testing reserves in ULSG; and

•	$11 million unfavorable mortality resulting from lower claim incidences in our structured settlements business.
Other expenses, net of DAC capitalization. Expenses decreased $26 million, primarily due to lower costs related to reinsurance financing arrangements, which were terminated in the second quarter of 2017 as well as lower commissions.
Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2018 was $2 million, or 25% of pre-tax adjusted earnings, compared to an expense of $27 million, or 34% of pre-tax adjusted earnings for the three months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. Adjusted earnings decreased $57 million primarily due to higher net costs from insurance-related activities and lower net investment spread, partially offset by lower expenses, higher fee income and lower income taxes.
Fee Income. Fee income increased $30 million, primarily due to the reimbursement of fees for previously recaptured universal life business and net favorable impacts in the current period from the YRT Recapture.

Net Investment Spread. Net investment spread decreased $64 million, primarily due to lower net investment income from (i) the impact of the Portfolio Realignment, (ii) lower income on derivatives due to the termination of certain interest rates swaps and (iii) lower income from our securities lending program, as a result of a reduction in program size and lower margins due to the impact of a flatter yield curve.
Insurance-Related Activities. Net costs from insurance-related activities increased $114 million, primarily due to:

•	$85 million unfavorable mortality experience in our ULSG business;

•	$12 million unfavorable growth in ULSG insurance liabilities; and

•	$9 million lower incidences in our structured settlements business.
Other expenses, net of DAC capitalization. Expenses decreased $44 million, primarily due to lower costs related to reinsurance financing arrangements which were terminated in the second quarter of 2017 as well as lower commissions.
Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2018 was $11 million, or 20% of pre-tax adjusted earnings, compared to $52 million, or 34% of pre-tax adjusted earnings for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$(4)	$(3)	$(7)	$(6)
Net investment spread	11	58	22	124
Insurance-related activities	5	10	17	26
Amortization of DAC and VOBA	(3)	(6)	(8)	(11)
Other expenses, net of DAC capitalization	(133)	(48)	(234)	(99)
Less: Net income (loss) attributable to noncontrolling interests	1	—	3	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	(125)	11	(213)	34
Provision for income tax expense (benefit)	(26)	(23)	(55)	(10)
Adjusted earnings	$(99)	$34	$(158)	$44
Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Overview. Adjusted earnings decreased $133 million, primarily due to higher expenses, lower net investment spread and unfavorable income tax impacts.
Net Investment Spread. Net investment spread decreased $47 million, primarily driven by the impact from the Portfolio Realignment combined with lower income on derivatives due to the termination of interest rate swaps.
Other Expenses, Net of DAC Capitalization. Expenses increased $85 million, primarily due to higher establishment costs related to planned technology and branding investments, as well as higher interest on debt which was issued in the latter part of the second quarter of 2017. These increases were partially offset by a charge in the prior period related to sale of MPCG to MassMutual and lower letter of credit fees. Letter of credit fees decreased as a result of the issuance of debt in the second quarter of 2017, which more than offset the impact of an allocation to the Life segment in the prior period.
Income Tax Expense (Benefit). Income tax benefit for the three months ended June 30, 2018 was $26 million, or 21% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, compared to $23 million, or 209% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, for the three months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the utilization of tax credits. On a comparative basis, our relative tax benefit was unfavorably impacted due to an incremental tax benefit of $26 million recognized in the prior period, primarily due to additional tax credits and an adjustment recorded to accrue to our annualized effective tax rate. In addition, our comparative income taxes were further unfavorably impacted by a lower relative tax benefit resulting from the change in the U.S. statutory rate due to tax reform.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Overview. Adjusted earnings decreased $202 million, primarily due to higher expenses and lower net investment spread, offset by tax credits recognized in the second quarter of 2017.
Net Investment Spread. Net investment spread decreased $102 million, primarily driven by the impact from the Portfolio Realignment combined with lower income on derivatives due to the termination of interest rate swaps.
Other Expenses, Net of DAC Capitalization. Expenses increased $135 million, primarily due to higher establishment costs related to planned technology and branding investments, as well as higher interest on debt which was issued in the second quarter of 2017. These increases were partially offset by a charge in the prior period related to sale of MPCG to MassMutual and lower letter of credit fees.
Income Tax Expense (Benefit). Income tax benefit for the six months ended June 30, 2018 was $55 million, or 26% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, compared to a benefit of $10 million, or 29% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, for the six months ended June 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the utilization of tax credits. On a comparative basis, our relative tax benefit was unfavorably impacted due to an incremental tax benefit of $22 million recognized in the prior period, primarily due to additional tax credits and an adjustment recorded to accrue to our annualized effective tax rate. In addition, our comparative income taxes were further unfavorably impacted by a lower relative tax benefit resulting from the change in the U.S. statutory rate due to tax reform.

GMLB Riders
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Directly Written Liabilities (1)	$(21)	$(108)	$312	$261
Assumed Reinsurance Liabilities	—	—	—	1
Total Liabilities	(21)	(108)	312	262
Hedging Program (2)	(510)	(558)	(881)	(1,808)
Ceded Reinsurance	(16)	127	(44)	(154)
Total Hedging Program and Reinsurance	(526)	(431)	(925)	(1,962)
Directly Written Fees	214	213	419	421
Assumed Reinsurance Fees	—	—	—	—
Total Fees (3)	214	213	419	421
GMLB Riders before DAC Offsets	(333)	(326)	(194)	(1,279)
DAC Offsets	(96)	109	(229)	414
Total GMLB Riders	$(429)	$(217)	$(423)	$(865)
______________

(1)
Includes changes in fair value of the Shield Annuities embedded derivatives of ($127) million and ($69) million for the three months and six months ended June 30, 2018. Changes in the fair value of the Shield Annuities embedded derivatives were not included in GMLB results for the three months and six months ended June 30, 2017.

(2)
Certain hedges of GMIB insurance liabilities were historically reported in policyholder benefits and claims. Amounts reported in policyholder benefits and claims were ($87) million and ($267) million for the three months and six months ended June 30, 2017. Consistent with the hedge strategy now focused on a statutory target, with less emphasis on matching GAAP liabilities, all hedge program amounts are recorded in net derivative gains (losses) beginning in 2018.

(3)
Excludes living benefit fees, included as a component of adjusted earnings, of $18 million and $36 million for the three months and six months ended June 30, 2018, respectively, and $18 million and $36 million for the three months and six months ended June 30, 2017.

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017
Comparative results from GMLB Riders before provision for income tax were unfavorable by $212 million. Of this amount, an unfavorable change of $54 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in a favorable impact on comparative results of $87 million, primarily due to favorable impacts from changes in interest rates in the current period compared to the prior period and the change in the nonperformance risk adjustment due in part to changing to use of our own creditworthiness post-Separation. These increases were partially offset by (i) less favorable changes in equity markets in the current period than in the prior period, (ii) an unfavorable change in fair value of the Shield Annuities embedded derivatives and (iii) in-force growth of GMIB insurance liabilities.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had an unfavorable impact on comparative results of $95 million, primarily due to:

•
an unfavorable change of $110 million resulting from the impact of a benefit upon final settlement recognized in the prior period in connection with the recapture from MLIC of certain ceded and assumed variable annuity insurance agreements;

•	an unfavorable change in ceded reinsurance of $31 million; partially offset by

•	a favorable change of $47 million from lower negative impacts from interest rate and equity market factors in the current period, compared to the prior period.
GMLB Riders Fees. Fees from GMLB Riders were unchanged.

DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders discussed above, resulted in an unfavorable impact on comparative results of $205 million.
Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017
Comparative results from GMLB Riders before provision for income tax were favorable by $442 million. Of this amount, a favorable change of $859 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in a favorable impact on comparative results of $50 million, primarily due to favorable impacts from changes in interest rates in the current period compared to the prior period and the change in the nonperformance risk adjustment due in part to changing to use our own creditworthiness post-Separation. These increases were partially offset by unfavorable impacts from (i) less favorable changes in equity markets in the current period, compared to the prior period, (ii) an unfavorable change in fair value of the Shield Annuities embedded derivatives and (iii) in-force growth of GMIB insurance liabilities.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of $1.0 billion, primarily due to:

•	a net favorable change of $926 million from the inverse impacts of the same interest rate and equity market factors that impacted GMLB Riders liabilities; and

•
a favorable change of $155 million resulting from a net charge recognized in the prior period in connection with the recapture from MLIC of certain ceded and assumed variable annuity insurance agreements; partially offset by

•	an unfavorable change in ceded reinsurance of $44 million.
GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders discussed above, resulted in an unfavorable impact on comparative results of $643 million.

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
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. The Federal Open Market Committee has increased the federal funds rate five times since the start of 2017. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.53%	$841	4.55%	$819	4.59%	$1,693	4.72%	$1,705
Investment fees and expenses	(0.16)	(29)	(0.15)	(27)	(0.15)	(56)	(0.15)	(55)
Adjusted net investment income (2), (3)	4.37%	$812	4.40%	$792	4.44%	$1,637	4.57%	$1,650
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In millions)
Net investment income	$806	$766	$1,623	$1,548
Less: Investment hedge adjustments	(3)	(27)	(11)	(103)
Less: Incremental net investment income from CSEs	(3)	1	(3)	1
Adjusted net investment income — in the above yield table	$812	$792	$1,637	$1,650
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2018 and 2017 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity available-for-sale (“AFS”) and equity securities by type (public or private) held at:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$51,319	82.3%	$54,332	83.6%
Privately-placed	11,024	17.7	10,659	16.4
Total fixed maturity securities	$62,343	100.0%	$64,991	100.0%
Percentage of cash and invested assets	75.1%		77.2%
Equity securities
Publicly-traded	$150	98.0%	$156	96.9%
Privately-held	3	2.0	5	3.1
Total equity securities	$153	100.0%	$161	100.0%
Percentage of cash and invested assets	0.2%		0.2%

Valuation of Securities. We engage MetLife Investment Advisors, LLC, which was considered a related party investment manager until the completion of the MetLife Divestiture, to execute on our valuation controls and policies to determine the estimated fair value of our investments. See “— Introduction” for information regarding the MetLife Divestiture. The estimated fair value of publicly-traded securities is determined after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The estimated fair value of privately-placed securities is determined after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after the independent pricing services’ use of available observable market data is determined). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, prices are obtained from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately use the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, the security is priced primarily using non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations use inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at June 30, 2018.
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

	June 30, 2018
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$4,940	7.9%	$15	9.8%
Level 2
Independent pricing sources	53,654	86.1	18	11.8
Internal matrix pricing or discounted cash flow techniques	601	1.0	—	—
Significant other observable inputs	54,255	87.1	18	11.8
Level 3
Independent pricing sources	2,637	4.2	117	76.4
Internal matrix pricing or discounted cash flow techniques	380	0.6	3	2.0
Independent broker quotations	131	0.2	—	—
Significant unobservable inputs	3,148	5.0	120	78.4
Total estimated fair value	$62,343	100.0%	$153	100.0%

See Note 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for the fixed maturity securities and equity securities AFS fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at June 30, 2018 are as follows:

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

•
During the three months ended June 30, 2018, Level 3 fixed maturity securities increased by $36 million, or 1%. The increase was driven by purchases in excess of sales, partially offset by net transfers out of Level 3 and a decrease in estimated fair value recognized in Other Comprehensive Income (“OCI”).

•
During the six months ended June 30, 2018, Level 3 fixed maturity securities decreased by $84 million, or 3%. The decrease was driven by a decrease in estimated fair value recognized in OCI and net transfers out of Level 3, partially offset by purchases in excess of sales.

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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$40,577	$2,066	$42,643	68.4%	$42,098	$3,631	$45,729	70.4%
2	Baa	16,544	218	16,762	26.9	15,137	1,113	16,250	25.0
Subtotal investment grade		57,121	2,284	59,405	95.3	57,235	4,744	61,979	95.4
3	Ba	2,076	(9)	2,067	3.3	2,102	63	2,165	3.3
4	B	854	(13)	841	1.4	799	15	814	1.3
5	Caa and lower	26	(2)	24	—	31	(2)	29	—
6	In or near default	4	2	6	—	6	(2)	4	—
Subtotal below investment grade		2,960	(22)	2,938	4.7	2,938	74	3,012	4.6
Total fixed maturity securities		$60,081	$2,262	$62,343	100.0%	$60,173	$4,818	$64,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain structured securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2018
U.S. corporate	$10,264	$11,029	$1,437	$758	$16	$—	$23,504
U.S. government and agency	12,279	179	—	—	—	—	12,458
RMBS	7,677	93	81	—	8	—	7,859
Foreign corporate	1,888	4,646	378	52	—	—	6,964
State and political subdivision	4,003	65	3	—	—	6	4,077
CMBS	4,023	—	—	—	—	—	4,023
ABS	1,832	207	42	2	—	—	2,083
Foreign government	677	543	126	29	—	—	1,375
Total fixed maturity securities	$42,643	$16,762	$2,067	$841	$24	$6	$62,343
Percentage of total	68.4%	26.9%	3.3%	1.4%	—%	—%	100.0%
December 31, 2017
U.S. corporate	$10,263	$10,548	$1,408	$714	$23	$1	$22,957
U.S. government and agency	16,111	181	—	—	—	—	16,292
RMBS	7,830	27	102	12	6	—	7,977
Foreign corporate	1,835	4,657	483	48	—	—	7,023
State and political subdivision	4,105	70	3	—	—	3	4,181
CMBS	3,423	—	—	—	—	—	3,423
ABS	1,538	258	33	—	—	—	1,829
Foreign government	624	509	136	40	—	—	1,309
Total fixed maturity securities	$45,729	$16,250	$2,165	$814	$29	$4	$64,991
Percentage of total	70.4%	25.0%	3.3%	1.3%	—%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both June 30, 2018 and December 31, 2017. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$9,485	31.1%	$9,459	31.5%
Consumer	7,262	23.8	7,213	24.1
Finance	6,266	20.6	5,834	19.4
Utility	4,451	14.6	4,333	14.5
Communications	2,220	7.3	2,338	7.8
Other	784	2.6	803	2.7
Total	$30,468	100.0%	$29,980	100.0%
Structured Securities
We held $14.0 billion and $13.2 billion of structured securities, at estimated fair value, at June 30, 2018 and December 31, 2017, respectively, as presented in the RMBS, commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) sections below.
RMBS
The following table presents our RMBS holdings at:

	June 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,412	56.1%	$149	$4,623	58.0%	$219
Pass-through securities	3,447	43.9	(74)	3,354	42.0	9
Total RMBS	$7,859	100.0%	$75	$7,977	100.0%	$228
By risk profile:
Agency	$5,423	69.0%	$(108)	$5,439	68.1%	$46
Prime	326	4.2	17	333	4.2	22
Alt-A	1,126	14.3	98	1,185	14.9	93
Sub-prime	984	12.5	68	1,020	12.8	67
Total RMBS	$7,859	100.0%	$75	$7,977	100.0%	$228
Ratings profile:
Rated Aaa/AAA	$5,670	72.1%		$5,553	69.6%
Designated NAIC 1	$7,677	97.7%		$7,830	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $946 million and $976 million at June 30, 2018 and December 31, 2017, respectively, with unrealized gains (losses) of $66 million and $65 million at June 30, 2018 and December 31, 2017, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	June 30, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$28	$30	$—	$—	$—	$—	$—	$—	$—	$1	$28	$31
2011	265	264	11	11	32	31	—	—	—	—	308	306
2012	79	79	111	109	102	101	3	3	—	—	295	292
2013	102	103	142	140	73	71	—	—	—	—	317	314
2014	214	213	261	258	44	43	—	—	—	—	519	514
2015	892	870	162	159	29	29	—	—	—	—	1,083	1,058
2016	489	473	50	47	28	27	—	—	—	—	567	547
2017	451	438	51	49	14	13	—	—	—	—	516	500
2018	428	423	34	34	4	4	—	—	—	—	466	461
Total	$2,948	$2,893	$822	$807	$326	$319	$3	$3	$—	$1	$4,099	$4,023
Ratings Distribution		71.9%		20.1%		7.9%		0.1%		—%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$28	$31	$—	$—	$—	$—	$1	$1	$—	$1	$29	$33
2011	270	274	11	11	32	32	—	—	—	—	313	317
2012	88	90	111	112	102	103	2	3	—	—	303	308
2013	102	106	143	144	73	73	—	—	—	—	318	323
2014	215	220	285	289	44	45	—	—	—	—	544	554
2015	840	848	184	186	29	30	—	—	—	—	1,053	1,064
2016	430	431	51	49	28	27	—	—	—	—	509	507
2017	251	251	53	53	13	13	—	—	—	—	317	317
Total	$2,224	$2,251	$838	$844	$321	$323	$3	$4	$—	$1	$3,386	$3,423
Ratings Distribution		65.8%		24.7%		9.4%		0.1%		—%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Rating (“S&P”), Fitch Ratings (“Fitch”) and Morningstar. CMBS designated NAIC 1 were 100.0% of total CMBS at both June 30, 2018 and December 31, 2017.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,089	52.3%	$2	$819	44.8%	$8
Consumer loans	231	11.1	1	262	14.3	3
Automobile loans	204	9.8	(1)	189	10.3	—
Student loans	169	8.1	6	169	9.3	4
Credit card loans	59	2.8	—	101	5.5	—
Other loans	331	15.9	1	289	15.8	4
Total	$2,083	100.0%	$9	$1,829	100.0%	$19
Ratings profile:
Rated Aaa/AAA	$861	41.3%		$637	34.8%
Designated NAIC 1	$1,832	88.0%		$1,538	84.1%
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
Overview of Fixed Maturity Security OTTI Losses Recognized in Earnings
There were no impairments of fixed maturity securities for the three months and six months ended June 30, 2018. Impairments of fixed maturity securities were $1 million for both the three months and six months ended June 30, 2017.
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

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$8,085	65.8%	$39	0.5%	$7,260	68.0%	$36	0.5%
Agricultural	2,630	21.4%	8	0.3%	2,276	21.3%	7	0.3%
Residential	1,577	12.8%	4	0.3%	1,138	10.7%	4	0.4%
Total	$12,292	100.0%	$51	0.4%	$10,674	100.0%	$47	0.4%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option (“FVO”). Such amounts are presented in Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, at both June 30, 2018 and December 31, 2017, 97% were collateralized by properties located in the U.S. and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	June 30, 2018	December 31, 2017
State
California	26%	24%
New York	15%	15%
Texas	8%	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2018 and December 31, 2017. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	June 30, 2018	December 31, 2017
State
California	35%	32%
Florida	10%	13%
New York	7%	8%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,323	28.7%	$1,955	26.9%
Middle Atlantic	1,833	22.7	1,699	23.4
South Atlantic	1,198	14.8	1,190	16.4
West South Central	821	10.1	777	10.7
East North Central	498	6.2	489	6.7
Mountain	385	4.8	266	3.7
International	347	4.3	323	4.5
New England	340	4.2	220	3.0
West North Central	129	1.6	130	1.8
East South Central	48	0.6	48	0.7
Multi-Region and Other	163	2.0	163	2.2
Total recorded investment	8,085	100.0%	7,260	100.0%
Less: valuation allowances	39		36
Carrying value, net of valuation allowances	$8,046		$7,224
Property Type
Office	$3,599	44.5%	$3,246	44.7%
Retail	2,057	25.4	1,933	26.7
Apartment	1,299	16.1	968	13.3
Hotel	670	8.3	683	9.4
Industrial	415	5.1	385	5.3
Other	45	0.6	45	0.6
Total recorded investment	8,085	100.0%	7,260	100.0%
Less: valuation allowances	39		36
Carrying value, net of valuation allowances	$8,046		$7,224
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-

to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% and 51% at June 30, 2018 and December 31, 2017, respectively, and our average debt service coverage ratio was 2.3x at both June 30, 2018 and December 31, 2017. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 43% at June 30, 2018 and December 31, 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the six months ended June 30, 2018 and 2017.
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
The estimated fair value of the real estate joint venture and wholly owned real estate investment portfolios was $561 million and $594 million at June 30, 2018 and December 31, 2017, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $1.7 billion at both June 30, 2018 and December 31, 2017, which included $103 million and $104 million of hedge funds at June 30, 2018 and December 31, 2017, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next 10 to 20 years.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,055	89.2%	$2,254	89.9%
Tax credit and renewable energy partnerships	100	4.3	103	4.1
FHLB Stock (1)	72	3.1	71	2.8
Leveraged leases, net of non-recourse debt	65	2.8	66	2.6
Other	13	0.6	13	0.6
Total	$2,305	100.0%	$2,507	100.0%
__________________

(1)	The Company reclassified FHLB stock in prior periods from equity securities to other invested assets.
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives, held at June 30, 2018 and December 31, 2017.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2018 and 2017.
See “Business — Segments and Corporate & Other — Annuities,” “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Actuarial Assumption Review” included in the 2017 Annual Report for more information about our use of derivatives by major hedge programs.
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
Derivatives categorized as Level 3 at June 30, 2018 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; and equity index options with unobservable correlation inputs. The estimated fair value of our derivatives priced through independent broker quotations were less than 1% and 1% at June 30, 2018 and December 31, 2017, respectively.
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
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2018		December 31, 2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$80	$1	$65	$(1)
Written	1,949	25	1,900	40
Total	$2,029	$26	$1,965	$39
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
We maintain a senior unsecured revolving credit facility (the “Revolving Credit Facility”), as well as an unsecured delayed draw term loan agreement with a syndicate of banks (the “Term Loan Facility”). At June 30, 2018, there were no drawdowns under the Revolving Credit Facility and there was $600 million outstanding under the Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these facilities. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 9 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report.
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD has a $10.0 billion reinsurance financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At June 30, 2018, there were no drawdowns on such notes and there was $9.5 billion of funding available under this financing arrangement.
Collateral for Securities Lending, Repurchase Programs and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our balance sheets. The amount of this collateral was $56 million and $29 million at estimated fair value at June 30, 2018 and December 31, 2017, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $192 million, and $368 million at June 30, 2018 and December 31, 2017, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at:

	June 30, 2018 (1)				December 31, 2017 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$44,103	$2,207	$2,602	25.0%	$46,585	$1,796	$2,641	25.0%
GMIB Max w/ Enhanced DB	12,314	2,528	2	0.3%	13,035	1,850	1	0.1%
GMIB Max w/o Enhanced DB	7,117	10	—	0.07%	7,490	3	—	<0.1%
GMWB4L (FlexChoiceSM)	2,624	7	1	1.6%	2,351	—	1	1.0%
GMAB	671	3	2	9.8%	695	2	1	0.3%
GMWB	3,138	51	18	10.6%	3,355	46	13	2.0%
GMWB4L	16,997	96	235	11.6%	18,026	73	267	13.5%
EDB Only	3,850	595	—	N/A	4,020	453	—	N/A
GMDB Only (Other than EDB)	18,911	1,037	—	N/A	19,587	1,038	—	N/A
Total	$109,725	$6,534	$2,860		$115,144	$5,261	$2,924
__________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-Money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.4 billion at June 30, 2018, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $683 million at June 30, 2018, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at $835 million at June 30, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2017 Annual Report.

The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model at:

	Reserves
	June 30, 2018			December 31, 2017
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,266	$—	$1,266	$1,163	$—	$1,163
GMIB	2,406	1,086	3,492	2,310	1,416	3,726
GMIB Max	436	(313)	123	399	(243)	156
GMAB	—	(18)	(18)	—	(15)	(15)
GMWB	—	9	9	—	18	18
GMWB4L	281	(98)	183	277	30	307
GMWB4L (FlexChoiceSM)	—	16	16	—	5	5
Total	$4,389	$682	$5,071	$4,149	$1,211	$5,360
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program at:

		June 30, 2018			December 31, 2017
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$12,252	$576	$267	$14,586	$899	$378
	Interest rate futures	282	—	—	282	1	—
	Interest rate options	10,700	85	34	20,800	68	27
Equity Market	Equity futures	1,619	—	1	2,713	15	—
	Equity index options	44,436	894	1,676	47,066	793	1,663
	Equity variance swaps	9,713	127	429	8,998	128	430
	Equity total return swaps	2,433	45	33	1,767	—	79
	Total	$81,435	$1,727	$2,440	$96,212	$1,904	$2,577
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
Liquidity and Capital Resources
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. Capital refers to our long-term financial resources available to support our business operations and contribute to future growth. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, timing of cash flows from investments and products, general economic conditions and access to our credit facilities, repurchase facility and reinsurance financing arrangement, as well as access to the capital markets and the alternate sources of liquidity and capital described herein.

Parent Company
Liquidity
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company, Brighthouse Financial, Inc., from the cash flow needs of the combined group of companies. Brighthouse Financial, Inc. is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. The principal sources of funds available to Brighthouse Financial, Inc. include dividends and returns of capital from its insurance subsidiaries, as well as its own cash and cash equivalents and short-term investments. Such funds are paid to Brighthouse Financial, Inc. by BH Holdings, its direct wholly-owned holding company subsidiary. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance subsidiaries. For example, we have established internal liquidity facilities to provide liquidity within and across our regulated and non-regulated entities to support our businesses.
Liquid Assets and Short-term Liquidity
An integral part of our liquidity management includes managing our levels of liquid assets and short-term liquidity. Our non-insurance company liquid assets and short-term liquidity are generated primarily through borrowings, as well as through dividends and returns of capital from our insurance subsidiaries, offset by payments for certain services provided from our insurance and non-insurance subsidiaries, which include, but are not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology, distribution services and investor relations. Insurance subsidiary dividends are subject to local insurance regulatory requirements, as discussed in “— The Company — Capital — Restrictions on Dividends and Returns of Capital from Insurance Company Subsidiaries.”
Liquid assets and short-term liquidity were made available from the issuance of $3.0 billion of senior notes in June 2017 and from drawdowns under the Term Loan Facility in the third quarter of 2017. In addition, any undrawn capacity under the Revolving Credit Facility is a potential source of liquidity. In order to manage our capital more efficiently, we have established internal liquidity facilities to provide liquidity within and across our combined group of companies. At June 30, 2018 and December 31, 2017, total obligations outstanding under these internal liquidity facilities were $89 million and $136 million, respectively.
At June 30, 2018 and December 31, 2017, Brighthouse Financial, Inc. and certain of its non-insurance subsidiaries had liquid assets of $569 million and $656 million, respectively, of which $491 million and $563 million, respectively, was held by Brighthouse Financial, Inc. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateral financing arrangements.
At June 30, 2018 and December 31, 2017, Brighthouse Financial, Inc. and certain of its non-insurance subsidiaries had short-term liquidity of $336 million and $419 million, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives and secured borrowings.
Capital
We expect to maintain adequate liquidity at Brighthouse Financial, Inc., a debt-to-capital ratio of approximately 25% and a funding of $2.0 billion to $3.0 billion of assets in excess of CTE95 to support our variable annuity contracts during normal markets. We monitor our financial leverage ratio based on an average of our key leverage calculations of A.M. Best, Fitch Ratings, Moody’s and Standard & Poor’s. At June 30, 2018, assets above CTE95 were $2.7 billion, which is in excess of $500 million above CTE98. We do not expect that our ability to maintain adequate liquidity will be materially affected by tax reform, or by the NAIC’s current reform activities related to the statutory framework for variable annuities. See “— Industry Trends — Regulatory Developments — Variable Annuity Capital Reform” and “— Industry Trends — Regulatory Developments — NAIC” for further information.
We may opportunistically look to pursue additional financing over time to reach our targeted debt-to-capital ratio of 25% and to refinance borrowings outstanding under the Term Loan Facility. Such financing may include the incurrence of term loans or the issuance of debt, equity or hybrid securities. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.
We do not currently pay regular cash dividends on our common stock. Any future declaration and payment of dividends or other distributions of capital will be at the discretion of our Board of Directors and depend on and be subject to our financial conditions, results of operations, earnings, cash needs, regulatory and other constraints, capital requirements (including capital requirements of our subsidiaries), contractual restrictions and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions on our common stock, or as to the amount of any such dividends or distribution of capital.
See “— The Company — Capital” for a discussion of how we manage our capital for the combined group of companies. See also “— The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” for information regarding our common stock repurchase program.
The Company
Sources and Uses of Liquidity and Capital
Our principal sources of liquidity are insurance premiums and annuity considerations, net investment income and proceeds from the maturity and sale of investments. The primary uses of these funds are investing activities, payments of policyholder benefits, commissions and operational expenses, contract maturities, withdrawals and surrenders.
The following table presents a summary of the primary sources and uses of liquidity and capital:

	Six Months Ended June 30,
	2018	2017
	(In millions)
Sources:
Operating activities, net	$1,017	$1,325
Changes in policyholder account balances, net	1,451	619
Changes in payables for collateral under securities loaned and other transactions, net	96	—
Long-term debt issued	—	2,988
Cash received from MetLife in connection with shareholder’s net investment	—	293
Financing element on certain derivative instruments and other derivative related transactions, net	—	46
Total sources	2,564	5,271
Uses:
Investing activities, net	2,023	2,361
Changes in payables for collateral under securities loaned and other transactions, net	—	196
Long-term debt repaid (1)	6	7
Collateral financing arrangements repaid	—	2,797
Cash paid to MetLife in connection with shareholder’s net investment	—	668
Financing element on certain derivative instruments and other derivative related transactions, net	226	—
Other, net	31	27
Total uses	2,286	6,056
Net increase (decrease) in cash and cash equivalents	$278	$(785)
______________

(1)	Represents long-term debt repayments related to CSEs.
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
Consolidated Liquid Assets and Short-term Liquidity
Consolidated liquid assets were $35.0 billion and $38.3 billion at June 30, 2018 and December 31, 2017, respectively. Consolidated short-term liquidity was $1.5 billion and $1.6 billion at June 30, 2018 and December 31, 2017, respectively.
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
See “— Primary Uses of Liquidity and Capital — Common Stock Repurchases” for information regarding our common stock repurchase program.
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

Any requested payment of dividends by Brighthouse Life Insurance Company and NELICO to Brighthouse Financial, Inc., or by BHNY to Brighthouse Life Insurance Company, in excess of the 2018 limit on the permitted payment of dividends without approval would be considered an extraordinary dividend and would require prior approval from the Delaware Department of Insurance or the Massachusetts Division of Insurance, and the NYDFS, respectively. Statutory accounting practices, as prescribed by insurance regulators of various states in which we conduct business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions and surplus notes.
The table below sets forth the dividends permitted to be paid in 2018 by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2018.

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
Brighthouse Financial, Inc. received a $52 million cash distribution from BH Holdings during the six months ended June 30, 2018. There were no cash dividends or returns of capital paid by our non-insurance subsidiaries for the six months ended June 30, 2017.
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
Primary Sources of Liquidity and Capital
Liquidity is provided by a variety of funding sources, including funding agreements. Capital is provided by a variety of funding sources, including long-term debt, credit facilities and reserve financing facilities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. In addition to our senior note issuances, credit facilities, repurchase facility and reinsurance financing arrangement, our other funding sources include or have included:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
In July 2018, BLIC became a member of the FHLB of Atlanta. BLIC was previously a member of the FHLB of Pittsburgh. At June 30, 2018, BLIC had obligations outstanding with certain regional banks in the FHLB system. During the six months ended June 30, 2018 and 2017, there were no issuances or repayments under funding agreements with such regional FHLBs. At both June 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $595 million. Activity related to these funding agreements is reported in the Run-off segment.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
BLIC issued fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the six months ended June 30, 2018 and 2017, there were no issuances and we repaid $0 and $6 million, respectively, under such funding agreements. At June 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $141 million. Activity related to these funding agreements is reported in the Run-off segment.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
BLIC may issue funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation. The obligations under all such funding agreements are secured by a pledge of certain eligible agricultural real estate mortgage loans. During the six months ended June 30, 2018 and 2017, there were no issuances or repayments under such funding agreements. At June 30, 2018 and December 31, 2017, there were no obligations outstanding under these funding agreements. Activities related to these funding agreements are reported in the Run-off segment.
Outstanding Debt
The following table summarizes our outstanding debt at:

	Interest Rate	Maturity	June 30, 2018	December 31, 2017
			(Dollars in millions)
Senior notes (1)	3.700%	2027	$1,490	$1,489
Senior notes (1)	4.700%	2047	1,477	1,477
Long-term debt (2)	7.028%	2030	35	35
Term loan	LIBOR plus 1.5%	2019	600	600
Total long-term debt (3)			$3,602	$3,601
_________

(1)
Includes unamortized debt issuance costs and debt discount totaling $33 million and $34 million for senior notes due 2027 and 2047 on a combined basis at June 30, 2018 and December 31, 2017, respectively.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.

(3)
Excludes $5 million and $11 million of long-term debt related to CSEs at June 30, 2018 and December 31, 2017, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for more information regarding CSEs.

Credit Facilities
At June 30, 2018, there were no drawdowns under the Revolving Credit Facility and there was $600 million outstanding under the Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these facilities.
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion, in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell securities at a purchase price based on the market value of the securities less an applicable margin, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD has a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At June 30, 2018, there were no drawdowns on such notes and there was $9.5 billion of funding available under this financing arrangement.
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
Historically, the assets for the BRCD cash flow testing were aggregated and not allocated to products. As we finalize the movement of our ULSG business from the Life segment to the Run-off segment, we plan to focus more on product level allocations and therefore anticipate that our Minimum Initial Target Assets by product will change. This will have no impact on BRCD in total but could reduce our total ULSG asset requirement target.
Debt and Facility Covenants
The Company’s debt instruments and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the 2017 Term Loan Facility and the Revolving Credit Facility contain financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. The Company is not aware of any non-compliance with these financial covenants at June 30, 2018.

Primary Uses of Liquidity and Capital
In addition to the general description of liquidity and capital uses in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
On August 5, 2018, Brighthouse Financial, Inc.’s Board of Directors authorized the repurchase of up to $200 million of Brighthouse Financial, Inc.’s common stock. Repurchases made under such authorization may be made through open market purchases, pursuant to 10b5-1plans, or pursuant to accelerated stock repurchase plans from time to time at management’s discretion in accordance with applicable federal securities laws. No common stock repurchases have been made as of August 7, 2018.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products and annuity products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the normal course of business. During the six months ended June 30, 2018 and 2017, general account surrenders and withdrawals totaled $1.3 billion and $1.1 billion, respectively, of which $923 million and $812 million, respectively, were attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2018 and December 31, 2017, counterparties were obligated to return cash collateral pledged by us of $0 and $44 million, respectively. At June 30, 2018 and December 31, 2017, we were obligated to return cash collateral pledged to us by counterparties of $431 million and $379 million, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements for additional information about pledged collateral.
We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.8 billion at both June 30, 2018 and December 31, 2017. Of these amounts, $1.3 billion and $1.6 billion at June 30, 2018 and December 31, 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2018 was $1.3 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 11 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements.
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

Note Regarding Forward-Looking Statements
This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “forecast,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation and the recapitalization actions.
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

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, the First Quarter Form 10-Q, this report, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report and the First Quarter Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes and standup systems as a standalone entity, and identifies, documents and evaluates controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 15 to the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report; (ii) Part II, Item 1 of the First Quarter Form 10-Q; and (iii) Note 11 of the Notes to the Interim Condensed Consolidated and Combined Financial Statements in Part I of this report.
Diversified Lending Group Litigations
Hartshorne v. NELICO, et al. (Los Angeles County Superior Court, filed March 25, 2015). Plaintiffs have named New England Life Insurance Company (“NELICO”), MetLife, Inc. and MetLife Securities, Inc. in twelve related lawsuits in California state court alleging various causes of action including multiple negligence and statutory claims relating to the Diversified Lending Group Ponzi scheme. As of May 2, 2018, all of the claims have been resolved.
Unclaimed Property Litigation
Total Asset Recovery Services, LLC on its own behalf and on behalf of the State of New York v. Brighthouse Financial, Inc., et al. (Supreme Court, New York County, NY, second amended complaint filed November 17, 2017). Total Asset Recovery Services, LLC (the “Relator”) has brought a qui tam action against Brighthouse Financial, Inc. and its subsidiaries and affiliates under the New York False Claims Act seeking to recover damages on behalf of the State of New York. The action originally was filed under seal on or about December 3, 2010. The State of New York declined to intervene in the action, and the Relator is now prosecuting the action. The Relator alleges that from on or about April 1, 1986 and continuing annually through on or about September 10, 2017, the defendants violated New York State Finance Law Section 189 (1) (g) by failing to timely report and deliver unclaimed insurance property to the State of New York. The Relator is seeking, among other things, treble damages, penalties, expenses and attorneys’ fees and prejudgment interest. No specific dollar amount of damages is specified by the Relator who also is suing numerous insurance companies and John Doe defendants. Brighthouse Financial, Inc. filed a motion to dismiss. The Court has entered an order of voluntary discontinuance without prejudice pursuant to which the Relator dismissed Brighthouse Financial, Inc. without prejudice but reserved its right to file a motion to amend to name other Brighthouse entities as defendants. If other Brighthouse entities are named, the Brighthouse defendants intend to defend this action vigorously.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. Brighthouse Financial, Inc. intends to defend this action vigorously.
In addition to the matters discussed above, various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated and combined financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Item 1A. Risk Factors
We discuss in the 2017 Annual Report and our other filings with the SEC, including our First Quarter Form 10-Q, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” for regulatory and other updates, as well as “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report, each of which is incorporated by reference herein. There have otherwise been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q.
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
10.1#
Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 24, 2018 (File No. 001-37905) (the “May 24, 2018 8-K”).

10.2#	Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan is incorporated by reference to Exhibit 10.2 to the May 24, 2018 8-K.
10.3#	Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan, as restated is incorporated by reference to Exhibit 10.3 to the May 24, 2018 8-K.
10.4#	Form of Performance Share Unit Agreement (Employee Plan) is incorporated by reference to Exhibit 10.4 to the May 24, 2018 8-K.
10.5#	Form of Restricted Stock Unit Agreement (Employee Plan) is incorporated by reference to Exhibit 10.5 to the May 24, 2018 8-K.
10.6#	Form of Non-Qualified Stock Option Agreement (Employee Plan) is incorporated by reference to Exhibit 10.6 to the May 24, 2018 8-K.
10.7#	Award Agreement Supplement (Employee Plan) is incorporated by reference to Exhibit 10.7 to the May 24, 2018 8-K.
10.8#	Form of Restricted Stock Unit Agreement (Founders’ Grants under the Employee and Director Plans) is incorporated by reference to Exhibit 10.8 to the May 24, 2018 8-K.
10.9#	Award Agreement Supplement (Founders’ Grants under the Employee and Director Plans) is incorporated by reference to Exhibit 10.9 to the May 24, 2018 8-K.
10.10#	Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan) is incorporated by reference to Exhibit 10.10 to the May 24, 2018 8-K.
10.11#	Non-Management Director Award Agreement Supplement (Director Plan) is incorporated by reference to Exhibit 10.11 to the May 24, 2018 8-K.
10.12#
Brighthouse Financial, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8, filed on May 25, 2018 (File No. 333-225197) (“the Form S-8”).

10.12.1#	Amendment Number One to the Brighthouse Financial, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.6 to the Form S-8.
10.13#
Letter Agreement, entered into June 8, 2018, by and between Peter Carlson and Brighthouse Services, LLC is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 8, 2018 (File No. 001-37905).

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
Date: August 7, 2018