Form 10-Q
period 2018-09-30
Brighthouse Financial, Inc.
filed 2018-11-06
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
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
At November 2, 2018, 118,601,232 shares of the registrant’s common stock, $0.01 par value per share, were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2018 (Unaudited) and December 31, 2017 and for the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	9
	Note 3 — Insurance	13
	Note 4 — Investments	15
	Note 5 — Derivatives	26
	Note 6 — Fair Value	38
	Note 7 — Long-term Debt	52
	Note 8 — Equity	52
	Note 9 — Other Revenues and Other Expenses	57
	Note 10 — Earnings Per Share	58
	Note 11 — Contingencies, Commitments and Guarantees	58
	Note 12 — Related Party Transactions	60
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	111
Item 4.	Controls and Procedures	111

Part II — Other Information
Item 1.	Legal Proceedings	112
Item 1A.	Risk Factors	112
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	112
Item 6.	Exhibits	114

Signatures		115

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017
(In millions, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $60,705 and $60,173, respectively)	$62,279	$64,991
Equity securities, at estimated fair value (cost: $139 and $142, respectively)	150	161
Mortgage loans (net of valuation allowances of $56 and $47, respectively; includes $93 and $115, respectively, at estimated fair value, relating to variable interest entities)	13,033	10,742
Policy loans	1,443	1,523
Real estate joint ventures	444	433
Other limited partnership interests	1,765	1,669
Short-term investments, principally at estimated fair value	116	312
Other invested assets, principally at estimated fair value	2,099	2,507
Total investments	81,329	82,338
Cash and cash equivalents, principally at estimated fair value	2,144	1,857
Accrued investment income (includes $0 and $1, respectively, relating to variable interest entities)	675	601
Premiums, reinsurance and other receivables	13,551	13,525
Deferred policy acquisition costs and value of business acquired	6,050	6,286
Current income tax recoverable	878	740
Other assets	583	588
Separate account assets	111,736	118,257
Total assets	$216,946	$224,192
Liabilities and Equity
Liabilities
Future policy benefits	$35,748	$36,616
Policyholder account balances	39,446	37,783
Other policy-related balances	2,907	2,985
Payables for collateral under securities loaned and other transactions	4,043	4,169
Long-term debt (includes $3 and $11, respectively, at estimated fair value, relating to variable interest entities)	3,966	3,612
Deferred income tax liability	576	927
Other liabilities	5,575	5,263
Separate account liabilities	111,736	118,257
Total liabilities	203,997	209,612
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 119,782,668 and 119,773,106 shares issued, respectively; 118,800,611 and 119,773,106 shares outstanding, respectively	1	1
Additional paid-in capital	12,469	12,432
Retained earnings (deficit)	(96)	406
Treasury stock, at cost; 982,057 and 0 shares, respectively	(42)	—
Accumulated other comprehensive income (loss)	552	1,676
Total Brighthouse Financial, Inc.’s stockholders’ equity	12,884	14,515
Noncontrolling interests	65	65
Total equity	12,949	14,580
Total liabilities and equity	$216,946	$224,192
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Premiums	$225	$236	$677	$630
Universal life and investment-type product policy fees	972	1,025	2,936	2,935
Net investment income	853	761	2,476	2,309
Other revenues	105	93	308	329
Net investment gains (losses)	(42)	21	(121)	(34)
Net derivative gains (losses)	(691)	(164)	(1,337)	(1,207)
Total revenues	1,422	1,972	4,939	4,962
Expenses
Policyholder benefits and claims	822	1,083	2,373	2,732
Interest credited to policyholder account balances	273	279	809	838
Amortization of deferred policy acquisition costs and value of business acquired	30	123	581	(4)
Other expenses	665	611	1,974	1,789
Total expenses	1,790	2,096	5,737	5,355
Income (loss) before provision for income tax	(368)	(124)	(798)	(393)
Provision for income tax expense (benefit)	(99)	819	(226)	653
Net income (loss)	(269)	(943)	(572)	(1,046)
Less: Net income (loss) attributable to noncontrolling interests	2	—	5	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(271)	$(943)	$(577)	$(1,046)
Comprehensive income (loss)	$(532)	$(1,529)	$(1,617)	$(1,003)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	—	5	—
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(534)	$(1,529)	$(1,622)	$(1,003)
Earnings per common share:
Basic	$(2.26)	$(7.87)	$(4.82)	$(8.73)
Diluted	$(2.26)	$(7.87)	$(4.82)	$(8.73)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$—	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle and other, net of income tax (Note 1)				75		(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	—	1,597	14,511	65	14,576
Treasury stock acquired in connection with share repurchases					(42)		(42)		(42)
Share-based compensation			37				37		37
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(577)			(577)	5	(572)
Other comprehensive income (loss), net of income tax						(1,045)	(1,045)		(1,045)
Balance at September 30, 2018	$—	$1	$12,469	$(96)	$(42)	$552	$12,884	$65	$12,949

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,597	$—	$—	$—	$—	$1,265	$14,862	$—	$14,862
Issuance of Common Stock to MetLife, Inc.	1						1		1
Distribution to MetLife, Inc.	(1,798)						(1,798)		(1,798)
Other separation related transactions	1,704						1,704		1,704
Net income (loss)	(1,085)			39			(1,046)		(1,046)
Separation from MetLife, Inc.	(12,419)	1	12,418				—		—
Change in noncontrolling interests							—	65	65
Other comprehensive income (loss), net of income tax						43	43		43
Balance at September 30, 2017	$—	$1	$12,418	$39	$—	$1,308	$13,766	$65	$13,831
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$1,496	$2,030
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,680	12,784
Equity securities	15	58
Mortgage loans	446	565
Real estate and real estate joint ventures	87	47
Other limited partnership interests	137	195
Purchases of:
Fixed maturity securities	(12,005)	(12,888)
Equity securities	(1)	(2)
Mortgage loans	(2,771)	(1,554)
Real estate and real estate joint ventures	(31)	(224)
Other limited partnership interests	(194)	(174)
Cash received in connection with freestanding derivatives	1,142	1,811
Cash paid in connection with freestanding derivatives	(2,286)	(3,382)
Net change in policy loans	81	(5)
Net change in short-term investments	196	180
Net change in other invested assets	35	33
Other, net	—	2
Net cash provided by (used in) investing activities	(3,469)	(2,554)
Cash flows from financing activities
Policyholder account balances:
Deposits	4,704	3,464
Withdrawals	(2,199)	(2,269)
Net change in payables for collateral under securities loaned and other transactions	(126)	(2,747)
Long-term debt issued	375	3,589
Long-term debt repaid	(9)	(10)
Collateral financing arrangements repaid	—	(2,797)
Treasury stock acquired in connection with share repurchases	(42)	—
Distribution to MetLife, Inc.	—	(1,798)
Cash received from MetLife, Inc. in connection with shareholder’s net investment	—	293
Cash paid to MetLife, Inc. in connection with shareholder’s net investment	—	(668)
Financing element on certain derivative instruments and other derivative related transactions, net	(386)	(37)
Other, net	(57)	(26)
Net cash provided by (used in) financing activities	2,260	(3,006)
Change in cash, cash equivalents and restricted cash	287	(3,530)
Cash, cash equivalents and restricted cash, beginning of period	1,857	5,228
Cash, cash equivalents and restricted cash, end of period	$2,144	$1,698
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$83	$89
Income tax	$3	$76
Non-cash transactions:
Transfer of fixed maturity securities to former affiliates	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform to the 2018 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. Additionally, effective January 1, 2018 the Company recorded an increase to other liabilities of $46 million, a decrease to deferred tax liabilities of $22 million, a decrease to accumulated other comprehensive income (“AOCI”) of $64 million, and an increase to retained earnings (deficit) of $40 million, to reflect an adjustment, net of tax, to prior year accretion of certain investments in redeemable preferred stock.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2017 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements of the Company included in the 2017 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
ASUs adopted as of September 30, 2018 are summarized in the table below.

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
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as available-for-sale (“AFS”) from AOCI to retained earnings (deficit) and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings (deficit) of $38 million and a net decrease of $15 million to AOCI, after taxes.

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
ASUs issued but not yet adopted as of September 30, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
The amendments to Topic 350 require the capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The requirements align with the existing requirements to capitalize implementation costs incurred to develop or obtain internal-use software.
		January 1, 2020 using the prospective method or retrospective method (with early adoption permitted)	The Company is currently evaluating the impact of this guidance on its financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASU 2018-12, Financial Services -Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances.

January 1, 2021 using a modified retrospective method for the new market risk benefit guidance and prospective methods for the increased frequency of updating assumptions, the new discount rate requirements and deferred policy acquisition costs (“DAC”) amortization changes. Early adoption is permitted.

The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact will be the measurement of liabilities for variable annuity guarantees.

Upon adoption of the ASU, all guarantees associated with variable annuities will be measured at fair value, with changes in fair value reported in net income (excluding the change in fair value attributable to nonperformance risk, which would be reported in other comprehensive income). These changes will result in an impact to equity upon adoption and more volatility in net income going forward.

Additionally, certain life insurance and payout annuity contract liabilities will be affected by more frequent updating of cash flow assumptions and changes to the rate used to discount those cash flows. Most products will be impacted by the changes to deferred acquisition cost amortization.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, long-term care and workers compensation business reinsured through 100% quota share reinsurance agreements, and term life insurance sold direct to consumers, which is no longer being offered for new sales.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding (i) the impact of market volatility, which could distort trends, and (ii) businesses that have been or will be sold or exited by the Company, referred to as divested businesses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits and hedging costs related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of DAC and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

The tax impact of the adjustments mentioned above is calculated net of the U.S. statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2018 and 2017 and at September 30, 2018 and December 31, 2017. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
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
The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) available to Brighthouse Financial, Inc.’s common shareholders or adjusted earnings, but it did impact segment results for the nine months ended September 30, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the nine months ended September 30, 2018 increased between $90 million and $105 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$487	$78	$(134)	$(117)	$314
Provision for income tax expense (benefit)	86	17	(29)	(32)	42
Post-tax adjusted earnings	401	61	(105)	(85)	272
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Adjusted earnings	$401	$61	$(105)	$(87)	270
Adjustments for:
Net investment gains (losses)					(42)
Net derivative gains (losses)					(691)
Other adjustments to net income					51
Provision for income tax (expense) benefit					141
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(271)

Interest revenue	$399	$115	$322	$16
Interest expense	$—	$—	$—	$39

	Operating Results
Three Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$488	$(8)	$119	$(95)	$504
Provision for income tax expense (benefit)	133	(14)	36	1,025	1,180
Post-tax adjusted earnings	355	6	83	(1,120)	(676)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$355	$6	$83	$(1,120)	(676)
Adjustments for:
Net investment gains (losses)					21
Net derivative gains (losses)					(164)
Other adjustments to net income					(485)
Provision for income tax (expense) benefit					361
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(943)

Interest revenue	$310	$87	$348	$35
Interest expense	$—	$—	$—	$36

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,025	$205	$(79)	$(327)	$824
Provision for income tax expense (benefit)	177	41	(18)	(87)	113
Post-tax adjusted earnings	848	164	(61)	(240)	711
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Adjusted earnings	$848	$164	$(61)	$(245)	706
Adjustments for:
Net investment gains (losses)					(121)
Net derivative gains (losses)					(1,337)
Other adjustments to net income					(164)
Provision for income tax (expense) benefit					339
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(577)

Interest revenue	$1,138	$334	$979	$38
Interest expense	$—	$—	$—	$113

	Operating Results
Nine Months Ended September 30, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,111	$—	$272	$(61)	$1,322
Provision for income tax expense (benefit)	302	(11)	88	1,015	1,394
Post-tax adjusted earnings	809	11	184	(1,076)	(72)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$809	$11	$184	$(1,076)	(72)
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(1,207)
Other adjustments to net income					(474)
Provision for income tax (expense) benefit					741
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(1,046)

Interest revenue	$948	$263	$1,060	$159
Interest expense	$—	$—	$23	$94

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Annuities	$1,160	$1,070	$3,453	$3,270
Life	346	387	1,054	982
Run-off	536	547	1,594	1,631
Corporate & Other	47	59	112	230
Adjustments	(667)	(91)	(1,274)	(1,151)
Total	$1,422	$1,972	$4,939	$4,962
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2018	December 31, 2017
	(In millions)
Annuities	$152,342	$154,667
Life	20,485	18,049
Run-off	31,710	36,824
Corporate & Other	12,409	14,652
Total	$216,946	$224,192
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
The Company also issues universal and variable life contracts where the Company contractually guarantees to the contract holder a secondary guarantee.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2018				December 31, 2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$109,613		$63,194		$115,147		$67,110
Separate account value	$104,479		$61,945		$109,792		$65,782
Net amount at risk	$6,471	(4)	$2,521	(5)	$5,261	(4)	$2,642	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	September 30, 2018	December 31, 2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,133	$6,244
Net amount at risk (6)	$73,680	$75,304
Average attained age of policyholders	65 years	64 years

Variable Life Contracts
Total account value (3)	$3,486	$3,379
Net amount at risk (6)	$23,250	$24,546
Average attained age of policyholders	49 years	49 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Investments
See Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	September 30, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$23,475	$918	$458	$—	$23,935	$21,190	$1,859	$92	$—	$22,957
U.S. government and agency	10,089	1,075	214	—	10,950	14,548	1,862	118	—	16,292
RMBS	8,373	227	230	(4)	8,374	7,749	285	60	(3)	7,977
Foreign corporate	7,311	155	218	—	7,248	6,703	386	66	—	7,023
State and political subdivision	3,747	369	47	—	4,069	3,635	553	6	1	4,181
CMBS	4,381	9	101	(1)	4,290	3,386	53	17	(1)	3,423
ABS	2,006	10	7	—	2,009	1,810	21	2	—	1,829
Foreign government	1,323	104	23	—	1,404	1,152	161	4	—	1,309
Total fixed maturity securities	$60,705	$2,867	$1,298	$(5)	$62,279	$60,173	$5,180	$365	$(3)	$64,991
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

The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $4 million with unrealized gains (losses) of less than ($1) million and ($2) million at September 30, 2018 and December 31, 2017, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,956	$8,580	$11,376	$24,033	$14,760	$60,705
Estimated fair value	$1,962	$8,638	$11,263	$25,743	$14,673	$62,279
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities not due at a single maturity date have been presented in the year of final contractual maturity. Structured Securities are shown separately, as they are not due at a single maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position, aggregated by sector and by length of time that the securities have been in a continuous unrealized loss position at:

	September 30, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$9,484	$308	$1,742	$150	$1,783	$21	$1,451	$71
U.S. government and agency	2,530	52	1,901	162	4,962	38	1,573	80
RMBS	3,838	103	1,619	123	2,367	14	1,332	43
Foreign corporate	3,410	131	562	87	637	8	603	58
State and political subdivision	1,076	34	151	13	170	3	106	4
CMBS	3,078	68	542	32	619	6	335	10
ABS	998	7	27	—	170	—	74	2
Foreign government	449	17	111	6	155	2	69	2
Total fixed maturity securities	$24,863	$720	$6,655	$573	$10,863	$92	$5,543	$270
Total number of securities in an unrealized loss position	2,978		807		911		638
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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2018.
Gross unrealized losses on fixed maturity securities increased $931 million during the nine months ended September 30, 2018 to $1.3 billion. The increase in gross unrealized losses for the nine months ended September 30, 2018 was primarily attributable to increasing longer-term interest rates and widening credit spreads.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

At September 30, 2018, $4 million of the total $1.3 billion of gross unrealized losses were from ten fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,405	64.5%	$7,260	67.5%
Agricultural	2,767	21.2	2,276	21.2
Residential	1,824	14.0	1,138	10.6
Subtotal (1)	12,996	99.7	10,674	99.3
Valuation allowances (2)	(56)	(0.4)	(47)	(0.4)
Subtotal mortgage loans, net	12,940	99.3	10,627	98.9
Commercial mortgage loans held by CSEs — FVO	93	0.7	115	1.1
Total mortgage loans, net	$13,033	100.0%	$10,742	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $816 million and $1.4 billion for the three months and nine months ended September 30, 2018, respectively, and $147 million and $307 million for the three months and nine months ended September 30, 2017, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2018
Loan-to-value ratios:
Less than 65%	$7,438	$38	$15	$7,491	89.2%	$7,440	89.2%
65% to 75%	738	12	68	818	9.7	809	9.7
76% to 80%	87	—	9	96	1.1	92	1.1
Total	$8,263	$50	$92	$8,405	100.0%	$8,341	100.0%

December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,194	$293	$33	$6,520	89.8%	$6,681	90.0%
65% to 75%	642	—	14	656	9.0	658	8.9
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.5	30	0.4
Total	$6,878	$302	$80	$7,260	100.0%	$7,419	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,488	89.9%	$2,113	92.8%
65% to 75%	279	10.1	163	7.2
Total	$2,767	100.0%	$2,276	100.0%
The estimated fair value of agricultural mortgage loans was $2.7 billion and $2.3 billion at September 30, 2018 and December 31, 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,792	98.2%	$1,106	97.2%
Nonperforming	32	1.8	32	2.8
Total	$1,824	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $1.8 billion and $1.2 billion at September 30, 2018 and December 31, 2017, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2018 and December 31, 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial or agricultural mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either September 30, 2018 or December 31, 2017. The recorded investment of residential mortgage loans past due and in nonaccrual status was $32 million at both September 30, 2018 and December 31, 2017. During the three months and nine months ended September 30, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity and equity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2018	December 31, 2017
	(In millions)
Fixed maturity securities	$1,558	$4,806
Fixed maturity securities with noncredit OTTI losses included in AOCI	5	2
Total fixed maturity securities	1,563	4,808
Equity securities	—	39
Derivatives	202	239
Other	(14)	(8)
Subtotal	1,751	5,078
Amounts allocated from:
Future policy benefits	(851)	(2,626)
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(5)	(2)
DAC, VOBA and DSI	(136)	(265)
Subtotal	(992)	(2,893)
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	3	—
Deferred income tax benefit (expense)	(161)	(459)
Net unrealized investment gains (losses)	$601	$1,726
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2018
(In millions)
Balance, December 31, 2017	$1,726
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(79)
Balance, January 1, 2018	1,647
Fixed maturity securities on which noncredit OTTI losses have been recognized	3
Unrealized investment gains (losses) during the period	(3,251)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,775
DAC and VOBA related to noncredit OTTI losses recognized in AOCI	(3)
DAC, VOBA and DSI	129
Deferred income tax benefit (expense) related to noncredit OTTI losses recognized in AOCI	3
Deferred income tax benefit (expense)	298
Balance, September 30, 2018	$601
Change in net unrealized investment gains (losses)	$(1,046)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle and other.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2018 and December 31, 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2018	December 31, 2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,317	$3,085
Estimated fair value	$3,664	$3,748
Cash collateral received from counterparties (2)	$3,746	$3,791
Security collateral received from counterparties (3)	$—	$29
Reinvestment portfolio — estimated fair value	$3,749	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,317	$2,015	$414	$3,746	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2018 was $1.3 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. government and agency securities, ABS, U.S. and foreign corporate securities, and non-agency RMBS) with 58% invested in agency RMBS, U.S. government and agency securities, cash equivalents, short-term investments or held in cash at September 30, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	September 30, 2018	December 31, 2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,035	$8,263
Invested assets held in trust (reinsurance agreements) (2)	3,275	2,634
Invested assets pledged as collateral (3)	4,514	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$15,824	$14,096
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $92 million and $34 million of the assets on deposit balance represents restricted cash at September 30, 2018 and December 31, 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $27 million and $42 million of the assets held in trust balance represents restricted cash at September 30, 2018 and December 31, 2017, respectively.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The following table presents the total assets and total liabilities relating to VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
CSEs (assets (primarily loans) and liabilities (primarily debt)) (1)	$93	$3	$116	$11
__________________

(1)
The Company consolidates entities that are structured as CMBS. The assets of these entities can only be used to settle their respective liabilities, and under no circumstances is the Company liable for any principal or interest shortfalls should any arise. The Company’s exposure was limited to that of its remaining investment in these entities of $72 million and $86 million at estimated fair value at September 30, 2018 and December 31, 2017, respectively.

Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2018		December 31, 2017
	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS:
Structured Securities (2)	$11,560	$11,560	$11,461	$11,461
U.S. and foreign corporate	418	418	504	504
Other limited partnership interests	1,600	2,977	1,511	2,463
Other investments (3)	88	91	82	89
Total	$13,666	$15,046	$13,558	$14,517
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
As described in Note 11, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs during both the three months and nine months ended September 30, 2018 and 2017.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$641	$601	$1,907	$1,809
Equity securities	1	2	5	7
Mortgage loans	138	112	384	332
Policy loans	17	18	67	53
Real estate joint ventures	12	13	36	39
Other limited partnership interests	69	38	159	144
Cash, cash equivalents and short-term investments	8	11	21	29
Other	11	10	29	25
Subtotal	897	805	2,608	2,438
Less: Investment expenses	53	46	145	135
Subtotal, net	844	759	2,463	2,303
FVO CSEs — interest income — commercial mortgage loans	9	2	13	6
Net investment income	$853	$761	$2,476	$2,309
See “— Variable Interest Entities” for discussion of CSEs.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Total gains (losses) on fixed maturity securities:
Total OTTI losses recognized — by sector:
State and political subdivision	$—	$—	$—	$(1)
OTTI losses on fixed maturity securities recognized in earnings	—	—	—	(1)
Fixed maturity securities — net gains (losses) on sales and disposals	(34)	21	(138)	(15)
Total gains (losses) on fixed maturity securities	(34)	21	(138)	(16)
Total gains (losses) on equity securities:
Equity securities — Mark to market and net gains (losses) on sales and disposals	(1)	3	(5)	4
Total gains (losses) on equity securities	(1)	3	(5)	4
Mortgage loans	(5)	(2)	(12)	(7)
Real estate joint ventures	—	1	42	4
Other limited partnership interests	—	—	—	(10)
Other	1	(1)	3	(6)
Subtotal	(39)	22	(110)	(31)
FVO CSEs:
Commercial mortgage loans	(4)	(1)	(12)	(2)
Long-term debt — related to commercial mortgage loans	1	—	1	—
Non-investment portfolio gains (losses)	—	—	—	(1)
Subtotal	(3)	(1)	(11)	(3)
Total net investment gains (losses)	$(42)	$21	$(121)	$(34)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Proceeds	$3,091	$4,929	$8,428	$9,316
Gross investment gains	$58	$30	$70	$50
Gross investment losses	(92)	(9)	(208)	(65)
OTTI losses	—	—	—	(1)
Net investment gains (losses)	$(34)	$21	$(138)	$(16)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Loss Rollforward
The table below presents a rollforward of the cumulative credit loss component of OTTI loss recognized in earnings on fixed maturity securities still held for which a portion of the OTTI loss was recognized in other comprehensive income (“OCI”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$—	$9	$—	$28
Reductions:
Sales (maturities, pay downs or prepayments) of securities previously impaired as credit loss OTTI	—	(8)	—	(27)
Balance, end of period	$—	$1	$—	$1
Related Party Investment Transactions
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. During the three months and nine months ended September 30, 2018, the Company did not transfer any invested assets to former affiliates or receive transfers of invested assets from former affiliates. During the three months ended September 30, 2017, the Company did not transfer any invested assets to former affiliates or receive transfers of invested assets from former affiliates. The amortized cost and estimated fair value on transfers of invested assets to former affiliates was $294 million and $292 million, respectively, for the nine months ended September 30, 2017. The net investment gains (losses) recognized on transfers of invested assets to former affiliates was ($2) million for the nine months ended September 30, 2017.
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
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $0 and $50 million for the three months and nine months ended September 30, 2018, respectively, and $22 million and $71 million for the three months and nine months ended September 30, 2017, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2018			December 31, 2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$—	$—	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	—	—	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	2,347	116	65	1,827	94	75
Subtotal		2,347	116	65	1,854	99	75
Total qualifying hedges		2,347	116	65	2,029	143	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	15,237	546	940	20,213	922	774
Interest rate caps	Interest rate	3,350	32	—	2,671	7	—
Interest rate futures	Interest rate	54	—	—	282	1	—
Interest rate options	Interest rate	13,819	51	105	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,140	68	28	1,115	71	42
Foreign currency forwards	Foreign currency exchange rate	125	1	—	130	—	1
Credit default swaps — purchased	Credit	86	3	1	65	—	1
Credit default swaps — written	Credit	1,894	32	—	1,900	40	—
Equity futures	Equity market	2,215	1	1	2,713	15	—
Equity index options	Equity market	51,044	862	1,657	47,066	794	1,664
Equity variance swaps	Equity market	9,713	143	445	8,998	128	430
Equity total return swaps	Equity market	2,516	1	63	1,767	—	79
Total non-designated or nonqualifying derivatives		101,193	1,740	3,240	111,520	2,111	3,054
Total		$103,540	$1,856	$3,305	$113,549	$2,254	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2018 and December 31, 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents earned income on derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Qualifying hedges:
Net investment income	$8	$5	$20	$17
Nonqualifying hedges:
Net derivative gains (losses)	33	67	124	253
Policyholder benefits and claims	—	1	—	8
Total	$41	$73	$144	$278

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
	(In millions)
Three Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(2)	$2	$—	$—	$—
Total fair value hedges	(2)	2	—	—	—
Cash flow hedges (5):
Interest rate derivatives	46	—	1	—	(3)
Foreign currency exchange rate derivatives	—	—	—	—	(4)
Total cash flow hedges	46	—	1	—	(7)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(281)	—	—	—	—
Foreign currency exchange rate derivatives	2	(3)	—	—	—
Credit derivatives	8	—	—	—	—
Equity derivatives	(458)	—	—	—	—
Embedded derivatives	(38)	—	—	(2)	—
Total non-qualifying hedges	(767)	(3)	—	(2)	—
Total	$(723)	$(1)	$1	$(2)	$(7)
Three Months Ended September 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$1	$(1)	$—	$—	$—
Total fair value hedges	1	(1)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	—	—	1	—	1
Foreign currency exchange rate derivatives	—	—	—	—	(53)
Total cash flow hedges	—	—	1	—	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(81)	—	—	6	—
Foreign currency exchange rate derivatives	(30)	4	—	—	—
Credit derivatives	6	—	—	—	—
Equity derivatives	(712)		—	(64)	—
Embedded derivatives	582	—	—	(21)	—
Total non-qualifying hedges	(235)	4	—	(79)	—
Total	$(234)	$3	$1	$(79)	$(52)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(12)	$12	$—	$—	$—
Total fair value hedges	(12)	12	—	—	—
Cash flow hedges (5):
Interest rate derivatives	62	—	4	—	(5)
Foreign currency exchange rate derivatives	(1)	—	—	—	33
Total cash flow hedges	61	—	4	—	28
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,255)	—	—	—	—
Foreign currency exchange rate derivatives	17	(4)	—	—	—
Credit derivatives	(2)	—	—	—	—
Equity derivatives	(942)	—	—	—	—
Embedded derivatives	664	—	—	(4)	—
Total non-qualifying hedges	(1,518)	(4)	—	(4)	—
Total	$(1,469)	$8	$4	$(4)	$28
Nine Months Ended September 30, 2017
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$2	$(2)	$—	$—	$—
Total fair value hedges	2	(2)	—	—	—
Cash flow hedges (5):
Interest rate derivatives	2	—	4	—	3
Foreign currency exchange rate derivatives	11	(10)	—	—	(107)
Total cash flow hedges	13	(10)	4	—	(104)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(145)	—	—	8	—
Foreign currency exchange rate derivatives	(72)	(30)	—	—	—
Credit derivatives	17	—	—	—	—
Equity derivatives	(2,123)	—	(1)	(341)	—
Embedded derivatives	890	—	—	(22)	—
Total non-qualifying hedges	(1,433)	(30)	(1)	(355)	—
Total	$(1,418)	$(42)	$3	$(355)	$(104)
______________

(1)	Includes gains (losses) reclassified from AOCI for cash flow hedges.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(4)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(5)	All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0 for both the three months and nine months ended September 30, 2018, and $0 and $12 million for the three months and nine months ended September 30, 2017, respectively.
There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments, for the nine months ended September 30, 2018. At December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years.
At September 30, 2018 and December 31, 2017, the balance in AOCI associated with cash flow hedges was $202 million and $239 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$11	$677	2.4	$12	$558	2.8
Baa	21	1,217	5.2	28	1,317	4.7
Ba	—	—	—	—	25	4.5
Total	$32	$1,894	4.2	$40	$1,900	4.1
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$1,903	$3,295	$2,233	$3,081
OTC-cleared and Exchange-traded (1), (6)	22	2	70	40
Total gross estimated fair value of derivatives (1)	1,925	3,297	2,303	3,121
Amounts offset on the consolidated balance sheets	—	—	—	—
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	1,925	3,297	2,303	3,121
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,569)	(1,569)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(237)	—	(257)	—
OTC-cleared and Exchange-traded	(21)	—	(28)	(39)
Securities collateral: (5)
OTC-bilateral	(86)	(1,726)	(31)	(1,138)
OTC-cleared and Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$11	$—	$44	$1
__________________

(1)
At September 30, 2018 and December 31, 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $69 million and $49 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($8) million and ($8) million, respectively.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2018 and December 31, 2017, the Company received excess cash collateral of $39 million and $94 million, respectively, and provided excess cash collateral of $0 and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $69 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $307 million and $471 million, respectively, for its OTC-bilateral derivatives, and $79 million and $427 million, respectively, for its OTC-cleared derivatives, and $105 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	September 30, 2018	December 31, 2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,726	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,999	$1,414
__________________

(1)	After taking into consideration the existence of netting agreements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2018	December 31, 2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum benefits	Premiums, reinsurance and other receivables	$166	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$166	$175
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$396	$1,212
Assumed reinsurance on fixed deferred annuities	Policyholder account balances	—	1
Fixed annuities with equity indexed returns	Policyholder account balances	1,205	674
Embedded derivatives within liability host contracts		$1,601	$1,887
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net derivative gains (losses) (1), (2)	$(38)	$582	$664	$890
Policyholder benefits and claims	$(2)	$(21)	$(4)	$(22)
__________________

(1)
The valuation of direct and assumed guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($150) million and ($116) million for the three months and nine months ended September 30, 2018, respectively, and $457 million and $385 million for the three months and nine months ended September 30, 2017, respectively.

(2)	See Note 12 for discussion of related party net derivative gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

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
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	September 30, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$23,332	$603	$23,935
U.S. government and agency	4,072	6,878	—	10,950
RMBS	—	7,291	1,083	8,374
Foreign corporate	—	6,206	1,042	7,248
State and political subdivision	—	4,069	—	4,069
CMBS	—	4,160	130	4,290
ABS	—	1,948	61	2,009
Foreign government	—	1,404	—	1,404
Total fixed maturity securities	4,072	55,288	2,919	62,279
Equity securities	15	13	122	150
Short-term investments	56	60	—	116
Real estate joint ventures (1)	—	—	15	15
Other limited partnership interests (1)	—	—	25	25
Commercial mortgage loans held by CSEs — FVO	—	93	—	93
Derivative assets: (2)
Interest rate	—	629	—	629
Foreign currency exchange rate	—	185	—	185
Credit	—	25	10	35
Equity market	1	854	152	1,007
Total derivative assets	1	1,693	162	1,856
Embedded derivatives within asset host contracts (3)	—	—	166	166
Separate account assets	202	111,530	4	111,736
Total assets	$4,346	$168,677	$3,413	$176,436
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$1,045	$—	$1,045
Foreign currency exchange rate	—	92	1	93
Credit	—	1	—	1
Equity market	1	1,716	449	2,166
Total derivative liabilities	1	2,854	450	3,305
Embedded derivatives within liability host contracts (3)	—	—	1,601	1,601
Long-term debt of CSEs — FVO	—	3	—	3
Total liabilities	$1	$2,857	$2,051	$4,909

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. At September 30, 2018 and December 31, 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(4)	The Company reclassified Federal Home Loan Bank (“FHLB”) stock in the prior period from equity securities to other invested assets.
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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. MLIA performs several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments. Fixed maturity securities priced using independent non-binding broker quotations represent less than 1% of the total estimated fair value of fixed maturity securities and 5% of the total estimated fair value of Level 3 fixed maturity securities at September 30, 2018.
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
The Company reviews outputs of MLIA’s controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2018.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
Real Estate Joint Ventures and Other Limited Partnership Interests: Fair value is generally based on the Company’s share of the net asset value (“NAV”) as provided on the financial statements of the investees.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
Transfers between Levels 1 and 2:
For assets and liabilities measured at estimated fair value and still held at September 30, 2018 and December 31, 2017, transfers between Levels 1 and 2 were not significant.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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

					September 30, 2018				December 31, 2017				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	86	-	126	104	93	-	142	111	Increase
	•	Market pricing	•	Quoted prices (4)	53	-	316	101	—	-	443	77	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	59	-	107	95	3	-	107	95	Increase (5)
CMBS	•	Market pricing	•	Quoted prices (4)	67	-	104	92	8	-	104	88	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	103	-	103	103	105	-	105	105	Increase (5)
ABS	•	Market pricing	•	Quoted prices (4)	99	-	101	100	100	-	104	101	Increase (5)
	•	Consensus pricing	•	Offered quotes (4)	100	-	100	100	100	-	100	100	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (17)	(23)	-	2		—	-	—		Increase (6)
Credit	•	Present value techniques	•	Credit spreads (7)	97	-	99		—	-	—		Decrease (6)
	•	Consensus pricing	•	Offered quotes (8)
Equity market	•	Present value techniques or option pricing models	•	Volatility (9)	12%	-	26%		11%	-	31%		Increase (6)
			•	Correlation (10)	30%	-	30%		10%	-	30%
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.08%		0%	-	0.09%		Decrease (11)
				Ages 41 - 60	0.04%	-	0.60%		0.04%	-	0.65%		Decrease (11)
				Ages 61 - 115	0.26%	-	100%		0.26%	-	100%		Decrease (11)
			•	Lapse rates:
				Durations 1 - 10	0.25%	-	100%		0.25%	-	100%		Decrease (12)
				Durations 11 - 20	2%	-	100%		2%	-	100%		Decrease (12)
				Durations 21 - 116	2%	-	100%		2%	-	100%		Decrease (12)
			•	Utilization rates	0%	-	25%		0%	-	25%		Increase (13)
			•	Withdrawal rates	0.25%	-	10%		0.25%	-	10%		(14)
			•	Long-term equity volatilities	17.40%	-	25%		17.40%	-	25%		Increase (15)
			•	Nonperformance risk spread	1.05%	-	1.91%		0.64%	-	1.43%		Decrease (16)
___________________

(1)	The weighted average for fixed maturity securities is determined based on the estimated fair value of the securities.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

(6)	Changes in estimated fair value are based on long U.S. dollar net asset positions and will be inversely impacted for short U.S. dollar net asset positions.

(7)
Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.

(8)
At September 30, 2018 and December 31, 2017, independent non-binding broker quotations were used in the determination of less than 1% and 1% of the total net derivative estimated fair value, respectively.

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

(17)
Ranges represent the rates across different yield curves and are presented in basis points. The swap yield curves are utilized among different types of derivatives to project cash flows, as well as to discount future cash flows to present value. Since this valuation methodology uses a range of inputs across a yield curve to value the derivative, presenting a range is more representative of the unobservable input used in the valuation.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

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
The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$1,872	$1,268	$8	$—	$120
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	10	2	—	(2)
Total realized/unrealized gains (losses) included in AOCI	(44)	(8)	(2)	—	—
Purchases (8)	56	287	—	—	—
Sales (8)	(51)	(114)	(6)	—	—
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	20	3	—	—	9
Transfers out of Level 3 (9)	(208)	(172)	(2)	—	(5)
Balance, end of period	$1,645	$1,274	$—	$—	$122
Three Months Ended September 30, 2017
Balance, beginning of period	$2,356	$1,489	$—	$—	$134
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	1	13	—	—	—
Total realized/unrealized gains (losses) included in AOCI	35	6	—	—	(1)
Purchases (8)	92	147	—	—	—
Sales (8)	(57)	(230)	(1)	—	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	191	—	10	—	—
Transfers out of Level 3 (9)	(19)	(13)	—	—	—
Balance, end of period	$2,599	$1,412	$9	$—	$130
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$—	$4	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$1	$10	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Three Months Ended September 30, 2018
Balance, beginning of period	$17	$24	$—	$(284)	$(1,241)	$4
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	3	—	(4)	(40)	—
Total realized/unrealized gains (losses) included in AOCI	—	(1)	—	—	—	—
Purchases (8)	—	—	—	—	—	1
Sales (8)	(2)	(1)	—	—	—	—
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(154)	—
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	—	—	—	(1)
Balance, end of period	$15	$25	$—	$(288)	$(1,435)	$4
Three Months Ended September 30, 2017
Balance, beginning of period	$—	$—	$91	$(780)	$(2,113)	$6
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	4	558	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	—	—	2
Sales (8)	—	—	—	—	—	—
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	370	(155)	—
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	(90)	—	—	(2)
Balance, end of period	$—	$—	$1	$(406)	$(1,710)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$—	$3	$—	$(4)	$(37)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$—	$—	$—	$4	$330	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$1,997	$1,230	$—	$5	$124
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	2	21	—	—	(4)
Total realized/unrealized gains (losses) included in AOCI	(121)	(10)	—	—	—
Purchases (8)	164	339	—	—	—
Sales (8)	(184)	(229)	—	—	(3)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	20	—	—	—	10
Transfers out of Level 3 (9)	(233)	(77)	—	(5)	(5)
Balance, end of period	$1,645	$1,274	$—	$—	$122
Nine Months Ended September 30, 2017
Balance, beginning of period	$2,391	$1,711	$17	$—	$137
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(2)	22	—	—	—
Total realized/unrealized gains (losses) included in AOCI	179	43	—	—	2
Purchases (8)	235	186	—	—	4
Sales (8)	(231)	(467)	(1)	—	(13)
Issuances (8)	—	—	—	—	—
Settlements (8)	—	—	—	—	—
Transfers into Level 3 (9)	180	—	3	—	—
Transfers out of Level 3 (9)	(153)	(83)	(10)	—	—
Balance, end of period	$2,599	$1,412	$9	$—	$130
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$(1)	$14	$—	$—	$(4)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$1	$19	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Joint Ventures (2)	Other Limited Partnership Interests (2)	Short-term Investments	Net Derivatives (3)	Net Embedded Derivatives (4)	Separate Account Assets (5)
	(In millions)
Nine Months Ended September 30, 2018
Balance, beginning of period	$22	$28	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	(1)	2	—	(12)	660	—
Total realized/unrealized gains (losses) included in AOCI	—	(1)	—	—	—	—
Purchases (8)	—	—	—	3	—	1
Sales (8)	(6)	(4)	(14)	—	—	(1)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	—	(435)	(1)
Transfers into Level 3 (9)	—	—	—	—	—	—
Transfers out of Level 3 (9)	—	—	—	—	—	—
Balance, end of period	$15	$25	$—	$(288)	$(1,435)	$4
Nine Months Ended September 30, 2017
Balance, beginning of period	$—	$—	$2	$(954)	$(2,383)	$10
Total realized/unrealized gains (losses) included in net income (loss) (6) (7)	—	—	—	100	883	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (8)	—	—	—	4	—	2
Sales (8)	—	—	—	—	—	(3)
Issuances (8)	—	—	—	—	—	—
Settlements (8)	—	—	—	444	(210)	—
Transfers into Level 3 (9)	—	—	—	—	—	1
Transfers out of Level 3 (9)	—	—	(1)	—	—	(4)
Balance, end of period	$—	$—	$1	$(406)	$(1,710)	$6
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (10)	$(1)	$2	$—	$(12)	$867	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2017 (10)	$—	$—	$—	$98	$1,002	$—
_________________

(1)	Comprised of U.S. and foreign corporate securities.

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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

	September 30, 2018	December 31, 2017
	(In millions)
Assets (1)
Unpaid principal balance	$59	$70
Difference between estimated fair value and unpaid principal balance	34	45
Carrying value at estimated fair value	$93	$115
Liabilities (1)
Contractual principal balance	$3	$10
Difference between estimated fair value and contractual principal balance	—	1
Carrying value at estimated fair value	$3	$11
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$12,940	$—	$—	$12,914	$12,914
Policy loans	$1,443	$—	$685	$922	$1,607
Other invested assets	$77	$—	$64	$13	$77
Premiums, reinsurance and other receivables	$1,636	$—	$60	$1,719	$1,779
Liabilities
Policyholder account balances	$16,026	$—	$—	$14,871	$14,871
Long-term debt	$3,963	$—	$2,992	$600	$3,592
Other liabilities	$515	$—	$304	$211	$515
Separate account liabilities	$1,227	$—	$1,227	$—	$1,227

	December 31, 2017
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$10,627	$—	$—	$10,871	$10,871
Policy loans	$1,523	$—	$781	$959	$1,740
Real estate joint ventures (1)	$5	$—	$—	$22	$22
Other limited partnership interests (1)	$36	$—	$—	$28	$28
Other invested assets (2)	$71	$—	$71	$—	$71
Premiums, reinsurance and other receivables	$1,758	$—	$128	$1,985	$2,113
Liabilities
Policyholder account balances	$15,791	$—	$—	$15,927	$15,927
Long-term debt	$3,601	$—	$3,039	$600	$3,639
Other liabilities	$314	$—	$100	$214	$314
Separate account liabilities	$1,210	$—	$1,210	$—	$1,210
_________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at estimated fair value.

(2)	The Company reclassified FHLB stock in the prior period from equity securities to other invested assets.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Long-term Debt
Junior Subordinated Debentures
On September 12, 2018, Brighthouse Financial, Inc. issued $375 million of junior subordinated debentures (the “debentures”) due September 2058, which bear interest at a fixed rate of 6.250%, payable quarterly, subject to Brighthouse Financial, Inc.’s right to defer interest payments in accordance with the terms of the debentures. The debentures are unsecured obligations and are subordinate and junior in right of payment to Brighthouse Financial, Inc.’s senior indebtedness.
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021. At September 30, 2018, there were no drawdowns under the Repurchase Facility.
8. Equity
Common Stock Repurchase Program
On August 5, 2018, Brighthouse Financial, Inc.’s Board of Directors authorized the repurchase of up to $200 million of common stock. Repurchases made under such authorization may be made through open market purchases, pursuant to 10b5-1 plans, or pursuant to accelerated stock repurchase plans from time to time at management's discretion in accordance with applicable federal securities laws. As of September 30, 2018, the Company repurchased 982,057 shares of its common stock through open market purchases for $42 million.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan. The Company also granted restricted stock units to certain employees and non-employee directors on September 8, 2017, shortly following the Separation (the “Founders’ Grant”). The employee stock incentive plan and the non-employee director stock compensation plan were each approved at the Brighthouse Financial, Inc. annual meeting of stockholders held on May 23, 2018. The aggregate number of authorized shares available for issuance at September 30, 2018 under the Company’s various share-based compensation plans was 7,330,377.
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
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In millions)
Restricted stock units, Founders’ Grant	$21	$31
Restricted stock units	$3	$4
Stock options	$—	$1
Performance share units	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

The share-based compensation cost for the Founders’ Grant was fully recognized at September 30, 2018. Unrecognized share-based compensation for other grants related to restricted stock units, stock options and performance share units was $16 million at September 30, 2018 with a weighted average recognition period of six quarters.
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
For awards granted for performance periods in progress through September 30, 2018, the vested PSUs will be multiplied by a performance factor of 0% to 150%. Assuming the Company has met certain threshold performance goals, the Compensation Committee of Brighthouse Financial, Inc.’s Board of Directors will determine the performance factor in its discretion. The Company estimates the fair value of performance shares semi-annually until they become payable.
The following table presents a summary of PSU and RSU activity:

	Restricted		Performance
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	—	$—	—	$—
Granted	995,861	$48.06	73,849	$48.10
Forfeited	15,007	$48.10	—	$—
Paid	—	$—	—	$—
Outstanding at September 30, 2018	980,854	$48.05	73,849	$48.10
Vested at September 30, 2018	648,561	$48.10	—	$—
Stock Options
Stock options represent the contingent right of award holders to purchase shares of Brighthouse Financial, Inc. common stock at a stated price for a limited time. All stock options have an exercise price equal to the closing price of a share on the date of grant and have a maximum term of ten years. Certain stock options granted are exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date, while others are exercisable entirely on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. In May 2018, the Company granted 242,560 options at a weighted average exercise price of $53.47 for aggregate intrinsic value of $0. No stock options were exercised, expired or forfeited during the period ended September 30, 2018.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

The following table presents the weighted average assumptions used to determine the grant-date fair value of stock options that Brighthouse Financial, Inc. has granted:

September 30, 2018
Risk-free rate of return	2.93%
Expected volatility	25.00%
Expected option life, years	5.80
Weighted average exercise price of stock options granted	$53.47
Weighted average fair value of stock options granted	$12.54
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, June 30, 2018	$690	$168	$(19)	$(24)	$815
OCI before reclassifications	(310)	(7)	(7)	—	(324)
Deferred income tax benefit (expense)	66	1	1	—	68
AOCI before reclassifications, net of income tax	446	162	(25)	(24)	559
Amounts reclassified from AOCI	38	(47)	—	—	(9)
Deferred income tax benefit (expense)	(8)	10	—	—	2
Amounts reclassified from AOCI, net of income tax	30	(37)	—	—	(7)
Balance, September 30, 2018	$476	$125	$(25)	$(24)	$552

	Three Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, June 30, 2017	$1,721	$223	$(33)	$(17)	$1,894
OCI before reclassifications	(844)	(52)	9	—	(887)
Deferred income tax benefit (expense)	302	18	(2)	(1)	317
AOCI before reclassifications, net of income tax	1,179	189	(26)	(18)	1,324
Amounts reclassified from AOCI	(26)	(1)	—	—	(27)
Deferred income tax benefit (expense)	9	2	—	—	11
Amounts reclassified from AOCI, net of income tax	(17)	1	—	—	(16)
Balance, September 30, 2017	$1,162	$190	$(26)	$(18)	$1,308

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle and other, net of income tax (see Note 1)	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,448)	28	(1)	3	(1,418)
Deferred income tax benefit (expense)	325	(6)	—	(1)	318
AOCI before reclassifications, net of income tax	370	176	(25)	(24)	497
Amounts reclassified from AOCI	138	(65)	—	—	73
Deferred income tax benefit (expense)	(32)	14	—	—	(18)
Amounts reclassified from AOCI, net of income tax	106	(51)	—	—	55
Balance, September 30, 2018	$476	$125	$(25)	$(24)	$552

	Nine Months Ended September 30, 2017
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2016	$1,044	$268	$(31)	$(16)	$1,265
OCI before reclassifications	118	(104)	5	(14)	5
Deferred income tax benefit (expense)	(41)	36	—	12	7
AOCI before reclassifications, net of income tax	1,121	200	(26)	(18)	1,277
Amounts reclassified from AOCI	64	(17)	—	—	47
Deferred income tax benefit (expense)	(23)	7	—	—	(16)
Amounts reclassified from AOCI, net of income tax	41	(10)	—	—	31
Balance, September 30, 2017	$1,162	$190	$(26)	$(18)	$1,308
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(36)	$24	$(137)	$(22)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	1	2	Net investment income
Net unrealized investment gains (losses)	(2)	2	(2)	(44)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(38)	26	(138)	(64)
Income tax (expense) benefit	8	(9)	32	23
Net unrealized investment gains (losses), net of income tax	(30)	17	(106)	(41)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	15	—	31	—	Net derivative gains (losses)
Interest rate swaps	—	—	2	2	Net investment income
Interest rate forwards	31	—	31	2	Net derivative gains (losses)
Interest rate forwards	1	1	2	2	Net investment income
Foreign currency swaps	—	—	(1)	11	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	47	1	65	17
Income tax (expense) benefit	(10)	(2)	(14)	(7)
Gains (losses) on cash flow hedges, net of income tax	37	(1)	51	10
Total reclassifications, net of income tax	$7	$16	$(55)	$(31)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

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
Other revenues consisted primarily of 12b-1 fees of $91 million and $275 million for the three months and nine months ended September 30, 2018, respectively, and $94 million and $263 million for the three months and nine months ended September 30, 2017, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Compensation	$99	$84	$252	$213
Commissions	221	212	650	602
Volume-related costs	104	112	318	375
Expenses on ceded and assumed reinsurance with former affiliates	5	4	12	30
Capitalization of DAC	(83)	(72)	(235)	(187)
Interest expense on debt	40	34	113	116
Premium taxes, licenses and fees	12	16	55	49
Professional services	112	76	320	164
Rent and related expenses	4	2	10	10
Other	151	143	479	417
Total other expenses	$665	$611	$1,974	$1,789
Related Party Expenses
Commissions and capitalization of DAC include the impact of related party reinsurance transactions. See Note 12 for a discussion of related party expenses included in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

10. Earnings Per Common Share
The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(271)	$(943)	$(577)	$(1,046)
Weighted average common shares outstanding:
Basic	119,657,443	119,773,106	119,734,128	119,773,106
Earnings per common share:
Basic	$(2.26)	$(7.87)	$(4.82)	$(8.73)
Basic loss per common share equaled diluted loss per common share for the three months and nine months ended September 30, 2018. The diluted shares were not utilized in the per share calculation, as the inclusion of such shares would have an antidilutive effect.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2018.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued, if any, for these matters to be $0 to $10 million.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
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
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities, mutual funds or other products. The Company vigorously defends against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. In September 2018, plaintiff dismissed Brighthouse Financial, Inc. from the action without prejudice.
Summary
Various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations, it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $422 million and $388 million at September 30, 2018 and December 31, 2017, respectively.
Commitments to Fund Partnership Investments and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)

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
The Company’s recorded liabilities were $2 million at both September 30, 2018 and December 31, 2017 for indemnities, guarantees and commitments.
12. Related Party Transactions
The Company had not historically operated as a standalone business prior to the Separation, and as a result had various existing arrangements with MetLife for services necessary to conduct its activities. Subsequent to the Separation, certain of such services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. All of the MetLife transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 for information regarding the MetLife Divestiture.
The following table summarizes income and expense from transactions with MetLife for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Income	$—	$(96)	$(182)	$(496)
Expense	$—	$108	$133	$288
The following table summarizes assets and liabilities from transactions with MetLife at:

	September 30, 2018	December 31, 2017
	(In millions)
Assets	$—	$2,907
Liabilities	$—	$2,178

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Related Party Transactions (continued)

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
The Company has reinsurance agreements with certain MetLife subsidiaries, including MLIC, Metropolitan Tower Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of reinsurance with former MetLife affiliates included on the interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$—	$1	$6	$9
Reinsurance ceded	—	(106)	(201)	(423)
Net premiums	$—	$(105)	$(195)	$(414)
Universal life and investment-type product policy fees
Reinsurance assumed	$—	$31	$45	$77
Reinsurance ceded	—	1	1	(16)
Net universal life and investment-type product policy fees	$—	$32	$46	$61
Other revenues
Reinsurance assumed	$—	$—	$—	$27
Reinsurance ceded	—	—	18	39
Net other revenues	$—	$—	$18	$66
Policyholder benefits and claims
Reinsurance assumed	$—	$9	$8	$21
Reinsurance ceded	—	(89)	(177)	(318)
Net policyholder benefits and claims	$—	$(80)	$(169)	$(297)
Information regarding the significant effects of reinsurance with former MetLife affiliates included on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2018		December 31, 2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$—	$18	$3,410
Liabilities
Other policy-related balances	$—	$—	$1,674	$—
Other liabilities	$—	$—	$30	$401

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Related Party Transactions (continued)

The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreements contain embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $2 million at September 30, 2018 and December 31, 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were $0 and less than ($1) million for the three months and nine months ended September 30, 2018, respectively, and ($1) million and ($264) million for the three months and nine months ended September 30, 2017, respectively.
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
In January 2017, the Company executed a novation and assignment of a reinsurance agreements under which MLIC reinsured certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”). As a result of the novation and assignment, the reinsurance agreement is now between Brighthouse Life Insurance Company and BHNY and NELICO. The transaction is treated as a termination of the existing reinsurance agreement with recognition of a loss and a new reinsurance agreement with no recognition of a gain or loss. The transaction resulted in an increase in other liabilities of $274 million. The Company recognized a loss of $178 million, net of income tax, as a result of this transaction.
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
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. The Company recognized interest expense for such arrangements of $0 and $55 million for the three months and nine months ended September 30, 2017, respectively. These arrangements were terminated in April 2017.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 4 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for these services through a transition services agreement and allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred with MetLife prior to the MetLife Divestiture under these arrangements, that were considered related party expenses, were $0 and $186 million for the three months and nine months ended September 30, 2018, respectively, and $101 million and $296 million for the three months and nine months ended September 30, 2017, respectively, and were recorded in other expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, “Brighthouse,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. Brighthouse Financial, Inc. was formerly a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2018 (the “2017 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2018; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (the “Second Quarter Form 10-Q”) filed with the SEC on August 7, 2018; and (v) our current reports on Form 8-K filed in 2018.
The term “Separation” refers to the separation of MetLife’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, Brighthouse Financial, Inc., to hold the assets (including the equity interests of certain former MetLife subsidiaries) and liabilities associated with MetLife’s former Brighthouse Financial segment from and after the Distribution; the term “Distribution” refers to the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of Brighthouse Financial, Inc. common stock outstanding immediately prior to the Distribution date by MetLife, Inc. to shareholders of MetLife, Inc. as of the record date for the Distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of Brighthouse Financial, Inc. common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates.
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

Certain amounts presented in prior periods within the foregoing discussions of our financial results have been reclassified to conform with the current year presentation.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” and “Business — Segments and Corporate & Other” included in the 2017 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
The table below presents a summary of our net income (loss) available to shareholders and adjusted earnings. For a detailed discussion of our results see “— Results of Operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$(370)	$(124)	$(803)	$(393)
Less: Provision for income tax expense (benefit)	(99)	819	(226)	653
Net income (loss) available to shareholders	$(271)	$(943)	$(577)	$(1,046)

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	$312	$504	$819	$1,322
Less: Provision for income tax expense (benefit)	42	1,180	113	1,394
Adjusted earnings	$270	$(676)	$706	$(72)
For the three months ended September 30, 2018, we had a net loss available to shareholders of $271 million and adjusted earnings of $270 million, compared to a net loss available to shareholders of $943 million and adjusted earnings of ($676) million for the three months ended September 30, 2017. The net loss available to shareholders for the three months ended September 30, 2018 was driven primarily by net derivative losses resulting from changes in connection with the annual actuarial review in our variable annuity business, as well as market impacts on our structured annuities, embedded derivatives and freestanding interest rate derivatives. The net loss available to shareholders for the three months ended September 30, 2017 resulted from a non-cash tax charge in connection with the Separation. For the nine months ended September 30, 2018, we had a net loss available to shareholders of $577 million and adjusted earnings of $706 million, compared to a net loss available to shareholders of $1.0 billion and adjusted earnings of ($72) million for the nine months ended September 30, 2017. The net loss available to shareholders for the nine months ended September 30, 2018 was driven primarily by net derivative losses resulting from changes in connection with the annual actuarial review in our variable annuity business as well as market impacts on our structured annuities, embedded derivatives and freestanding interest rate derivatives. The net loss available to shareholders for the nine months ended September 30, 2017 resulted primarily from a non-cash tax charge in connection with the Separation combined with equity hedge losses in our variable annuity exposure management program from higher equity markets.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2018.
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
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2017 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q and the Second Quarter Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends”, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
Variable Annuity Capital Reform
We currently support our variable annuity contracts with assets which are $2.0 billion to $3.0 billion in excess of the amount of assets required under CTE95 (defined as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst five percent of 1,000 capital market scenarios over the life of the contracts (“CTE95”)); see “Business — Risk Management Strategies — Variable Annuity Statutory Reserving Requirements and Exposure Management” in our 2017 Annual Report. At September 30, 2018, we had in excess of $600 million of assets above CTE98 (defined as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst two percent of 1,000 capital market scenarios over the life of the contracts (“CTE98”)) to support our variable annuity contracts.
On August 7, 2018, the National Association of Insurance Commissioners (the “NAIC”) approved the framework for variable annuity reserve and capital reform, which includes modifications to the calculation of risk-based capital (“RBC”). Various NAIC committees will now begin the process of clarifying certain implementation guidelines. The effective date of the reform is January 1, 2020. For capital management purposes and our CTE95 and CTE98 calculations, we have incorporated the new framework, including the equity and interest rate scenarios and behavioral assumptions, in our 2018 annual actuarial review process in the third quarter of 2018. We expect to continue to support our variable annuity contracts with assets which are $2.0 billion to $3.0 billion in excess of the amount of assets required under CTE95, which we expect will be above CTE98. For statutory reporting purposes, we will incorporate the new framework when permitted, which is expected to be either in 2019 through early adoption or by the effective date in 2020. It is not possible at this time to predict the extent to which the new framework would impact the effectiveness and design of our risk mitigation and hedging programs, and our historical estimates of the sensitivity of our variable annuity cash flows to capital market changes do not reflect the impact of variable annuity capital reform or the reduction in the federal corporate income tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments — NAIC” in the Second Quarter 10-Q.

Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”).
The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on August 15, 2018 issued a final accounting standards update (“ASU”) effective January 1, 2021. The ASU will result in significant changes to the accounting for long-duration insurance contracts, including a requirement for all guarantees associated with our variable annuity business to be measured at fair value. The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The ASU could result in a material adverse effect on our stockholders’ equity and results of operations, including our net income.
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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding (i) the impact of market volatility, which could distort trends, and (ii) businesses that have been or will be sold or exited by us, referred to as divested businesses.

The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

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
The tax impact of the adjustments mentioned is calculated net of the U.S. statutory tax rate, which could differ from our effective tax rate.
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
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Adjusted Net Investment Income
We present adjusted net investment income, which is not calculated in accordance with GAAP. We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents net investment income including investment hedge adjustments and excluding the incremental net investment income of consolidated securitization entities (“CSEs”). For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, please see footnote 3 to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
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

•
Allocated equity is the portion of common stockholders’ equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.

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

Results of Operations
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an annual actuarial review (“AAR”). As a result of the 2017 AAR related to our variable annuity business, we made certain changes to policyholder behavior, harmonized models and assumptions between GAAP and statutory and reflected Brighthouse specific variables after the completion of the Separation from our former parent.
The 2018 AAR for our variable annuity business reflected the alignment to the statutory variable annuity capital reform framework. See “— Industry Trends — Variable Annuity Capital Reform.” These changes included lower lapse and utilization assumptions, consistent with updated Brighthouse policyholder experience and industry participants, as well as updates to the equity market scenario generator as reflected in the framework. We also updated the tax rate to reflect the statutory rate change due to the Tax Act. In our life business, we updated assumptions related to market returns, policyholder behavior and expenses.
The following table presents the impact on pre-tax adjusted earnings and net income (loss) before provision for income tax from the AAR’s for the nine months ended September 30, 2018 and 2017. The impact related to guaranteed minimum living benefits (“GMLBs”) is included in net income (loss), but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Nine Months Ended September 30,
	2018	2017
	(In millions)
GMLBs	$(226)	$(329)
Included in pre-tax adjusted earnings:
Other annuity business	195	218
Life business	15	(28)
Run-off	(24)	43
Total included in pre-tax adjusted earnings	186	233
Total impact on net income (loss) available to common shareholders	$(40)	$(96)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2018 and 2017
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), which increased 33% and 38% compared to the three and nine months ending September 30, 2017, respectively. In addition, as part of our distribution agreement with Massachusetts Mutual Life Insurance Company (“MassMutual”), we launched a new fixed index annuity product in the second half of 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Revenues
Premiums	$225	$236	$677	$630
Universal life and investment-type product policy fees	972	1,025	2,936	2,935
Net investment income	853	761	2,476	2,309
Other revenues	105	93	308	329
Net investment gains (losses)	(42)	21	(121)	(34)
Net derivative gains (losses)	(691)	(164)	(1,337)	(1,207)
Total revenues	1,422	1,972	4,939	4,962
Expenses
Policyholder benefits and claims	822	1,083	2,373	2,732
Interest credited to policyholder account balances	273	279	809	838
Capitalization of DAC	(83)	(72)	(235)	(187)
Amortization of DAC and VOBA	30	123	581	(4)
Interest expense on debt	43	34	113	116
Other expenses	705	649	2,096	1,860
Total expenses	1,790	2,096	5,737	5,355
Income (loss) before provision for income tax	(368)	(124)	(798)	(393)
Provision for income tax expense (benefit)	(99)	819	(226)	653
Net income (loss)	(269)	(943)	(572)	(1,046)
Less: Net income (loss) attributable to noncontrolling interests	2	—	5	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(271)	$(943)	$(577)	$(1,046)

The table below shows the components of net income (loss) available to shareholders, in addition to pre-tax adjusted earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
GMLB Riders	$(585)	$(641)	$(1,008)	$(1,507)
Other derivative instruments	(60)	(30)	(539)	(137)
Net investment gains (losses)	(42)	21	(121)	(34)
Other adjustments	5	22	46	(37)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	312	504	819	1,322
Net income (loss) available to shareholders before provision for income tax	(370)	(124)	(803)	(393)
Provision for income tax expense (benefit)	(99)	819	(226)	653
Net income (loss) available to shareholders	$(271)	$(943)	$(577)	$(1,046)
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Overview. We had a higher pre-tax net loss in the current period of $246 million, driven primarily by a decline in pre-tax adjusted earnings, as well as unfavorable changes in net investment gains (losses) and other derivative instruments. These changes were partially offset by favorable changes in GMLB Riders. Our net loss was lower by $672 million primarily due to a non-cash tax charge in connection with the Separation recognized in the prior period.
GMLB Riders. Results from GMLB Riders reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs, and guaranteed minimum accumulation benefits (“GMABs”); (ii) changes in the fair value of the hedges and reinsurance of GMLB liabilities; (iii) the fees earned from GMLB liabilities; and (iv) the related DAC and VOBA amortization offsets to certain of the preceding components (collectively, “GMLB Riders”).
GMLB Riders had a favorable impact on comparative results of $56 million as favorable changes from the hedging program and DAC offsets were partially offset by unfavorable changes in the GMLB liabilities. For a detailed discussion of GMLB Riders, see “— GMLB Riders — Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017.”
Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in GMLB Riders, for which changes in fair value are recognized in net derivative gains (losses). Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $30 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $30 million, primarily due to the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Embedded derivatives were largely unchanged compared to the prior period.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $63 million, primarily due to current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions.
Other Adjustments. Other adjustments to determine adjusted earnings had an unfavorable impact on comparative results of $17 million, primarily due to lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our Run-off segment.
Pre-tax Adjusted Earnings. Pre-tax adjusted earnings, less net income attributable to noncontrolling interests, decreased $192 million (increased $946 million, net of income tax) for the three months ended September 30, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2018 was $99 million, or 27% of net income (loss) available to shareholders before provision for income tax, compared to income tax expense of $819 million, for the three months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits. The inclusion of the non-cash tax charge in connection with the Separation recognized in the prior period resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. We had a higher pre-tax loss in the current period of $410 million, driven primarily by (i) a decline in pre-tax adjusted earnings, (ii) net unfavorable changes in other derivative instruments and (iii) unfavorable net investment losses. These changes were partially offset by net favorable changes in GMLB Riders and favorable changes related to market value adjustments for participating products. Our net loss was lower by $469 million, primarily due to a non-cash tax charge in connection with the Separation recognized in the prior period.
GMLB Riders. GMLB Riders had a favorable impact on comparative results of $499 million as favorable changes from the hedging program were partially offset by unfavorable changes in the GMLB Riders liabilities as well as the DAC offsets. For a detailed discussion of GMLB Riders see “— GMLB Riders — Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017.”
Other Derivative Instruments. Changes in the fair value of other derivative instruments had an unfavorable impact on comparative results of $402 million.
Freestanding Derivatives. Changes in the fair value of freestanding derivatives had an unfavorable impact on comparative results of $597 million, primarily due to the impact of changes in interest rates on the fair value of our interest rate swaps.
Embedded Derivatives. Changes in the fair value of embedded derivatives had a favorable impact on comparative results of $195 million, primarily due to unfavorable mark-to-market adjustments in the prior period on our Shield Annuities liabilities from an increase in underlying equity index levels. In connection with the transition to our new variable annuity hedging program, changes in the fair value of the Shield Annuities liabilities are included in the hedging program component of GMLB Riders beginning in the third quarter of 2017 on a prospective basis.
Net Investment Gains (Losses). Net investment gains (losses) had an unfavorable impact on comparative results of $87 million, primarily due to higher current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions and higher current period net losses on commercial mortgage loans. These unfavorable impacts were partially offset by higher current period net gains on real estate joint ventures and prior period net losses on disposals of other limited partnership interests.
Other Adjustments. Other adjustments to determine adjusted earnings had a favorable impact on comparative results of $83 million, primarily due to lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in our Run-off segment.
Pre-tax Adjusted Earnings. Pre-tax adjusted earnings, less net income attributable to noncontrolling interests, decreased $503 million (increased $778 million, net of income tax) for the nine months ended September 30, 2018, compared to the prior period. Adjusted earnings are discussed in greater detail below.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2018 was $226 million, or 28% of net income (loss) available to shareholders before provision for income tax, compared to income tax expense of $653 million for the nine months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions and utilization of tax credits. The inclusion of the non-cash tax charge in connection with the Separation recognized in the prior period resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
Three Months Ended September 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(196)	$46	$(51)	$(70)	$(271)
Add: Provision for income tax expense (benefit)	62	18	(125)	(54)	(99)
Net income (loss) available to shareholders before provision for income tax	(134)	64	(176)	(124)	(370)
Less: GMLB Riders	(585)	—	—	—	(585)
Less: Other derivative instruments	12	5	(77)	—	(60)
Less: Net investment gains (losses)	(48)	(18)	28	(4)	(42)
Less: Other adjustments	—	(1)	7	(1)	5
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	487	78	(134)	(119)	312
Less: Provision for income tax expense (benefit)	86	17	(29)	(32)	42
Adjusted earnings	$401	$61	$(105)	$(87)	$270
Three Months Ended September 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(64)	$1	$88	$(968)	$(943)
Add: Provision for income tax expense (benefit)	(94)	(14)	40	887	819
Net income (loss) available to shareholders before provision for income tax	(158)	(13)	128	(81)	(124)
Less: GMLB Riders	(641)	—	—	—	(641)
Less: Other derivative instruments	(13)	(9)	(2)	(6)	(30)
Less: Net investment gains (losses)	12	4	12	(7)	21
Less: Other adjustments	(4)	—	(1)	27	22
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	488	(8)	119	(95)	504
Less: Provision for income tax expense (benefit)	133	(14)	36	1,025	1,180
Adjusted earnings	$355	$6	$83	$(1,120)	$(676)

Nine Months Ended September 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(245)	$132	$(309)	$(155)	$(577)
Add: Provision for income tax expense (benefit)	146	53	(241)	(184)	(226)
Net income (loss) available to shareholders before provision for income tax	(99)	185	(550)	(339)	(803)
Less: GMLB Riders	(1,008)	—	—	—	(1,008)
Less: Other derivative instruments	26	(8)	(556)	(1)	(539)
Less: Net investment gains (losses)	(144)	(11)	40	(6)	(121)
Less: Other adjustments	2	(1)	45	—	46
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,025	205	(79)	(332)	819
Less: Provision for income tax expense (benefit)	177	41	(18)	(87)	113
Adjusted earnings	$848	$164	$(61)	$(245)	$706
Nine Months Ended September 30, 2017

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(329)	$4	$162	$(883)	$(1,046)
Add: Provision for income tax expense (benefit)	(310)	(12)	76	899	653
Net income (loss) available to shareholders before provision for income tax	(639)	(8)	238	16	(393)
Less: GMLB Riders	(1,507)	—	—	—	(1,507)
Less: Other derivative instruments	(227)	(3)	(21)	114	(137)
Less: Net investment gains (losses)	3	(5)	1	(33)	(34)
Less: Other adjustments	(19)	—	(14)	(4)	(37)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,111	—	272	(61)	1,322
Less: Provision for income tax expense (benefit)	302	(11)	88	1,015	1,394
Adjusted earnings	$809	$11	$184	$(1,076)	$(72)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2018 and 2017 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$1,014	$1,050	$3,040	$3,052
Net investment spread	363	299	1,037	984
Insurance-related activities	(349)	(292)	(899)	(739)
Amortization of DAC and VOBA	(53)	86	(380)	(189)
Other expenses, net of DAC capitalization	(661)	(639)	(1,974)	(1,786)
Less: Net income (loss) attributable to noncontrolling interests	2	—	5	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	312	504	819	1,322
Provision for income tax expense (benefit)	42	1,180	113	1,394
Adjusted earnings	$270	$(676)	$706	$(72)
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Overview. Adjusted earnings increased $946 million, due to lower income tax expenses and higher net investment spread. These increases were partially offset by (i) higher amortization of DAC and VOBA, (ii) higher costs from insurance-related activities and (iii) lower fee income.
Fee Income. Fee income decreased $36 million, primarily due to the unfavorable impacts from the AAR in our Life and Run-off segments, partially offset by the favorable impact of lower ceded fees in our Run-off segment.
Net Investment Spread. Net investment spread increased $64 million, primarily due to (i) repositioning a portion of our portfolio into higher yielding assets, (ii) higher interest rates and (iii) an increase in average invested assets resulting from positive net flows in the general account. This increase was partially offset by lower derivatives income driven by the termination of interest rate swaps.
Insurance-Related Activities. Net costs from insurance-related activities increased $57 million, primarily due to net unfavorable impacts from the recapture of reinsurance agreements in our Run-off and Life segments, as well as net unfavorable underwriting in our universal life with secondary guarantees (“ULSG”) business. These unfavorable impacts were partially offset by lower reserves in our Annuity segment resulting from the AAR.
Amortization of DAC and VOBA. Amortization of DAC and VOBA had an unfavorable impact on comparative results of $139 million as higher amortization in our Annuities segment was partially offset by lower amortization in our Life segment, both of which resulted from the AAR.
Other Expenses, Net of DAC Capitalization. Expenses increased $22 million, as higher expenses in Corporate & Other and our Annuities segment were partially offset by lower expenses in our Run-off segment.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2018 was $42 million, or 13% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, compared to $1.2 billion for the three months ended September 30, 2017. In 2018, our effective tax rate reflects the impact of the Tax Act, which lowered the U.S. statutory rate however reduced the tax benefit for the dividend received deductions. In the prior period, we recognized a $1.1 billion non-cash tax charge in connection with the Separation. We also recognized a tax benefit in the prior period of $39 million related to the dividend received deductions and tax credits, as well as a downward adjustment of reserves by $19 million. These adjustments resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Adjusted earnings increased $778 million, primarily due to lower income tax expenses and higher net investment spread. These favorable items were partially offset by (i) higher amortization of DAC and VOBA, (ii) higher expenses and (iii) higher costs from insurance-related activities.
Fee Income. Fee income was lower by $12 million, primarily due to decreases in our Annuities segment. Net decreases in our Life segment were mostly offset by increases in our Run-off segment and Corporate & Other.

Net Investment Spread. Net investment spread increased $53 million, primarily from the repositioning of the investment portfolio into higher yielding assets and higher average invested assets resulting from positive net flows in the general account. These increases were partially offset by lower derivatives income driven by the termination of interest rate swaps.
Insurance-Related Activities. Net costs from insurance-related activities increased $160 million, as increases in our Run-off segment were partially offset by decreased net costs in our Annuities and Life segments.
Amortization of DAC and VOBA. Amortization of DAC and VOBA had an unfavorable impact on comparative results of $191 million as higher amortization in our Annuities segment was partially offset by lower amortization in our Life segment, both of which resulted from the AAR.
Other Expenses, Net of DAC Capitalization. Expenses increased $188 million, as higher expenses in Corporate & Other and our Annuities segment were partially offset by lower expenses in our Run-off segment.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2018 was $113 million, or 14% of pre-tax adjusted earnings, less net income attributable to noncontrolling interests, compared to $1.4 billion for the nine months ended September 30, 2017. In 2018, our effective tax rate reflects the impact of the Tax Act, which lowered the U.S. statutory rate however reduced the tax benefit for the dividend received deductions. In the prior period, we recognized a $1.1 billion non-cash tax charge in connection with the Separation. We also recognized a tax benefit in the prior period of $117 million related to the dividend received deductions and tax credits, as well as a downward adjustment of reserves by $17 million. These adjustments resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.

Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2018 and 2017 — Adjusted Earnings
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$715	$719	$2,166	$2,178
Net investment spread	204	114	565	363
Insurance-related activities	17	(174)	(157)	(309)
Amortization of DAC and VOBA	(40)	228	(307)	22
Other expenses, net of DAC capitalization	(409)	(399)	(1,242)	(1,143)
Pre-tax adjusted earnings	487	488	1,025	1,111
Provision for income tax expense (benefit)	86	133	177	302
Adjusted earnings	$401	$355	$848	$809
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, market movements, withdrawals, surrenders, benefit payments, policy charges and transfers. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances decreased for the three months and nine months ended September 30, 2018 driven by negative net flows and policy charges, partially offset by increases from equity market performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Balance, beginning of period	$104,649	$107,603	$109,888	$104,855
Deposits	340	272	994	964
Withdrawals, surrenders and contract benefits	(2,596)	(2,221)	(7,863)	(7,096)
Net flows	(2,256)	(1,949)	(6,869)	(6,132)
Investment performance	2,908	3,833	3,700	12,035
Policy charges	(667)	(682)	(1,971)	(1,986)
Net transfers from (to) general account	(59)	(76)	(173)	(43)
Balance, end of period	$104,575	$108,729	$104,575	$108,729

Average balance	$105,208	$108,121	$106,869	$106,918
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Overview. Adjusted earnings increased $46 million, primarily driven by (i) lower net costs from insurance-related activities, (ii) higher net investment spread and (iii) lower income tax expense. These favorable items were partially offset by higher amortization of DAC and VOBA.
Fee Income. Fee income decreased slightly due to lower asset-based fees, consistent with the decrease in average separate account balances, largely offset by the impact from an unfavorable AAR adjustment to unearned revenue in the prior period.
Net Investment Spread. Net investment spread increased $90 million, primarily driven by (i) the net impact from the Portfolio Realignment, (ii) the repositioning of a portion of our portfolio into higher yielding assets, (iii) higher income on other limited partnership interests as a result of equity market performance and (iv) higher average invested assets resulting from positive net flows in the general account.

Insurance-Related Activities. Net costs from insurance-related activities decreased $191 million, primarily due to a $258 million favorable change from lower GMDB costs driven by a decrease in liability balances resulting from the AAR. This decrease was partially offset by $68 million from a less favorable adjustment to deferred sales inducements from the AAR in the current period than in the prior period.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization had an unfavorable impact on comparative results of $268 million, primarily due to less favorable changes from the AAR in the current period than the prior period.
Other Expenses, Net of DAC Capitalization. Expenses increased $10 million, primarily due to a favorable adjustment recognized in the prior period related to the reallocation of corporate branding costs to Corporate & Other as well as higher operating costs as a result of being a stand-alone company.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2018 was $86 million, or 18% of pre-tax adjusted earnings, compared to $133 million, or 27% of pre-tax adjusted earnings, for the three months ended September 30, 2017. Our effective tax rates in both periods differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Adjusted earnings increased $39 million, primarily due to higher net investment spread and lower costs of insurance-related activities, partially offset by higher amortization of DAC and VOBA and higher expenses.
Fee Income. Fee income decreased $12 million, primarily due to a favorable adjustment recognized in the prior period related to the recapture of certain ceded and assumed variable annuity reinsurance agreements as well as lower asset-based fees in the current period resulting from lower average separate account balances. These decreases were partially offset by lower unfavorable impacts from AAR adjustments to unearned revenue in the current period than in the prior period.
Net Investment Spread. Net investment spread increased $202 million, primarily due to higher net investment income driven by (i) the net impact from the Portfolio Realignment, (ii) the repositioning of a portion of our portfolio into higher yielding assets, (iii) higher income on other limited partnership interests as a result of equity market performance and (iv) higher average invested assets resulting from positive net flows in the general account. These increases were partially offset by lower income on derivatives as a result of the termination of certain interest rate swaps.
Insurance-Related Activities. Net costs from insurance-related activities decreased $152 million, primarily due to a $215 million favorable change from lower GMDB costs driven by a decrease in liability balances resulting from the AAR. This decrease was partially offset by a less favorable impact of $75 million from the AAR affecting deferred sales inducements.
Amortization of DAC and VOBA. Higher DAC and VOBA amortization had an unfavorable impact on comparative results of $329 million, primarily due to less favorable changes from the AAR in the current period than the prior period.
Other Expenses, Net of DAC Capitalization. Expenses increased $99 million, primarily due to higher operating costs as a result of being a stand-alone company and an increase in pass-through variable annuity expenses, partially offset by the impact of expenses incurred in the prior period related to reinsurance recapture activity. With respect to the pass-through variable annuity expenses, we had an increase of $79 million driven by Separation related changes to arrangements with third parties impacting the recognition of pass-through investment management and revenue sharing fees, most of which is offset in fee income.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2018 was $177 million, or 17% of pre-tax adjusted earnings, compared to $302 million, or 27% of pre-tax adjusted earnings, for the nine months ended September 30, 2017. Our effective tax rates in both periods differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.

Life
The following table presents the components of adjusted earnings for our Life segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$79	$136	$259	$313
Net investment spread	56	25	154	80
Insurance-related activities	13	25	51	4
Amortization of DAC and VOBA	(8)	(138)	(60)	(190)
Other expenses, net of DAC capitalization	(62)	(56)	(199)	(207)
Pre-tax adjusted earnings	78	(8)	205	—
Provision for income tax expense (benefit)	17	(14)	41	(11)
Adjusted earnings	$61	$6	$164	$11
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Overview. Adjusted earnings increased $55 million, primarily due to lower amortization of DAC and VOBA and higher net investment spread, partially offset by lower fee income.
Fee Income. Fee income decreased $57 million, primarily from changes to assumptions regarding mortality and maintenance expenses in connection with the AAR.
Net Investment Spread. Net investment spread increased $31 million, primarily driven by an increase in income on fixed maturity securities and mortgage loans due to the Portfolio Realignment.
Insurance-Related Activities. Insurance-related activities had an unfavorable impact on comparative results of $12 million, primarily due to net unfavorable underwriting experience as a result of reinsurance recapture activity.
Amortization of DAC and VOBA. Lower amortization of DAC and VOBA had a favorable impact on comparative results of $130 million, primarily from changes in assumptions regarding mortality and maintenance expenses in connection with the AAR.
Other expenses, net of DAC capitalization. Expenses increased $6 million primarily due to a favorable adjustment recognized in the prior period related to the reallocation of corporate branding costs to Corporate & Other.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2018 was $17 million, or 22% of adjusted earnings before provision for income tax, compared to a benefit of $14 million, or 175% of adjusted earnings before provision for income tax, for the three months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Adjusted earnings increased $153 million, primarily due to (i) lower amortization of DAC and VOBA, (ii) higher net investment spread and (iii) favorable changes in insurance-related activities. These increases were partially offset by lower fee income.
Fee Income. Fee income decreased $54 million, primarily from favorable impacts recognized in the prior period related to changes in assumptions regarding mortality and maintenance expenses in connection with the AAR. This decrease was partially offset by lower ceded fees resulting from the recapture of various reinsurance agreements in both 2017 and 2018.
Net Investment Spread. Net investment spread increased $74 million, primarily driven by the Portfolio Realignment, which led to an increase in income on fixed maturity securities and mortgage loans.
Insurance-Related Activities. Insurance-related activities had a favorable impact on comparative results of $47 million, primarily due to the ongoing impacts in the current period from the yearly renewable term reinsurance recapture (the “YRT Recapture”) which occurred in the prior period, partially offset by net unfavorable mortality in the current period.
Amortization of DAC and VOBA. Amortization of DAC and VOBA had a favorable impact on comparative results of $130 million, primarily due to favorable adjustments recognized in the current period, compared to unfavorable adjustments recognized in the prior period, related to changes in assumptions regarding mortality and maintenance expenses in connection with the AAR.
Other expenses, net of DAC capitalization. Expenses decreased $8 million, primarily due to a charge recognized in the prior period for deferred marketing allowances and the exit in the current period of various transition services agreements with MetLife. These decreases were partially offset by the higher costs as a result of being a stand-alone company.
Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2018 was $41 million, or 20% of adjusted earnings before provision for income tax, compared to a benefit of $11 million for the nine months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$214	$199	$616	$571
Net investment spread	87	125	280	382
Insurance-related activities	(389)	(150)	(820)	(467)
Amortization of DAC and VOBA	—	—	—	(6)
Other expenses, net of DAC capitalization	(46)	(55)	(155)	(208)
Pre-tax adjusted earnings	(134)	119	(79)	272
Provision for income tax expense (benefit)	(29)	36	(18)	88
Adjusted earnings	$(105)	$83	$(61)	$184
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Overview. Adjusted earnings decreased $188 million, primarily due to higher net costs from insurance-related activities combined with lower net investment spread, partially offset by lower expenses and higher fee income.
Fee Income. Fee income increased $15 million, primarily due to lower ceded fees as a result of the recapture of various reinsurance agreements in 2017 and 2018. This increase was partially offset by the impact from favorable changes recognized in the prior period related to assumptions regarding mortality and maintenance expenses in connection with the AAR.
Net Investment Spread. Net investment spread decreased $38 million, primarily driven by the Portfolio Realignment and lower income on derivatives from the termination of certain interest rates swaps. These decreases were partially offset by higher income on other limited partnership interests resulting from an improvement in equity market performance.
Insurance-Related Activities. Net costs from insurance-related activities increased $239 million, primarily due to

•	$208 million unfavorable impact to life insurance reserves, mainly from the recapture of reinsurance agreements in the current period; and

•
$46 million net unfavorable change related to assumptions regarding long-term asset growth rates, premium persistency, mortality and maintenance expenses in connection with the AAR; partially offset by

•	$17 million favorable mortality experience driven by lower net benefit costs in the current year.
Other expenses, net of DAC capitalization. Expenses decreased $9 million, primarily due to lower costs related to reinsurance financing arrangements that were terminated in the second quarter of 2017.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2018 was $29 million, or 22% of pre-tax adjusted earnings, compared to income tax expense of $36 million, or 30% of pre-tax adjusted earnings for the three months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Adjusted earnings decreased $245 million primarily due to higher net costs from insurance-related activities and lower net investment spread. These decreases were partially offset by (i) lower expenses, (ii) higher fee income and (iii) lower income taxes.
Fee Income. Fee income increased $45 million, primarily due to lower ceded fees as a result of the recapture of various reinsurance agreements in 2017 and 2018. This increase was partially offset by the impact from a favorable adjustment recognized in the prior period from changes to assumptions regarding mortality and maintenance expenses in connection with the AAR.
Net Investment Spread. Net investment spread decreased $102 million, primarily due to (i) the Portfolio Realignment, (ii) lower income on derivatives from the termination of certain interest rates swaps and (iii) lower income from our securities lending program, resulting from a reduction in program size and lower margins due to the impact of a flatter yield curve. These decreases were partially offset by higher income on other limited partnership interests driven by an improvement in equity market performance.
Insurance-Related Activities. Net costs from insurance-related activities increased $353 million, primarily due to:

•	$164 million unfavorable impact to life insurance reserves, mainly from the recapture of reinsurance treaties in the current period;

•	$132 million unfavorable mortality experience driven by higher net benefit costs in the current year; and

•	$46 million net unfavorable change related to assumptions regarding long-term asset growth rates, premium persistency, mortality and maintenance expenses in connection with the AAR.
Other expenses, net of DAC capitalization. Expenses decreased $53 million, primarily due to (i) lower costs related to reinsurance financing arrangements that were terminated in the second quarter of 2017, (ii) allocation changes between segments and (iii) lower commissions.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2018 was $18 million, or 23% of pre-tax adjusted earnings, compared to an income tax expense of $88 million, or 32% of pre-tax adjusted earnings for the nine months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the impacts of the dividend received deductions.
Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Fee income	$6	$(4)	$(1)	$(10)
Net investment spread	16	35	38	159
Insurance-related activities	10	7	27	33
Amortization of DAC and VOBA	(5)	(4)	(13)	(15)
Other expenses, net of DAC capitalization	(144)	(129)	(378)	(228)
Less: Net income (loss) attributable to noncontrolling interests	2	—	5	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	(119)	(95)	(332)	(61)
Provision for income tax expense (benefit)	(32)	1,025	(87)	1,015
Adjusted earnings	$(87)	$(1,120)	$(245)	$(1,076)
Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Overview. Adjusted earnings increased $1.0 billion, primarily due to a non-cash tax charge in connection with the Separation recognized in the prior period.
Fee Income. Fee income increased $10 million, primarily driven by a benefit in the current period related to Separation-related tax agreements with MetLife which was recognized in other revenue.
Net Investment Spread. Net investment spread decreased $19 million, primarily driven by the Portfolio Realignment.

Other Expenses, Net of DAC Capitalization. Expenses increased $15 million, primarily due to higher establishment costs related to planned technology and branding investments. These increases were partially offset by an additional charge recognized in the prior period from changes in the allocation of branding costs.
Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2018 was $32 million, or 27% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, compared to a income tax expense of $1.0 billion for the three months ended September 30, 2017. In the prior period we recognized a $1.1 billion non-cash tax charge in connection the Separation and an additional tax charge of $8 million related to tax credits, as well as a downward adjustment of reserves by $20 million. These adjustments resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Overview. Adjusted earnings increased $831 million, primarily due to a non-cash tax charge in connection with the Separation recognized in the prior period.
Fee Income. Fee income increased $9 million, primarily driven by a benefit in the current period related to Separation related tax agreements with MetLife which was recognized in other revenue.
Net Investment Spread. Net investment spread decreased $121 million, primarily driven by the Portfolio Realignment combined with lower income on derivatives from the termination of interest rate swaps.
Other Expenses, Net of DAC Capitalization. Expenses increased $150 million, primarily due to higher establishment costs related to planned technology and branding investments, as well as higher interest on debt which was issued in the second quarter of 2017. These increases were partially offset by a charge in the prior period related to the sale of MPCG to MassMutual and lower letter of credit fees.
Income Tax Expense (Benefit). Income tax benefit for the nine months ended September 30, 2018 was $87 million, or 26% of pre-tax adjusted earnings less net income attributable to noncontrolling interests, compared to income tax expense of $1.0 billion for the nine months ended September 30, 2017. Our effective tax rates typically differ from the U.S. statutory rates primarily due to the utilization of tax credits. In the prior period, we recognized a $1.1 billion non-cash tax charge in connection with the Separation and an additional tax charge of $20 million related to tax credits, as well as a downward adjustment of reserves by $17 million. These adjustments resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.

GMLB Riders
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Directly Written Liabilities (1)	$(220)	$146	$92	$407
Assumed Reinsurance Liabilities	—	—	—	1
Total Liabilities	(220)	146	92	408
Hedging Program (2)	(591)	(787)	(1,472)	(2,595)
Ceded Reinsurance	(17)	(22)	(61)	(176)
Total Hedging Program and Reinsurance	(608)	(809)	(1,533)	(2,771)
Directly Written Fees	222	227	641	647
Assumed Reinsurance Fees	—	—	—	—
Total Fees (3)	222	227	641	647
GMLB Riders before DAC Offsets	(606)	(436)	(800)	(1,716)
DAC Offsets	21	(205)	(208)	209
Total GMLB Riders	$(585)	$(641)	$(1,008)	$(1,507)
______________

(1)
Includes changes in fair value of the Shield Annuities embedded derivatives of ($462) million and ($531) million for the three months and nine months ended September 30, 2018, respectively, and ($142) million for both the three months and nine months ended September 30, 2017.

(2)
Certain hedges of GMIB insurance liabilities were historically reported in policyholder benefits and claims. Amounts reported in policyholder benefits and claims were ($57) million and ($324) million for the three months and nine months ended September 30, 2017, respectively. Consistent with the hedge strategy now focused on a statutory target, with less emphasis on matching GAAP liabilities, all hedge program amounts are recorded in net derivative gains (losses) beginning in 2018.

(3)
Excludes living benefit fees, included as a component of adjusted earnings, of $18 million and $53 million for the three months and nine months ended September 30, 2018, respectively, and $18 million and $54 million for the three months and nine months ended September 30, 2017, respectively.

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017
Comparative results from GMLB Riders, before provision for income tax, were favorable by $56 million. Of this amount, an unfavorable change of $620 million was recorded in net derivative gains (losses).
GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in an unfavorable impact on comparative results of $366 million, primarily due to unfavorable changes from (i) an increase in reserves from the AAR recognized in the current period, compared to a decrease in the prior period, (ii) an unfavorable change in the fair value of our Shield Annuities embedded derivatives and (iii) a charge for non-performance risk, net of risk margins, in the current period. These unfavorable impacts were partially offset by favorable changes in equity markets and interest rates.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of $201 million, primarily due to relative changes in equity markets and interest rates.
GMLB Riders Fees. Fees from GMLB Riders were unchanged.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders discussed above, resulted in a favorable impact on comparative results of $226 million.
Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017
Comparative results from GMLB Riders, before provision for income tax, were favorable by $499 million. Of this amount, a favorable change of $237 million was recorded in net derivative gains (losses).

GMLB Riders Liabilities. The change in the carrying value of GMLB Riders liabilities resulted in an unfavorable impact on comparative results of $316 million, primarily due to unfavorable changes from an increase in reserves from the AAR recognized in the current period, compared to a decrease in the prior period, as well as an unfavorable change in the fair value of our Shield Annuities embedded derivatives. These unfavorable impacts were partially offset by favorable changes in equity markets and interest rates.
GMLB Riders Hedging Program and Reinsurance. The change in the fair value of GMLB Riders hedging program and reinsurance had a favorable impact on comparative results of $1.2 billion, primarily due to favorable changes from relative changes in equity markets and interest rates as well as a net charge recognized in the prior period in connection with the recapture of certain ceded and assumed variable annuity insurance agreements.
GMLB Riders Fees. Fees from GMLB Riders were largely unchanged.
DAC Offsets. DAC offsets, which are inversely related to the changes in certain components of GMLB Riders liabilities discussed above, resulted in an unfavorable impact on comparative results of $417 million.

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
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. The Federal Open Market Committee has increased the federal funds rate six times since the start of 2017. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.67%	$883	4.47%	$806	4.62%	$2,576	4.64%	$2,511
Investment fees and expenses	(0.17)	(31)	(0.15)	(26)	(0.16)	(87)	(0.15)	(81)
Adjusted net investment income (2), (3)	4.50%	$852	4.32%	$780	4.46%	$2,489	4.49%	$2,430
______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes realized gains and losses and reflects the adjustments presented in footnote (3) below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties and the effects of consolidating certain VIEs under GAAP that are treated as CSEs.

(2)	Adjusted net investment income included in yield calculations includes investment hedge adjustments.

(3)
Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications and adjustments and excludes the effects of consolidating certain VIEs under GAAP that are treated as CSEs, as presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions)
Net investment income	$853	$761	$2,476	$2,309
Less: Investment hedge adjustments	(2)	(18)	(13)	(121)
Less: Incremental net investment income from CSEs	3	(1)	—	—
Adjusted net investment income — in the above yield table	$852	$780	$2,489	$2,430
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2018 and 2017 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities AFS and Equity Securities
The following table presents fixed maturity securities available-for-sale (“AFS”) and equity securities by type (public or private) held at:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$51,030	81.9%	$54,332	83.6%
Privately-placed	11,249	18.1	10,659	16.4
Total fixed maturity securities	$62,279	100.0%	$64,991	100.0%
Percentage of cash and invested assets	74.6%		77.2%
Equity securities
Publicly-traded	$147	98.0%	$156	96.9%
Privately-held	3	2.0	5	3.1
Total equity securities	$150	100.0%	$161	100.0%
Percentage of cash and invested assets	0.2%		0.2%

Valuation of Securities. We engage MetLife Investment Advisors, LLC, which was considered a related party investment manager until the completion of the MetLife Divestiture, to execute on our valuation controls and policies to determine the estimated fair value of our investments. See “— Introduction” for information regarding the MetLife Divestiture. The estimated fair value of publicly-traded securities is determined after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. The estimated fair value of privately-placed securities is determined after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after the independent pricing services’ use of available observable market data is determined). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, prices are obtained from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately use the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, the security is priced primarily using non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations use inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities were valued using non-binding quotations from independent brokers at September 30, 2018.
The Company is responsible for monitoring and providing the oversight over the valuation controls and policies, including reviewing and approving new transaction types and markets, for ensuring that observable market prices and market-based parameters are used for valuation, wherever possible, and for determining that valuation adjustments, when applied, are based upon established policies and are applied consistently over time. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the valuation techniques and inputs by level within the three-level fair value hierarchy by major classes of invested assets.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources are as follows at:

	September 30, 2018
	Fixed Maturity Securities		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$4,072	6.5%	$15	10.0%
Level 2
Independent pricing sources	54,690	87.8	13	8.7
Internal matrix pricing or discounted cash flow techniques	598	1.0	—	—
Significant other observable inputs	55,288	88.8	13	8.7
Level 3
Independent pricing sources	2,430	3.9	119	79.3
Internal matrix pricing or discounted cash flow techniques	346	0.6	3	2.0
Independent broker quotations	143	0.2	—	—
Significant unobservable inputs	2,919	4.7	122	81.3
Total estimated fair value	$62,279	100.0%	$150	100.0%

See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy.
The composition of fair value pricing sources for and significant changes in Level 3 securities at September 30, 2018 are as follows:

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

•
During the three months ended September 30, 2018, Level 3 fixed maturity securities decreased by $229 million, or 7%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in other comprehensive income (“OCI”), partially offset by purchases in excess of sales.

•
During the nine months ended September 30, 2018, Level 3 fixed maturity securities decreased by $313 million, or 10%. The decrease was driven by net transfers out of Level 3 and a decrease in estimated fair value recognized in OCI, partially offset by purchases in excess of sales.

See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for fixed maturity securities and equity securities AFS measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation techniques and inputs by level by major classes of invested assets that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity AFS and Equity Securities — Fixed Maturity Securities Credit Quality — Ratings” included in the 2017 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities and the revised methodologies adopted by the NAIC for certain RMBS, commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$40,732	$1,451	$42,183	67.7%	$42,098	$3,631	$45,729	70.4%
2	Baa	17,062	135	17,197	27.6	15,137	1,113	16,250	25.0
Subtotal investment grade		57,794	1,586	59,380	95.3	57,235	4,744	61,979	95.4
3	Ba	2,029	1	2,030	3.3	2,102	63	2,165	3.3
4	B	850	(6)	844	1.4	799	15	814	1.3
5	Caa and lower	32	(7)	25	—	31	(2)	29	—
6	In or near default	—	—	—	—	6	(2)	4	—
Subtotal below investment grade		2,911	(12)	2,899	4.7	2,938	74	3,012	4.6
Total fixed maturity securities		$60,705	$1,574	$62,279	100.0%	$60,173	$4,818	$64,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2018
U.S. corporate	$10,494	$11,260	$1,416	$746	$19	$—	$23,935
U.S. government and agency	10,770	180	—	—	—	—	10,950
RMBS	8,185	101	67	15	6	—	8,374
Foreign corporate	2,055	4,750	388	55	—	—	7,248
State and political subdivision	3,966	100	3	—	—	—	4,069
CMBS	4,288	2	—	—	—	—	4,290
ABS	1,750	214	43	2	—	—	2,009
Foreign government	675	590	113	26	—	—	1,404
Total fixed maturity securities	$42,183	$17,197	$2,030	$844	$25	$—	$62,279
Percentage of total	67.7%	27.6%	3.3%	1.4%	—%	—%	100.0%
December 31, 2017
U.S. corporate	$10,263	$10,548	$1,408	$714	$23	$1	$22,957
U.S. government and agency	16,111	181	—	—	—	—	16,292
RMBS	7,830	27	102	12	6	—	7,977
Foreign corporate	1,835	4,657	483	48	—	—	7,023
State and political subdivision	4,105	70	3	—	—	3	4,181
CMBS	3,423	—	—	—	—	—	3,423
ABS	1,538	258	33	—	—	—	1,829
Foreign government	624	509	136	40	—	—	1,309
Total fixed maturity securities	$45,729	$16,250	$2,165	$814	$29	$4	$64,991
Percentage of total	70.4%	25.0%	3.3%	1.3%	—%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both September 30, 2018 and December 31, 2017. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$9,648	30.9%	$9,459	31.5%
Consumer	7,424	23.8	7,213	24.1
Finance	6,440	20.7	5,834	19.4
Utility	4,561	14.6	4,333	14.5
Communications	2,297	7.4	2,338	7.8
Other	813	2.6	803	2.7
Total	$31,183	100.0%	$29,980	100.0%
Structured Securities
We held $14.7 billion and $13.2 billion of Structured Securities, at estimated fair value, at September 30, 2018 and December 31, 2017, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The following table presents our RMBS holdings at:

	September 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,812	57.5%	$99	$4,623	58.0%	$219
Pass-through securities	3,562	42.5	(98)	3,354	42.0	9
Total RMBS	$8,374	100.0%	$1	$7,977	100.0%	$228
By risk profile:
Agency	$6,037	72.1%	$(170)	$5,439	68.1%	$46
Prime	366	4.4	14	333	4.2	22
Alt-A	1,057	12.6	99	1,185	14.9	93
Sub-prime	914	10.9	58	1,020	12.8	67
Total RMBS	$8,374	100.0%	$1	$7,977	100.0%	$228
Ratings profile:
Rated Aaa/AAA	$6,356	75.9%		$5,553	69.6%
Designated NAIC 1	$8,185	97.7%		$7,830	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $878 million and $976 million at September 30, 2018 and December 31, 2017, respectively, with unrealized gains (losses) of $56 million and $65 million at September 30, 2018 and December 31, 2017, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by rating agency rating and by vintage year at:

	September 30, 2018
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$28	$30	$—	$—	$—	$—	$—	$—	$—	$1	$28	$31
2011	262	261	11	11	33	31	—	—	—	—	306	303
2012	62	62	101	99	99	97	3	3	—	—	265	261
2013	102	102	122	120	73	72	—	—	—	—	297	294
2014	214	211	261	256	44	43	—	—	—	—	519	510
2015	846	822	162	158	29	29	—	—	—	—	1,037	1,009
2016	448	432	50	48	28	26	—	—	—	—	526	506
2017	569	553	51	49	13	13	—	—	—	—	633	615
2018	728	719	38	38	4	4	—	—	—	—	770	761
Total	$3,259	$3,192	$796	$779	$323	$315	$3	$3	$—	$1	$4,381	$4,290
Ratings Distribution		74.4%		18.2%		7.3%		0.1%		—%		100.0%

	December 31, 2017
	Aaa		Aa		A		Baa		Below Investment Grade		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 — 2010	$28	$31	$—	$—	$—	$—	$1	$1	$—	$1	$29	$33
2011	270	274	11	11	32	32	—	—	—	—	313	317
2012	88	90	111	112	102	103	2	3	—	—	303	308
2013	102	106	143	144	73	73	—	—	—	—	318	323
2014	215	220	285	289	44	45	—	—	—	—	544	554
2015	840	848	184	186	29	30	—	—	—	—	1,053	1,064
2016	430	431	51	49	28	27	—	—	—	—	509	507
2017	251	251	53	53	13	13	—	—	—	—	317	317
Total	$2,224	$2,251	$838	$844	$321	$323	$3	$4	$—	$1	$3,386	$3,423
Ratings Distribution		65.8%		24.7%		9.4%		0.1%		—%		100.0%
The tables above reflect rating agency ratings assigned by NRSROs, including Moody’s Investors Service (“Moody’s”), Standard & Poor’s Global Rating (“S&P”), Fitch Ratings (“Fitch”) and Morningstar. CMBS designated NAIC 1 were 100.0% of total CMBS at both September 30, 2018 and December 31, 2017.

ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,085	54.0%	$1	$819	44.8%	$8
Consumer loans	199	9.9	—	262	14.3	3
Automobile loans	182	9.1	(1)	189	10.3	—
Student loans	188	9.4	4	169	9.3	4
Credit card loans	1	—	—	101	5.5	—
Other loans	354	17.6	(1)	289	15.8	4
Total	$2,009	100.0%	$3	$1,829	100.0%	$19
Ratings profile:
Rated Aaa/AAA	$824	41.0%		$637	34.8%
Designated NAIC 1	$1,750	87.1%		$1,538	84.1%
Evaluation of Fixed Maturity Securities AFS for OTTI and Evaluating Temporarily Impaired Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS and equity securities for OTTI and evaluation of temporarily impaired AFS securities.
OTTI Losses on Fixed Maturity Securities AFS Recognized in Earnings
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about OTTI losses and gross gains and gross losses on AFS securities sold.
Overview of Fixed Maturity Security OTTI Losses Recognized in Earnings
There were no impairments of fixed maturity securities for the three months and nine months ended September 30, 2018. Impairments of fixed maturity securities were $0 and $1 million for the three months and nine months ended September 30, 2017, respectively.
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
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$8,405	64.7%	$42	0.5%	$7,260	68.0%	$36	0.5%
Agricultural	2,767	21.3%	8	0.3%	2,276	21.3%	7	0.3%
Residential	1,824	14.0%	6	0.3%	1,138	10.7%	4	0.4%
Total	$12,996	100.0%	$56	0.4%	$10,674	100.0%	$47	0.4%
The information presented in the tables herein exclude mortgage loans where we elected the fair value option (“FVO”). Such amounts are presented in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, at September 30, 2018 and December 31, 2017, 96% and 97%, respectively, were collateralized by properties located in the U.S. and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	September 30, 2018	December 31, 2017
State
California	25%	24%
New York	14%	15%
Texas	8%	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2018 and December 31, 2017. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	September 30, 2018	December 31, 2017
State
California	36%	32%
Florida	10%	13%
New York	6%	8%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,440	29.0%	$1,955	26.9%
Middle Atlantic	1,858	22.1	1,699	23.4
South Atlantic	1,279	15.2	1,190	16.4
West South Central	862	10.3	777	10.7
East North Central	497	5.9	489	6.7
Mountain	400	4.8	266	3.7
International	395	4.7	323	4.5
New England	335	4.0	220	3.0
West North Central	128	1.5	130	1.8
East South Central	48	0.6	48	0.7
Multi-Region and Other	163	1.9	163	2.2
Total recorded investment	8,405	100.0%	7,260	100.0%
Less: valuation allowances	42		36
Carrying value, net of valuation allowances	$8,363		$7,224
Property Type
Office	$3,748	44.6%	$3,246	44.7%
Retail	2,011	23.9	1,933	26.7
Apartment	1,439	17.1	968	13.3
Hotel	748	8.9	683	9.4
Industrial	414	4.9	385	5.3
Other	45	0.6	45	0.6
Total recorded investment	8,405	100.0%	7,260	100.0%
Less: valuation allowances	42		36
Carrying value, net of valuation allowances	$8,363		$7,224
Mortgage Loan Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans.
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
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-

to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% and 51% at September 30, 2018 and December 31, 2017, respectively, and our average debt service coverage ratio was 2.3x at both September 30, 2018 and December 31, 2017. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 43% at September 30, 2018 and December 31, 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
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
See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the nine months ended September 30, 2018 and 2017.
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
The estimated fair value of the real estate joint ventures and wholly owned real estate investment portfolios was $558 million and $594 million at September 30, 2018 and December 31, 2017, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $1.8 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively, which included $102 million and $104 million of hedge funds at September 30, 2018 and December 31, 2017, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will be liquidated over the next 10 to 20 years.

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$1,856	88.4%	$2,254	89.9%
Tax credit and renewable energy partnerships	99	4.7	103	4.1
FHLB Stock (1)	64	3.1	71	2.8
Leveraged leases, net of non-recourse debt	66	3.1	66	2.6
Other	14	0.7	13	0.6
Total	$2,099	100.0%	$2,507	100.0%
__________________

(1)	The Company reclassified Federal Home Loan Bank (“FHLB”) stock in prior periods from equity securities to other invested assets.
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives, held at September 30, 2018 and December 31, 2017.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2018 and 2017.
See “Business — Segments and Corporate & Other — Annuities,” “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Actuarial Assumption Review” included in the 2017 Annual Report for more information about our use of derivatives by major hedge programs.
Fair Value Hierarchy
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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
Derivatives categorized as Level 3 at September 30, 2018 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs. The estimated fair value of our derivatives priced through independent broker quotations were less than 1% and 1% at September 30, 2018 and December 31, 2017, respectively.
See Note 6 of the Notes to Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.

Credit Risk
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the balance sheets, and does not affect our legal right of offset.
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2018		December 31, 2017
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$86	$2	$65	$(1)
Written	1,894	32	1,900	40
Total	$1,980	$34	$1,965	$39
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
Embedded Derivatives
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
We maintain a $2.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”), as well as a $600 million unsecured delayed draw term loan facility (the “2017 Term Loan Facility”). At September 30, 2018, there were no drawdowns under the Revolving Credit Facility and there was $600 million outstanding under the 2017 Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these facilities. For the classification of expenses on such credit and committed facilities and the nature of the associated liability for letters of credit issued and drawdowns on these credit and committed facilities, see Note 9 of the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report.
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD has a $10.0 billion reinsurance financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At September 30, 2018, there were no drawdowns on such notes and there was $9.7 billion of funding available under this financing arrangement.
Collateral for Securities Lending, Repurchase Programs and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our balance sheets. The amount of this collateral was $0 million and $29 million at estimated fair value at September 30, 2018 and December 31, 2017, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our balance sheets. The amount of this non-cash collateral was $155 million and $368 million at September 30, 2018 and December 31, 2017, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we enter into commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity AFS and Equity Securities” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnerships, bank credit facilities, and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2017 Annual Report.

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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of future policy benefits by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2017 Annual Report.
Policyholder Account Balances
Policyholder account balances (“PABs”) are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of PABs by segment (as well as Corporate & Other) can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2017 Annual Report.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” included in the 2017 Annual Report for additional information.
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
The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at:

	September 30, 2018 (1)				December 31, 2017 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$43,932	$2,129	$2,517	23.5%	$46,585	$1,796	$2,641	25.0%
GMIB Max w/ Enhanced DB	12,208	2,599	4	0.4%	13,035	1,850	1	0.1%
GMIB Max w/o Enhanced DB	7,054	8	1	0.1%	7,490	3	—	<0.1%
GMWB4L (FlexChoiceSM)	2,865	4	—	.7%	2,351	—	1	1.0%
GMAB	677	2	2	4.0%	695	2	1	0.3%
GMWB	3,110	47	13	5.8%	3,355	46	13	2.0%
GMWB4L	16,842	77	194	8.6%	18,026	73	267	13.5%
EDB Only	3,841	591	—	N/A	4,020	453	—	N/A
GMDB Only (Other than EDB)	19,084	1,014	—	N/A	19,587	1,038	—	N/A
Total	$109,613	$6,471	$2,731		$115,144	$5,261	$2,924
__________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-Money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.4 billion at September 30, 2018, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $396 million at September 30, 2018, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at $1.3 billion at September 30, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2017 Annual Report.

The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model at:

	Reserves
	September 30, 2018			December 31, 2017
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,227	$—	$1,227	$1,163	$—	$1,163
GMIB	2,405	989	3,394	2,310	1,416	3,726
GMIB Max	473	(399)	74	399	(243)	156
GMAB	—	(23)	(23)	—	(15)	(15)
GMWB	—	6	6	—	18	18
GMWB4L	269	(136)	133	277	30	307
GMWB4L (FlexChoiceSM)	—	(41)	(41)	—	5	5
Total	$4,374	$396	$4,770	$4,149	$1,211	$5,360
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program at:

		September 30, 2018			December 31, 2017
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$12,361	$513	$246	$14,586	$899	$378
	Interest rate futures	54	—	—	282	1	—
	Interest rate options	7,150	11	14	20,800	68	27
Equity Market	Equity futures	2,215	1	1	2,713	15	—
	Equity index options	49,140	847	1,653	47,066	793	1,663
	Equity variance swaps	9,713	143	445	8,998	128	430
	Equity total return swaps	2,516	1	63	1,767	—	79
	Total	$83,149	$1,516	$2,422	$96,212	$1,904	$2,577
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
Liquid assets and short-term liquidity were made available from the issuance of $375 million of junior subordinated debentures in September 2018 and $3.0 billion of senior notes in June 2017, as well as from drawdowns under the 2017 Term Loan Facility in the third quarter of 2017. In addition, any undrawn capacity under the Revolving Credit Facility, as well as under our collateralized financing arrangements, are potential sources of liquidity. In order to manage our capital more efficiently, we have established internal liquidity facilities to provide liquidity within and across our combined group of companies. At September 30, 2018 and December 31, 2017, total obligations outstanding under these internal liquidity facilities were $3 million and $136 million, respectively.
At September 30, 2018 and December 31, 2017, Brighthouse Financial, Inc. and certain of its non-insurance subsidiaries had liquid assets of $603 million and $656 million, respectively, of which $534 million and $563 million, respectively, was held by Brighthouse Financial, Inc. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and collateralized financing arrangements.
At September 30, 2018 and December 31, 2017, Brighthouse Financial, Inc. and certain of its non-insurance subsidiaries had short-term liquidity of $371 million and $419 million, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives and secured borrowings.
Capital
We expect to maintain adequate liquidity at Brighthouse Financial, Inc., a debt-to-capital ratio of approximately 25% and a funding of $2.0 billion to $3.0 billion of assets in excess of CTE95 to support our variable annuity contracts during normal markets. We monitor our financial leverage ratio based on an average of our key leverage calculations of A.M. Best, Fitch Ratings, Moody’s and Standard & Poor’s. At September 30, 2018, we had in excess of $600 million of assets above CTE98 to support our variable annuity contracts. We do not expect that our ability to maintain adequate liquidity will be materially affected by the Tax Act, or by the NAIC’s current reform activities related to the statutory framework for variable annuities. See “— Industry Trends — Variable Annuity Capital Reform.”
We may opportunistically look to pursue additional financing over time to reach our targeted debt-to-capital ratio of 25% and to refinance borrowings outstanding under the 2017 Term Loan Facility. Such financing may include the incurrence of term loans or the issuance of debt, equity or hybrid securities. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.
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
The following table presents a summary of the primary sources and uses of liquidity and capital:

	Nine Months Ended September 30,
	2018	2017
	(In millions)
Sources:
Operating activities, net	$1,496	$2,030
Changes in policyholder account balances, net	2,505	1,195
Long-term debt issued	375	3,589
Cash received from MetLife, Inc. in connection with shareholder’s net investment	—	293
Total sources	4,376	7,107
Uses:
Investing activities, net	3,469	2,554
Changes in payables for collateral under securities loaned and other transactions, net	126	2,747
Long-term debt repaid (1)	9	10
Collateral financing arrangements repaid	—	2,797
Treasury stock acquired in connection with share repurchases	42	—
Distribution to MetLife, Inc.	—	1,798
Cash paid to MetLife, Inc. in connection with shareholder’s net investment	—	668
Financing element on certain derivative instruments and other derivative related transactions, net	386	37
Other, net	57	26
Total uses	4,089	10,637
Net increase (decrease) in cash and cash equivalents	$287	$(3,530)
______________

(1)	Represents long-term debt repayments related to CSEs.
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
Cash Flows from Financing, The Company. The principal cash inflows from our financing activities come from issuances of debt, deposits of funds associated with PABs and lending of securities. The principal cash outflows come from repayments of debt, withdrawals associated with PABs and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early contract holder and policyholder withdrawal.
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
We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which include various scenarios of the potential increase to post or return collateral, reduction to new business sales, and risk of early contract holder and policyholder withdrawals, and lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights on many of our products. Certain of these provisions prevent the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These potential available alternative sources of liquidity include cash flows from operations, sales of liquid assets, internal liquidity facilities, collateralized financing arrangements and any undrawn capacity under the Revolving Credit Facility.
Consolidated Liquid Assets and Short-term Liquidity
Consolidated liquid assets were $33.9 billion and $38.3 billion at September 30, 2018 and December 31, 2017, respectively. Consolidated short-term liquidity was $1.8 billion and $1.6 billion at September 30, 2018 and December 31, 2017, respectively.
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

Any requested payment of dividends by Brighthouse Life Insurance Company and NELICO to BH Holdings, or by BHNY to Brighthouse Life Insurance Company, in excess of the 2018 limit on the permitted payment of dividends without approval would be considered an extraordinary dividend and would require prior approval from the Delaware Department of Insurance or the Massachusetts Division of Insurance, and the NYDFS, respectively. Statutory accounting practices, as prescribed by insurance regulators of various states in which we conduct business, differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to the treatment of DAC, certain deferred income tax, required investment liabilities, statutory reserve calculation assumptions and surplus notes.
The table below sets forth the dividends permitted to be paid in 2018 by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2018.

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
Brighthouse Financial, Inc. received a $52 million cash distribution from BH Holdings during the nine months ended September 30, 2018. There were no cash distributions or returns of capital paid by our non-insurance subsidiaries for the nine months ended September 30, 2017.
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
Rating agencies may continue to review and adjust our ratings. A downgrade in the credit ratings of Brighthouse Financial, Inc., the parent company, would likely impact us in many ways, including the cost and availability of financing for Brighthouse Financial, Inc., and its subsidiaries. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Primary Sources of Liquidity and Capital
Liquidity is provided by a variety of funding sources, including funding agreements. Capital is provided by a variety of funding sources, including long-term debt, credit facilities and reserve financing facilities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. In addition to our senior note and junior subordinated debenture issuances, credit facilities, repurchase facility and reinsurance financing arrangement, our other funding sources include or have included:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
In July 2018, Brighthouse Life Insurance Company became a member of FHLB of Atlanta. Brighthouse Life Insurance Company was previously a member of FHLB of Pittsburgh. At September 30, 2018, Brighthouse Life Insurance Company had obligations outstanding with certain regional banks in the FHLB system. During the nine months ended September 30, 2018 and 2017, there were no issuances, and we repaid $0 and $50 million, respectively, under funding agreements with such regional FHLBs. At both September 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $595 million. Activity related to these funding agreements is reported in the Run-off segment.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company issued fixed and floating rate funding agreements which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the nine months ended September 30, 2018 and 2017, there were no issuances and we repaid $6 million during both periods, under such funding agreements. At September 30, 2018 and December 31, 2017, total obligations outstanding under these funding agreements were $136 million and $141 million, respectively. Activity related to these funding agreements is reported in the Run-off segment.
Outstanding Debt
The following table summarizes our outstanding debt at:

	Interest Rate	Maturity	September 30, 2018	December 31, 2017
			(Dollars in millions)
Senior notes (1)	3.700%	2027	$1,490	$1,489
Senior notes (1)	4.700%	2047	1,477	1,477
Term loan	LIBOR plus 1.5%	2019	600	600
Junior subordinated debentures (1)	6.250%	2058	361	—
Other long-term debt (2)	7.028%	2030	35	35
Total long-term debt (3)			$3,963	$3,601
_________

(1)
Includes unamortized debt issuance costs and debt discount totaling $46 million and $34 million for senior notes due 2027 and 2047 and junior subordinated debentures due 2058 on a combined basis at September 30, 2018 and December 31, 2017, respectively.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.

(3)
Excludes $3 million and $11 million of long-term debt related to CSEs at September 30, 2018 and December 31, 2017, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for more information regarding CSEs.

Junior Subordinated Debentures
On September 12, 2018, Brighthouse Financial, Inc. issued $375 million of junior subordinated debentures (the “debentures”) due September 2058, which bear interest at a fixed rate of 6.250%, payable quarterly, subject to Brighthouse Financial, Inc.’s right to defer interest payments in accordance with the terms of the debentures. The debentures are unsecured obligations and are subordinate and junior in right of payment to Brighthouse Financial, Inc.’s senior indebtedness.
Credit Facilities
At September 30, 2018, there were no drawdowns under the Revolving Credit Facility and there was $600 million outstanding under the 2017 Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these facilities.
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion, in respect of certain eligible securities. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell securities at a purchase price based on the market value of the securities less an applicable margin, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At September 30, 2018, there were no drawdowns under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD has a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each have a term of 20 years. At September 30, 2018, there were no drawdowns on such notes and there was $9.7 billion of funding available under this financing arrangement.
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
Debt and Facility Covenants
The Company’s debt instruments and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the 2017 Term Loan Facility and the Revolving Credit Facility contain financial covenants, including requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. The Company is not aware of any non-compliance with these financial covenants at September 30, 2018.
Primary Uses of Liquidity and Capital
In addition to the general description of liquidity and capital uses in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
On August 5, 2018, Brighthouse Financial, Inc.’s Board of Directors authorized the repurchase of up to $200 million of Brighthouse Financial, Inc.’s common stock. Repurchases made under such authorization may be made through open market purchases, pursuant to 10b5-1plans, or pursuant to accelerated stock repurchase plans from time to time at management’s discretion in accordance with applicable federal securities laws. As of September 30, 2018, the Company had repurchased 982,057 shares of its common stock through open market purchases for $42 million.

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance products and annuity products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the normal course of business. During the nine months ended September 30, 2018 and 2017, general account surrenders and withdrawals totaled $1.8 billion and $1.7 billion, respectively, of which $1.3 billion and $1.2 billion, respectively, were attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2018 and December 31, 2017, counterparties were obligated to return cash collateral pledged by us of $0 and $44 million, respectively. At September 30, 2018 and December 31, 2017, we were obligated to return cash collateral pledged to us by counterparties of $297 million and $379 million, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral.
We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.7 billion and $3.8 billion at September 30, 2018 and December 31, 2017, respectively. Of these amounts, $1.3 billion and $1.6 billion at September 30, 2018 and December 31, 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2018 was $1.3 billion, all of which were U.S. government and agency securities which, if put to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

•	whether the Distribution will qualify for non-recognition treatment for U.S. federal income tax purposes and potential indemnification to MetLife if the Distribution does not so qualify;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2017 Annual Report, our subsequent Quarterly Reports on Form 10-Q, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2017 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” and included elsewhere herein, as well as in our subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law. Please consult any further disclosures the Company makes on related subjects in reports to the SEC.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2018.
MetLife continues to provide certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes and implement systems, establish and implement third-party arrangements as a standalone entity, and identify, document and evaluate controls to ensure controls over our financial reporting are effective. We consider these to be a material change in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
The following should be read in conjunction with (i) Part I, Item 3 of the 2017 Annual Report and Note 15 to the Notes to the Consolidated and Combined Financial Statements included in the 2017 Annual Report; (ii) Part II, Item 1 of the First Quarter Form 10-Q; (iii) Part II, Item 1 of the Second Quarter Form 10-Q; and (iv) Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements in Part I of this report.
Group Annuity Class Action
Edward Roycroft v. Brighthouse Financial, Inc., et al. (U.S. District Court, Southern District of New York, filed June 18, 2018). Edward Roycroft filed a purported class action against Brighthouse Financial, Inc., MetLife, Inc., and Metropolitan Life Insurance Company. The complaint alleges plaintiff is a beneficiary of a Martindale-Hubbell group annuity contract and did not receive payments plaintiff claims he was entitled to upon his retirement in 1999. Plaintiff seeks to represent a class of all beneficiaries who were due annuity benefits pursuant to group annuity contracts and whose annuity benefits were released from reserves. Plaintiff’s causes of action are for conversion, unjust enrichment, an accounting and for a constructive trust. Plaintiff seeks damages, attorneys’ fees, declaratory and injunctive relief and other equitable remedies. In September 2018, plaintiff dismissed Brighthouse Financial, Inc. from the action without prejudice.
In addition to the matter discussed above, various litigation, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large and/or indeterminate amounts, including punitive and treble damages, are sought. Although in light of these considerations it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Item 1A. Risk Factors
We discuss in the 2017 Annual Report and our other filings with the SEC, including our subsequent Quarterly Reports on Form 10-Q, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends” for regulatory and other updates, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report, each of which is incorporated by reference herein. There have otherwise been no other material changes to our risk factors from the risk factors previously disclosed in the 2017 Annual Report, as amended or supplemented by such information in our subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of Brighthouse Financial, Inc. common stock made by or on behalf of Brighthouse Financial, Inc. or its affiliates during the quarter ended September 30, 2018 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 — July 31, 2018	—	$—	—	$—
August 1 — August 31, 2018	—	$—	—	$200,000,000
September 1 — September 30, 2018	982,057	$42.64	982,057	$158,122,941
Total	982,057		982,057
__________

(1)
On August 5, 2018, Brighthouse Financial, Inc.’s Board of Directors authorized the repurchase of up to $200 million of common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
4.1
Junior Subordinated Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 12, 2018 (File No. 001-37905) (the “September 12, 2018 8-K”).

4.1.2
First Supplemental Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the September 12, 2018 8-K.

4.2	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.1.2).
10.1*#	Brighthouse Financial Relocation Policy.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
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
Date: November 6, 2018