Form 10-K
period 2018-12-31
Brighthouse Financial, Inc.
filed 2019-02-26
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 001-37905
Brighthouse Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3846992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(980) 365-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
6.250% Junior Subordinated Debentures due 2058	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.8 billion.
As of February 22, 2019, 116,670,471 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2019 annual meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2019 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “us” and “our” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. In June 2018, MetLife divested all its remaining shares of BHF common stock. For definitions of selected financial and product terms used herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Glossary.”
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends in operating and financial results, as well as statements regarding the expected benefits of the Separation.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market and counterparty risk due to guarantees within certain of our products;

•	the effectiveness of our variable annuity exposure management strategy and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	our degree of leverage due to indebtedness;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•
the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements, including the potential of outcomes adverse to us that could cause us to owe MetLife material tax reimbursements or payments, or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the impact on our business structure, profitability, cost of capital and flexibility due to restrictions we have agreed to that preserve the tax-free treatment of certain parts of the Separation;

•
the potential material negative tax impact of potential future tax legislation that could decrease the value of our tax attributes and cause other cash expenses, such as reserves, to increase materially and make some of our products less attractive to consumers;

•	whether the Separation will qualify for non-recognition treatment for federal income tax purposes and potential indemnification to MetLife if the Separation does not so qualify;

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Corporate Information
We routinely use our Investor Relations website to provide presentations, press releases and other information that may be deemed material to investors. Accordingly, we encourage investors and others interested in the Company to review the information that we share at http://investor.brighthousefinancial.com. Information contained on or connected to any website referenced in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only unless expressly noted.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

PART I
Item 1. Business

Overview
Our Company
We are one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. Our in-force book of products consists of approximately 2.5 million insurance policies and annuity contracts at December 31, 2018, which are organized into three reporting segments:

(i)	Annuities, which includes variable, fixed, index-linked and income annuities;

(ii)	Life, which includes term, universal, whole and variable life policies; and

(iii)	Run-off, which consists of operations related to products which we are not actively selling, and which are separately managed.
In addition, the Company reports certain of its results of operations in Corporate & Other.
At December 31, 2018, we had $206.3 billion of total assets with total stockholders’ equity of $14.4 billion, including accumulated other comprehensive income (“AOCI”); $134.5 billion of annuity assets under management (“AUM”), which we define as our general account investments and our separate account assets, and approximately $597.7 billion of life insurance face amount in-force, ($414.1 billion, net of reinsurance). Additionally, our insurance subsidiaries had combined statutory total adjusted capital (“TAC”) of $7.4 billion, resulting in a combined action level risk-based capital (“RBC”) in excess of 450% at December 31, 2018. For the year ended December 31, 2018, adjusted statutory earnings were approximately $320 million. Adjusted statutory earnings is a measure of our insurance companies’ generation of statutory distributable cash flows (sometimes referred to as distributable earnings) and is reflective of whether our hedging program functions as intended. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Glossary.”
We seek to be a financially disciplined and, over time, cost-competitive product manufacturer with an emphasis on independent distribution. We aim to leverage our large block of annuity contracts and in-force life insurance policies to operate more efficiently. We believe that our strategy of offering a targeted set of products to serve our customers and distribution partners, each of which is intended to produce positive statutory distributable cash flows on an accelerated basis compared to our legacy products, will enhance our ability to invest in our business and distribute cash to our shareholders over time. We also believe that our product strategy of offering a more tailored set of new products and our decision to outsource a significant portion of our client administration and service processes, is consistent with our focus on reducing our expense structure over time. A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. For example, we have two arrangements with DXC Technology Company, formerly Computer Sciences Corporation (“DXC”) that we entered into (i) in 2016 for the administration of certain in-force policies and (ii) in 2017 for the administration of new life and annuities business and certain in-force life and annuities contracts. As a result of these arrangements, we expect to achieve a phased net reduction in overall expenses for administration of these contracts over the years following our entry into the arrangements.
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
We believe that general demographic trends in the U.S. population, the increase in under-insured individuals, the potential risk to governmental social safety net programs and the shifting of responsibility for retirement planning and financial security from employers and other institutions to individuals will create opportunities to generate significant demand for our products. We also believe our transition to an independent distribution system will enhance our ability to operate most effectively within the emerging requirements of new and proposed regulations establishing standards of conduct for the sale of insurance and annuity products. See “— Regulation — Standard of Conduct Regulation” for a discussion of these final and proposed regulations.
Prior to the Separation, the companies that became our subsidiaries were wholly owned by MetLife. Brighthouse Life Insurance Company (together with its subsidiaries and affiliates, “BLIC”), which is our largest operating subsidiary, was formed in November 2014 through the merger of three affiliated life insurance companies and a former affiliated offshore reinsurance subsidiary that mainly reinsured guarantees associated with variable annuity products issued by MetLife affiliates. The principal purpose of the merger was to provide increased transparency relative to capital allocation and variable annuity risk management. In order to further our capabilities to market and distribute our products, prior to the Separation, MetLife contributed to us (i) several entities including Brighthouse Life Insurance Company, New England Life Insurance Company (“NELICO”) and Brighthouse Life Insurance Company of NY (“BHNY”); (ii) a licensed broker-dealer; (iii) a licensed investment advisor; and (iv) other entities necessary for the execution of our strategy.
Segments and Corporate & Other
The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
The following table presents the relevant contributions of each of our segments to our net income (loss) available to shareholders and adjusted earnings, for our ongoing business and for the total Company:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Annuities	$1,023	$1,017	$1,152
Life	228	16	26
Total ongoing business	1,251	1,033	1,178
Run-off	(43)	104	(539)
Corporate & Other	(311)	(217)	47
Less: Net income (loss) attributable to noncontrolling interests	5	—	—
Total adjusted earnings	892	920	686
Adjustments:
Net investment gains (losses)	(207)	(28)	(78)
Net derivative gains (losses)	702	(1,620)	(5,851)
Other adjustments	(536)	(564)	357
Provision for income tax (expense) benefit	14	914	1,947
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$865	$(378)	$(2,939)
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated and Combined Financial Statements. Adjusted earnings is a performance measure that is not based on GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for a definition of such measure.
The following table presents the total assets for each of our segments and Corporate & Other:

	December 31, 2018	December 31, 2017
	(In millions)
Annuities	$141,489	$154,667
Life	$20,449	$18,049
Run-off	$32,393	$36,824
Corporate & Other	$11,963	$14,652
The following table presents our AUM by segment and Corporate & Other, which we define as our general account investments and our separate account assets.

	December 31, 2018			December 31, 2017
	Investments	Separate Accounts	Total	Investments	Separate Accounts	Total
	(In millions)
Annuities	$42,574	$91,922	$134,496	$37,606	$109,888	$147,494
Life	10,344	4,679	15,023	9,216	5,250	14,466
Run-off	30,112	1,655	31,767	29,595	3,119	32,714
Corporate & Other	151	—	151	5,921	—	5,921
Total	$83,181	$98,256	$181,437	$82,338	$118,257	$200,595
Annuities
Overview
Annuities are used by consumers for pre-retirement wealth accumulation and post-retirement income management. The “fixed” and “variable” classifications describe generally whether we or the contract holders bear the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as investment spreads for fixed products or as asset-based fees charged to variable products. Index-linked annuities allow the contract holder to participate in returns from equity indices and, in the case of Shield Annuities (as defined below), provide a specified level of market downside protection. Income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.
The following table presents the insurance liabilities of our annuity products.

	December 31, 2018			December 31, 2017
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$4,799	$91,837	$96,636	$5,111	$109,795	$114,906
Fixed Deferred	12,872	—	12,872	13,067	—	13,067
Shield Annuities	8,453	—	8,453	5,428	—	5,428
Income	4,442	85	4,527	4,451	93	4,544
Total	$30,566	$91,922	$122,488	$28,057	$109,888	$137,945
_______________

(1)	Excludes reserve liabilities for guaranteed minimum benefits (“GMxBs”) and Shield Annuity embedded derivatives.
The following table presents the relevant contributions of our annuity products to our annualized new premium (“ANP”):

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Variable	$132	$137	$231
Fixed (1)	135	49	61
Shield Annuities	324	248	166
Total	$591	$434	$458
_______________

(1)	Includes deferred, income and indexed annuities as described below.
We seek to meet our risk-adjusted return objectives in our Annuities segment through a disciplined risk-selection approach and innovative product design, balancing bottom line profitability with top line growth, while remaining focused on margin preservation. Our underwriting approach and product design take into account numerous criteria, including evolving consumer demographics and macroeconomic market conditions, offering a suite of products tailored to respond to external factors without compromising internal constraints. As an example, between 2011 and 2016 we reduced our ANP of our variable annuity contracts by approximately 90%. Beginning in 2013, we began to shift our new annuity business towards products with diversifying market and contract holder behavioral risk attributes and improved risk-adjusted cash returns. Examples of this include transitioning from the sale of variable annuities with guaranteed minimum income benefits (“GMIBs”) to the sale of variable annuities with guaranteed minimum withdrawal benefits (“GMWBs”), and our increased emphasis on our Shield Annuities, for which we had new deposits of approximately $3.2 billion, $2.5 billion and $1.7 billion for the years ended December 31, 2018, 2017 and 2016. We believe we have the product design capabilities and distribution relationships to permit us to design and offer new products meeting our risk-adjusted return requirements. We believe these capabilities will enhance our ability to maintain market presence and relevance over the long-term. We intend to meet our risk management objectives by continuing to hedge significant market risks associated with our existing annuity products, as well as new business. See “— Risk Management Strategies — Variable Annuity Statutory Reserving Requirements and Exposure Management.”
Current Products
Our Annuities segment product offerings include fixed, structured, income and variable annuities (each as described below). Our Annuities are designed to address customer needs for tax-deferred asset accumulation and retirement income and their wealth-protection concerns. In 2013, we began a shift in our business towards products with lower guaranteed minimum crediting rates, variable annuity products with less risky living benefits and increased emphasis on index-linked annuity products. Since 2014, our new sales have primarily focused on variable annuities with simplified living benefits and Shield Annuities. As a separate, publicly traded company, we believe we can continue to innovate in response to customer and distributor needs and market conditions.
Fixed Deferred Annuities
Fixed annuities address asset accumulation needs. Purchase payments under deferred fixed annuity contracts are allocated to our general account and are credited with interest at rates we determine, subject to specified guaranteed minimums. Credited interest rates are guaranteed for at least one year. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our fixed annuity contract holders’ accounts. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities. Approximately 84% of our fixed annuities have a remaining surrender charge of 2% or less.
We launched a fixed index annuity (“FIA”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) in July 2017. The FIA is a single premium fixed indexed annuity designed for growth that credits interest based on the annual performance of an index. Additionally, an optional living benefit rider is available for an additional charge, designed to provide guaranteed lifetime withdrawals.
Structured Annuities
This family of structured annuities combines certain features similar to variable and fixed annuities. Shield Annuities are a suite of single premium deferred annuity contracts that provides for accumulation of retirement savings or other long-term investment purposes. Shield annuities provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level while offering protection from a portion of declines. Rather than allocating purchase payments directly into the equity market, the customer has an opportunity to participate in the returns of a particular market index. The reserve assets are held in a book value non-unitized separate account, but the issuing insurance company is obligated to pay distributions and benefits irrespective of the value of the separate account assets. Shield Annuities offer account value and return of premium death benefits. Shield Annuities are included with variable annuities in our statutory reserve requirements and conditional tail expectations (“CTE”) estimates.
Income Annuities
Income annuities are annuity contracts under which the contract holder contributes a portion of their retirement assets in exchange for a steady stream of retirement income, lasting either for a specified period of time or as long as the life of the annuitant.
We offer two types of income annuities: immediate income annuities, referred to as “single premium immediate annuities” (“SPIAs”) and deferred income annuities (“DIAs”). Both products provide guaranteed lifetime income that can be used to supplement other retirement income sources. SPIAs are single premium annuity products that provide a guaranteed level of income to the contract holder for a specified number of years or the duration of the life of the annuitant(s) beginning during the first 13 months (in certain products longer) from the SPIA’s start date. DIAs differ from SPIAs in that they require the contract holder to wait at least 15 months before income payments commence. SPIAs and DIAs are priced based on considerations consistent with the annuitant’s age, gender and, in the case of DIAs, the deferral period. DIAs provide a pension-like stream of income payments after a specified deferral period.

Variable Annuities
We issue variable annuity contracts that offer contract holders a tax-deferred basis for wealth accumulation and rights to receive a future stream of payments. The contract holder can choose to invest purchase payments in the separate account or, if available, the general account investment options under the contract. For the separate account options, the contract holder can elect among several subaccounts that invest in internally and externally managed investment portfolios. Unless the contract holder has elected to pay for guaranteed minimum living or death benefits, as discussed below, the contract holder bears the entire risk and receives all of the net returns resulting from the investment option(s) chosen. For the general account options, Brighthouse credits the contract’s account value with the net purchase payment and credits interest to the contract holder at rates declared periodically, subject to a guaranteed minimum crediting rate. The account value of most types of general account options is guaranteed and is not exposed to market risk, because the insurance company rather than the contract holder directly bears the risk that the value of the underlying general account investments of the insurance companies may decline. At December 31, 2018, our variable annuity total account value was $96.6 billion, consisting of $91.8 billion of contract holder separate account assets and $4.8 billion of contract holder general account assets.
The majority of the variable annuities we have issued have GMxBs, which we believe make these products attractive to our customers in periods of economic uncertainty. These GMxBs must be elected by the contract holder no later than at the issuance of the contract. The primary types of GMxBs are those that guarantee death benefits payable upon the death of a contract holder (“GMDBs”) and those that guarantee benefits payable while the contract holder or annuitant is alive (“GMLBs”). There are three primary types of GMLBs: GMIBs, GMWBs, and guaranteed minimum accumulation benefits (“GMABs”). We ceased issuing GMIBs for new purchase in February 2016.
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

Variable Annuity Fees
The following table presents the fees and charges we earn on our variable annuity contracts invested in separate accounts, by type of fee:

	Years Ended December 31,
	2018	2017
	(In millions)
Mortality & Expense Fees and Administrative Fees	$1,494	$1,532
Surrender Charges	24	27
Investment Management Fees (1)	239	247
12b-1 Fees and Other Revenue (1)	263	271
Death Benefit Rider Fees	211	213
Living Benefit Riders Fees	929	937
Total	$3,160	$3,227
_______________

(1)	These fees are net of pass through amounts.
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
The following table presents account value by remaining surrender charge:

	Variable Annuities (1)
	December 31, 2018	December 31, 2017
	(In millions)
0%	$64,770	$65,294
>0 to 2%	20,300	29,564
>2% to 4%	6,422	14,218
>4% to 6%	5,021	4,801
>6%	8,635	6,763
Total	$105,148	$120,640
_______________

(1)	Shield Annuities are included with variable annuities.
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
Death Benefit Rider Fees. We may earn fees in addition to the base M&E fees for promising to pay GMDBs. The fees earned vary by generation and rider type. For some death benefits, the fees are calculated based on account value, but for enhanced death benefits (“EDBs”), the fees are normally calculated based on the Benefit Base. In general, these fees were set at a level intended to be sufficient to cover the anticipated expenses of covering claim payments and hedge costs associated with these benefits. These fees are deducted from the account value.
Living Benefit Riders Fees. We earn these fees for promising to pay guaranteed benefits while the contract holder is alive, such as for any type of GMLB (including GMIBs, GMWBs and GMABs). The fees earned vary by generation and rider type and are typically calculated based on the Benefit Base and deducted from account value. Generally, these fees are set at a level intended to be sufficient to cover the anticipated expenses of covering claim payments and hedge costs associated with these benefits.
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
We introduced our variable annuity product over 50 years ago and began offering GMIBs, which were our first living benefit riders, in 2001. The design of our more recent generations of GMIBs have been modified to reduce payouts in certain circumstances. Beginning in 2009, we reduced the minimum payments we guaranteed if the contract holder were to annuitize; in 2012 we began to reduce the guaranteed portion of account value up to a percentage of the Benefit Base (“roll-up rates”); and, after first reducing the maximum equity allocation in separate accounts, in 2011 we introduced managed volatility funds for all our GMIBs. We ceased offering GMIBs for new purchase in February 2016 and to the extent permitted, we have suspended subsequent premium payments on all but our final generation of GMIBs.
While we added GMWBs to our variable annuity product suite in 2003, we shifted our marketing focus from GMIBs to GMWBs in 2015 with the release of FlexChoiceSM, a GMWB with lifetime payments (“GMWB4L”). In the first quarter of 2018, we launched an updated version of FlexChoiceSM, “Flex Choice Access” to provide financial advisors and their clients more investment flexibility.
In 2013, we introduced Shield Annuities, which generated approximately $3.2 billion, $2.5 billion and $1.7 billion of new deposits for the years ended December 31, 2018, 2017 and 2016, respectively, representing 71%, 64% and 41% of our annuity deposits for the years ended December 31, 2018, 2017 and 2016, respectively. We intend to increase sales of Shield

Annuities due to growing consumer demand for the products. In addition, we believe that Shield Annuities may provide us with risk offset to the GMxBs offered in our traditional variable annuity products. As of December 31, 2018, there was $8.8 billion of policyholder account balances for Shield Annuities.
With the goal of continuing to diversify and better manage our in-force block, in the future we intend to focus on selling the following products:

•	variable annuities with GMWBs;

•	variable annuities without GMLBs; and

•	Shield Annuities.
The table below presents our variable and Shield Annuity deposits and ANP.

	Deposits			Annual New Premium
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In millions)
GMIB	$107	$155	$356	$11	$15	$36
GMWB (1)	858	812	1,317	86	81	132
GMAB (1)	—	—	54	—	—	5
GMDB only	353	408	574	35	41	58
Shield Annuities	3,243	2,475	1,655	324	248	166
Total	$4,561	$3,850	$3,956	$456	$385	$397
_______________

(1)	The decline in sales of GMWBs and GMABs is driven by the suspension of sales by Fidelity in 2016.
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

•
Annual Step-Up Death Benefit. Contract holders may elect, for an additional fee, the option to step up their guaranteed death benefit on any contract anniversary through age 80. The Annual Step-Up Death Benefit allows for the contract holder to lock in the high-water mark on their death benefit adjusted proportionally for any withdrawals. This death benefit may only be elected at issue through age 79. Fees charged for this benefit are usually based on account value. This death benefit pays the greater of the contract holder’s account value at the time of the claim, their total purchase payments, adjusted proportionately for any withdrawals, or the highest anniversary value, adjusted proportionally for any withdrawals.

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
The table below presents the breakdown of variable annuity guarantee account value and Benefit Base for the above described GMDBs at:

	December 31, 2018 (1)		December 31, 2017 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value / other	$2,916	$2,964	$3,320	$2,757
Return of premium	42,691	43,242	50,892	51,333
Interval reset	5,136	5,352	5,917	6,133
Annual step-up	19,926	21,965	23,835	24,211
Combination Death Benefit (2)	26,193	34,413	31,184	35,371
Total	$96,862	$107,936	$115,148	$119,805
_______________

(1)	Many of our annuity contracts offer more than one type of guarantee such that death benefit guarantee amounts listed above are not mutually exclusive to the amounts in the GMLBs table below.

(2)	Combination Death Benefit includes Compounded-Plus Death Benefit, EDBs, and FlexChoiceSM death benefit.
Guaranteed Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. Since 2001, we have offered a variety of guaranteed living benefit riders to our contract holders. Based on total account value, approximately 79% and 80% of our variable annuity block included living benefit guarantees at December 31, 2018 and 2017, respectively.
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

Contract holder behaviors around choosing a particular option cannot be predicted with certainty at the time of contract issuance or thereafter. The incidents and timing of benefit elections and the resulting benefit payments may materially differ from those we anticipate at the time we issue a variable annuity contract. As we observe actual contract holder behavior, we periodically update our assumptions with respect to contract holder behavior and take appropriate action with respect to the amount of the reserves we establish for the future payment of such benefits. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
We have employed several risk exposure reduction strategies at the product level. These include reducing the interest rates used to determine annuity payout rates on GMIBs from 2.5% to 0.5% over time, partially in response to sustained low interest rates. In addition, we increased the setback period used to determine the annuity payout rates for contract holders from seven years to 10 years. For example, a 10 year age setback would determine actual annuitization monthly payout rates for a contract holder assuming they were 10 years younger than their actual age at the time of annuitization, thereby reducing the monthly guaranteed annuity claim payments. We have also reduced the guarantee roll-up rates from 6% to 4%.
Additionally, we introduced limitations on fund selections inside variable annuity contracts. In 2005, we reduced the maximum equity allocation in the separate accounts. Further, in 2011 we introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 32% and 33% of the $56.0 billion and $67.1 billion of GMIB total account value as of both December 31, 2018 and 2017, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by re-balancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
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
The table below presents the breakdown of our variable annuity account value and Benefit Base by type of GMLBs as of December 31, 2018 and 2017.

	December 31, 2018 (1)(2)		December 31, 2017 (1)(2)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
GMIB	$55,968	$75,325	$67,110	$77,460
GMWB	2,672	2,300	3,357	2,564
GMWB4L	17,415	19,542	20,379	19,998
GMAB	600	585	737	603
Total	$76,655	$97,752	$91,583	$100,625
_______________

(1)	Many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive to the amounts in the GMDBs table above.

(2)	As of December 31, 2018 and 2017, the total account value includes investments in the general account totaling $4.8 billion and $5.1 billion, respectively.
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

The account values and NAR of contract holders by type of guaranteed minimum benefit for variable annuity contracts are summarized below.

	December 31, 2018				December 31, 2017
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$38,682	$4,064	$4,115	42.6%	$46,585	$1,796	$2,641	25%
GMIB Max w/ Enhanced DB	10,961	3,775	11	1.3%	13,035	1,850	1	0.1%
GMIB Max w/o Enhanced DB	6,324	87	2	0.42%	7,490	3	—	<0.1%
GMWB4L (FlexChoiceSM)	2,819	100	15	12.5%	2,351	—	1	1.0%
GMAB	600	17	16	27.3%	695	2	1	0.3%
GMWB	2,672	143	85	31.3%	3,355	46	13	2%
GMWB4L	14,596	558	505	27.8%	18,026	73	267	13.5%
EDB Only	3,434	955	—	N/A	4,020	453	—	N/A
GMDB Only (Other than EDB)	16,777	1,374	—	N/A	19,587	1,038	—	N/A
Total	$96,865	$11,073	$4,749		$115,144	$5,261	$2,924
_______________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-money is defined as any contract with a living benefit NAR in excess of zero.
The in-the-money and out-of-the-money account values for GMIB’s and GMWB’s at December 31, 2018 are summarized below.

	Account Value
	GMIB I & II	GMIB Plus	GMIB Max	GMWB	Total
	(Dollars in millions)
30% +	$1,624	$2,805	$3	$348	$4,780
20% to 30%	1,047	1,306	7	389	2,749
10% to 20%	1,737	1,856	33	1,401	5,027
0% to 10%	2,226	3,861	129	3,105	9,321
-10% to 0%	2,629	4,415	788	4,986	12,818
-20% to -10%	1,144	5,359	4,772	5,711	16,986
-20%+	119	8,557	11,550	4,147	24,373
Total	$10,526	$28,159	$17,282	$20,087	$76,054

The in-the-money NAR amounts for death benefits at December 31, 2018 are summarized below.

	NAR
	Account Value/Other	Annual Step-Up	Combination Death Benefit	Interval Reset	Return of Premium	Total
	(Dollars in millions)
30% +	$37	$253	$5,444	212	379	$6,325
20% to 30%	—	128	2,046	—	11	2,185
10% to 20%	6	895	673	2	61	1,637
0% to 10%	5	763	56	2	100	926
0	—	—	—	—	—	—
Total	$48	$2,039	$8,219	216	551	$11,073
Reserves
Under accounting principles generally accepted in the United States of America (“GAAP”), certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in Future Policy Benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.6 billion as of December 31, 2018, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in Policyholder Account Balances with changes reported in net derivative gains (losses). These liabilities, valued at $1.6 billion as of December 31, 2018, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses) and valued at $488 million as of December 31, 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model.

	December 31, 2018			December 31, 2017
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits (1)	Policyholder Account Balances (2)	Total Reserves
	(In millions)
GMDB	$1,305	$—	$1,305	$1,163	$—	$1,163
GMIB	2,565	1,603	4,168	2,310	1,416	3,726
GMIB Max	507	14	521	399	(243)	156
GMAB	—	(8)	(8)	—	(15)	(15)
GMWB	—	16	16	—	18	18
GMWB4L	261	17	278	277	30	307
GMWB4L (FlexChoiceSM)	—	—	—	—	5	5
Total	$4,638	$1,642	$6,280	$4,149	$1,211	$5,360
_______________

(1)	Excludes $102 million of insurance liabilities assumed from a former affiliate, which were recaptured as of January 1, 2017.

(2)	Excludes $460 million of embedded derivatives assumed from a former affiliate, which were recaptured as of January 1, 2017.
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity market volatility, or interest rates. Carrying values are also affected by our assumptions around mortality, separate account returns and policyholder behavior, including lapse, annuitization and withdrawal rates. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk.” Furthermore, changes in policyholder behavior assumptions can result in additional changes in accounting estimates.
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
The following table presents the insurance liabilities of our life insurance products.

	December 31, 2018			December 31, 2017
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,544	$—	$2,544	$2,444	$—	$2,444
Whole	2,400	—	2,400	2,192	—	2,192
Universal	2,111	—	2,111	2,052	—	2,052
Variable	1,075	4,679	5,754	1,124	5,250	6,374
Total	$8,130	$4,679	$12,809	$7,812	$5,250	$13,062
The following table presents the relevant contributions of our life insurance products, excluding universal life with secondary guarantees (“ULSG”), to our ANP:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Term	$3	$12	$53
Whole	2	15	75
Total Traditional	5	27	128
Universal	2	6	19
Variable	—	3	11
Total Universal and Variable	2	9	30
Total Life (Excluding ULSG)	$7	$36	$158
The following table presents our in-force face amount and direct premiums received, respectively, for the life insurance products that we offer:

	In-Force Face Amount		Premiums
	December 31,		December 31,
	2018	2017	2018	2017
	(In millions)
Term	$433,058	$453,804	$698	$750
Whole (1)	$21,804	$23,204	$477	$508
Universal	$14,827	$15,617	$207	$234
Variable	$42,055	$44,897	$253	$292
_______________
(1) Participating whole life business written from 2013 to the first quarter of 2017 is 90% coinsured to a former affiliate.

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
Universal Life
Universal life products provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be added to the cash value of the policy and credited with a stated interest rate. This structure gives policyholders flexibility in the amount and timing of premium payments, subject to tax guidelines. Consequently, universal life policies can be used in a variety of different ways. We may market universal life policies focused on cash accumulation within the policy; this can be accessed later via surrender, withdrawals, loans or ultimate payment of the death benefit. Our policies may feature limited surrender charges and low initial compensation related to policy expenses, compared to our competitors.
Whole Life
Although we have a significant in-force book of whole life policies, we suspended new sales of participating whole life and conversions into participating whole life beginning with the first quarter of 2017. Whole life products provide a guaranteed death benefit in exchange for a guaranteed level premium for a specified period of time in order to maintain coverage for the life of the insured. Whole life products also have guaranteed minimum cash surrender values. Our in-force whole life products provide for participation in the returns generated by the business, delivered to the policyholder in the form of non-guaranteed dividend payments. The policyholder can elect to receive the dividends in cash or to use them to increase the paid-up policy death benefit or pay the required premium. They can also be used for other purposes, including payment of loans and loan interest. The versatility of whole life allows it to be used for a variety of purposes beyond just the primary purpose of death benefit protection. With our in-force policies, the policyholder can withdraw or borrow against the policy (sometimes on a tax favored basis). In November 2017, we launched a non-participating conversion whole life product that is available for term and group conversions and to satisfy other contractual obligations.
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
Run-off
This segment consists of operations related to products which we are not actively selling, and which are separately managed, including structured settlements, pension risk transfer contracts, company-owned life insurance (“COLI”) policies, funding agreements and ULSG. With the exception of ULSG, these legacy business lines were not part of MetLife’s former Retail segment but were issued by certain of the legal entities that are now part of Brighthouse. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview.”
The following table presents the insurance liabilities of our annuity contracts and life insurance policies which are reported in our Run-off segment:

	December 31, 2018			December 31, 2017
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Annuities (1)	$10,575	$16	$10,591	$11,908	$18	$11,926
Life (2)	14,745	1,639	16,384	15,118	3,100	18,218
Total	$25,320	$1,655	$26,975	$27,026	$3,118	$30,144
_______________

(1)	Includes $3.7 billion and $3.9 billion of pension risk transfer general account liabilities at December 31, 2018 and 2017, respectively.

(2)	Includes $13.9 billion and $14.1 billion of general account liabilities associated with the ULSG business at December 31, 2018 and 2017, respectively.
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
Risk Management Strategies
Variable Annuity Statutory Reserving Requirements and Exposure Management
We are required to calculate the statutory reserves which support our variable annuity products in conformity with Valuation Manual Chapter 21 for 2017 and later new issues and Actuarial Guideline 43 for earlier issues (collectively, “AG 43”) issued by the National Association of Insurance Commissioners (“NAIC”). The principal components of AG 43 are a deterministic calculation based on a single standard scenario (“Standard Scenario”) and a calculation utilizing stochastic scenario analysis across a set of capital market scenarios, referred to as CTE. AG 43 requires that we carry reserves for our variable annuity contracts that include the greater of the amount determined under the Standard Scenario or CTE.
The Standard Scenario reflects an instantaneous drop in account values followed by a recovery in each case using returns specified in AG 43. Unlike CTE, which is calculated on an aggregate basis, the Standard Scenario is a seriatim (policy-by-policy) calculation which does not permit deficiencies for certain contracts to be offset by redundancies in other contracts. In addition, the Standard Scenario has prescribed assumptions, including those for policyholder behavior, which we believe to be conservative when applied to GMIB products.
CTE is a statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities by averaging the worst “x” percent of a set of stochastic capital market scenarios used, which is commonly described as CTE100 less “x.” The CTE calculation under AG 43 represents the result derived from the worst 30% of these stochastic scenarios, or “CTE70.” Although the NAIC does not specify the exact scenarios used, it has issued guidelines that must be complied with when selecting the scenarios used.
The results of the Standard Scenario and CTE70 calculations under AG 43 may differ materially. We held $7.1 billion of statutory reserves, including voluntary reserves, to support our variable annuity products at December 31, 2018.
On August 7, 2018, the NAIC approved the framework for variable annuity reserve and capital reform, which includes modifications to the calculation of RBC. See “— Regulation — Insurance Regulation — NAIC.” Under this approach, a total asset requirement (“TAR”) is determined by estimating the amount of assets that are currently required in order to satisfy contract holder obligations across a set of capital market scenarios. For capital and risk management purposes, we target a level of assets between CTE95 and CTE99 (each defined as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst five percent and one percent of a set of capital market scenarios over the life of the contracts, “CTE95” and “CTE99,” respectively). In the third quarter of 2018, we incorporated our best estimate interpretation of the new NAIC framework in our management metrics used for capital and risk management. We expect to continue to maintain exposure risk management programs that result in total assets supporting our variable annuity contracts at or above the “CTE98” level (defined as the amount of assets required to satisfy contract holder obligations across market environments in the average of the worst two percent of a set of capital market scenarios over the life of the contracts) in normal market conditions, and in excess of the CTE95 level in most plausible stressed market conditions. For statutory reporting purposes, we will incorporate the new framework when permitted by our state regulators. We expect this to begin at the earliest for year end 2019 and may be gradually phased in over a couple of years.
We refer to our target level of TAR assets as our “Variable Annuity Target Funding Level.” We intend to manage our Variable Annuity Assets at or above our Variable Annuity Target Funding Level of CTE98 in normal markets. Our CTE98 target level at December 31, 2018 was $11.3 billion and total Variable Annuity Assets were $11.7 billion, or approximately $0.3 billion above CTE98. The growth in Variable Annuity Assets since December 31, 2017 is principally driven by gains on derivative instruments recognized in the fourth quarter of 2018, capital contributions and the positive cash flows generated by our variable annuity business as the fees earned are only partially offset by claims and expenses. Assets may be above the CTE98 level as part of our hedging strategy of using out-of-the-money derivatives. Additionally, under stressed conditions, we intend to allow the Variable Annuity Assets to range between a variable annuity hedging target floor level of CTE95 and CTE98. This is consistent with our VA hedging strategy of protecting a floor level of assets at or above CTE95 under market stress and thereafter building back to a CTE98 level through retained statutory results and capital actions.
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

The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program.

		December 31, 2018			December 31, 2017
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,928	$470	$29	$14,586	$899	$378
	Interest rate futures	54	—	—	282	1	—
	Interest rate options	10,500	94	—	20,800	68	27
Equity market	Equity futures	170	—	—	2,713	15	—
	Equity index options	43,985	1,365	1,202	47,066	793	1,663
	Equity variance swaps	5,574	80	232	8,998	128	430
	Equity total return swaps	3,920	280	3	1,767	—	79
	Total	$72,131	$2,289	$1,466	$96,212	$1,904	$2,577
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
The principal components of our exposure risk management strategy are described in further detail below:

•
Variable Annuity Assets - This includes both derivative assets and non-derivative assets. We intend to continue to hold non-derivative assets supporting our variable annuity contracts to sustain asset adequacy during modest market downturns without substantial reliance on gains on derivative instruments and accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. At December 31, 2018, we held derivative and non-derivative assets in excess of the CTE98 level.

•
Hedge Target - We focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete variable annuity contract holder account values, and may increase long-term variable annuity guarantee claims. When we determine hedges to hold for this risk, we consider the fact that our obligations under Shield Annuity contracts decrease in falling equity markets when variable annuity guarantee obligations increase and increase in rising equity markets when variable annuity guarantee obligations decrease. Additionally, we believe that holding longer dated assets including derivative instruments is consistent with the long-term nature of our variable annuity contract guarantees. We believe this will result in our being less exposed to the risk that we will be unable to roll-over expiring derivative instruments into new derivative instruments consistent with our hedge strategy on economically attractive terms and conditions. Over time, we expect our variable annuity exposure management strategy will allow us to reduce net hedge costs and increase long-term value for our shareholders for various reasons, including:

•
Protect against more significant market risks. Protecting against larger market movements can be achieved at a lower cost through the use of derivatives with strike levels that are below the current market level, referred to as “out-of-the-money.” These derivatives, typically, require a lower premium outlay than those with strike levels at the current market level, known as “at the money.” However, they may result in higher bid-ask spread or trading cost, if frequently re-balanced. Additionally, we believe a strategy using primarily options will produce fewer losses from extreme realized volatility over a compressed time period, with potentially multiple up and down-market movements, referred to as “gamma losses.”

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
Variable Annuity Sensitivities
Set forth below are several tables related to our variable annuity block: (i) sensitivity of our Variable Annuity Assets above CTE98 to instantaneous changes in equity markets and interest rates; (ii) CTE98 peak level over time; (iii) Variable Annuity statutory distributable cash flows over three and five years across five capital market scenarios; (iv) the present value of Variable Annuity product cash flows (including hedging results) over the next fifty years across five capital market scenarios and (v) sensitivity of GAAP net income. All of these tables reflect our current best estimate of the interaction impacts between our variable annuity guarantees and Shield Annuities.
Sensitivity of Variable Annuity Assets Above CTE98
The following table estimates the impact of various instantaneous changes in equity markets and interest rates, assuming implied volatility is held constant with respect to market levels at December 31, 2018 on the estimated Variable Annuity Assets supporting our variable annuity contracts, as well as on the corresponding resulting CTE9x level. It does not reflect an increase in total asset requirements as the block of business seasons over time. For purposes of the table we have estimated the impacts of these equity market and interest rate changes on our (i) variable annuity contract liabilities as of December 31, 2018; and (ii) Variable Annuity Assets consisting of derivative instruments as of December 31, 2018. The impacts presented below are not representative of the aggregate changes that could result if a combination of such changes to equity markets and interest rates occurred. The combined impacts of equity and interest rate movements may differ from the sum of their individual sensitivities.

	Estimated at December 31, 2018
	Equity Market (S&P 500)									Interest Rates
	(40)%	(25)%	(10)%	(5)%	Base	5%	10%	25%	40%	(1)%	1%
Variable Annuity Assets Backing TAR	(Dollars in billions)
Variable Annuity Assets (1)	$18.5	$15.7	$13.1	$12.4	$11.7	$11.1	$10.6	$9.5	$8.7	$13.5	$10.8
Corresponding CTE9x level (2)	CTE97+	CTE98	CTE98+	CTE98+		CTE98+	CTE98+	CTE98+	CTE98+	CTE97+	CTE98+
_______________

(1)	Variable Annuity Assets backing TAR related specifically to reserve and target risk capital.

(2)	Reflects the nearest CTE level that the Variable Annuity Assets are equal to or exceed.
CTE98 Peak Levels
Based on our Base Case Scenario (as defined below), we believe the Variable Annuity Target Funding Level for our variable annuity in-force book (“VA In-Force”) will continue to increase over time until it approaches its peak level in approximately 7 years. We believe this to be typical of most insurance liabilities, where reserves or reserves and required capital, combined as total asset requirements, increase as the block of business seasons over time until it reaches maturity. After maturity, total asset requirements decline, thereby permitting a release of assets and an increase to retained capital and surplus. Assuming our Base Case Scenario, as of December 31, 2018, our Variable Annuity Target Funding Level was approximately 97% of the estimated peak level of our total Variable Annuity Asset requirements. By December 31, 2023, we believe that we will be holding approximately 99% of the expected peak Variable Annuity Target Funding Level as shown in the following table:

	2018	2023	2025	2028
	(Dollars in billions)
Variable Annuity Target Funding Level (CTE98)	$11.3	$11.5	$11.6	$10.9
Percent of peak Variable Annuity Target Funding Level	97%	99%	100%	93%
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
The following table is based on Scenario 4 (as defined below). We believe this helps represent the impact that aging has on the Variable Annuity Target Funding Level, which is growth that occurs in the CTE98 requirement assuming separate account funds earn modest premium to risk-free rates and interest rates follow the forward curve. We estimate this impact to be approximately $850 million per year through 2023, declining to approximately $500 million per year through 2025.

	2018	2023	2025	2028
	(Dollars in billions)
Variable Annuity Target Funding Level (CTE98)	$11.3	$15.6	$16.6	$16.2
Percent of peak Variable Annuity Target Funding Level	68%	94%	100%	97%
Sensitivity of Cash Flows
We present five scenarios to illustrate our projected sensitivity of variable annuity distributable earnings and the total present value of cash flows to different potential equity market and interest rate levels. We refer to one such scenario as the “Base Case Scenario.” The Base Case Scenario is representative of relatively stable future market conditions, growing at rates that have historically been observed in U.S. capital markets. As a result, while the Base Case Scenario may be no more or less probable than any of the other illustrative scenarios, for the purpose of establishing certain financial targets, management utilizes the Base Case Scenario.

Assumptions
Base Case Scenario	Separate Account Returns: 6.5% Interest Rate Yields: mean reversion of 10 Year UST to 4.25% over 10 years
Scenario 2	Separate Account Returns: 9.0% Interest Rate Yields: mean reversion of 10 Year UST to 4.25% over 10 years
Scenario 3	Separate Account Returns: 4.0% Interest Rate Yields: mean reversion of 10 Year UST to 4.25% over 10 years
Scenario 4	Separate Account Returns: 4.0% Interest Rate Yields: follows the forward U.S. Treasury and swap interest rate curve as of December 31, 2018.
Scenario 5	Separate Account Returns: (25)% shock to equities, then 6.5% separate account return Interest Rate Yields: 10-year U.S. Treasury interest rates drop to 1.5%, and increase to 1.7% over 10 years
The tables below estimate the impact of distributable statutory cash flow from our variable annuity business for both the three and five annual periods beginning December 31, 2018, under the above defined five capital market scenarios. These values are presented on a pre-tax basis. Effective year end 2017, we made certain tax elections related to our variable annuity hedging program to better align recognition of taxes on hedge gain (loss) with the longer-term nature of the hedges and reduce any potential tax friction impacts due to the difference in the amount of tax reserves and the hedge target based on CTE95. The Company believes statutory distributable cash flows from our variable annuity business in the Base Case Scenario continues to support our capital return target.

	For the Three Years Ending December 31, 2019 to December 31, 2021
	Base Case Scenario	Scenario 2	Scenario 3	Scenario 4	Scenario 5
	(In billions)
Fees	$8.0	$8.2	$7.9	$7.9	$7.1
Hedge gains (losses) (including Shield net impact)	(3.8)	(5.0)	(2.6)	(2.6)	5.0
Benefits and expenses	(3.6)	(3.6)	(3.7)	(3.7)	(4.0)
Investment income	1.4	1.3	1.4	1.4	1.4
Impact of (increase) decrease in CTE95	(0.3)	1.8	(2.4)	(3.1)	(10.0)
Subtotal	1.7	2.7	0.6	(0.1)	(0.5)
(Increase) decrease in assets to fund hedge target (1)	(0.1) - (1.1)	(0.1) - (1.1)	(0.1) - (0.6)	0.1	0.5
Variable annuity distributable earnings	0.6 - 1.6	1.6 - 2.6	0.0 - 0.5	$—	$—
_______________
(1) This range is consistent with our approach to managing our variable annuity total assets between $2-3 billion above CTE95. CTE95 is the floor amount of Variable Annuity Assets that we protect under market stress, while targeting CTE98 or higher in normal markets.

	For the Five Years Ending December 31, 2019 to December 31, 2023
	Base Case Scenario	Scenario 2	Scenario 3	Scenario 4	Scenario 5
	(In billions)
Fees	$12.5	$12.8	$12.1	$12.1	$11.1
Hedge gains (losses) (including Shield net impact)	(5.5)	(7.3)	(3.6)	(3.5)	3.4
Benefits and expenses	(5.9)	(5.7)	(6.1)	(6.2)	(7.0)
Investment income	2.5	2.2	2.7	2.6	2.6
Impact of (increase) decrease in CTE95	(0.6)	2.6	(3.8)	(4.7)	(10.3)
Subtotal	3.0	4.6	1.3	0.3	(0.2)
(Increase) decrease in assets to fund hedge target (1)	(0.1) - (1.1)	(0.1) - (1.1)	(0.1) - (1.1)	(0.1) - (0.3)	0.2
Variable annuity distributable earnings	1.9 - 2.9	3.5 - 4.5	0.2 - 1.2	0.0 - 0.2	$—
_______________
(1) This range is consistent with our approach to managing our variable annuity total assets between $2-3 billion above CTE95. CTE95 is the floor amount of Variable Annuity Assets that we protect under market stress, while targeting CTE98 or higher in normal markets.
The table below presents, under these five scenarios, the present value over the lifetime of the existing variable annuity block at a 4% discount rate of anticipated revenues net of reasonable expenses and hedge costs, without reflecting the effect of capital and reserving requirements on the cash flows of this business. The Company believes that its current level of Variable Annuity Assets is sufficient to support the total present value of pre-tax cash flows across all scenarios presented.

	Estimated at December 31, 2018
	Base Case Scenario	Scenario 2	Scenario 3	Scenario 4	Scenario 5
	(In billions)
Present value of cash flows	$1.8	$9.1	$(4.9)	$(5.9)	$(8.9)
Present value of hedge gains (losses) (including Shield net impact)	(6.7)	(10.3)	(3.7)	(4.3)	0.6
Total present value of cash flows pre-tax	(4.9)	(1.2)	(8.6)	(10.2)	(8.3)
Variable Annuity Assets	11.7	11.7	11.7	11.7	11.7
Total (including Variable Annuity Assets)	$6.8	$10.5	$3.1	$1.5	$3.4

Sensitivity of GAAP Net Income
The primary drivers of GAAP liability sensitivity to changes in capital markets are Variable Annuity and Shield embedded derivatives carried at fair value. The following table estimates the GAAP net income impact, on a post-tax basis, of various instantaneous changes in equity markets and interest rates, assuming implied volatility is held constant with respect to market levels at December 31, 2018 on the derivative instruments in our Variable Annuity Assets and the GAAP embedded derivative liabilities, excluding the impacts of changes in our non-performance risk and risk margin. The impacts presented below are not representative of the aggregate changes that could result if a combination of such changes to equity markets and interest rates occurred. The changes exclude any other GAAP impacts, including but not limited to the sensitivity of DAC and guarantees accounted for as insurance to changes in capital markets.

	Estimated at December 31, 2018
	Equity Market (S&P 500)									Interest Rates
	(40)%	(25)%	(10)%	(5)%	Base	5%	10%	25%	40%	(1)%	1%
	(In billions)
Net impact of the above on variable annuity GAAP net income (loss)	$4.0	$2.5	$0.9	$0.5	$—	$(0.4)	$(0.7)	$(1.5)	$(2.0)	$0.3	$0.2
Additional Assumptions Underlying Sensitivities for Variable Annuities
The preceding sensitivities and scenarios discussed in this sensitivities section (the “Analyses”) are estimates and are not intended to predict the future financial performance of our variable annuity hedging program or to represent an opinion of market value. They were selected for illustrative purposes only and they do not purport to encompass all of the many factors that may bear upon a market value and are based on a series of assumptions as to the future. It should be recognized that actual future results may differ from those shown, on account of changes in the operating and economic environments and natural variations in experience. The results shown are presented as of December 31, 2018 and no assurance can be given that future experience will be in line with the assumptions made.
Additionally, neither the NAIC nor any state insurance department has promulgated guidelines around the method and format of scenarios an insurance company must use in its CTE calculations. As a result, the assumptions underlying these Analyses and the CTE measures we apply may differ from those followed or developed by other insurance companies. See “Risk Factors — Risk Related to Our Business — Our analyses of scenarios and sensitivities utilized in connection with our variable annuity risk management strategies involve significant estimates based on assumptions that may result in material differences in actual outcomes compared to the sensitivities calculated under such scenarios.”
Additionally, in the modeling supporting our Analyses, we use seriatim calculations, that is, each individual annuity contract is considered.
ULSG Market Risk Exposure Management
The ULSG block includes the business that resides in our operating insurance companies and the portion of it that is ceded to Brighthouse Reinsurance Company of Delaware (“BRCD”) for providing redundant, non-economic reserve financing support. The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) as the basis for setting our ULSG asset requirement target for BRCD. For the business that remains in the operating companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate interest rate exposures associated with these liabilities by holding ULSG Assets to closely match our ULSG Target under different interest rate environments. “ULSG Assets” are defined as (i) total general account assets in the operating companies and BRCD supporting statutory reserves and capital and (ii) interest rate derivative instruments dedicated to mitigating ULSG interest rate exposures. At December 31, 2018, the statutory reserves for the ULSG business (in our operating companies and BRCD) were $22.0 billion supported by approximately $7.0 billion of reserve financings in BRCD, and GAAP reserves were $12.0 billion.

Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases. Likewise, if interest rates rise, our ULSG Target declines. Given this profile, we maintain a dedicated interest rate risk mitigation program, composed of interest rate derivatives (the “ULSG Hedge Program”), which we may rebalance periodically to preserve a risk mitigation profile consistent with our objectives. The ULSG Hedge Program prioritizes the ULSG Target (comprised of ULSG CFT and statutory considerations), with less emphasis on mitigating GAAP net income volatility. This could increase the period-to-period volatility of net income and equity due to differences in the sensitivity of the ULSG Target and GAAP liabilities to the changes in interest rates. This mitigation strategy enables us to better protect statutory capitalization of BRCD from potential losses due to an increase in our ULSG Target under lower interest rate conditions. Conversely, we may allow for lower realization of gains as the ULSG Target declines in moderately rising interest rate environments, in order to limit the cost of this risk mitigation strategy. We intend to maintain an adequate amount of liquid investments in our investment portfolio supporting our ULSG book to support any contingent collateral posting requirements from our ULSG Hedge Program.
We closely monitor the sensitivity of our ULSG Assets and ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2018, BRCD assets exceed the ULSG CFT requirement. In addition, our hedge portfolio is designed to help us maintain ULSG Assets above the ULSG Target when interest rates decline.
The following table shows the sensitivity of GAAP net income, on a post-tax basis, due to the ULSG hedging strategy, representing instantaneous changes in interest rates. GAAP ULSG policy reserves are relatively insensitive to interest rate movements. As a result, the sensitivity of ULSG GAAP net income largely consists of changes in the fair value of the ULSG Hedge Program, as depicted in the following table as of December 31, 2018.

	Estimated at December 31, 2018
	Interest Rates
	(2.0)%	(1.5)%	(1.0)%	(0.5)%	Base	0.5%	1.0%	1.5%	2.0%
	(In billions)
Impacts due to ULSG Hedge Program (1)	$2.3	$1.5	$0.8	$0.3	$—	$(0.3)	$(0.5)	$(0.7)	$(0.9)
The preceding sensitivities discussed in this section are estimates and are not intended to predict the future financial performance of our ULSG Hedge Program or to represent an opinion of market value. They were selected for illustrative purposes only and they do not purport to encompass all of the many factors that may bear upon a market value and are based on a series of assumptions as to the future. It should be recognized that actual future results may differ from those shown, on account of changes in the operating and economic environments and natural variations in experience. The results shown are presented as of December 31, 2018 and no assurance can be given that future experience will be in line with the assumptions made.
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
The following table presents our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers as of December 31, 2018.

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc	$2,313	A+
The Travelers Co (2)	637	A++
RGA	324	A+
Munich Re	248	A+
AXA	238	B+
Swiss Re	238	A+
SCOR	190	A+
Voya Financial, Inc.	154	A
Aegon NV	151	A+
Other	381
Total	$4,874
_______________

(1)
These financial strength ratings are the most currently available for our reinsurance counterparties, while the companies listed are the parent companies to such counterparties, as there may be numerous subsidiary counterparties to each listed parent.

(2)	Relates to a block of workers compensation insurance policies reinsured in connection with MetLife’s acquisition of The Travelers Insurance Company from Citigroup.
 In addition, in 2000, a block of long-term care policies was sold to Genworth Life Insurance Company and Genworth Life Insurance Company of New York in an indemnity reinsurance transaction with a reinsurance recoverable of $6.6 billion at December 31, 2018. See “Risk Factors — Risks Related to Our Business — If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.” The most currently available financial strength rating is B- for both of these Genworth insurance companies.
Affiliated Reinsurance

Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Delaware. Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “Regulation — Insurance Regulation.”
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
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
Execution of our Strategy - Increasing Penetration
It is fundamental to our distribution strategy that we be among the most important manufacturers to each of our most productive distribution partners. Our objective is to be one of the top annuity and life insurance product manufacturers for our strategic and focus distribution partners. In furtherance of our strategy, we seek to differentiate ourselves from our competitors by providing our most productive distributors with focused product, sales and technology support through our approximately 20 strategic relationship managers (“SRMs”) and in excess of 200 internal and external wholesalers.
Strategic Relationship Managers
Our SRMs serve as the principal contact for our largest annuity and life insurance distributors and coordinate the relationship between Brighthouse and the distributor. SRMs provide an enhanced level of service to partners that require more resources to support their larger distribution network. SRMs are responsible for tracking and providing our key distributors with sales and activity data. They participate in business planning sessions with our distributors and are critical in providing us with insights into the product design, education and other support requirements of our principal distributors. They are also responsible for addressing proactively relationship issues with our distributors.
Wholesalers
Our wholesalers are licensed sales representatives who are responsible for providing our distributors with product support and facilitating the ease with which our distributors and customers do business with us. Our wholesalers are organized into internal wholesalers and external wholesalers. Approximately 100 of our wholesalers, which we refer to as internal wholesalers, support our distributors from our Charlotte, North Carolina corporate center where they are responsible for providing telephonic and online sales support functions. Our approximately 100 field sales representatives, which we refer to as external wholesalers, are responsible for providing on site face-to-face product and sales support to our distributors. The external wholesalers generally have responsibility for a specific geographic region. In addition, we also have wholesalers dedicated to Primerica and MassMutual.
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
Relative Channel Importance and Related Data
Our annuity and life insurance products are distributed through a diverse network of distribution relationships. In the tables below, we show the relative percentage of new premium production by our principal distribution channels for our annuity and life insurance products.

The table below presents the percentage of ANP of our annuity products by distribution channel.

	Year Ended December 31, 2018
	Percentage of ANP
Channel	Variable	Fixed	Shield Annuities	Fixed Indexed Annuity	Total
Banks/financial institutions	2%	1%	16%	—%	19%
National brokerage firms	1%	1%	3%	—%	5%
Regional brokerage firms	1%	1%	1%	—%	3%
Independent financial planners	17%	2%	33%	19%	71%
Other	1%	—%	1%	—%	2%
Our top five distributors of annuity products produced 39%, 8%, 6%, 5% and 4% of our ANP of annuity products for the year ended December 31, 2018.
The table below presents the percentage of ANP of our life insurance policies by distribution channel.

Year Ended December 31, 2018
Channel	Percentage of ANP
Brokerage general agencies	76%
Financial intermediaries	19%
General agencies	5%
Our top five distributors of life insurance policies produced 23%, 12%, 11%, 11% and 9% of our LIMRA (Life Insurance Marketing and Research Association) production of life insurance policies for the year ended December 31, 2018.

Regulation

Overview
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
Each of our insurance subsidiaries is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York, and NELICO is licensed in all U.S. states and the District of Columbia. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Our insurance subsidiaries, Brighthouse Life Insurance Company, BHNY and NELICO, are domiciled in Delaware, New York and Massachusetts, respectively, and regulated by the Delaware Department of Insurance, the New York State Department of Financial Services (“NYDFS”) and the Massachusetts Division of Insurance, respectively. In addition, BRCD, which provides reinsurance to our insurance subsidiaries, is domiciled in Delaware and regulated by the Delaware Department of Insurance.
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

•	regulating advertising and marketing of insurance products;

•	protecting privacy;

•	establishing statutory capital (including RBC) reserve requirements and solvency standards;

•	specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

Each insurance subsidiary is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities. These subsidiaries must also file, and in many jurisdictions and for some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.
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
Under the Delaware Insurance Code, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends paid in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Code, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

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
See “Risk Factors — Capital-Related Risks — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Primary Sources of Liquidity and Capital — Dividends and Returns of Capital from Insurance Subsidiaries” for further information regarding such limitations.

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
One such initiative is 2010’s Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effected the most far-reaching overhaul of financial regulation in the U.S. in decades. Dodd-Frank established the Federal Insurance Office (“FIO”) within the Department of the Treasury, which has the authority to participate in the negotiations of international insurance agreements with foreign regulators for the United States, as well as to collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. While the FIO does not have general supervisory or regulatory authority over the business of insurance, it performs various functions with respect to insurance, including serving as a non-voting member of the Financial Stability Oversight Council (“FSOC”) and making recommendations to the FSOC regarding which insurers should be subject to more stringent standards as systemically important financial institutions.
Dodd-Frank established a new insolvency regime that, under certain circumstances, financial institutions such as Brighthouse would be compelled to undergo liquidation with the Federal Deposit Insurance Corporation (“FDIC”) as receiver. This new regime, however, did not change existing state laws requiring an insurance company, such as Brighthouse Life Insurance Company, BHNY or NELICO, that becomes insolvent or is in danger of defaulting on its insurance obligations to be rehabilitated or liquidated with the state’s insurance regulator appointed as receiver. In an FDIC-managed liquidation, the holders of such company’s debt could in certain respects be treated differently than they would be had the liquidation occurred under the Bankruptcy Code. As required by Dodd-Frank, the FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios.
On September 22, 2017, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a bilateral covered agreement on insurance and reinsurance with the European Union (the “Covered Agreement”), which addresses, among other things, reinsurance collateral requirements and insurance group supervision. In connection with the announcement of its signature, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative released a “Statement of the United States on the Covered Agreement with the European Union” (the “Policy Statement”). To comply with the terms of the Covered Agreement, the Policy Statement encourages each U.S. state to adopt applicable credit for reinsurance laws and regulations and to phase out the amount of collateral required for full credit for reinsurance cessions to European Union (“EU”) reinsurers. It also states that the U.S. expects that the group capital calculation under development by the NAIC will satisfy the Covered Agreement’s group capital assessment requirement. The Covered Agreement is to be fully applicable to the U.S. and the EU 60 months after signature. However, some parts of the agreement are subject to further procedural requirements, and so full implementation of the Covered Agreement may occur, if at all, only after a significant period of time. In anticipation of the United Kingdom’s withdrawal from the EU (commonly referred to as “Brexit”), on December 18, 2018, the U.S. Department of the Treasury and the Office of the U.S. Trade Representative entered into a substantially similar bilateral covered agreement on insurance and reinsurance with the United Kingdom and released a similar policy statement.
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
In December 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions broaden the assessment base for long-term care insurance insolvencies to include both life and health insurers, provide for the inclusion of HMOs in the assessment base, and include no change to the premium tax offset. Several states are now considering legislation to codify these changes into law, and more states are expected to consider legislation in their 2019 legislative sessions.
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
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states. During the years ended December 31, 2018, 2017 and 2016, Brighthouse Life Insurance Company, BHNY and NELICO did not receive any material adverse findings resulting from state insurance department examinations of them or their respective insurance subsidiaries.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have had investigations or inquiries relating to sales and/or administration of individual life insurance policies, annuities or other products by Brighthouse Life Insurance Company, BHNY and NELICO. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner.
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
NAIC
The NAIC is an organization, whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
In 2015, the NAIC commissioned an initiative to identify changes to the statutory framework for variable annuities that can remove or mitigate the motivation for insurers to engage in captive reinsurance transactions. In September 2015, a third-party consultant engaged by the NAIC provided the NAIC with a preliminary report identifying motivations for using variable annuity captives. In August 2016, the third-party consultant released several sets of recommendations regarding AG 43 and Life Risk Based Capital Phase II Instructions (“RBC C3 Phase II”) reserve requirements. These recommendations generally focus on (i) mitigating the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) removing the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitating greater harmonization across insurers and their products for greater comparability. After considering recommendations from the third-party consultant and industry, the NAIC requested the third-party consultant to undertake a study to evaluate and parameterize the recommended structural revisions further. That work occurred between February and October 2017, and in December 2017, the third-party consultant issued a report containing 28 recommended revisions to AG 43 and RBC C3 Phase II reserve requirements. Over the next few months, the NAIC held multiple public conference calls to allow state insurance regulators, industry representatives, actuaries and the third-party consultant to discuss and refine the proposed recommendations. In July 2018, the regulators on the NAIC working group and committee overseeing the revised framework proposal reached consensus on the proposed recommendations and presented such revisions for adoption by the NAIC Executive and Plenary (the “Plenary”), a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee. On August 7, 2018 the Plenary formally approved the revised framework proposal as amended by the regulators during their discussion. Since adoption by the Plenary, other NAIC working groups and task forces have been working on drafting specific revisions to AG 43 and RBC C3 Phase II reserve requirements in order to implement the agreed-upon recommendations. The adopted framework will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Risk Related to Our Business — Our analyses of scenarios and sensitivities utilized in connection with our variable annuity risk management strategies involve significant estimates based on assumptions that may result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our insurance subsidiaries’ RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries was in excess of RBC levels required by regulators.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and New York enacted legislation adopting PBR in December 2018. At the same time, the NYDFS adopted a temporary regulation to implement PBR while it develops a final regulation. PBR legislation was signed into law in Massachusetts in January 2019. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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

Surplus and Capital; Risk-Based Capital
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries was in excess of each of those RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
Regulation of Investments
Each of our insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limits the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2018.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
On February 16, 2017, the NYDFS announced the adoption of a new cybersecurity regulation for financial services institutions, including banking and insurance entities, under its jurisdiction. The new regulation became effective on March 1, 2017 and was implemented in stages. Among other things, this new regulation requires these entities to establish and maintain a cybersecurity program designed to protect consumers’ private data. The new regulation specifically provides for: (i) implementation and maintenance of, and a governance framework for overseeing, the cybersecurity program and a cybersecurity policy based on a risk assessment conducted periodically; (ii) development of access controls and other technology standards for data protection, and the monitoring and testing of the cybersecurity program, in accordance with the entity’s risk assessment; (iii) implementation of policies and procedures designed to ensure the security of private data accessible to or held by third-party service providers; (iv) minimum standards for cyber breach responses, including an incident response plan, preservation of data to respond to such breaches, and notice to NYDFS of material events; and (v) annual certifications of regulatory compliance to the NYDFS. In addition to New York’s cybersecurity regulation, the NAIC adopted the Insurance Data Security Model Law in October 2017. Under the model law, companies that are compliant with the NYDFS cybersecurity regulation are deemed also to be in compliance with the model law. The purpose of the model law is to establish standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the model laws and additional states are considering it in 2019.

Department of Labor and ERISA Considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and retirement accounts and individual retirement annuities (“IRAs”), as well as individual retirement annuities sold to individuals that are subject to the Employee Retirement Security Act (“ERISA”) or the Internal Revenue Code of 1986, as amended (the “Tax Code”). Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries of a Plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
On July 11, 2016, the DOL, the IRS and the PBGC proposed revisions to the Form 5500, the form used for ERISA annual reporting. The DOL included the proposed revisions in its Fall 2017 regulatory agenda released December 14, 2017. The revisions affect employee pension and welfare benefit plans, including our ERISA plans and require audits of information, self-directed brokerage account disclosure requirements and additional extensive disclosure. Efforts to finalize the proposed revisions have been suspended. We cannot predict the effect these proposals, if enacted, will have on our business, or what other proposals may be made, what legislation may be introduced or enacted or the impact of any such legislation on our results of operations and financial condition.
In addition, the DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. On January 5, 2000, the Secretary of Labor issued final regulations indicating, in cases where an insurer has issued a policy backed by the insurer’s general account to or for an employee benefit plan, the extent to which assets of the insurer constitute plan assets for purposes of ERISA and the Tax Code. The regulations apply only with respect to a policy issued by an insurer on or before December 31, 1998 (“Transition Policy”). No person will generally be liable under ERISA or the Tax Code for conduct occurring prior to July 5, 2001, where the basis of a claim is that insurance company general account assets constitute plan assets. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 will generally be subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
The regulations indicate the requirements that must be met so that assets supporting a Transition Policy will not be considered plan assets for purposes of ERISA and the Tax Code. These requirements include detailed disclosures to be made to the employee benefits plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (i) the unallocated accumulated fund balance (which may be subject to market value adjustment), or (ii) a book value payment of such amount in annual installments with interest. We have taken and continue to take steps designed to ensure compliance with these regulations.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities and life insurance policies, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct regulations in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on us. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. See

“Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Standard of Conduct Regulation.”
Department of Labor Fiduciary Rule
The DOL issued regulations on April 6, 2016 that became applicable on June 9, 2017 (the “Fiduciary Rule”) but were subsequently vacated by the Fifth Circuit Court of Appeals effective June 21, 2018. While the Fiduciary Rule was in effect, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered fiduciaries under ERISA or the Tax Code, and subject to an impartial conduct or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests. It is uncertain whether the DOL will propose new investment advice fiduciary regulations to replace the nullified Fiduciary Rule.
State Law Standard of Conduct Rules and Regulations
The NAIC, as well as certain state regulators, are also considering implementing regulations that would apply an impartial conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued a final version of Regulation 187 (“Regulation 187”), which adopts a “best interest” standard for the sale of life insurance and annuity products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, to influence a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on certain consumer in-force transactions. Regulation 187 will become effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020. We are continuing to assess the impact of the regulation on our business. The regulation, when implemented, may have adverse effects on our business and consolidated results of operations. In November 2018, the three primary agent groups in New York launched a legal challenge against the NYDFS over the adoption of Regulation 187. It is not possible to predict whether this challenge will be successful.
Proposed SEC Rules Addressing Standards of Conduct for Broker-Dealers
On April 18, 2018, the SEC released a comprehensive set of proposed rules for broker-dealers and investment advisers that would, among other things, (i) enhance the existing standard of conduct for broker-dealers that provide securities recommendations or advice to retail investors to require them to act in the best interest of their clients and mitigate conflicts of interest; (ii) clarify the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) impose new disclosure requirements on broker-dealers and investment advisers aimed at ensuring investors understand the nature of their relationship with their investment professionals; and (iv) restrict certain broker-dealers and their financial professionals from using the terms “adviser” or “advisor.” Although the full impact of the proposed rules can only be measured when the implementing regulations are adopted, the intent of the provisions is to impose an enhanced standard of care on broker-dealers which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from financial incentives in selling securities products. The SEC projects that the proposal will be finalized by September 2019.
Federal Tax Reform
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Regulation of Over-the-Counter Derivatives
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements, and will likely impose additional regulation on us. Our costs of risk mitigation are increasing under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain derivatives transactions (derivatives that must be cleared and settled through central clearing counterparties), and (ii) mandatory exchange of margin for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral transactions will be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. We have always been subject to the risk that hedging and other management procedures might prove ineffective in reducing the risks to which insurance policies expose us or that unanticipated policyholder behavior or mortality, combined with adverse market events, could produce economic losses beyond the scope of the risk management techniques employed. Any such losses could be increased by higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also mandated the SEC and the U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps under the Dodd-Frank regulatory framework. Pursuant to the new definition of “swap” and related SEC and CFTC interpretive regulations, products offered by our insurance subsidiaries that are stable value contracts are not currently treated as swaps. Should other products become regulated as swaps, we cannot predict how the rules would be applied to them or the effect on such products’ profitability or attractiveness to our clients.
Federal banking regulators have adopted new rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these rules, it could increase our risk or limit our recovery in the event of a default by such banking institutions or their applicable affiliates.
Securities, Broker-Dealer and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate contracts, are subject to extensive regulation under the federal securities laws administered by the SEC and/or state securities law. Federal and state securities laws and regulations treat variable annuity contracts, variable life insurance policies, and certain fixed interest rate or index-linked contracts products as securities that must be distributed through registered broker-dealers. In addition, because our variable contracts are required to be sold by broker-dealers that are FINRA members, sales of our variable contracts also are subject to the requirements of FINRA rules. Brighthouse Securities is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and approved as a member of, and subject to regulation by, FINRA, and is registered as a broker-dealer in all applicable U.S. states. Its business is to serve as the principal underwriter and exclusive distributor of the SEC-registered life insurance policies and annuity contracts issued by its affiliates, and the principal underwriter of the registered mutual funds advised by its affiliated investment advisor and used to fund variable annuity contracts and variable life insurance policies. While not required under securities laws, Brighthouse Securities may also distribute other non-variable insurance policies and annuity contracts issued by its affiliates.
We also issue variable annuity contracts and variable life insurance policies through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Another of our subsidiaries is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies.
In addition, the variable annuity contracts and variable life insurance policies issued by these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). We also issue fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
Environmental Considerations
As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is also the risk that there may be potential environmental liabilities and costs in connection with any investigation or required remediation of such properties. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with our compliance with environmental laws and regulations or any remediation of our properties will not have a material adverse effect on our results of operations or financial condition.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. Litigation may be brought by, or on behalf, of one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2018), the U.S. life insurance industry is made up of 781 companies with sales and operations across the country. We compete with major, well-established stock and mutual life insurance companies in all of our product offerings. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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

Employees
At December 31, 2018, we had approximately 1,260 employees. We believe that our relations with our employees are satisfactory.
Our Executive Officers
The following table presents certain information regarding our executive officers.

Name	Age	Position
Eric T. Steigerwalt	57	President and Chief Executive Officer
Anant Bhalla	40	Executive Vice President and Chief Financial Officer
Christine M. DeBiase	50	Executive Vice President, Chief Administrative Officer and General Counsel
Myles J. Lambert	44	Executive Vice President and Chief Distribution and Marketing Officer
Conor Murphy	50	Executive Vice President and Chief Operating Officer
John L. Rosenthal	58	Executive Vice President and Chief Investment Officer
Set forth below is the business experience of each of the executive officers named in the table above.
Eric T. Steigerwalt

•	President and Chief Executive Officer; Director, Brighthouse Financial, Inc. (August 2016 - present)

•	MetLife (May 1998 - August 2017)

•	Executive Vice President, U.S. Retail (September 2012 - August 2017)

•	Executive Vice President and interim Chief Financial Officer (November 2011 - September 2012)

•	Executive Vice President, Chief Financial Officer of U.S. Business (January 2010 - November 2011)

•	Senior Vice President and Chief Financial Officer of U.S. Business (September 2009 - January 2010)

•	Senior Vice President and Treasurer (May 2007 - September 2009)

•	Senior Vice President and Chief Financial Officer of Individual Business (July 2003 - May 2007)

•	Vice President, AXA S.A., a financial services and insurance company (May 1993 - May 1998)
Anant Bhalla

•	Executive Vice President and Chief Financial Officer, Brighthouse Financial, Inc. (August 2016 - present)

•	MetLife (April 2014 - August 2017)

•	Senior Vice President and Chief Financial Officer of Retail business (July 2014 - August 2017)

•	Chief Financial Officer of Retail business (April 2014 - July 2014)

•	American International Group, a financial services and insurance company (October 2012 - April 2014)

•	Senior Managing Director, Global Strategy (January 2014 - April 2014)

•	Senior Vice President and Chief Risk Officer, Global Consumer business (October 2012 - January 2014)

•	Founding Partner, Bhalla Capital Partners, an investment management and strategic advisory firm (January 2012 - September 2012)

•	Lincoln Financial Group (October 2009 - December 2011)

•	Senior Vice President, Chief Risk Officer and Treasurer (January 2011 - December 2011)

•	Senior Vice President, Treasurer (October 2009 - December 2010)
Christine M. DeBiase

•	Brighthouse Financial, Inc. (August 2016 - present)

•	Executive Vice President, Chief Administrative Officer and General Counsel (February 2018 - present)

•	Executive Vice President, General Counsel, Corporate Secretary and Interim Head of Human Resources (May 2017 - November 2017)

•	Executive Vice President, General Counsel and Corporate Secretary (August 2016 - February 2018)

•	MetLife (December 1996 - August 2017)

•	Senior Vice President and Associate General Counsel, U.S. Retail (August 2014 - August 2017)

•	Associate General Counsel, Retail (October 2013 - August 2014)

•	Vice President and Secretary (November 2010 - September 2013)

•	Associate General Counsel, Regulatory Affairs (November 2009 - November 2010)

•	Vice President, Compliance (May 2006 - November 2009)
Myles J. Lambert

•	Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 - present)

•	MetLife (July 2012 - August 2017)

•	Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 - August 2017)

•	Senior Vice President, Head of MPCG Northeast Region (August 2014 - April 2016)

•	Vice President, MPCG Northeast Region (July 2012 - August 2014)

•	Executive Director and head of insurance and annuity business, Morgan Stanley, a financial services company (June 2011 - July 2012)
Conor Murphy

•	Brighthouse Financial, Inc. (September 2017 - present)

•	Executive Vice President and Chief Operating Officer (June 2018 - present)

•	Executive Vice President and Head of Client Solutions and Strategy (September 2017 - June 2018)

•	MetLife (September 2000 - August 2017)

•	Chief Financial Officer, Latin America region (January 2012 - August 2017)

•	Head of International Strategy and M&A (January 2011 - December 2011)

•	Chief Financial Officer, Europe, Middle East and Africa (EMEA) region (January 2011 - June 2011)

•	Head of Investor Relations (January 2008 - December 2010)

•	Chief Financial Officer, MetLife Investments (June 2002 - December 2007)

•	VP - Investments Audit (December 2000 - June 2002)
John L. Rosenthal

•	Executive Vice President and Chief Investment Officer, Brighthouse Financial, Inc. (September 2016 - present)

•	MetLife (1984 - August 2017)

•	Senior Managing Director, Head of Global Portfolio Management (2011 - August 2017)

•	Senior Managing Director, Head of Core Securities (2004 - 2011)

•	Managing Director, Co-head of Fixed Income and Equity Investments (2000 - 2004)
Trademarks
We have established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including for our name, "Brighthouse Financial." We have also filed other trademark applications in the United States, including for our logo design and potential taglines.

Available Information and the Brighthouse Financial Website
Our website is located at www.brighthousefinancial.com. We use our website as a routine channel for distribution of information that may be deemed material for investors, including news releases, presentations, financial information and corporate governance information. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the “Investor Relations” portion of our website free of charge. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” or “Newsroom” sections. Accordingly, investors should monitor these portions of our website, in addition to following Brighthouse’s news releases, SEC filings, public conference calls and webcasts.
Information contained on or connected to any website referenced in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only unless expressly noted.

Item 1A. Risk Factors
Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other reports. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and assumptions and, from time to time, implement refinements to our models based on these reviews. We only implement refinements after rigorous testing and validation and, even after such validation and testing our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities which would adversely affect our RBC ratio and the amount of Variable Annuity Assets we hold in excess of our Variable Annuity Target Funding Level and, in the case of any material model refinements, could materially adversely affect our financial condition and results of operations.
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
Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk
Certain of the variable annuity products we offer include guaranteed benefits, including GMDBs, GMWBs and GMABs. While we continue to have GMIBs in force with respect to which we are obligated to perform, we no longer offer GMIBs. We also offer index-linked annuities with guarantees against a defined floor on losses. These guarantees are designed to protect contract holders against significant changes in equity markets and interest rates. Any such periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity products. In addition, if the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature are insufficient to reflect a period of sustained growth in the equity-index on which the product is based, we may be required to support such separate accounts with assets from our general account and increase our liabilities. An increase in these liabilities would result in a decrease in our net income and could materially and adversely affect our financial condition, including our capitalization and our ability to receive statutory dividends from our operating insurance companies, as well as the financial strength ratings which are necessary to support our product sales. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions. On an annual basis we review key actuarial assumptions used to record our variable annuity liabilities, including those assumptions regarding policyholder behavior. Changes to assumptions based on our annual actuarial review (the “AAR”) in future years could result in an increase in the liabilities we record for future policy benefits and claims to a level that may materially and adversely affect our results of operations and financial condition which, in certain circumstances, could impair our solvency. See “Business — Risk Management Strategies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
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
In addition, capital markets hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our results of operations, including net income, capitalization, financial condition or liquidity including our ability to receive dividends from our insurance subsidiaries. See “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits.

Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital
The principal focus of our exposure risk management program is to maintain assets supporting our variable annuity contract guarantees at the Variable Annuity Target Funding Level.
We aim to hold assets supporting our variable annuity contracts at our Variable Annuity Target Funding Level to sustain asset adequacy during modest market downturns without the use of derivative instruments and, accordingly, reduce the need for hedging the daily or weekly fluctuations from small movements in capital markets. We focus our hedging activities primarily on mitigating the risk from larger movements in capital markets, which may deplete contract holder account values and may increase long-term guarantee claims. We also use longer dated derivative instruments. However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that the approvals we request, if any, will be obtained and whether any such approvals would be subject to qualifications, limitations or conditions. In addition, the hedging instruments we enter into may not effectively offset the costs of variable annuity contract guarantees or may otherwise be insufficient in relation to our obligations. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by holding additional capital, which we may have allocated for other uses, or purchasing additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, changes from period to period in the valuation of our policyholder benefits and claims and net derivative gains (losses) may result in more significant volatility, which in certain circumstances could be material, to our results of operations and financial condition under GAAP and our statutory capital levels than has been the case historically.
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
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability and increase the costs of the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition, capitalization and liquidity. See “— Guarantees within certain of our products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk and counterparty risk.” See also “Business — Risk Management Strategies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review.”
Our ULSG asset requirement target may not ensure we have sufficient assets to meet our future ULSG policyholder obligations and may result in net income volatility
We actively manage the market risk sensitivity related to our in-force ULSG exposure specifically to adapt to changes in interest rates.
We have utilized our ULSG CFT modeling approach as the basis for setting our ULSG asset requirement target for our affiliated reinsurance companies. For the business that remains in the operating companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves under stressed conditions, which, taken together with our ULSG asset requirement target of our affiliated reinsurers, comprises our total ULSG Target. Under this approach we assume that interest rates remain flat or decline as compared to current levels and our actuarial assumptions include a provision for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by maintaining ULSG Assets at or in excess of our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. We primarily use interest rate swaps, swaptions and other derivatives to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. We have implemented a dedicated interest rate risk mitigation program for our ULSG business. This risk mitigation strategy may negatively impact our GAAP equity and net income in circumstances in which interest rates are rising. Under rising interest rates, our ULSG Target will likely decline, whereas our reported ULSG GAAP liabilities are predominately insensitive to market conditions.

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
Our analyses of scenarios and sensitivities utilized in connection with our variable annuity risk management strategies involve significant estimates based on assumptions that may result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios
As part of our variable annuity exposure risk management program, we estimate the impact of various market factors under certain scenarios on the estimated CTE reserves and corresponding assets supporting our variable annuity contracts (collectively, the “Analyses”). See “Business — Risk Management Strategies.”
The Analyses use inputs which are difficult to approximate and include estimates that may differ materially from actual results. Such estimates, or the absence thereof, are primarily associated with: (i) basis returns related to equity or fixed income indices; (ii) actuarial assumptions related to policyholder behavior and life expectancy; and (iii) management actions that may occur in response to developing facts, circumstances and experience for which no estimates are made in the Analyses. Such estimates, or the absence thereof, may produce sensitivities that differ materially from actual outcomes and may therefore affect actions we take in connection with our exposure risk management program.
In addition, the Analyses do not factor in the possibility of simultaneous shocks to equity markets, interest rates and market volatility. The actual effect of changes in equity markets and interest rates on the assets supporting our variable annuity contracts may vary depending on a number of factors which include, but are not limited to: (i) the validity of the Analyses only as of the measurement date; and (ii) changes in our hedging program, policyholder behavior and underlying fund performance, which could materially affect the liabilities our assets support. Furthermore, the Analyses illustrate the estimated impact of the indicated shocks occurring instantaneously, and therefore give no effect to rebalancing over the course of the shock event. The estimates of equity market shocks reflect a shock of the same magnitude to both domestic and global equity markets, while the estimates of interest rate shocks reflect a shock to rates at all durations (a parallel shift in the yield curve). Such instantaneous and/or equilateral impact assumptions may result in estimated sensitivities that differ materially from the actual impacts.
Although the NAIC has promulgated guidelines on the total amount of assets required to support statutory reserves and capital relating to variable annuities, neither the NAIC nor any state insurance department currently specifies the particular set of stochastic capital market scenarios that an insurance company must use in its CTE calculation or whether such scenarios can be changed, or need be held constant going forward. Therefore, each insurance company runs scenarios which it believes are appropriate to it at a particular time, and the applicable CTE measure of one company may be materially different from the applicable CTE measure of another company. The NAIC is currently considering modifying its prescribed methodologies and assumptions and there can be no assurance that it will implement these modifications or that it will not implement different modifications in the future, any of which may have a material impact on our statutory capitalization and our variable annuity hedging strategy, as well as our implementation and timing thereof. As such, estimates used in the Analyses could materially differ from actual results depending on how such methodologies and assumptions may change under NAIC guidelines.
Finally, no assurances can be given that the assumptions underlying our scenarios can or will be realized. In addition, our liquidity, statutory capitalization, results of operations and financial condition may be affected by a broad range of capital market scenarios, which, depending on whether they positively or adversely affect account values, could materially positively or adversely affect our reserving requirements under AG 43, and by extension, could materially affect the accuracy of estimates used in the Analyses, upon which the results of our risk management exposure program relies.
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
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are carried as insurance. The ASU is expected to be effective as of January 1, 2021 and the Company is in the early stages of evaluating the new guidance and is therefore currently not able to estimate the impact to its financial statements. At current market interest rate levels, the ASU could result in a material decrease in our stockholders’ equity, which may have a material adverse effect on our financial leverage ratio and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, the ASU could also result in increased market sensitivity of our financial statements and results of operations. As a result, in the future we may consider making significant changes to our business including, without limitation, our variable annuity exposure management strategy.
Elements of our business strategy may not be effective in accomplishing our objectives
Our objective is to leverage our competitive strengths to distinguish ourselves in the individual annuity and life insurance markets and, over the longer term, to generate more distributable cash from our business. We seek to achieve this by being a focused product manufacturer with an emphasis on independent distribution, while having the goal of achieving a competitive expense ratio through financial discipline. We aim to achieve our goals by focusing on target market segments, concentrating on product manufacturing, maintaining a strong balance sheet and using the scale of our seasoned in-force business to support the effectiveness of our risk management program, and focusing on operating cost and flexibility. See “Business — Overview.”
There can be no assurance that our strategy will be successful as it may not adequately alleviate the risks relating to focused product offerings; volatility of, and capital requirements with respect to, variable annuities; risk of loss with respect to use of derivatives in hedging transactions; and greater dependence on a relatively small number of independent distributors to market our products and generate most of our sales. Furthermore, such distributors may be subject to differing commission structures depending on the product sold and there can be no assurance that these new commission structures will be acceptable. See “— General Risks — We may experience difficulty in marketing and distributing products through our distribution channels.” We may also be unable to reduce operating costs and enhance efficiencies, at least initially, due to the increased costs as a result of the Separation, as well as the cost and duration of transitional services agreements. For these reasons, no assurances can be given that we will be able to execute our strategy or that our strategy will achieve our objectives.
A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks.
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
We have significant indebtedness that for a period of time will not provide us with interest-expense tax deductions and the terms of which could restrict our operations and use of funds that may result in a material adverse effect on our results of operations and financial condition
We incurred significant indebtedness in the form of debt securities issued to investors and bank debt from third-party lenders, which we are required to service with cash at BHF as well as dividends from our insurance subsidiaries and other operating subsidiaries. The funds needed to service our indebtedness will not be available to meet any short-term liquidity needs we may have, invest in our business, pay any potential dividends on our common stock or carry out any share or debt repurchases that we may undertake. Furthermore, BHF was incorporated in 2016 and our life insurance subsidiaries were transferred to it on July 28, 2017. Pursuant to current IRS regulations, BHF will not be permitted to join in the filing of a consolidated federal income tax return with our insurance subsidiaries for a period of five taxable years following the completion of the Separation. Additionally, the Tax Act limits the deductibility of interest expense. As a result, we may not be able to fully deduct the interest payments on certain indebtedness we incurred at BHF in connection with the Separation or certain other borrowings from the taxable income of our insurance subsidiaries.
As of December 31, 2018, we had approximately $4.0 billion of total long-term consolidated indebtedness outstanding. On February 1, 2019, we entered into a new term loan agreement with respect to a new $1.0 billion five-year unsecured term loan facility, which replaced our former $600 million unsecured term loan facility, which was scheduled to expire on December 2, 2019. We may not generate sufficient funds to service our indebtedness and meet our business needs, such as funding working capital or the expansion of our operations. In addition, our significant leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. Our significant leverage could also impede our ability to withstand downturns in our industry or the economy in general. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital” for more details about our indebtedness, including the two term loan facilities described in this paragraph.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, we may not be able to incur additional indebtedness and the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be due and payable immediately.

Our credit facilities and our reinsurance financing arrangement contain certain administrative, reporting, legal and financial covenants, including in certain cases requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, and limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company.” Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict the ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our liquidity, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit Facilities” for a discussion of our credit facilities, including the Revolving Credit Facility.
Our ability to make payments on and to refinance our existing indebtedness, including the indebtedness retained or incurred in connection with the Separation, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns, primarily due to our variable annuity business. Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavioral, and other factors that are beyond our control.
The lenders who hold our indebtedness could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other indebtedness. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. If we are not able to repay or refinance our indebtedness as it becomes due, we may be forced to take disadvantageous actions, including significant business and legal entity restructuring, limited new business investment, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the insurance industry could be impaired. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such indebtedness could proceed against any collateral securing that indebtedness.
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
In 2005, our former parent, MetLife acquired The Travelers Insurance Company (“Travelers”) from Citigroup. The Connecticut-based Travelers entity was redomesticated to Delaware in 2014, merged with two affiliated life insurance companies and a former offshore reinsurance subsidiary and renamed MetLife USA, now Brighthouse Life Insurance Company. Prior to this acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care insurance business to certain affiliates of General Electric Company (“GE”), which following a spin-off became part of Genworth Financial, Inc. (“Genworth”) and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business to what became Genworth. The applicable Genworth reinsurers, Genworth Life Insurance Company and Genworth Life Insurance Company of New York, established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care insurance business. In addition, in connection with the acquisition of Travelers by MetLife, Citigroup agreed to indemnify MetLife for losses and certain other payment obligations MetLife might incur with respect to the long-term care insurance business reinsured by Genworth. Prior to the Separation, MetLife assigned its indemnification rights to us with the consent of Citigroup. Further, as disclosed in Genworth’s filings with the SEC, the Genworth reinsurers have retroceded the long-term care insurance business assumed from Brighthouse Life Insurance Company to an indirect subsidiary of GE, Union Fidelity Life Insurance Company (“UFLIC”), which has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under such arrangements. GE has also agreed, under a capital maintenance agreement, to maintain sufficient capital in UFLIC to maintain UFLIC’s RBC above a specified minimum level.
Although the reinsurers are primarily obligated for the liabilities of the long-term care insurance business, such reinsurance arrangements do not relieve Brighthouse Life Insurance Company of its direct liability under the ceded long-term care insurance policies. The long-term care insurance business of Travelers had reserves of $6.6 billion at December 31, 2018 and Brighthouse Life Insurance Company had reinsurance recoverables of $6.6 billion associated with the reinsurance transaction with Genworth at December 31, 2018. Although the Genworth reinsurers have established trust accounts for our benefit to secure their obligations to us, if they become insolvent and the amounts in the trust accounts they established are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition. Also, notwithstanding the Citigroup indemnity and the Genworth reinsurers’ arrangements with UFLIC, if we are unable to take credit for reinsurance or are forced to recapture any of the long-term care insurance business ceded to the Genworth reinsurers, it may have a material adverse effect on our financial condition.
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize capital markets solutions to finance a portion of our statutory reserve requirements for several products, including, but not limited to, our level premium term life products subject to the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”), and ULSG subject to NAIC Actuarial Guideline 38 (“Guideline AXXX”). In 2017, we merged certain of our affiliate reinsurance companies into BRCD, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. This single, larger reinsurance subsidiary provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsured liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will continue to materialize. BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. The restructured financing facility matures in 2037, and therefore, we may need to refinance this facility in the future and any such refinancing may not be at costs attractive to us or may not be available at all. If such financing cannot be obtained on favorable terms, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Future capacity for these statutory reserve funding structures in the marketplace is not guaranteed. During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the actuary of the ceding insurer that opines on the insurer’s reserves to issue a qualified opinion if the framework is not followed.

The requirements of AG 48 became effective as of January 1, 2015 in all states, without any further action necessary by state legislatures or insurance regulators to implement them and apply prospectively to new policies issued and new reinsurance transactions entered into on or after January 1, 2015. AG 48 does not apply to policies included under captive reinsurance and certain other agreements that were in existence prior to January 1, 2015.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
In addition, since numerous aspects of our business are subject to regulation, legislative and other changes affecting the regulatory environment for our business may have, over time, the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”

The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. We have arrangements with DXC for the administration of both in-force policies and new life and annuities business. Pursuant to one of these arrangements, certain in-force policies previously housed on up to 20 systems will be consolidated. At least 13 of such systems will be consolidated into one. We intend to focus on further sourcing opportunities with third-party vendors and external investment managers, including after agreements with MetLife companies, including a transition services agreement with MetLife pursuant to which MetLife provides us with certain administrative and other services including, among others, certain finance, treasury, compliance, operations, call center and technology support services for a transitional period (the “Transition Services Agreement”), expire. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” for information regarding the potential effect that the Separation may have on the pricing of such services. It may be difficult, disruptive and more expensive for us to replace some of our third-party vendors in a timely manner if they were unwilling or unable to provide us with these services in the future (as a result of their financial or business conditions or otherwise), and our business and operations could be materially adversely affected.
In addition, if a third-party provider fails to provide the administrative, operational, financial, actuarial or other services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — Our contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms” and “— Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider, including MetLife, DXC or an external investment manager experiences any deficiency in internal controls, determines that its practices and procedures used in administering our policies require review or otherwise fails to administer our policies in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution. In December 2017, for example, MetLife announced that it was undertaking a review of practices and procedures used to estimate its reserves related to certain group annuitants that have been unresponsive or missing over time. As a result of this review, MetLife identified and announced in 2018 a material weakness in its internal control over financial reporting relating to certain group annuity reserves and announced that it was recording charges to reinstate reserves previously released. As a result of that review and based on information provided by MetLife, we identified approximately 14,000 group annuitants across Brighthouse entities who may be owed annuity payments now or in the future. We announced a related increase in reserves of $38 million after tax during the fourth quarter of 2017 relating to legacy non-retail group annuity contracts that are pension risk transfers included in our Run-off segment.
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
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife, DXC or another third-party provider, any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses.

In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors. In addition, perceived difficult conditions in the capital markets may discourage individuals from making investment decisions and purchasing our products. Market factors include interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign exchange rates and the volatility and the returns of capital markets. Our business operations and results may also be affected by the level of economic activity, such as the level of employment, business investment and spending, consumer spending and savings; monetary and fiscal policies and their resulting impact on economic activity and conditions like inflation and credit formation. Accordingly, both market and economic factors may affect our business results by adversely affecting our business volumes, profitability, cash flow, capitalization and overall financial condition, our ability to receive dividends from our insurance subsidiaries and meet our obligations at our holding company. Disruptions in one market or asset class can also spread to other markets or asset classes. Upheavals and stagnation in the financial markets can also affect our financial condition (including our liquidity and capital levels) as a result of the impact of such events on our assets and liabilities.

At times throughout the past several years, volatile conditions have characterized financial markets. Significant market volatility in reaction to geopolitical risks, changing monetary policy and uncertain fiscal policy may exacerbate some of the risks we face. The Federal Reserve began to reduce the size of its balance sheet and may continue to raise interest rates as it unwinds the monetary accommodation put in place after the global financial crisis in 2008 to 2009. The European Central Bank began to reduce monetary accommodation in the latter half of 2018, while other major central banks continue to pursue accommodative, unconventional monetary policies. Uncertainties associated with the United Kingdom’s potential withdrawal from the European Union, coupled with concerns around U.S./China trade relations have also contributed to market volatility globally. If this U.S./China trade conflict remains unresolved, the U.S. and China may impose tariffs on imports from each other, with a resultant increase in costs and uncertainty that may affect corporate profits and economic activity. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment.”
To the extent these uncertain financial market conditions persist, our revenues, reserves and net investment income, as well as the demand for certain of our products, are likely to come under pressure. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. Extreme declines in equity markets could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements associated with our risk transfer arrangements. Even in the absence of a financial market downturn, sustained periods of low market returns, and/or low level of U.S. interest rates and/or heightened market volatility may increase the cost of our insurance liabilities, which could have a material adverse effect on our statutory capital and earnings, as well as impair our financial strength ratings.
Variable annuity products issued through separate accounts are a significant portion of our in-force business. The account values of these products decrease as a result of declining equity markets. Lower interest rates may result in lower returns in the future due to lower returns on our investments. Decreases in account values reduce certain fees generated by these products, cause the amortization of DAC to accelerate, could increase the level of insurance liabilities we must carry to support such products issued with any associated guarantees and could require us to provide additional funding to BRCD. Even absent declining equity and bond markets, periods of sustained stagnation in these markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our annuity and insurance products could be adversely affected as customers are unwilling or unable to purchase our products. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition.
Difficult conditions in the U.S. capital markets and the economy generally may also continue to raise the possibility of legislative, judicial, regulatory and other governmental actions. We cannot predict what regulatory proposals may be made or what legislation may be introduced or enacted, or what impact any such legislation may have on our business, results of operations and financial condition. See “— Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “— Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability.”
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
We need liquidity at our holding company to pay our operating expenses, pay interest on our indebtedness, carry out any share or debt repurchases that we may undertake, pay any potential dividends on our common stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.

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
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity.”
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
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and net income to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our net income.
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Our estimation of future net investment spreads is an important component in the amortization of DAC and VOBA. Significantly lower than anticipated net investment spreads can reduce our net income and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition.
During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our results of operations and financial condition, our ability to take dividends from our insurance subsidiaries and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC and VOBA; such events may reduce our net income and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile, and (ii) a hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”
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
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with credit-based derivatives. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Tightening credit spreads may reduce our investment incomes and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may result in changes to the manner in which LIBOR is determined. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. The Federal Reserve began publishing a secured overnight funding rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements, including for our Revolving Credit Facility and certain other indebtedness, that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. In particular, the variable annuity business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets could decrease revenues and earnings with respect to those products. Furthermore, certain of our variable annuity products offer guaranteed benefits which means that if the equity markets were to decline or stagnate, our potential benefits exposure to such products would increase. We seek to mitigate the impact of such increased exposures through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging. See “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” for details regarding sensitivity of our variable annuity business to capital markets.
In addition, a portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these alternative investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets. See “— Investments-Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.”
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
Obligor-related risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are subject to the risk that the issuers, or guarantors, of the fixed income securities and mortgage loans in our investment portfolio may default on principal and interest payments they owe us. We are also subject to the risk that the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.

Derivatives risk
We use the payments we receive from the counterparties of the derivative instruments we have entered into to hedge changes in the fair value of our assets and liabilities and current or future changes in cash flows. We enter into a variety of derivative instruments to mitigate various business risks, including options, futures, forwards, and interest rate and credit default swaps with a number of counterparties. Amounts that we expect to collect under current and future derivatives are subject to counterparty credit risk. We remain liable for the obligations under the products that we sold even if our derivatives counterparties do not pay us under the derivatives we have entered into to mitigate or hedge such obligations. Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives (whether entered into bilaterally with specific counterparties or cleared through a clearinghouse) require us to pledge and/or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became applicable on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of the counterparties to such banking institutions and applicable affiliates, including counterparties’ default rights (such as the right to terminate the contracts or foreclose on collateral) and restrictions on assignments and transfers of credit enhancements (such as guarantees) arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. To the extent that any of the derivatives, securities lending agreements or repurchase agreements that we enter into are subject to these rules, it could increase our risk or limit our recovery in the event of a default by such banking institutions or their applicable affiliates.
Summary
Economic or counterparty risks and other factors described above, and significant volatility in the markets, individually or collectively, could have a material adverse effect on our results of operations, financial condition, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period-to-period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or collectively, could have a material adverse effect on our results of operations, financial condition or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate joint ventures and funds. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.
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
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, FDIC, Farm Credit Administration and Federal Housing Finance Agency and the CFTC of final margin requirements for non-centrally cleared derivatives. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our net income
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from net income. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in net income when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, which have declined in value. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. Moreover, our ability to sell assets may be limited if other market participants are seeking to sell fungible or similar assets at the same time. In addition, scrutiny of the residential mortgage industry continues and there may be legislative proposals that would allow or require modifications to the terms of mortgage loans could be enacted. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws, could have on our business or investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans.”
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures, and equity investments. Further, potential action by governments and regulatory bodies in response to the financial crisis affecting the global banking system and financial markets, such as investment, nationalization, conservatorship, receivership and other intervention, whether under existing legal authority or any new authority that may be created, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them. Any such losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
We may be exposed to financial and operational integration risks while we transition to a multiple manager investment platform, and following such transition, we will continue to be subject to the risks related to using external investment managers
We entered into a new investment management agreement (the “Investment Management Agreement”) with MetLife Investment Advisors, LLC (“MLIA”) as part of our strategy to begin transitioning to a multiple manager platform. The Investment

Management Agreement replaces several investment management agreements we had previously entered into with MLIA in connection with the Separation. As part of the termination of the prior investment management agreements, we brought our derivatives trading, which had previously been managed by MLIA, in-house. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Management Agreements.” As we transition to a multiple manager platform and partially terminate the investment management services with MLIA under the Investment Management Agreement, such services are expected to be replaced by similar services provided by a select group of experienced external asset management firms. During the transition to a multiple manager platform and to insource derivatives trading, we will be subject to financial and operational risks related to switching service providers, including, but not limited to, a disruption in services and difficulties in integration. Following the transition of services, our Investment Department will monitor external investment managers in accordance with detailed investment guidelines, but we will continue to be subject to the risks of relying on third-party investment managers, which are described elsewhere in these Risk Factors.
The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations centers in the U.S. and result in higher than anticipated claims under our insurance policies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our insurance operations are subject to a wide variety of insurance and other laws and regulations. Our insurance company operating subsidiaries are domiciled in Delaware, Massachusetts and New York. Each entity is subject to regulation by its primary state regulator and is also subject to other regulation in states in which it operates. See “Business — Regulation.” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
In 2018, the NAIC adopted a new framework that will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in the statutory tax rate, as well as prescribed assumptions for policyholder behavior. See “Business — Regulation — Insurance Regulation — NAIC.” Since the implementation details are very early in their development, it is not possible to predict what impacts this reform will have on current risk mitigation and hedging programs. See “— Our analyses of scenarios and sensitivities utilized in connection with our variable annuity risk management strategies involve significant estimates based on assumptions that may result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios” and “— Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
In addition, following the reduction in the statutory tax rate pursuant to the Tax Act, the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Plenary adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which will result in a reduction to our insurance subsidiaries’ RBC ratios. If such revisions to the NAIC’s RBC calculation would result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, we may be required to hold additional capital in such subsidiary or subsidiaries. See “— A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as PBR. PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and Massachusetts enacted legislation adopting PBR on January 2, 2019. New York enacted legislation adopting PBR in December 2018, and, at the same time, the NYDFS adopted a temporary regulation to implement PBR while it develops a final regulation.
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
In December of 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions include a 50/50 split between life and health carriers for future long-term care insolvencies, the inclusion of HMOs in the assessment base, and no change to the premium tax offset. Several states have enacted the provisions of the Model Act into law, and more states are expected to propose legislation in their upcoming legislative sessions.
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
Federal - Insurance regulation
Currently, the federal government does not directly regulate the business of insurance. However, Dodd-Frank established the FIO within the Department of the Treasury, which has the authority to, among other things, collect information about the insurance industry, negotiate covered agreements with one or more foreign governments and recommend prudential standards. On December 12, 2013, the FIO issued a report, mandated by Dodd-Frank, which, among other things, urged the states to modernize and promote greater uniformity in insurance regulation. The report raised the possibility of a greater role for the federal government if states do not achieve greater uniformity in their laws and regulations. Following the transition occurring in the federal government and the priorities of the Trump administration, we cannot predict whether any such legislation or regulatory changes will be adopted, or what impact they will have on our business, financial condition or results of operations. The Trump administration and the Republican party have expressed goals to dismantle or roll back Dodd-Frank and President Trump has issued an executive order that calls for a comprehensive review of Dodd-Frank in light of certain enumerated core principles of financial system regulation. We are not able to predict whether any such proposal to roll back Dodd-Frank will be implemented and whether it would have a material effect on our business operations and cannot currently identify the risks, if any, that may be posed to our businesses as a result of changes to, or legislative replacements for, Dodd-Frank.
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
Department of Labor and ERISA considerations
We manufacture annuities for third parties to sell to tax-qualified pension plans, retirement plans and IRAs, as well as individual retirement annuities sold to individuals that are subject to ERISA or the Tax Code. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the DOL, the IRS and the PBGC.
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities and life insurance policies, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing a standard of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on us. Moreover, regulations such as Regulation 187 will increase our obligations to supervise the sales of certain products by our third-party distributors to ensure such products are being sold in compliance with the applicable standard of conduct. Many of these efforts are still in the proposal stage, and their future impact on the way we conduct our business and the products we sell is unclear.
We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
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
The Dodd-Frank provisions compelling the liquidation of certain types of financial institutions could materially and adversely affect us, as such a financial institution and as an investor in or counterparty to other such financial institutions, as well as our respective investors
Under provisions of Dodd-Frank, if we or another financial institution were to become insolvent or were in danger of defaulting on our or its respective obligations and it was determined that such default would have serious effects on financial stability in the United States, we or such other financial institution could be compelled to undergo liquidation with the FDIC as receiver. This new regime, however, did not change existing state laws requiring an insurance company such as Brighthouse Life Insurance Company, BHNY or NELICO, that becomes insolvent or is in danger of defaulting on its insurance obligations to be rehabilitated or liquidated with the state’s insurance regulator appointed as receiver. If the FDIC were to be appointed as the receiver for another type of company (including an insurance holding company such as BHF), the liquidation of that company would occur under the provisions of the new liquidation authority, and not under the Bankruptcy Code, which ordinarily governs liquidations. In an FDIC-managed liquidation, holders of a company’s debt could in certain respects be treated differently than they would be under the Bankruptcy Code and similarly situated creditors could be treated differently. In particular, unsecured creditors and shareholders are intended to bear the losses of the company being liquidated. These provisions could also apply to some financial institutions whose debt securities Brighthouse holds in its investment portfolios and could adversely affect the respective positions of creditors and the value of their respective holdings.
We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts (“registered fixed annuity contracts”). Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling variable annuity contracts, variable life insurance policies and registered fixed annuity contracts, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive broker-dealer regulation under federal and state securities laws, as well as FINRA rules. Due to the increased operating and compliance costs, the profitability of issuing these products is uncertain.
We utilize Brighthouse Securities to distribute our variable and registered fixed products. Brighthouse Securities is a FINRA member and a broker-dealer registered with the SEC and applicable state regulators.
Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets, protect investment advisory and brokerage clients, and ensure the integrity of the financial markets. These laws and regulations generally grant regulatory and self-regulatory agencies broad rulemaking and enforcement powers impacting new and existing products.

These powers include the power to adopt new rules to regulate the issuance, sale and distribution of our products and powers to limit or restrict the conduct of business for failure to comply with securities laws and regulations. See “Business — Regulation — Securities, Broker-Dealer and Investment Advisor Regulation.”
The global financial crisis of 2008 led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for variable and registered fixed annuity contract issuers. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, if tax rates decline it could adversely affect the desirability of our products.
On December 22, 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations with respect to such claims.
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
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF stock and stocks of companies in our industry.
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition or results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against

us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
Capital-Related Risks
As a holding company, BHF depends on the ability of its subsidiaries to pay dividends
BHF is a holding company for its insurance subsidiaries and does not have any significant operations of its own. We depend on the cash at the holding company as well as dividends from our subsidiaries to meet our obligations and to pay common stock dividends, if any. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
If the cash BHF receives from its subsidiaries is insufficient for it to fund its debt service and other holding company obligations, BHF may be required to raise cash through the incurrence of indebtedness, the issuance of additional equity or the sale of assets. Our ability to access funds through such methods is subject to prevailing market conditions and there can be no assurance that we will be able to do so. In addition, the tax separation agreement that we entered into with MetLife in connection with the Separation, which, among other things, governs the allocation between MetLife and us of the responsibility for the taxes of the MetLife group (the “Tax Separation Agreement”), contains restrictions that may, for a period of time, restrict or limit our ability to issue additional common stock or sell assets. See “— Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital.”
The payment of dividends and other distributions to BHF by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments to BHF by its insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. In connection with our affiliated reinsurance company restructuring, the Delaware Department of Insurance approved the payment of a dividend from BRCD to its parent, Brighthouse Life Insurance Company, which we completed in May 2017. Any additional dividends by BRCD are subject to the approval of the Delaware Department of Insurance. Any requested payment of dividends by Brighthouse Life Insurance Company and NELICO to BHF, or by BHNY to Brighthouse Life Insurance Company, in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware Department of Insurance and the Massachusetts Division of Insurance, and the NYDFS, respectively. The payment of dividends and other distributions by insurance companies is also influenced by business conditions including those described in the Risk Factors above and rating agency considerations. See “— Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
Operational Risks
Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed risk management policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our risk management policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our methods for managing risk and exposures are based on the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections which may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. Model risk may be the result of a model being misspecified for its intended purpose, being misused or producing incorrect or inappropriate results. Models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.

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
The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third-parties, including our outside vendors and distributors and, for the duration of the Transition Services Agreement and other agreements with MetLife companies. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems or, for the duration of the Transition Services Agreement and other agreements with MetLife companies, MetLife’s disaster recovery systems, could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our or MetLife’s managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
A failure of our or relevant third-party computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance may not be sufficient to protect us against all losses. There can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. In addition, the availability and cost of insurance for operational and other risks relating to our business and systems may change and any such change may affect our results of operations. See also “— General Risks — Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Our associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our third-party service providers, and certain associates of MetLife who provide services to us in connection with the Transition Services Agreement, the Investment Management Agreement, or other agreements, including agreements to provide certain third-party administration services. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices.

Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with the third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships our sales of individual insurance, annuities and investment products could decline, and our results of operations and financial condition could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. See “— Risks Related to Our Business — Elements of our business strategy may not be effective in accomplishing our objectives.” Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers and financial advisors, our sales could decline.
The Separation prompted some third parties to re-price, modify or terminate their distribution or vendor relationships with us. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our results of operations and financial condition. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. In connection with the sale of MetLife Premier Client Group (“MPCG”) to MassMutual, we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed indexed annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements. Although we expect MassMutual to be an important distribution partner with respect to certain of our products, we believe that the level of sales, if any, produced through this channel will be materially less than the levels produced historically through MPCG.
We may be unable to attract and retain key personnel to support our business
Our success depends, in large part, on our ability to attract and retain key personnel. We compete with other financial services companies for personnel primarily on the basis of compensation, support services and financial position. Intense competition exists for key personnel with demonstrated ability, and we may be unable to hire or retain such personnel. The loss of services of one or more of our key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement personnel in North Carolina or elsewhere who are prepared to relocate. We may not be able to attract and retain qualified personnel to fill open positions or replace or succeed members of our senior management team or other key personnel.

Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Pursuant to federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. In addition, most states have enacted laws, which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. Many of the associates who conduct our business have access to, and routinely process, personal information through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of personal information that is accessible to us, or in our possession or the possession of our associates. It is possible that an associate could, intentionally or unintentionally, disclose or misappropriate confidential personal information. Our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
In addition, we analyze customer data to better manage our business. There has been increased scrutiny and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations. See “— Operational Risks — The failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s, our third-party service providers’ or MetLife’s disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant, and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could harm our reputation and have a material adverse effect on our business and our ability to compete with other insurance companies and financial institutions. See “— Risks Related to Our Separation from, and Continuing Relationship with, MetLife — The Separation could adversely affect our business and profitability due to MetLife’s strong brand and reputation.”
In addition, we may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of patent, trademark or copyright license usage rights, or (iii) misappropriation of trade secrets. Any such claims or resulting litigation could result in significant expense and liability for damages or lead to changes in business operations. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain patents, copyrights, trademarks, trade secrets or licenses or could be required to make changes in business operations. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly alternative. Any of these scenarios could harm our reputation and have a material adverse effect on our business and results of operations.
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
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
The Separation was conditioned on the continued validity as of the Separation date of the private letter ruling that MetLife has received from the IRS regarding certain significant issues under the Tax Code, and the receipt and continued validity as of the Separation date of an opinion from MetLife’s tax advisor that the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the Separation should be treated as a taxable transaction if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the Separation satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by MetLife and us that these conditions have been satisfied.
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax advisor relied on certain representations and covenants that have been delivered by MetLife and us.
If the IRS ultimately determines that the Separation is taxable, we could incur significant federal income tax liabilities, and we could have an indemnification obligation to MetLife. For a more detailed discussion, see “— Potential indemnification obligations if the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition.”
Potential indemnification obligations if the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment could materially adversely affect our financial condition
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders and, under the Tax Separation Agreement, MetLife is generally obligated to indemnify us against such taxes if the failure to qualify for tax-free treatment results from any action or inaction that is within MetLife’s control or if the failure results from any direct or indirect transfer of MetLife’s stock. MetLife may have an adverse interpretation of or object to its indemnification obligations to us under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to fully indemnify us could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold us responsible for such liabilities, and under the Tax Separation Agreement, we could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures, to the extent those liabilities result from an action we or our affiliates take or from any breach of our or our affiliates’ representations, covenants or obligations under the Tax Separation Agreement. Events triggering an indemnification obligation under the Tax Separation Agreement include ceasing to actively conduct our business and events occurring after the Separation that cause MetLife to recognize a gain under Section 355(e) of the Tax Code. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or an indemnification obligation to MetLife, which could materially and adversely affect our financial condition.
We could be required to pay material additional taxes or suffer other material adverse tax consequences if the tax consequences of the Separation to us are not as expected
The Separation is expected to have certain federal income tax consequences to MetLife and to us, as set forth in a private letter ruling issued by the IRS to MetLife and opinions provided by MetLife’s tax advisors. These opinions are not binding on the IRS or the courts, and the tax opinions and the private letter ruling do not address all of the tax consequences of the Separation to us. The Separation is a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife currently expect and intend to report. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
Disputes or disagreements with MetLife may affect our financial statements and business operations, and our contractual remedies may not be sufficient
In connection with the Separation, we entered into certain agreements that provide a framework for our ongoing relationship, including the Transition Services Agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us (the “Tax Receivables Agreement”). Our agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between us and MetLife. Disagreements regarding the obligations of MetLife or us under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us and our shareholders. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to us in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under our arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial statements and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
We are required to pay MetLife for certain tax benefits, which amounts are expected to be material
In partial consideration for the assets contributed by MetLife to us, we have entered into a Tax Receivables Agreement with MetLife that provided for the payment by us to MetLife of 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Life Insurance Company and its subsidiaries actually realize as a result of the utilization of net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits we may realize as a result of certain transactions involved in the Separation, together with interest accrued from the date the applicable tax return is due (without extension) until the date the applicable payment is due.
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
If we breach any of our material obligations under the Tax Receivables Agreement or undergo a change of control as defined in the Tax Receivables Agreement, the Tax Receivables Agreement will terminate and we will be required to make a lump sum payment equal to the present value of expected future payments under the Tax Receivables Agreement, which payment would be based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. Additionally, if we or a direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated income tax return, we will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the Tax Receivables Agreement. If we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the Tax Receivables Agreement attributable to the tax benefits of such subsidiary that is sold or disposed of, applying the assumptions described above. Any such payment resulting from a breach of material obligations, change of control, asset transfer or subsidiary disposition could be substantial and could exceed our actual cash tax savings.
We have agreed to numerous restrictions to preserve the non-recognition treatment of the transactions, which may reduce our strategic and operating flexibility
Even if the Separation otherwise qualifies for non-recognition of gain or loss under Section 355 of the Tax Code, it may be taxable to MetLife, but not MetLife’s shareholders, under Section 355(e) of the Tax Code if 50% or more (by vote or value) of our common stock or MetLife’s common stock is acquired as part of a plan or series of related transactions that include the Separation. For this purpose, any acquisitions of MetLife’s or our common stock within two years before or after the Separation are presumed to be part of such a plan, although MetLife or we may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the tax regulations. We have provided numerous covenants not to engage in certain transactions for two years after the Separation and have agreed to indemnify MetLife if we do not comply with such covenants. These covenants and indemnity obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business, and may discourage or delay a strategic transaction that our shareholders may consider favorable, including limiting our ability to use our equity to raise capital or fund acquisitions. Any payments required under these indemnity obligations could be significant and could materially adversely affect our business, results of operations and financial condition.
The Separation could adversely affect our business and profitability due to MetLife’s strong brand and reputation
Prior to the Separation, as a wholly-owned subsidiary of MetLife, we marketed our products and services using the “MetLife” brand name and logo. We have also benefited from certain trademarks licensed to us by MetLife in connection with the Separation. We believe the association with MetLife helped drive awareness of our brand among our customers, distributors, third-party service providers and other persons due to MetLife’s globally recognized brand, reputation and services, as well as its strong capital base and financial strength.
In connection with the Separation, we entered into an intellectual property license agreement with MetLife, pursuant to which we and MetLife granted each other a non-exclusive, royalty-free, paid-up license for the United States to certain intellectual property rights we each own (the “Intellectual Property License Agreement”). Under the Master Separation Agreement and the Intellectual Property License Agreement, we had a license to use certain trademarks and the “MetLife” name in certain limited circumstances, which expired in early 2019. While we have undertaken operational and legal steps to develop the “Brighthouse Financial” brand, the fact that we are no longer able to use the “MetLife” name could adversely affect our ability to attract and retain customers, which could result in reduced sales of our products.
We have established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including a trademark for our name, “Brighthouse Financial,” and our logo design. We have also filed other trademark applications in the United States, including for product names and potential taglines. However, the registration of some of these trademarks is not complete and they may not all ultimately become registered. Our use of the Brighthouse Financial name for the Company or for our existing or any new products in the United States has been challenged by third parties, and we were involved in legal proceedings to protect or defend our rights with respect to the Brighthouse Financial name and trademarks. Although the parties to these proceedings have resolved this matter and dismissed the action, it is possible that other challenges to our trademarks could arise in the future.
As a result of the Separation, some of our existing policyholders, contract owners and other customers have chosen, and some may, in the future, choose to stop doing business with us, which could increase the rate of surrenders and withdrawals in our policies and contracts. In addition, other potential policyholders and contract owners may decide not to purchase our products because we are no longer a part of MetLife.
Our contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms
We have contractual arrangements, such as the Transition Services Agreement, the Investment Management Agreement and the Intellectual Property License Agreement that require MetLife affiliates to provide certain services to us, including certain IT services pursuant to software license agreements that MetLife affiliates have with certain third-party software vendors, and investment management and investment management services with respect to Brighthouse’s general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our non-insurance subsidiaries. There can be no assurance that the services provided by the MetLife affiliates will be sufficient to meet our operational and business needs, that the MetLife affiliates will continue to be able to perform such functions in a manner satisfactory to us, that MetLife’s practices and procedures will continue to enable it to adequately administer the policies it handles, that we will receive sufficient information from MetLife with respect to the policies it administers for us or that any remedies available under these arrangements will be sufficient to us in the event of a dispute or nonperformance. See “— Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
As agreements between us and MetLife affiliates continue to expire, be terminated, or be replaced by other third parties to provide services, there can be no assurance that these services will be sustained at the same levels as they were when we were receiving such services from MetLife or that we will be able to obtain the same benefits from another provider or our indemnity rights from such third parties will not be limited. We may not be able to replace services and arrangements in a timely manner or on terms and conditions, including cost, as favorable as those we have previously received from MetLife. Certain agreements with the MetLife affiliates were entered into in the context of intercompany relationships that arose from enterprise-wide agreements with vendors, and we may have to pay higher prices for similar services from MetLife or unaffiliated third parties in the future.
There are incremental costs as a separate, public company
As a result of the Separation, we needed to replicate or replace certain functions, systems and infrastructure. We have begun to make infrastructure investments in order to operate without MetLife’s existing operational and administrative infrastructure. These initiatives involve substantial costs, the integration of a large number of new employees, and integration of the new and expanded operations and infrastructure with our existing operations and infrastructure and, in some cases, the operations and infrastructure of our vendors and other third parties. They also require significant time and attention from our senior management and others throughout the Company, in addition to their day-to-day responsibilities running the business. There can be no assurance that we will be able to establish and expand the operations and infrastructure to the extent required, in the time, or at the costs anticipated, and without disrupting our ongoing business operations in a material way, all of which could have a material adverse effect on our business and results of operations.
Our business benefited from MetLife’s purchasing power when procuring goods and services. As a standalone company, we may be unable to obtain such goods and services at comparable prices or on terms as favorable as those obtained prior to the Separation, which could decrease our overall profitability. See “— Our contractual arrangements with MetLife may not be adequate to meet our operational and business needs. The terms of our arrangements with MetLife may be more favorable than we would be able to obtain from an unaffiliated third party, and we may be unable to replace those services in a timely manner or on comparable terms.”
In addition, we have a large number of shareholders, including MetLife shareholders and beneficiaries of the MetLife Policyholder Trust established in connection with the demutualization of Metropolitan Life Insurance Company (“MLIC”) in April 2000, who received shares of our common stock in connection with the Separation. This large number of shareholders with full voting rights may have a significant impact on matters brought to a shareholder vote and other aspects of our corporate governance. We may also incur significant costs in connection with a such a large shareholder base, including mailing costs and vendor fees related to servicing the needs of our shareholders.
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

We may be unable to achieve some or all of the benefits that we expect to achieve as a separate, public company and the cost of achieving such benefits may be more than we estimated
We believe that, as a separate, public company, we are able to, among other matters, better focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, streamline our processes and infrastructure to focus on our core manufacturing strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, in order to position ourselves for the Separation, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations, including significant cost-cutting initiatives. These actions may not provide the cost benefits we currently expect, may cost more to achieve than we have estimated, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses. As a result, these actions could cause a weakening of our internal standards, controls or procedures and impairment of our key partner and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as a separate company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.
Risks Relating to Our Common Stock
Our stock price may fluctuate significantly
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategies;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain financing as needed;

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	failure to meet any targets given by us or any change in any targets given by us, or changes by us to our target practices;

•	the operating and stock price performance of other comparable companies;

•	investor perception of our company and the insurance industry;

•	speculation in the press or investment community;

•	our business profile, dividend policy or market capitalization;

•	actions by institutional stockholders and other large stockholders, including future sales of our common stock;

•	overall market fluctuations;

•	results from any material litigation or government investigation;

•	changes in laws, rules and regulations, including insurance laws and regulations, affecting our business;

•	changes in our customers’ preferences;

•	changes in capital gains taxes and taxes on dividends affecting shareholders;

•	epidemic disease, “Acts of God,” war and terrorist acts;

•	failure to properly administer or pay claims;

•	additions or departures of key personnel; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could also adversely affect the trading price of our common stock.
We currently have no plans to declare or pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock
We currently have no plans to declare or pay cash dividends on our common stock. We currently intend to use our future distributable earnings, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including capital requirements of our subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. In addition, the terms of the agreements governing the debt we incurred, or debt that we may incur in the future, may limit or prohibit the payment of dividends. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
Any future sales by us or our existing stockholders may cause our stock price to decline
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of February 22, 2019, we had an aggregate of 116,670,471 shares of our common stock issued and outstanding. Such shares are generally freely tradeable without restriction or further registration under the Securities Act, except for shares owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. Shares held by “affiliates” may be sold in the public market if registered or if they qualify for an exemption from registration under Rule 144.
We also have a large shareholder base, including MetLife shareholders and beneficiaries of the MetLife Policyholder Trust established in connection with the demutualization of MLIC, who received shares of our common stock in connection with the Separation, and it is not possible to predict whether or not these and other shareholders will wish to sell their shares of our common stock. The sales of significant amounts of shares of our common stock or the perception in the market that this will occur may result in the lowering of the market price of our common stock.
The Brighthouse Board and its directors and officers may have limited liability to us and you for breach of fiduciary duty
Our amended and restated certificate of incorporation provides that none of our directors and officers will be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty to the fullest extent permitted under the General Corporation Law of the State of Delaware, as amended from time to time (the “DGCL”). Currently, the DGCL provides that directors shall not be personally liable for a breach in fiduciary duties, except for liability for breach of their duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, dividend payments or stock repurchases that are unlawful under Delaware law or any transaction in which a director has derived an improper personal benefit.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers or stockholders
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our current or former directors, officers or stockholders, (iii) action asserting a claim arising out of or pursuant to the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) action asserting a claim governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or any of our current or former directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our results of operations and financial condition.
Your percentage ownership in Brighthouse may be diluted in the future
Your percentage ownership in Brighthouse may be diluted in the future because of equity awards that we expect to grant to our directors, officers and employees. We have adopted equity incentive plans that permit the grant of common stock-based equity awards to our directors, officers and other employees. We also adopted a tax-qualified employee stock purchase plan that permits eligible employees to acquire shares of our common stock at a discount to fair market value. In addition, we may issue common stock as all or part of the consideration paid for acquisitions and strategic investments we may make in the future or for currently unanticipated future development or unforeseen circumstances, given uncertainties related to our business.
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
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving the Company. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. See “Business — Regulation — Insurance Regulation — Holding Company Regulation.” These regulatory restrictions may delay, deter or prevent a potential merger or sale of our company, even if our Board of Directors decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries. In addition, the Investment Company Act may require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment advisor to a mutual fund underlying our variable contracts, including Brighthouse Advisers (formerly known as MetLife Advisers, LLC). Further, FINRA approval would be necessary for a change of control of any broker-dealer that is a direct or indirect subsidiary of BHF.
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
Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws may prevent or delay an acquisition of us, which could decrease the trading price of our common stock
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may deter coercive takeover practices and inadequate takeover bids and may encourage prospective acquirers to negotiate with our Board of Directors rather than attempt a hostile takeover. Such provisions include, among others:
•the inability of our stockholders to act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our Board of Directors to issue preferred stock without stockholder approval;
•the ability of our remaining directors to fill vacancies and newly created directorships on our Board of Directors;

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

These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of Brighthouse and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors. For additional tax considerations, see “Risks Related to Our Separation from, and Continuing Relationship with, MetLife — We have agreed to numerous restrictions to preserve the non-recognition treatment of the transactions, which may reduce our strategic and operating flexibility.”
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Charlotte, North Carolina on a site of approximately 285,000 square feet leased by a MetLife affiliate from a third party. The term of that lease expires in September 2026. In connection with the Separation, we entered into arms-length sublease agreements with such MetLife affiliate for our Charlotte headquarters, as well as certain other locations. Our Charlotte facilities are occupied by each of our three segments, as well as Corporate & Other.
Item 3. Legal Proceedings
See Note 15 of the Notes to the Consolidated and Combined Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
BHF’s common stock, par value $0.01 per share, trades on the Nasdaq under the symbol “BHF.”
As of February 22, 2019, there were approximately 2.3 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
We do not currently anticipate declaring or paying cash dividends on our common stock. See “Risk Factors — Risks Relating to Our Common Stock — We currently have no plans to declare or pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the Standard & Poor’s 500 Index, (2) the Standard & Poor’s 500 Financials Index and (3) the Standard & Poor’s 500 Insurance Index, respectively, for the two-year period ended December 31, 2018, commencing August 7, 2017 (our initial day of “regular-way” trading on the Nasdaq). All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Financials Index and the Standard & Poor’s 500 Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	2017			2018
	Aug 7	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
BHF common stock	$100.00	$98.51	$95.01	$83.28	$64.92	$71.68	$49.38
S&P 500	$100.00	$101.89	$108.66	$107.84	$111.54	$120.14	$103.90
S&P 500 Financials	$100.00	$102.36	$111.19	$110.13	$106.65	$111.29	$96.70
S&P 500 Insurance	$100.00	$99.36	$102.71	$100.31	$95.35	$102.03	$91.20

Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2018 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
October 1 — October 31, 2018	807,692	$43.45	522,709	$136
November 1 — November 30, 2018	476,638	$40.34	474,106	$117
December 1 — December 31, 2018	649,295	$33.52	649,295	$95
Total	1,933,625		1,646,110
__________

(1)
Includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.

(2)
On August 5, 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Consolidated and Combined Financial Statements.

Item 6. Selected Financial Data
The following tables set forth selected historical financial data for Brighthouse Financial, Inc. and its subsidiaries. The statement of operations data for the years ended December 31, 2018, 2017 and 2016, and the balance sheet data at December 31, 2018 and 2017, have been derived from the audited Consolidated and Combined Financial Statements of Brighthouse Financial, Inc. included elsewhere herein. The statement of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data at December 31, 2016, 2015 and 2014, have been derived from the audited Consolidated and Combined Financial Statements not included herein.
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Statement of Operations Data
Total revenues	$8,965	$6,842	$3,018	$8,891	$9,448
Premiums	$900	$863	$1,222	$1,679	$1,500
Universal life and investment-type product policy fees	$3,835	$3,898	$3,782	$4,010	$4,335
Net investment income	$3,338	$3,078	$3,207	$3,099	$3,090
Other revenue	$397	$651	$736	$422	$535
Net investment gains (losses)	$(207)	$(28)	$(78)	$7	$(435)
Net derivative gains (losses) (1)	$702	$(1,620)	$(5,851)	$(326)	$423

Total expenses	$7,976	$7,457	$7,723	$7,429	$7,920
Policyholder benefits and claims	$3,272	$3,636	$3,903	$3,269	$3,334
Interest credited to policyholder account balances	$1,079	$1,111	$1,165	$1,259	$1,278
Amortization of DAC and VOBA	$1,050	$227	$371	$781	$1,109
Other expenses	$2,575	$2,483	$2,284	$2,120	$2,199
Income (loss) before provision for income tax	$989	$(615)	$(4,705)	$1,462	$1,528
Net income (loss)	$870	$(378)	$(2,939)	$1,119	$1,159
Less: Net income (loss) attributed to noncontrolling interests	$5	$—	$—	$—	$—
Net income (loss) available to Brighthouse Financial, Inc’s common shareholders	$865	$(378)	$(2,939)	$1,119	$1,159

Earnings per common share:
Basic	$7.24	$(3.16)	$(24.54)	$9.34	$9.68
Diluted	$7.21	$(3.16)	$(24.54)	$9.34	$9.68

	December 31,
	2018	2017	2016	2015	2014
	(In millions)
Balance Sheet Data
Total assets	$206,294	$224,192	$221,930	$226,725	$231,620
Total investments and cash and cash equivalents	$87,326	$84,195	$85,860	$85,199	$81,141
Separate account assets	$98,256	$118,257	$113,043	$114,447	$122,922
Long-term financing obligations:
Debt (2)	$3,963	$3,612	$810	$836	$928
Reserve financing debt (3)	$—	$—	$1,100	$1,100	$1,100
Collateral financing arrangement (4)	$—	$—	$2,797	$2,797	$2,797
Policyholder liabilities (5)	$79,263	$77,384	$73,943	$71,881	$69,992
Variable annuities liabilities:
Future policy benefits	$4,640	$4,148	$3,562	$2,937	$2,346
Policyholder account balances	$15,382	$12,479	$11,517	$7,379	$5,781
Other policy-related balances	$91	$96	$89	$99	$104
Non-variable annuities liabilities:
Future policy benefits	$31,569	$32,468	$29,810	$28,266	$27,296
Policyholder account balances	$24,672	$25,304	$26,009	$30,142	$31,645
Other policy-related balances	$2,909	$2,889	$2,956	$3,058	$2,820
Total Brighthouse Financial, Inc. stockholders’ equity (6)	$14,418	$14,515	$14,862	$16,839	$17,525
Noncontrolling interests	$65	$65	$—	$—	$—
Accumulated other comprehensive income (loss)	$716	$1,676	$1,265	$1,523	$2,715
_______________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a discussion of net derivative gains (losses).

(2)
At December 31, 2016 and prior periods, this balance includes surplus notes in aggregate principal amount of $750 million issued by Brighthouse Life Insurance Company to a financing trust. On February 10, 2017, MetLife, Inc. became the sole beneficial owner of the financing trust. In connection with MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”), (i) the financing trust was terminated in accordance with its terms on March 23, 2017, (ii) MetLife, Inc. became the owner of the surplus notes, and (iii) prior to the Separation, MetLife, Inc. forgave the obligation of Brighthouse Life Insurance Company to pay the principal under the surplus notes.

(3)
Includes long-term financing of statutory reserves supporting level premium term and ULSG policies provided by surplus notes issued to MetLife. These surplus notes were eliminated in April 2017 in connection with the Restructuring of existing reserve financing arrangements.

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

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Note Regarding Forward-Looking Statements,” “Risk Factors,” “Selected Financial Data,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
The term “Separation” refers to the separation of MetLife’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to Brighthouse Financial, Inc. and its subsidiaries and affiliates. See Note 1 of the Notes to the Consolidated and Combined Financial Statements.
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

•
“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in the Results of Operations that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived from, but different than, the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics but is not intended to be exhaustive.

•	The Results of Operations section begins with two introductory sections to facilitate an understanding of the results discussion:

•
“Significant Business Actions” defines certain actions that had a significant impact to either or both net income (loss) available to shareholders and adjusted earnings, as defined in “— Non-GAAP and Other Financial Disclosures,” which are not indicative of performance in the respective periods. Events defined in this section are referred to in the Results of Operations discussion.

•
“Annual Actuarial Review” describes the changes in key assumptions applied in 2018, 2017 and 2016, respectively, resulting in an unfavorable impact to net income (loss) available to shareholders in each period.

Certain amounts presented in prior periods within the foregoing discussions of our financial results have been reclassified to conform with the current year presentation.
Executive Summary
Overview
We are one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners.
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of operations relating to products we are not actively selling, and which are separately managed. In addition, we report certain of our results of operations in Corporate & Other.
In the third quarter of 2016, the Company reorganized its businesses in anticipation of the Separation. Also, in the fourth quarter of 2016, the Company moved the universal life policies with secondary guarantees business from the Life segment to the Run-off segment (“ULSG Re-segmentation”). These changes were applied retrospectively and did not have an impact on total consolidated net income (loss) available to shareholders or adjusted earnings in the prior periods.
See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated and Combined Financial Statements for further information on our segments and Corporate & Other.
The table below presents a summary of our net income (loss) available to shareholders and adjusted earnings a non-GAAP financial measure. See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”

	Years Ended December 31,			Years Ended December 31,
	2018	2017	Change	2017	2016	Change
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$984	$(615)	$1,599	$(615)	$(4,705)	$4,090
Less: Provision for income tax expense (benefit)	119	(237)	356	(237)	(1,766)	1,529
Net income (loss) available to shareholders	$865	$(378)	$1,243	$(378)	$(2,939)	$2,561

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	$1,025	$1,597	$(572)	$1,597	$867	$730
Less: Provision for income tax expense (benefit)	133	677	(544)	677	181	496
Adjusted earnings	$892	$920	$(28)	$920	$686	$234
For the year ended December 31, 2018, we had net income of $865 million and $892 million of adjusted earnings as compared to a net loss of $378 million and $920 million of adjusted earnings for the year ended December 31, 2017. Net income for the year ended December 31, 2018 reflected impacts from lower equity markets which resulted in favorable net changes in derivative instruments in our variable annuity rider business, but lower adjusted earnings driven by lower fee income and higher amortization of DAC. Despite higher adjusted earnings, the net loss for the year ended December 31, 2017 was driven by unfavorable changes in our derivative instruments resulting from strong equity market performance and rising interest rates. In the third quarter of 2017 we recognized a $1.1 billion tax charge in connection with the Separation which was substantially offset by a benefit of $947 million recorded in the fourth quarter of 2017 in connection with changes to the Tax Code. The net loss for the year ended December 31, 2016 was driven by reserve strengthening, including the effect of our 2016 annual actuarial review for our variable annuities business, our second quarter refinement in the actuarial model which we use to calculate the reserves for our in-force book of ULSG products and the loss recognition, mostly in the form of a write down of deferred acquisition costs, triggered by the move of our ULSG products into the Run-off segment in the fourth quarter of 2016. In addition to reserve strengthening, derivative losses on our economic hedges of certain liabilities also contributed to the net loss, primarily due to the impact of the fourth quarter 2016 rise in interest rates without an offset from the liabilities being hedged due to the insensitivity of GAAP liabilities to changes in interest rates. See “— Results of Operations.”
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
Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the FASB.
The FASB exposed several proposed amendments to the accounting for long-duration insurance contracts in 2016, and on August 15, 2018 issued a final ASU effective January 1, 2021. The ASU will result in significant changes to the accounting for long-duration insurance contracts, including a requirement for all guarantees associated with our variable annuity business to be measured at fair value. The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The ASU could result in a material adverse effect on our stockholders’ equity and results of operations, including our net income.
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
The above factors affect our expectations regarding future margins, which in turn, affect the amortization of certain of our intangible assets such as DAC and VOBA. Significantly lower expected margins may cause us to accelerate the amortization of DAC and VOBA, thereby reducing net income in the affected reporting period. We review our long-term assumptions about capital market returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review. As additional company specific and/or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income. In addition, the change in accounting estimate relating to the liability valuations that occurred in the second quarter of 2016 may result in greater income statement volatility in the future.
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
By focusing our product development and marketing efforts to meeting the needs of certain targeted customer segments identified as part of our strategy, we will be able to focus on offering a smaller number of products that we believe are appropriately priced given current economic conditions, which we believe will benefit our expense ratio thereby increasing our profitability.
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
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, Brighthouse Financial, Inc. and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Business — Regulation” and “Risk Factors — Regulatory and Legal Risks.” In addition, Regulation 187 adopts a “best interest” standard for the sale of life insurance and annuity products in New York, which may have adverse effects on our business by imposing greater compliance, oversight, disclosure and notification requirements on us. The NAIC, other states and the SEC are also considering or have proposed similar regulations.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated and Combined Financial Statements.
The most critical estimates include those used in determining:

i.	liabilities for future policy benefits;

ii.	accounting for reinsurance;

iii.	capitalization and amortization of DAC and the amortization of VOBA;

iv.	estimated fair values of investments in the absence of quoted market values;

v.	investment impairments;

vi.	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

vii.	measurement of income taxes and the valuation of deferred tax assets; and

viii.	liabilities for litigation and regulatory matters.

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
Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole-life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, and/or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and certain GMIBs relating to variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. Liabilities for universal and variable life insurance secondary guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero using a range of scenarios and recognizing those benefits ratably over the contract period based on total expected assessments. The Company also maintains a profit followed by losses reserve on universal life insurance with secondary guarantees. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the underlying separate account funds.
We regularly review our assumptions supporting our estimates of actuarial liabilities for future policy benefits. For universal life and annuity product guarantees, assumptions are updated periodically, whereas for traditional long-duration insurance contracts, assumptions are established at inception and not updated unless a premium deficiency exists. We also review our liability projections to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. We aggregate insurance contracts by product and segment in assessing whether a premium deficiency or profits followed by losses exists. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in changes to earnings.
See Note 1 of the Notes to the Consolidated and Combined Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits.
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
See Note 1 of the Notes to the Consolidated and Combined Financial Statements for additional information on our accounting policy relating to reinsurance and Note 5 of the Notes to the Consolidated and Combined Financial Statements for additional information on our reinsurance programs.

Deferred Policy Acquisition Costs and Value of Business Acquired
We incur significant costs in connection with acquiring new and renewal insurance business. Costs that relate directly to the successful acquisition or renewal of insurance contracts are deferred as DAC. VOBA represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in force at the acquisition date. The recovery of both DAC and VOBA is dependent upon the future profitability of the related business.
DAC and VOBA related to deferred annuities, universal and variable life insurance contracts are amortized based on expected future gross profits. DAC and VOBA balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC and VOBA amortization with an offset to our unearned revenue liability which nets to approximately $215 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life contracts insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC and VOBA amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
Our DAC balances are also impacted by replacing expected future gross profits with actual gross profits in each reporting period, including changes in annuity embedded derivatives and the related nonperformance risk. When the change in expected future gross profits principally relates to the difference between actual and estimates in the current period, an increase in profits will generally result in an increase in amortization and a decrease in profits will generally result in a decrease in amortization.
See Note 1 and Note 4 of the Notes to the Consolidated and Combined Financial Statements for additional information relating to DAC and VOBA accounting policy and amortization.
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
Investment Impairments
One of the significant estimates related to AFS securities is our impairment evaluation. The assessment of whether an other-than-temporary impairment (“OTTI”) occurred is based on our case-by-case evaluation of the underlying reasons for the decline in estimated fair value on a security-by-security basis. Our review of each fixed maturity security for OTTI includes an analysis of gross unrealized losses by three categories of severity and/or age of gross unrealized loss. An extended and severe unrealized loss position may not have any impact on the ability of the issuer to service all scheduled interest and principal payments. Accordingly, such an unrealized loss position may not impact our evaluation of recoverability of all contractual cash flows or the ability to recover an amount at least equal to its amortized cost based on the present value of the expected future cash flows to be collected.
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
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) available to shareholders or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Embedded Derivatives in Variable Annuity Guarantees
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates and implied equity volatilities.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair-value based model for embedded derivatives. See Note 1 of the Notes to the Consolidated and Combined Financial Statements for additional information relating to the determination of the accounting model.
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
Assumptions for embedded derivatives are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
See Note 7 and Note 8 of the Notes to the Consolidated and Combined Financial Statements for additional information on our embedded derivatives and the determination of their fair values.
Embedded Derivatives in Index-Linked Annuities
The Company issues and assumes through reinsurance index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.
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
In the third quarter of 2017, in connection with the Separation, we updated our assumptions for determining the credit spread underlying the nonperformance risk adjustment to be based on Brighthouse Financial, Inc.’s creditworthiness instead of that of MetLife, Inc. Our credit spread is determined by taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial, Inc.’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of Brighthouse Financial, Inc. The impact of this change in methodology resulted in an increase in net income (loss) available to shareholders before provision for income tax of $521 million ($339 million, net of income tax).
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

	Balance Sheet Carrying Value at December 31, 2018
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$760	$(114)
As reported	$1,414	$200
50% decrease in our credit spread	$1,929	$447
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
Litigation Contingencies
We are a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact on our financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. On a quarterly and annual basis, we review relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected in our results of operations and financial condition.
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
The tax impact of the adjustments mentioned is calculated net of the statutory tax rate, which could differ from our effective tax rate.
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
Net investment income plus Investment Hedge Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass through of performance of ceded separate account assets.

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses), (c) GMIB Fees and GMIB Costs and (d) Market Value Adjustments).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
_______________

(1)	Italicized items indicate GAAP statement of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Consolidated and Combined Financial Statements.
Adjusted Net Investment Income
We present adjusted net investment income, which is not calculated in accordance with GAAP. We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents net investment income including investment hedge adjustments. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see footnote 3 to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP but are used as relevant measures of business activity.

•
Allocated equity is the portion of common stockholders’ equity that management allocated to each of its segments prior to 2018. See “— Segment Capital” and Note 2 of the Notes to the Consolidated and Combined Financial Statements for further information.

•
Similar to adjusted net investment income, we present net investment income yields as a performance measure we believe enhances the understanding of our investment portfolio results. Net investment income yields are calculated on adjusted net investment income as a percent of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, collateral received from derivative counterparties.

Segment Capital
Beginning in the first quarter of 2018, we changed the methodology for how capital is allocated to segments and, in some cases, products. Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For our variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with our variable annuity risk management strategy. See “Business — Risk Management Strategies — Variable Annuity Statutory Reserving Requirements and Exposure Management.” For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory RBC. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
Previously, invested assets held in the segments were based on net GAAP liabilities. Excess capital was retained in Corporate & Other and allocated to segments based on an internally developed statistics-based capital model intended to capture the material risks to which we were exposed (referred to as “allocated equity”). Surplus assets in excess of the combined allocations to the segments were held in Corporate & Other with net investment income being credited back to the segments at a predetermined rate. Any excess or shortfall in net investment income from surplus assets was recognized in Corporate & Other.
Management is responsible for the periodic review and enhancement of the capital allocation model to ensure it remains consistent with the Company’s overall objectives and emerging industry practices.

Results of Operations

Significant Business Actions
The following table presents the effect on income (loss) before provision for income tax and pre-tax adjusted earnings from certain business actions undertaken by management that resulted in significant earnings impacts but are not indicative of underlying business performance in the period. These actions do not include the results from the AAR used in determining our insurance liabilities, which are separately discussed, nor other significant impacts to earnings from events that may occur as a result of normal business operations, such as market factors or regulatory changes. Items discussed in this section are referred to in the discussion of our results of operations and are intended to facilitate an understanding of that discussion.

	Impact on Income (Loss) Before Provision for Income Tax			Impact on Pre-tax Adjusted Earnings
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In millions)
ULSG Model Change	$—	$—	$(652)	$—	$—	$(652)
ULSG Re-segmentation	$—	$—	$(614)	$—	$—	$(614)
SPDA Recaptures	$—	$—	$413	$—	$—	$413
VA Recaptures	$—	$(140)	$—	$—	$14	$—
ULSG Actions	$—	$(82)	$—	$—	$(82)	$—
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
The above impacts from the model change also resulted in a reduction of expected future gross profits, which drove our loss recognition margins negative, resulting in a further DAC write-off of $358 million and an increase in insurance-related liabilities of $32 million for the year ended December 31, 2016. In addition to the one-time charges, as a result of the lower expected future gross profits, we have recognized ongoing increases in insurance-related liabilities of $218 million and $132 million for the years ended December 31, 2017 and 2016, respectively, that are not included in the preceding table. We expect to recognize similar ongoing increases in future periods.
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
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an annual actuarial review (the “AAR”). The 2018 AAR for our variable annuity business reflected the alignment to the statutory variable annuity capital reform framework. See “Business — Risk Management Strategies — Variable Annuity Statutory Reserving Requirements and Exposure Management.” These changes included lower lapse and utilization assumptions, consistent with updated Brighthouse policyholder experience and industry participants, as well as updates to the equity market scenario generator as reflected in the framework. We also updated the tax rate to reflect the statutory tax rate change due to the Tax Act. In our life business, we updated assumptions related to market returns, policyholder behavior and expenses.
As a result of the 2017 AAR related to our variable annuity business, we made certain changes to policyholder behavior, harmonized models and assumptions between GAAP and statutory and reflected Brighthouse specific variables after the completion of the Separation from our former parent. Updates to assumptions for our life businesses were related to realized experience in terms of mortality, lapses and premium payment patterns. Additionally, while we did not revise our long-term general account rate setting methodology inherited from our former parent in the prior year, we did experience positive impacts from differentiating the blended general account earned rates between the Life and Run-off segments.
As a result of the 2016 AAR related to our variable annuity business, we made certain changes to policyholder behavior and long-term economic assumptions, primarily relating to annuitization utilization, as well as withdrawals and risk margins. The 2016 review included an analysis of a larger body of actual experience than was previously available which, when combined with relevant industry-wide data that had recently become available, we believed provided greater insight into anticipated policyholder behavior for variable annuity contracts that are in-the-money. This experience included a statistically significant amount of our GMIB policies passing the ten year waiting period required to allow contract holders to use certain benefits and a longer period of experience in a low interest rate environment.
The following table presents the impact on pre-tax adjusted earnings and net income (loss) before provision for income tax from the AARs for the years ended December 31, 2018, 2017 and 2016. The impact related to GMLBs is included in net income (loss) but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Years Ended December 31,
	2018	2017	2016
	(In millions)
GMLBs	$(226)	$(329)	$(2,348)
Included in pre-tax adjusted earnings:
Other annuity business	195	218	(200)
Life business	15	(28)	2
Run-off	(24)	43	—
Total included in pre-tax adjusted earnings	186	233	(198)
Total impact on net income (loss) available to common shareholders	$(40)	$(96)	$(2,546)

Consolidated Results for the Years Ended December 31, 2018, 2017, and 2016
Business Overview. We continue to evaluate our product offerings with the goal to provide new products that are simpler, more transparent and provide value to our advisors, clients and shareholders. New business efforts in both 2017 and 2018 centered on the sale of our suite of structured annuities consisting of products marketed under various names (collectively, Shield Annuities), in addition to the introduction of several new fixed annuity products launched in the second half of 2017 and late 2018, driving a 36% increase in annuity sales compared to the year ended December 31, 2017.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Revenues
Premiums	$900	$863	$1,222
Universal life and investment-type product policy fees	3,835	3,898	3,782
Net investment income	3,338	3,078	3,207
Other revenues	397	651	736
Net investment gains (losses)	(207)	(28)	(78)
Net derivative gains (losses)	702	(1,620)	(5,851)
Total revenues	8,965	6,842	3,018
Expenses
Policyholder benefits and claims	3,272	3,636	3,903
Interest credited to policyholder account balances	1,079	1,111	1,165
Capitalization of DAC	(322)	(260)	(334)
Amortization of DAC and VOBA	1,050	227	371
Interest expense on debt	158	153	175
Other expenses	2,739	2,590	2,443
Total expenses	7,976	7,457	7,723
Income (loss) before provision for income tax	989	(615)	(4,705)
Provision for income tax expense (benefit)	119	(237)	(1,766)
Net income (loss)	870	(378)	(2,939)
Less: Net income (loss) attributable to noncontrolling interests	5	—	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$865	$(378)	$(2,939)
The following table presents the components of net income (loss) available to shareholders, in addition to pre-tax adjusted earnings:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
GMLB Riders	$324	$(1,937)	$(3,221)
Other derivative instruments	(199)	(203)	(2,015)
Net investment gains (losses)	(207)	(28)	(78)
Other adjustments	41	(44)	(258)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,025	1,597	867
Net income (loss) available to shareholders before provision for income tax	984	(615)	(4,705)
Provision for income tax expense (benefit)	119	(237)	(1,766)
Net income (loss) available to shareholders	$865	$(378)	$(2,939)
GMLB Riders. The GMLB Riders reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, and Shield Annuities; (ii) changes in the fair value of the related hedges as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC and VOBA amortization related to the preceding components.
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
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:

•	use of interest rate swaps and swaptions in connection with the ULSG Hedge Program;

•	use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market; and

•	use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through OCI in equity.
Embedded Derivatives. Certain ceded reinsurance agreements in our Life and Run-off segments are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives. In connection with the transition to our variable annuity hedging program, changes in the fair value of the Shield Annuities were included in GMLB Riders beginning in the third quarter of 2017.
Pre-tax Adjusted Earnings. As more fully described in “— Non-GAAP and Other Financial Disclosures,” we use adjusted earnings, which does not equate to net income (loss) available to shareholders, as determined in accordance with GAAP. We believe that the presentation of adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss).
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Net income available to shareholders before provision for income tax was $984 million ($865 million, net of income tax), an increase of $1.6 billion ($1.2 billion, net of income tax) from a loss before provision for income tax of $615 million ($378 million, net of income tax) in the prior period.
The increase was driven by the following key favorable items:

•	GMLB Riders, discussed in detail in “— GMLB Riders for the Years Ended December 31, 2018, 2017 and 2016;”

•	lower policyholder benefits and claims resulting from the adjustment for market performance related to participating products in the Run-off segment; and

•	a loss on the Shield Annuities embedded derivatives recognized in the prior period.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	lower adjusted earnings, which is discussed in greater detail below;

•	higher net investment losses reflecting:

◦	higher current period net losses on sales of U.S. Treasuries due to portfolio repositioning actions and

◦	current period net losses on equity securities compared to prior period net gains; partially offset by

◦	higher current period net gains on real estate joint ventures;

•	changes in the fair value of other freestanding derivatives including:

◦	current period losses on interest rate swaps and swaptions in our ULSG Hedge Program from rising long-term interest rates; and

◦	the unfavorable impact on credit default swaps from credit spreads widening in the current period and narrowing in the prior period; partially offset by,

◦	the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency swaps.
The provision for income tax in the current period led to an effective tax rate of 12%, compared to 39% in the prior period, and primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In the prior period we recognized a $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $725 million related to the Tax Act.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Our net loss available to shareholders before provision for income tax was $615 million ($378 million, net of income tax), which improved by $4.1 billion ($2.6 billion, net of income tax), from a net loss before provision for income tax of $4.7 billion ($2.9 billion, net of income tax) in the prior period.
The improvement was driven by the following key favorable items:

•	changes in the fair value of other freestanding derivatives including:

◦	the favorable changes in interest rates on the fair value of our interest rate swaps; partially offset by

◦	unfavorable changes in our foreign currency swaps due to the U.S. dollar weakening against key foreign currencies in the current period when compared to the prior period.

•	GMLB Riders, discussed in detail in “— GMLB Riders for the Years Ended December 31, 2018, 2017 and 2016;”

•	higher adjusted earnings discussed in detail below;

•	charges in the prior period for an impairment of goodwill in our Run-off segment;

•	the write-off of previously capitalized items in Corporate & Other in connection with the sale of MPCG to MassMutual;

•	lower net investment losses reflecting:

◦	higher impairments in the prior period on real estate joint ventures and fixed maturity securities;

◦	higher current period net gains on sales of equity securities; and

◦	lower current period net losses on sales of fixed maturity securities; partially offset by

◦	current period net losses compared to prior period net gains on foreign currency transactions and

◦	current period net losses on commercial mortgage loans compared to prior period net gains.
The increase in income before provision for income tax was partially offset by the change in fair value of the Shield Annuities embedded derivatives.
The provision for income tax in the current period led to an effective tax rate of 39%, compared to 38% in the prior period, and primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. In the current period we recognized a $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $725 million related to the Tax Act.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The following tables reconcile net income (loss) available to shareholders to adjusted earnings:

	Year Ended December 31, 2018
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,297	$166	$(198)	$(400)	$865
Add: Provision for income tax expense (benefit)	186	75	(60)	(82)	119
Net income (loss) available to shareholders before provision for income tax	1,483	241	(258)	(482)	984
Less: GMLB Riders	324	—	—	—	324
Less: Other derivative instruments	88	(18)	(268)	(1)	(199)
Less: Net investment gains (losses)	(159)	(25)	22	(45)	(207)
Less: Other adjustments	(3)	(1)	45	—	41
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,233	285	(57)	(436)	1,025
Less: Provision for income tax expense (benefit)	210	57	(14)	(120)	133
Adjusted earnings	$1,023	$228	$(43)	$(316)	$892

	Year Ended December 31, 2017
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(394)	$(31)	$75	$(28)	$(378)
Add: Provision for income tax expense (benefit)	(391)	(35)	25	164	(237)
Net income (loss) available to shareholders before provision for income tax	(785)	(66)	100	136	(615)
Less: GMLB Riders	(1,937)	—	—	—	(1,937)
Less: Other derivative instruments	(242)	(21)	(53)	113	(203)
Less: Net investment gains (losses)	26	(52)	25	(27)	(28)
Less: Other adjustments	(18)	—	(19)	(7)	(44)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,386	7	147	57	1,597
Less: Provision for income tax expense (benefit)	369	(9)	43	274	677
Adjusted earnings	$1,017	$16	$104	$(217)	$920

	Year Ended December 31, 2016
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,177)	$(23)	$(770)	$(969)	$(2,939)
Add: Provision for income tax expense (benefit)	(770)	(27)	(413)	(556)	(1,766)
Net income (loss) available to shareholders before provision for income tax	(1,947)	(50)	(1,183)	(1,525)	(4,705)
Less: GMLB Riders	(3,221)	—	—	—	(3,221)
Less: Other derivative instruments	(354)	(71)	(163)	(1,427)	(2,015)
Less: Net investment gains (losses)	(8)	10	(15)	(65)	(78)
Less: Other adjustments	—	(15)	(171)	(72)	(258)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,636	26	(834)	39	867
Less: Provision for income tax expense (benefit)	484	—	(295)	(8)	181
Adjusted earnings	$1,152	$26	$(539)	$47	$686

Consolidated Results for the Years Ended December 31, 2018, 2017, and 2016 - Adjusted Earnings
The following table presents the components of adjusted earnings:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fee income	$3,959	$4,270	$4,320
Net investment spread	1,423	1,284	1,546
Insurance-related activities	(1,161)	(1,147)	(1,332)
Amortization of DAC and VOBA	(616)	(330)	(1,635)
Other expenses, net of DAC capitalization	(2,575)	(2,480)	(2,032)
Less: Net income (loss) attributable to noncontrolling interests	5	—	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	1,025	1,597	867
Provision for income tax expense (benefit)	133	677	181
Adjusted earnings	$892	$920	$686
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings decreased $28 million.
Key unfavorable impacts were:

•	lower fee income due to:

◦	a benefit from tax-related adjustments recognized in other revenues in the prior period, which had a partial offset in tax expense in Corporate & Other;

◦	lower asset-based fees resulting from lower average separate account balances in our Annuities segment; and

◦	the comparative impacts in the AAR, mostly due to mortality and maintenance expense assumptions in our Life segment; partially offset by

◦	higher retained fees from the recapture of reinsurance agreements in the current period in our ULSG business.

•	higher amortization of DAC and VOBA due to:

◦	net unfavorable impacts from the AAR in the current period than the prior period and

◦	negative equity market performance.

•	higher other expenses from:

◦	higher establishment costs related to planned technology and branding expenses and

◦	increased operating costs as a stand-alone company.

•	net costs from insurance-related activities increased due to:

◦	reserve growth and unfavorable mortality in our ULSG business; partially offset by

◦	lower GMDB liabilities resulting from the AAR in our Annuities segment and

◦	higher retained premiums, from the ongoing impacts of a reinsurance recapture in the prior period in our Life segment.
The decrease in adjusted earnings was partially offset by an increase in net investment spread.
The provision for income tax in the current period led to an effective tax rate of 13%, compared to 42% in the prior period. In the prior period we recognized a $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $725 million related to the Tax Act.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Adjusted earnings increased $234 million.

Key favorable impacts were:

•	lower amortization of DAC and VOBA due to:

◦	charges recognized in the prior period from loss recognition triggered by the ULSG Model Change in our Run-off segment and

◦	refinements to the amortization period as a result of the current period AAR in our Annuities segment;

•	net costs of insurance-related activities decreased due to:

◦	charges recognized in the prior period, net of additional charges in the current period, related to the ULSG Model Change and associated loss recognition in our Run-off segment and

◦	a favorable change in the fair value of underlying ceded separate account assets related to a reinsurance agreement for certain variable annuity contracts.
The increase in adjusted earnings was partially offset by the following unfavorable impacts:

•	higher other expenses increased from:

◦	higher establishment costs related to planned technology and branding expenses;

◦	increased operating costs as a stand-alone company; and

◦	higher asset-based expenses in our Annuities segment;

•	net investment spread decreased reflecting lower net investment income in our Annuities segment and Corporate & Other, which is discussed in greater detail below;

•	lower fee income decreased due to:

◦	a decline in our annuities segment related to the SPDA recaptures; partially offset by

◦	higher asset-based fees and

◦	a benefit from tax-related adjustments recognized in other revenues in the current period, which had a partial offset in tax expense in Corporate & Other.
The provision for income tax in the current period led to an effective tax rate of 42%, compared to 21% in the prior year. In the current period we recognized a $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $725 million related to the Tax Act.

Segments and Corporate & Other - Adjusted Earnings for the Years Ended December 31, 2018, 2017, and 2016
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fee income	$2,836	$2,918	$3,155
Net investment spread	773	501	714
Insurance-related activities	(242)	(388)	(619)
Amortization of DAC and VOBA	(505)	(80)	(368)
Other expenses, net of DAC capitalization	(1,629)	(1,565)	(1,246)
Pre-tax adjusted earnings	1,233	1,386	1,636
Provision for income tax expense (benefit)	210	369	484
Adjusted earnings	$1,023	$1,017	$1,152
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. Separate account balances are driven by sales, market movements, surrenders, withdrawals, benefit payments, policy charges and transfers. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances decreased in 2018 driven by the weak equity market performance and negative net flows.

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance, beginning of period	$109,889	$104,857	$106,595
Deposits	1,320	1,259	1,934
Surrenders, withdrawals and benefits	(10,390)	(9,677)	(8,046)
Net Flows	(9,070)	(8,418)	(6,112)
Investment performance	(6,058)	16,124	7,177
Policy charges	(2,605)	(2,649)	(2,607)
Transfers to general account	(234)	(25)	(196)
Balance, end of period	$91,922	$109,889	$104,857

Average balance	$104,433	$108,007	$105,255
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings increased $6 million.
Key favorable impacts were:

•	higher net investment income driven by:

◦	a higher net invested asset base due to the Portfolio Realignment;

◦	repositioning of the investment portfolio into higher yielding assets;

◦	higher income on other limited partnership interests from improved equity performance; and

◦	higher average invested assets resulting from positive net flows in the general account;

•	lower costs associated with insurance-related activities due to:

◦	a decrease in GMDB liability balances resulting from the AAR, partially offset by;

◦	a less favorable adjustment to deferred sales inducements (“DSI”) from the AAR in the current period than in the prior period.

The increase in adjusted earnings was partially offset by the following key unfavorable items:

•	higher DAC and VOBA amortization driven by:

◦	less favorable impacts from the AAR in the current period than the prior period and

◦	negative equity market performance in the current period;

•	lower fee income due to:

◦	lower asset-based fees resulting from lower average separate account balances and

◦	a net benefit recognized in the prior period as a result of reinsurance activity;

•	higher other expenses due to:

◦	increased operating costs as a stand-alone company and

◦
higher variable annuity pass-through expenses due to changes in arrangements with third-parties for investment management and revenue sharing fees in connection with the Separation; partially offset by

◦	the exit of various transition services agreements with MetLife in the current period.
The provision for income tax in the current period led to an effective tax rate of 17%, compared to 27% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Adjusted earnings decreased by $135 million.
Key unfavorable impacts were:

•	higher other expenses reflecting

◦	increased operating costs as a stand-alone company and

◦	higher variable annuity pass-through expenses due to changes in arrangements with third-parties for investment management and revenue sharing fees in connection with the Separation;

•	lower fee income including

◦	a benefit recorded in the prior period in connection with the SPDA Recapture and

◦	a deferred gain related to the VA Recaptures recognized in the prior period; partially offset by

◦	increased revenue sharing fees which are passed through to third parties and have an offset in other expenses and

◦	higher asset-based fees from higher average separate account balances;

•	lower net investment income reflecting

◦	lower derivative income resulting from the termination of interest rate swaps;

◦	lower reinvestment yields on fixed maturities; and

◦	lower prepayment fees; partially offset by

◦	positive general account net flows.
The decrease in adjusted earnings was partially offset by the following key favorable items:

•	lower amortization of DAC and VOBA reflecting

◦	refinements to the amortization period in connection with the AAR in the current period; partially offset by

◦	a prior period recovery in connection with the SPDA Recaptures;

•	lower net costs from insurance-related activities due to

◦	a favorable change in the fair value of ceded separate account assets under a reinsurance agreement for certain variable annuity contracts and

◦	lower amortization of DSI mostly from refinements to the amortization period as part of the AAR in the current period.
The provision for income tax in the current period led to an effective tax rate of 27%, compared to 30% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Life
The following table presents the components of adjusted earnings for our Life segment:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fee income	$324	$395	$386
Net investment spread	223	85	98
Insurance-related activities	74	15	85
Amortization of DAC and VOBA	(95)	(223)	(284)
Other expenses, net of DAC capitalization	(241)	(265)	(259)
Pre-tax adjusted earnings	285	7	26
Provision for income tax expense (benefit)	57	(9)	—
Adjusted earnings	$228	$16	$26
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings increased by $212 million.
Key favorable items were:

•	higher net investment income reflecting

◦	a higher net invested asset base due to the Portfolio Realignment and

◦	repositioning of the investment portfolio into higher yielding assets;

•	lower amortization of DAC and VOBA resulting from comparative impacts in the AAR, mostly due to mortality assumptions;

•	lower costs of insurance-related activities, due to the ongoing impacts in the current period for the yearly renewable term reinsurance recapture (the “YRT Recapture”) in the prior year;

•	lower other expenses reflecting

◦	the exit in the current period of various transition services agreements with MetLife, partially offset by

◦	a change in allocation between segments.
These favorable impacts were partially offset by:

•	lower fee income including

◦	the comparative impacts in the AAR, mostly due to mortality and maintenance expense assumptions and

◦	lower ceded fees resulting from the recapture of various reinsurance agreements in 2017 and 2018.
The provision for income tax in the current period led to an effective tax rate of 20%. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividend received deduction.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Adjusted earnings decreased $10 million.
The decrease was primarily driven by the following unfavorable items:

•	higher costs of insurance-related activities including

◦	higher paid claims, net of reinsurance and

◦	a net increase in costs resulting from reinsurance recapture transactions in both periods;

•	lower net investment spread reflecting

◦	lower reinvestment yields on fixed maturities;

◦	lower funds withheld assets as a result of reinsurance activity; and

◦	a reduction in interest on allocated equity as a result of reduced interest credited and allocated equity assets; partially offset by

◦	higher returns on other limited partnership interests from improved equity market performance;
The decrease in adjusted earnings was partially offset by lower amortization of DAC and VOBA reflecting:

◦	prior year recapture transactions and

◦	the impact on gross profits from higher policyholder benefits and claims in the current period; partially offset by

◦	assumptions regarding mortality and maintenance expenses in connection with the AAR.
The provision for income tax in the current period led to an effective tax rate that is not meaningful in the current period. There was no income tax expense in the prior year.
Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fee income	$802	$748	$757
Net investment spread	370	506	496
Insurance-related activities	(1,027)	(821)	(851)
Amortization of DAC and VOBA	—	(7)	(961)
Other expenses, net of DAC capitalization	(202)	(279)	(275)
Pre-tax adjusted earnings	(57)	147	(834)
Provision for income tax expense (benefit)	(14)	43	(295)
Adjusted earnings	$(43)	$104	$(539)
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings decreased by $147 million.
The decrease was primarily driven by the following unfavorable items:

•	higher costs associated with insurance-related activities due to:

◦	ULSG reserve growth and unfavorable mortality and

◦	the net impact of recapture transactions in both periods; partially offset by

◦	net impact of the changes to pension risk transfer reserves;

•	lower net investment income reflecting:

◦	a lower net invested asset base due to the Portfolio Realignment;

◦	lower income on interest rate derivatives; and

◦	lower securities lending income as a result of lower margins due to the impact of a flatter yield curve and a reduction in program size; partially offset by

◦	higher income on other limited partnership interests from improved equity market performance.
The decrease in adjusted earnings was partially offset by the following favorable items:

•	higher fee income including:

◦	lower ceded fees from the recapture of reinsurance agreements in the current period; partially offset by

◦	a benefit recognized in the prior period from changes to assumptions, primarily long-term earned rates, maintenance expenses and premiums in connection with the AAR;

•	lower other expenses reflecting:

◦	lower costs related to reinsurance financing arrangements that were terminated in the second quarter of 2017.
The provision for income tax in the current period led to an effective tax rate of 24%, compared to 29% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Adjusted earnings increased $643 million.
Key favorable impacts were:

•
lower amortization of DAC and VOBA resulting from the write-off of the DAC asset in the prior period due to loss recognition triggered by the ULSG Model Change and ULSG Re-segmentation, which also resulted in no amortization in the current year;

•	lower costs of insurance-related activities due to:

◦	a net charge recognized in the prior period in connection with the ULSG Model Change; partially offset by

◦	an increase in net costs associated with ULSG from ULSG actions, recurring impacts of the ULSG Re-segmentation and additional loss recognition in the current period and

◦	an increase in pension risk transfer reserves;

•	lower fee income including:

◦	a refinement in allocation of ceded reinsurance fees between the Run-off and Life Segments, partially offset by

◦	changes in connection with the AAR regarding premium persistency and mortality assumptions.
The provision for income tax in the current period led to an effective tax rate of 29%, compared to 35% from income tax expense in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividend received deductions.
Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fee income	$(3)	$209	$22
Net investment spread	57	192	238
Insurance-related activities	34	47	53
Amortization of DAC and VOBA	(16)	(20)	(22)
Other expenses, net of DAC capitalization	(503)	(371)	(252)
Less: Net income (loss) attributable to noncontrolling interests	5	—	—
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	(436)	57	39
Provision for income tax expense (benefit)	(120)	274	(8)
Adjusted earnings	$(316)	$(217)	$47

Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Adjusted earnings decreased $99 million.
Key unfavorable impacts were:

•	lower fee income due to a benefit from tax-related adjustments recognized in other revenues in the prior period, which had a partial offset in tax expense;

•	lower net investment income reflecting:

◦	a lower net invested asset base due to the Portfolio Realignment and

◦	lower income on derivatives from the termination of interest rate swaps;

•	higher establishment costs related to planned technology and branding expenses.
In the prior period we recognized a $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $725 million related to the Tax Act. These adjustments resulted in an effective tax rate percentage that is not meaningful for comparison purposes and accordingly has not been included.
Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Adjusted earnings decreased $264 million.
Key unfavorable impacts were driven primarily by:

•	higher other expenses from higher establishment costs related to planned technology and branding expenses;

•	lower net investment income reflecting:

◦
a reduction in the invested asset base from a reduction in economic capital managed by the segment as a result of the termination of certain collateral financing arrangements in connection with the formation of BRCD and a cash distribution paid to MetLife in the current period in connection with the Separation;

◦	lower returns on other limited partnerships; and

◦	lower income from our securities lending program as a result of a reduction in program size, as well as lower margins resulting from a flatter yield curve.
The decrease in adjusted earnings was partially offset by higher fee income due to a benefit from tax-related adjustments recognized in other revenues in the current period, which had a partial offset in tax expense.
In the current period we recognized a $1.1 billion non-cash tax charge in connection with the Separation, which was partially offset by a tax benefit of $725 million related to the Tax Act. These adjustments resulted in effective tax rate percentages that are not meaningful for comparison purposes and accordingly have not been included.

GMLB Riders for the Years Ended December 31, 2018, 2017 and 2016
The following table presents the overall impact on income (loss) before provision for income tax from the performance of GMLB Riders for (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC amortization.

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Liabilities (1)	$(467)	$392	$(2,622)
Hedging Program (2)	371	(3,143)	(2,800)
Ceded Reinsurance	(2)	(169)	69
Fees (3)	859	864	871
GMLB DAC	(437)	119	1,261
Total GMLB Riders	$324	$(1,937)	$(3,221)
______________

(1)
Includes cumulative changes in fair value of the Shield Annuities embedded derivatives of $358 million and ($305) million for the years ended December 31, 2018 and 2017, respectively. Changes in the fair value of the Shield Annuities embedded derivatives were not included in the GMLB results for the first and second quarters of 2017 and the year ended December 31, 2016.

(2)
Certain hedges of GMIB insurance liabilities were historically reported in policyholder benefits and claims. Amounts reported in policyholder benefits and claims were ($324) million and ($278) million for the years ended December 31, 2017 and 2016, respectively. Consistent with the hedge strategy now focused on a statutory target, with less emphasis on matching GAAP liabilities, all hedge program amounts were recorded in net derivative gains (losses) beginning in 2018.

(3)	Excludes living benefit fees, included as a component of adjusted earnings, of $69 million, $71 million and $76 million for the years ended December 31, 2018, 2017 and 2016, respectively.
GMLB Liabilities. Liabilities reported as part of GMLB Riders (“GMLB Liabilities”) include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant. Shield Annuities currently offered provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities may provide us with risk offset to liabilities related to guarantee rider benefits.
GMLB Hedging Program and Reinsurance. We enter into freestanding derivatives to hedge the market risks inherent in the GMLB Liabilities. Generally, the same market factors that impact the fair value of the guarantee rider embedded derivatives impact the value of the hedges, though in the opposite direction. However, the changes in value of the GMLB Liabilities and related hedges may not be symmetrical and the divergence could be significant due to certain factors, such as the guarantee riders accounted for as insurance are not recognized at fair value and there are unhedged risks within the GMLB Liabilities. We may also use reinsurance to manage our exposure related to the GMLB Liabilities.
GMLB Fees. We earn fees from the guarantee rider benefits, which are calculated based on the policyholder’s Benefit Base. Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. For guarantee rider embedded derivatives, the future fees are included in the fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For guarantee rider benefits accounted for as insurance, while the related fees do affect the valuation of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type policy fees.

GMLB DAC. Changes in the fair value of GMLB Liabilities that are accounted for as embedded derivatives result in a corresponding recognition of DAC amortization that generally has an inverse effect on net income (loss), which we refer to as the DAC offset. While the DAC offset is generally the most significant driver of GMLB DAC, it can be impacted by other adjustments including amortization related to guarantee benefit riders accounted for as insurance.
Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Comparative results from GMLB Riders were favorable by $2.3 billion. Of this amount, a favorable change of $2.4 billion was recorded in net derivative gains (losses). This change was mostly driven by a decrease in equity market performance, particularly in the fourth quarter of 2018, which impacted the following:

•	a favorable change in the fair value of equity derivatives in our GMLB Hedging Program and

•	a favorable change in the fair value of the Shield Annuities embedded derivatives; partially offset by

•	an increase in the liability reserves for the guarantee rider embedded derivatives, net of the favorable change in non-performance risk driven by a widening of credit spreads in the current period.
These net favorable effects from the decline in equity markets were partially offset by an unfavorable change in comparative results related to GMLB DAC reflecting:

•	an unfavorable change in the offset related to the cumulative historical losses in the GMLB Hedging Program and

•	an unfavorable change in the offset related to the change in non-performance risk associated with the guarantee rider embedded derivatives; partially offset by

•
higher amortization recognized in the prior period in connection with the AAR, primarily from changes in the amortization period and the use of Brighthouse’s post-separation credit spread, instead of that of MetLife, in the calculation of the non-performance risk adjustment.

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Comparative results from GMLB Riders were favorable by $1.3 billion. Of this amount, a favorable change of $2.6 billion was recorded in net derivative gains (losses). This change was mostly driven by:

•
a favorable change from increases in guarantee rider embedded derivatives, recognized in the prior period, related to changes in assumptions for policyholder behavior and risk margins in connection with the AAR, which also resulted in an unfavorable change in GMLB DAC; partially offset by

•	unfavorable changes resulting from market factors as higher equity market performance more than offset the effects of interest rates increasing less in the current period than in the prior period; and

•	an unfavorable change in the fair value of the Shield Annuities embedded derivatives recognized in the current period.
The market factors noted above resulted in an unfavorable comparative change in our GMLB Hedging Program which was partially offset by favorable changes in the GMLB Liabilities and GMLB DAC.
Effects of Inflation
Management believes that inflation has not had a material effect on the Company’s results of operations, except insofar as inflation may affect interest rates.
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.

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

•	currency risk, relating to the variability in currency exchange rates for foreign denominated investments; and

•
financial and operational integration risks while we transition to a multiple manager investment platform, and following such transition, we will continue to be subject to the risks related to using external investment managers.

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
Investment Management Agreements
Following the Separation, MLIA managed our investment portfolio pursuant to several investment management agreements. On February 5, 2019, we terminated several existing investment management agreements with MLIA and entered into the new Investment Management Agreement with MLIA, pursuant to which MLIA will, on a sub-advisory basis, manage the investment of the assets comprising the general account portfolio, as well as certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our non-insurance subsidiaries. As part of the termination of the prior investment management agreements, we brought our derivatives trading, which had previously been managed by MLIA, in-house. The Investment Management Agreement marks one of the initial steps in the transition of our investment portfolio to a multi-manager platform, which is expected to occur in stages throughout 2019. Accordingly, the Investment Management Agreement allows us flexibility to partially terminate investment management services for specified investments upon prior notice to MLIA, which we intend to do as we engage a select group of experienced external asset management firms to provide services previously provided under the Investment Management Agreement.

Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. In December 2018, the Federal Open Market Committee increased the federal funds rate, the fourth such increase in 2018. The Federal Reserve may take further actions to influence interest rates in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Industry Trends and Uncertainties — Financial and Economic Environment.”
Selected Investments
On January 29, 2019, PG&E Corporation (“PG&E”) filed for bankruptcy related to potential liabilities from wildfires in California. We have direct exposure to PG&E in fixed maturity securities with an estimated fair value and amortized cost of $35 million and $43 million, respectively, at December 31, 2018. The estimated fair value and amortized cost of our indirect exposure to PG&E through fixed maturity securities was $59 million and $61 million, respectively, at December 31, 2018. In addition, we hold a lease equity position with indirect exposure to PG&E with a carrying value of $65 million at December 31, 2018.
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

	Years Ended December 31,
	2018		2017		2016
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.62%	$3,465	4.59%	$3,319	4.93%	$3,609
Investment fees and expenses	(0.15)	(113)	(0.15)	(109)	(0.15)	(107)
Adjusted net investment income (2) (3)	4.47%	$3,352	4.44%	$3,210	4.78%	$3,502
_______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in Note 3 below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.

(2)	Adjusted net investment income included in yield calculations includes Investment Hedge Adjustments.

(3)	Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net investment income	$3,338	$3,078	$3,207
Less: Investment hedge adjustments	(14)	(131)	(298)
Less: Other incremental net investment income	—	(1)	3
Adjusted net investment income — in the above yield table	$3,352	$3,210	$3,502
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017” and “— Results of Operations — Consolidated Results —Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016,” for an analysis of the year over year changes in net investment income.

Fixed Maturity Securities AFS
The following table presents fixed maturity securities AFS by type (public or private) held at:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$51,939	83.0%	$54,332	83.6%
Privately-placed	10,669	17.0	10,659	16.4
Total fixed maturity securities	$62,608	100.0%	$64,991	100.0%
Percentage of cash and invested assets	71.7%		77.2%
Valuation of Securities. See Note 8 of the Notes to the Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
Fixed Maturity Securities AFS
See Notes 1 and 6 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
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
The NAIC has methodologies to assess credit quality for certain Structured Securities comprised of non-agency RMBS, CMBS and asset backed securities (“ABS”). The NAIC’s objective with these methodologies is to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. We apply the NAIC methodologies to Structured Securities held by our insurance subsidiaries. The NAIC’s present methodology is to evaluate Structured Securities held by insurers on an annual basis. If our insurance subsidiaries acquire Structured Securities that have not been previously evaluated by the NAIC but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2018				December 31, 2017
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$40,218	$1,954	$42,172	67.4%	$42,098	$3,631	$45,729	70.4%
2	Baa	17,656	(122)	17,534	28.0	15,137	1,113	16,250	25.0
Subtotal investment grade		57,874	1,832	59,706	95.4	57,235	4,744	61,979	95.4
3	Ba	2,160	(87)	2,073	3.3	2,102	63	2,165	3.3
4	B	787	(48)	739	1.2	799	15	814	1.3
5	Caa and lower	99	(9)	90	0.1	31	(2)	29	—
6	In or near default	—	—	—	—	6	(2)	4	—
Subtotal below investment grade		3,046	(144)	2,902	4.6	2,938	74	3,012	4.6
Total fixed maturity securities		$60,920	$1,688	$62,608	100.0%	$60,173	$4,818	$64,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
December 31, 2018
U.S. corporate	$11,277	$11,118	$1,417	$635	$26	$—	$24,473
U.S. government and agency	8,921	174	—	—	—	—	9,095
RMBS	8,395	40	58	6	48	—	8,547
Foreign corporate	2,427	5,089	427	70	13	—	8,026
CMBS	5,183	57	6	2	—	—	5,248
State and political subdivision	3,437	156	1	—	3	—	3,597
ABS	1,851	244	30	1	—	—	2,126
Foreign government	681	656	134	25	—	—	1,496
Total fixed maturity securities	$42,172	$17,534	$2,073	$739	$90	$—	$62,608
Percentage of total	67.4%	28.0%	3.3%	1.2%	0.1%	—%	100.0%

December 31, 2017
U.S. corporate	$10,263	$10,548	$1,408	$714	$23	$1	$22,957
U.S. government and agency	16,111	181	—	—	—	—	16,292
RMBS	7,830	27	102	12	6	—	7,977
Foreign corporate	1,835	4,657	483	48	—	—	7,023
CMBS	3,423	—	—	—	—	—	3,423
State and political subdivision	4,105	70	3	—	—	3	4,181
ABS	1,538	258	33	—	—	—	1,829
Foreign government	624	509	136	40	—	—	1,309
Total fixed maturity securities	$45,729	$16,250	$2,165	$814	$29	$4	$64,991
Percentage of total	70.4%	25.0%	3.3%	1.3%	—%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both December 31, 2018 and 2017. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$9,896	30.4%	$9,459	31.5%
Consumer	8,290	25.5	7,213	24.1
Finance	7,209	22.2	5,834	19.4
Utility	4,770	14.7	4,333	14.5
Communications	2,334	7.2	2,338	7.8
Other	—	—	803	2.7
Total	$32,499	100.0%	$29,980	100.0%

Structured Securities
We held $15.9 billion and $13.2 billion of Structured Securities, at estimated fair value, at December 31, 2018 and 2017, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The following table presents our RMBS holdings at:

	December 31, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,885	57.2%	$174	$4,623	58.0%	$219
Pass-through securities	3,662	42.8	(55)	3,354	42.0	9
Total RMBS	$8,547	100.0%	$119	$7,977	100.0%	$228

By risk profile:
Agency	$6,396	74.8%	$(23)	$5,439	68.1%	$46
Prime	296	3.5	10	333	4.2	22
Alt-A	938	11.0	79	1,185	14.9	93
Sub-prime	917	10.7	53	1,020	12.8	67
Total RMBS	$8,547	100.0%	$119	$7,977	100.0%	$228

Ratings profile:
Rated Aaa	$6,529	76.4%		$5,553	69.6%
Designated NAIC 1	$8,395	98.2%		$7,830	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $883 million and $976 million at December 31, 2018 and 2017, respectively, with unrealized gains (losses) of $50 million and $65 million at December 31, 2018 and 2017, respectively.
CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by vintage year at:

	December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$177	$177	$29	$33
2011	297	293	313	317
2012	263	262	303	308
2013	290	290	318	323
2014	526	519	544	554
2015	1,076	1,059	1,053	1,064
2016	582	568	509	507
2017	696	686	317	317
2018	1,385	1,394	—	—
Total	$5,292	$5,248	$3,386	$3,423

CMBS rated Aaa using rating agency ratings were $3.5 billion, or 66.9% of total CMBS, and designated NAIC 1 were $5.2 billion, or 98.8% of total CMBS, at December 31, 2018. CMBS Aaa rating agency ratings were $2.3 billion, or 65.8% of total CMBS, and designated NAIC 1 were $3.4 billion, or 100.0% of total CMBS at December 31, 2017.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31, 2018			December 31, 2017
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,010	47.5%	$(18)	$819	44.8%	$8
Automobile loans	199	9.4	—	189	10.3	—
Consumer loans	193	9.1	1	262	14.3	3
Student loans	186	8.7	3	169	9.3	4
Credit card loans	136	6.4	2	101	5.5	—
Other loans	402	18.9	3	289	15.8	4
Total	$2,126	100.0%	$(9)	$1,829	100.0%	$19
Ratings profile:
Rated Aaa	$956	45.0%		$637	34.8%
Designated NAIC 1	$1,851	87.1%		$1,538	84.1%
Evaluation of AFS Securities for OTTI and Temporary Impairment
See Note 6 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for OTTI and temporary impairment.
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
See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Securities Lending” and Note 6 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31, 2018				December 31, 2017
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$8,529	62.0%	$42	0.5%	$7,375	68.4%	$36	0.5%
Agricultural	2,946	21.4	9	0.3%	2,276	21.1	7	0.3%
Residential	2,276	16.6	6	0.3%	1,138	10.5	4	0.4%
Total	$13,751	100.0%	$57	0.4%	$10,789	100.0%	$47	0.4%

We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loan portfolios, at both December 31, 2018 and 2017, 97% were collateralized by properties located in the U.S. and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	December 31,
	2018	2017
California	26%	24%
New York	14%	15%
Texas	8%	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2018 and 2017. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	December 31,
	2018	2017
California	36%	32%
Florida	9%	13%
New York	6%	8%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,550	29.9%	$1,955	26.5%
Middle Atlantic	1,867	21.9	1,699	23.0
South Atlantic	1,316	15.5	1,190	16.1
West South Central	801	9.4	777	10.5
East North Central	473	5.5	489	6.6
Mountain	404	4.7	266	3.6
New England	397	4.7	220	3.0
International	389	4.5	323	4.4
West North Central	127	1.5	130	1.8
East South Central	59	0.7	48	0.7
Multi-region and Other	146	1.7	278	3.8
Total recorded investment	8,529	100.0%	7,375	100.0%
Less: valuation allowances	42		36
Carrying value, net of valuation allowances	$8,487		$7,339

Property Type
Office	$3,810	44.6%	$3,246	44.0%
Retail	2,064	24.2	1,933	26.2
Apartment	1,480	17.4	968	13.1
Hotel	744	8.7	683	9.3
Industrial	400	4.7	385	5.2
Other	31	0.4	160	2.2
Total recorded investment	8,529	100.0%	7,375	100.0%
Less: valuation allowances	42		36
Carrying value, net of valuation allowances	$8,487		$7,339
Mortgage Loan Credit Quality — Monitoring Process. Our investment manager monitors our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. Quarterly, we conduct a formal review of the portfolio with our manager. See Note 6 of the Notes to the Consolidated and Combined Financial Statements for information on mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans.
Our investment manager reviews our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 6 of the Notes to the Consolidated and Combined Financial Statements for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% and 51% at December 31, 2018 and 2017, respectively, and our average debt service coverage ratio was 2.2x and 2.3x at December 31, 2018 and 2017, respectively. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 43% at December 31, 2018 and 2017, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See Notes 6 and 8 of the Notes to the Consolidated and Combined Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the years ended December 31, 2018 and 2017.
Real Estate Joint Ventures
Real estate joint ventures are comprised primarily of limited partner interests in real estate funds, and to a lesser extent joint ventures with interests in projects with varying strategies ranging from the development of properties to the operation of income-producing properties.
The estimated fair value of the real estate joint venture investment portfolios was $572 million and $594 million at December 31, 2018 and 2017, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised of private equity funds and hedge funds. The carrying value of other limited partnership interests was $1.8 billion and $1.7 billion at December 31, 2018 and 2017, respectively, which included $98 million and $104 million of hedge funds at December 31, 2018 and 2017, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,778	91.8%	$2,254	89.9%
Tax credit and renewable energy partnerships	95	3.1	103	4.1
Leveraged leases, net of non-recourse debt	65	2.1	66	2.6
FHLB Stock (1)	64	2.1	71	2.8
Other	25	0.9	13	0.6
Total	$3,027	100.0%	$2,507	100.0%
_______________

(1)	The Company reclassified Federal Home Loan Bank (“FHLB”) stock in prior periods from equity securities to other invested assets.

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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2018 and 2017.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2018, 2017 and 2016.
See “Business — Segments and Corporate & Other — Annuities” and “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” for more information about our use of derivatives by major hedge programs, as well as “— Results of Operations — Annual Actuarial Review.”
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
Derivatives categorized as Level 3 at December 31, 2018 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheets and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31, 2018		December 31, 2017
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	98	3	65	(1)
Written	1,820	11	1,900	40
Total	$1,918	$14	$1,965	$39
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we, can replicate the desired bond exposures and meet our ALM needs. This can expose the Company to changes in credit spreads as the written credit default swap tenor is shorter than the maturity of Treasury bonds.
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $55 million and $29 million at estimated fair value at December 31, 2018 and 2017, respectively. See Note 6 of the Notes to the Consolidated and Combined Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $145 million and $368 million at December 31, 2018 and 2017, respectively. See Note 7 of the Notes to the Consolidated and Combined Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 15 of the Notes to the Consolidated and Combined Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 6 of the Notes to the Consolidated and Combined Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate Joint Ventures” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 15 of the Notes to the Consolidated and Combined Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments, bank credit facilities and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments. See “— Liquidity and Capital Resources — The Company — Contractual Obligations.”

Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “— Summary of Critical Accounting Estimates.”
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
Life
Future policy benefits for the life business are comprised mainly of liabilities for traditional life and for universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated, and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts.
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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “— Variable Annuity Guarantees” and “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.” See Notes 1 and 3 of the Notes to the Consolidated and Combined Financial Statements for additional information. A discussion of policyholder account balances by segment, as well as Corporate & Other, follows.

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
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Annuities at:

	December 31, 2018		December 31, 2017
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,334	$818	$1,436	$915
Equal to 2% but less than 4%	$14,001	$13,221	$15,158	$13,706
Equal to or greater than 4%	$509	$509	$544	$544
______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Annuities were $285 million and $297 million at December 31, 2018 and 2017, respectively.
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
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Life at:

	December 31, 2018		December 31, 2017
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$93	$93	$128	$128
Equal to 2% but less than 4%	$1,145	$524	$1,156	$551
Equal to or greater than 4%	$1,914	$1,914	$1,963	$1,963
_______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Life were $22 million and $28 million at December 31, 2018 and 2017, respectively.
Run-off
Policyholder account balances in Run-off are comprised of funding agreements and COLI. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (one-month or three-month) LIBOR. We are exposed to interest rate risks, when guaranteeing payment of interest and return on principal at the contractual maturity date. We may invest in floating rate assets or enter into receive-floating rate swaps, also tied to external indices, as well as caps, to mitigate the impact of changes in market interest rates. We also mitigate our risks by applying various ALM strategies.
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Run-off as of:

	December 31, 2018		December 31, 2017
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Universal Life Secondary Guarantee
Greater than 0% but less than 2%	$—	$—	$—	$—
Equal to 2% but less than 4%	$5,570	$802	$5,695	$790
Equal to or greater than 4%	$584	$584	$591	$591
_______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Run-off were $62 million and $64 million at December 31, 2018 and 2017, respectively.
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
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends and Uncertainties” and “— Investments — Current Environment.”
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our ratings, business mix and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. Our Board of Directors and senior management are directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. We are targeting a debt-to-capital ratio commensurate with our parent company credit ratings and our insurance subsidiaries’ financial strength ratings. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $2.2 billion and $1.6 billion at December 31, 2018 and 2017, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $36.5 billion and $38.3 billion at December 31, 2018 and 2017. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
The Company

Liquidity
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which reflect the impact of various scenarios, including (i) the potential increase in our requirement to pledge additional collateral or return collateral to our counterparties, (ii) a reduction in new business sales, and (iii) the risk of early contract holder and policyholder withdrawals, as well as lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights on many of our products, under which certain of these provisions deter the customer from making withdrawals prior to the maturity date of the product. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These potential available alternative sources of liquidity include cash flows from operations, sales of liquid assets and funding sources including secured funding agreements, unsecured credit facilities and secured committed facilities.
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital.”
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate cash flows within our insurance companies, our ability to effectively manage the risk of our businesses and our expected ability to borrow funds and raise additional capital to meet operating and growth needs in the event of adverse market and economic conditions.
We target to maintain a debt-to-capital ratio of approximately 25%, which we monitor using an average of our key leverage ratios as calculated by A.M. Best, Fitch, Moody’s and S&P. As such, we may opportunistically look to pursue additional financing over time, which may include the incurrence of additional term loans, borrowings under credit facilities, the issuance of debt, equity or hybrid securities or the refinancing of existing indebtedness. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.
Additionally, we intend to maintain a funding of assets in excess of CTE98 to support our variable annuity contracts during normal market conditions and assets in excess of CTE95 in stressed market conditions. At December 31, 2018, we held assets in excess of CTE98.
In August 2018, our Board of Directors authorized the repurchase of up to $200 million of our common stock. Repurchases made under such authorization may be made through open market purchases, pursuant to 10b5-1 plans, or pursuant to accelerated stock repurchase plans from time to time at management’s discretion in accordance with applicable federal securities laws. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
We do not currently anticipate declaring or paying cash dividends on our common stock. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on and be subject to our financial condition, results of operations, cash needs, regulatory and other constraints, capital requirements (including capital requirements of our subsidiaries), contractual restrictions and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns of capital on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
Rating Agencies
The following financial strength ratings represent each rating agency’s current opinion of our principal insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in our securities. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook unless otherwise indicated.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A	A3	A+ (1)
	3rd of 16	6th of 19	7th of 21	5th of 22
New England Life Insurance Company	A	A	A3	A+ (1)
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+ (1)
	3rd of 16			5th of 22
_______________
NR = Not rated

(1)	Negative outlook.
Our long-term issuer credit ratings as of the date of this filing are indicated in the following table. All long-term issuer credit ratings have a stable outlook unless otherwise indicated.

	A.M. Best	Fitch	Moody’s	S&P
	“aaa (Exceptional)” to “S (suspended)”	“AAA (highest credit quality)” to “D (default)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Financial, Inc. (1)	bbb+	BBB+	Baa3	BBB+ (2)
Brighthouse Holdings, LLC (1)	bbb+	BBB+	Baa3	BBB+ (2)
_______________

(1)
Long-term Issuer Credit Rating refers to issuer credit rating, issuer default rating, long-term issuer rating and long-term counterparty credit rating for A.M. Best, Fitch, Moody’s and S&P, respectively.

(2)	Negative outlook.
Additional information about financial strength ratings and credit ratings can be found on the respective websites of the rating agencies.
Rating agencies may continue to review and adjust our ratings. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Sources:
Operating activities, net	$3,062	$3,396	$3,736
Investing activities, net	—	—	4,674
Changes in policyholder account balances, net	2,986	1,887	—
Changes in payables for collateral under securities loaned and other transactions, net	888	—	—
Long-term debt issued	375	3,588	—
Cash received from MetLife, Inc. in connection with shareholder’s net investment	—	293	1,833
Total sources	7,311	9,164	10,243
Uses:
Investing activities, net	4,538	3,915	—
Changes in policyholder account balances, net	—	—	1,667
Changes in payables for collateral under securities loaned and other transactions, net	—	3,147	3,247
Long-term debt repaid	9	13	26
Collateral financing arrangements repaid	—	2,797	—
Treasury stock acquired in connection with share repurchases	105	—	—
Distribution to MetLife, Inc.	—	1,798	—
Cash paid to MetLife, Inc. in connection with shareholder’s net investment	—	668	634
Financing element on certain derivative instruments and other derivative related transactions, net	303	149	1,011
Other, net	68	48	—
Total uses	5,023	12,535	6,585
Net increase (decrease) in cash and cash equivalents	$2,288	$(3,371)	$3,658
Cash Flows from Operating Activities
The principal cash inflows from our insurance activities come from insurance premiums, annuity considerations and net investment income. The principal cash outflows are the result of various annuity and life insurance products, operating expenses and income tax, as well as interest expense. The primary liquidity concern with respect to these cash flows is the risk of early contract holder and policyholder withdrawal.
Cash Flows from Investing Activities
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
Cash Flows from Financing Activities
The principal cash inflows from our financing activities come from issuances of debt, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, common stock repurchases, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.

Primary Sources of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Sources
Liquidity is provided by a variety of funding sources, including secured funding agreements, unsecured credit facilities and secured committed facilities. Capital is provided by a variety of funding sources, including issuances of long-term debt and borrowings under our credit facilities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary funding sources include:
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
In July 2018, Brighthouse Life Insurance Company became a member of FHLB of Atlanta and, shortly thereafter, discontinued its membership in FHLB of Pittsburgh. At both December 31, 2018 and 2017, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the years ended December 31, 2018, 2017 and 2016, Brighthouse Life Insurance Company issued $0, $25 million and $4.7 billion, respectively, and repaid $0, $75 million and $5.9 billion, respectively, under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements
In February 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. The funding agreement program has a term ending on December 1, 2023. Funding agreements are issued to Farmer Mac in exchange for cash. In connection with each funding agreement, Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize Brighthouse Life Insurance Company’s obligations under the funding agreements. Upon any event of default by Brighthouse Life Insurance Company, Farmer Mac’s recovery on the collateral is limited to the amount of Brighthouse Life Insurance Company’s liabilities to Farmer Mac. At February 26, 2019, there were no borrowings under this funding agreement program.
Long-term Debt Issued
In September 2018, BHF issued $375 million of 6.25% unsecured junior subordinated debentures due 2058.
In June 2017, BHF issued $3.0 billion of unsecured senior notes consisting of (i) $1.5 billion of 3.70% senior notes due 2027 and (ii) $1.5 billion of 4.70% senior notes due 2047.
Credit Facilities
As of December 31, 2018, we maintained a $2.0 billion unsecured revolving credit facility maturing December 2, 2021 (the “Revolving Credit Facility”), all of which may be used for letters of credit and up to $1.0 billion may be used for loans, and a $600 million unsecured delayed draw term loan facility maturing December 2, 2019 (the “2017 Term Loan Facility”). At December 31, 2018, there were no borrowings under the Revolving Credit Facility. In August 2017, we borrowed $600 million under the 2017 Term Loan Facility, all of which remained outstanding at December 31, 2018.
On February 1, 2019, BHF entered into a new term loan agreement with respect to a new $1.0 billion five-year unsecured term loan facility (the “2019 Term Loan Facility”). On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated the 2017 Term Loan Facility without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder to be used for general corporate purposes.
Committed Facilities
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and maturing on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2018, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. At December 31, 2018, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2018, there were no borrowings under this facility, and there was $9.8 billion of funding available under this financing arrangement.
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level that is sufficient to satisfy its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes the above referenced financing arrangement to cover the difference between full required statutory assets (i.e., XXX/AXXX reserves plus target risk margin appropriate to meet capital needs) and Minimum Initial Target Assets. An admitted deferred tax asset, if any, would also serve to reduce the amount of funding required under the above referenced financing arrangement.
Outstanding Long-term Debt
The following table summarizes our outstanding long-term debt at:

	December 31,
	2018	2017
	(In millions)
Senior notes (1)	$2,968	$2,966
Term loan	600	600
Junior subordinated debentures (1)	361	—
Other long-term debt (2)	34	46
Total long-term debt	$3,963	$3,612
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $46 million and $34 million at December 31, 2018 and 2017, respectively, for senior notes and junior subordinated debentures on a combined basis.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. At December 31, 2018, the Company was in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
As of December 31, 2018, we had repurchased 2,628,167 shares of our common stock through open market purchases, pursuant to 10b5-1 plans, for $105 million. In 2019, through February 22, 2019, BHF repurchased an additional 879,701 shares of its common stock through open market purchases, pursuant to 10b5-1 plans, for $31 million.

Debt Repurchases
We may from time to time seek to retire or purchase our outstanding indebtedness through cash purchases and/or exchanges for other securities, purchases in the open market, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not we repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.
Collateral Financing Arrangement Repaid
In April 2017, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (which was subsequently merged into BRCD) terminated a collateral financing arrangement and, as a result, the $2.8 billion obligation outstanding under this arrangement was extinguished.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the years ended December 31, 2018 and 2017, general account surrenders and withdrawals totaled $3.0 billion and $2.2 billion, respectively, of which $2.4 billion and $1.8 billion, respectively, were attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2018 and 2017, counterparties were obligated to return cash collateral pledged by us of $64 million and $44 million, respectively. At December 31, 2018 and 2017, we were obligated to return cash collateral pledged to us by counterparties of $1.4 billion and $379 million, respectively. See Note 7 of the Notes to the Consolidated and Combined Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.6 billion and $3.8 billion at December 31, 2018 and 2017, respectively. Of these amounts, $1.5 billion and $1.6 billion at December 31, 2018 and 2017, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2018 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Consolidated and Combined Financial Statements.
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

Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2018:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$89,929	$8,300	$6,136	$6,242	$69,251
Policyholder account balances	52,064	1,489	3,507	3,484	43,584
Payables for collateral under securities loaned and other transactions	5,057	5,057	—	—	—
Long-term debt	7,467	775	307	308	6,077
Investment commitments	2,391	2,280	97	14	—
Other	4,036	3,955	—	—	81
Total	$160,944	$21,856	$10,047	$10,048	$118,993
Insurance Liabilities and Policyholder Account Balances
Insurance liabilities reflect future estimated cash flows and (i) are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and (ii) consider future premium receipts on current policies in-force. Additionally, the more than five years category includes estimated payments due for periods extending for more than 100 years.
The total amount presented for insurance liabilities of $89.9 billion exceeds the liability amounts of $39.2 billion presented on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions (such as interest reserves and unearned revenue), or which are not contractually due, which are excluded.
Policyholder account balances generally represent the estimated cash payments on customer deposits and are based on assumptions related to withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type.
The total amount presented for policyholder account balances of $52.1 billion exceeds the liability amount of $40.1 billion presented on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions (such as interest reserves and embedded derivatives), or which are not contractually due, which are excluded.
Actual cash payments on insurance liabilities and policyholder account balances may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments as presented due to differences between actual experience and the assumptions used in the establishment of these liabilities and the estimation of these cash payments. All estimated cash payments are presented gross of any reinsurance recoverable.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet of $200 million at December 31, 2018.
Long-term Debt
The total amount presented for long-term debt differs from the total amount presented on the consolidated balance sheet as the amounts presented herein do not include unamortized premiums or discounts and debt issuance costs incurred upon issuance and include future interest on such obligations for the period from January 1, 2019 through maturity. Future interest on variable rate debt was computed using prevailing rates at December 31, 2018 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.

Investment Commitments
Investment commitments include commitments to lend funds under mortgage loans, bank credit facilities, private corporate bond investments and partnership investments. The timing of the funding of mortgage loans and private corporate bond investments is based on the expiration dates of the corresponding commitments. As it relates to commitments to fund partnerships and bank credit facilities, we anticipate that these amounts could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are generally presented in the one year or less category. See Note 15 of the Notes to the Consolidated and Combined Financial Statements and “— Off-Balance Sheet Arrangements.”
Other
Other obligations are principally comprised of (i) the estimated fair value of derivative obligations, (ii) amounts due under reinsurance agreements, (iii) obligations under deferred compensation arrangements, (iv) payables related to securities purchased but not yet settled and (v) other accruals and accounts payable for which the Company is contractually liable, which are reported in other liabilities on the consolidated balance sheet. If the timing of any of these other obligations is sufficiently uncertain, the amounts are included within the one year or less category.
Separate account liabilities are excluded as they are fully funded by cash flows from the corresponding separate account assets and are set equal to the estimated fair value of separate account assets.
The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands and/or as a result of compliance with regulatory requirements. See “Risk Factors — Risks Related to our Business — Our analyses of scenarios and sensitivities utilized in connection with our variable annuity risk management strategies involve significant estimates based on assumptions that may result in material differences in actual outcomes compared to the sensitivities calculated under such scenarios.”
Short-term Liquidity and Liquid Assets
At December 31, 2018 and 2017, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $520 million and $419 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At December 31, 2018 and 2017, BHF and certain of its non-insurance subsidiaries had liquid assets of $752 million and $656 million, respectively, of which $693 million and $563 million, respectively, was held by BHF Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries subject to these requirements was in excess of each of those RBC levels.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See “— Primary Sources of Liquidity and Capital — Dividends

and Returns of Capital from Insurance Subsidiaries” and Note 10 of the Notes to the Consolidated and Combined Financial Statements.
Adjusted Statutory Earnings
Adjusted statutory earnings is a measure of our insurance companies’ generation of statutory distributable cash flows. It reflects the impact of the effectiveness or ineffectiveness of our variable annuity exposure management program. Adjusted statutory earnings is calculated as statutory pre-tax income less the change in the variable annuities reserve methodology (AG 43) while including the change in both the reserve and capital methodology based CTE95 calculation, as well as unrealized gains (losses) associated with the variable annuities risk management strategy. Adjusted statutory earnings may be further adjusted for certain unanticipated items that impacted our results in order to help management and investors better understand, evaluate and forecast those results.
The following table presents the components of adjusted statutory earnings at December 31, 2018.

(In billions)
Statutory pre-tax net gains from operations	$0.8
Remove the change in VA reserves and add the change in CTE95 capital requirements	(1.4)
Add net realized capital losses	(1.9)
Add unrealized gains on VA and Shield hedge program	1.5
Adjusted statutory earnings, before normalizing adjustments	(1.0)
Normalizing adjustments:
NAIC VA capital reform (unfavorable)	1.3
Other adjustments, net	—
Adjusted statutory earnings	$0.3
Primary Sources of Liquidity and Capital
The principal sources of funds available to BHF include distributions from BH Holdings, dividends and returns of capital from its insurance subsidiaries, capital markets issuances, as well as its own cash and cash equivalents and short-term investments. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance subsidiaries. For example, we have established internal liquidity facilities to provide liquidity within and across our regulated and non-regulated entities to support our businesses.
In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources of liquidity and capital:
Distributions from BH Holdings
During the years ended December 31, 2018 and 2017, BHF received cash distributions of $52 million and $50 million from BH Holdings.
On January 14, 2019, BHF received a cash distribution of $195 million from BH Holdings.
Dividends and Returns of Capital from Insurance Subsidiaries
Our business is primarily conducted through our insurance subsidiaries. The insurance subsidiaries are subject to regulatory restrictions on the payment of dividends and other distributions imposed by the regulators of their respective state domiciles. See “Business — Regulation — Insurance Regulation — Holding Company Regulation.”
Any requested payment of dividends by Brighthouse Life Insurance Company and NELICO to BH Holdings, or by BHNY to Brighthouse Life Insurance Company, in excess of the 2019 limit on the permitted payment of dividends without approval would be considered an extraordinary dividend and would require prior approval from the Delaware Department of Insurance or the Massachusetts Division of Insurance, and the NYDFS, respectively.
The table below sets forth the dividends permitted to be paid by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid.

	2019	2018		2017		2016
	Permitted without Approval (1)	Paid (2)	Permitted without Approval (3)	Paid (2)	Permitted without Approval (3)	Paid (2)	Permitted without Approval (3)
	(In millions)
Brighthouse Life Insurance Company (4)	$798	$—	$84	$—	$473	$261	$586
New England Life Insurance Company (5)	$131	$400	$65	$106	$106	$295	$156
Brighthouse Life Insurance Company of NY (6)	$27	$—	$21	$—	$—	$—	$16
_______________

(1)
Reflects dividend amounts that may be paid during 2019 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2019, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)	Reflects dividend amounts that could have been paid during the relevant year without prior regulatory approval.

(4)	Dividends paid by BLIC in 2016 were paid to its former parent, MetLife, Inc.

(5)
Dividends paid by NELICO in 2016, including a $295 million extraordinary cash dividend, were paid to its former parent, MetLife, Inc. Dividends paid by NELICO in 2018, including a $65 million ordinary cash dividend and a $335 million extraordinary dividend comprised of $135 million of cash and a $200 million surplus note, were paid to its parent, BH Holdings.

(6)	Dividends are not anticipated to be paid by BHNY in 2019.
Short-term Intercompany Loans
On October 23, 2017, BHF, as borrower, entered into a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a consolidated basis. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2018 and 2017, BHF borrowed $478 million and $136 million, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and had total obligations outstanding of $303 million and $136 million under such agreements at December 31, 2018 and 2017, respectively. See Note 3 of the Schedule II — Condensed Financial Information (Parent Company Only).
Intercompany Liquidity Facilities
At December 31, 2018, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the year ended December 31, 2018, BHF borrowed $40 million from NELICO under an intercompany liquidity facility and had no obligations under such facilities at December 31, 2018. See Note 3 of the Schedule II — Condensed Financial Information (Parent Company Only).

Primary Uses of Liquidity and Capital
The primary uses of liquidity of BHF include debt service including interest expense and debt repayments, capital contributions to subsidiaries, common stock repurchases and payment of general operating expenses. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable BHF to make payments on debt, contribute capital to its subsidiaries, repurchase its common stock, pay all general operating expenses and meet its cash needs.
In addition to the liquidity and capital uses discussed in “— The Company — Primary Uses of Liquidity and Capital” and “— The Company — Contractual Obligations” the following additional information is provided regarding Brighthouse Financial, Inc.’s primary uses of liquidity and capital:
Capital Contributions to BH Holdings
BHF made cash capital contributions of $208 million and $1.3 billion to BH Holdings during the years ended December 31, 2018 and 2017, respectively.
Affiliated Short-term Debt Repaid
During the year ended December 31, 2018, BHF repaid $311 million to non-insurance company subsidiaries under short-term intercompany loan agreements and $40 million to NELICO under an intercompany liquidity facility.
On January 14, 2019, BHF repaid $195 million of short-term intercompany loans due to BH Holdings.

GLOSSARY
Glossary of Selected Financial Terms

Account value	The amount of money in a policyholder’s account. The value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Actuarial Guideline 43 (“AG 43”)	See “Business — Risk Management Strategies — Variable Annuity Statutory Reserving Requirements and Exposure Management.”
Adjusted earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Adjusted statutory earnings
A measure of our insurance companies' generation of statutory distributable cash flows on a combined basis. It reflects the impact of the effectiveness or ineffectiveness of our variable annuity exposure management program. Adjusted statutory earnings is calculated as statutory pre-tax income less the change in the variable annuities reserve methodology (AG 43) while including the change in both the reserve and capital methodology based CTE95 calculation, as well as unrealized gains (losses) associated with the variable annuities risk management strategy. Adjusted statutory earnings may be further adjusted for certain unanticipated items that impacted our results in order to help management and investors better understand, evaluate and forecast those results.

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
Conditional tail expectation (“CTE”)
Calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst “x%” of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the five worst percent of scenarios.

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
Risk-based capital (“RBC”)
Rules to determine insurance company regulatory capital requirements. It is based on rules published by the National Association of Insurance Commissioners (“NAIC”). When referred to as “combined,” represents that of our insurance subsidiaries as a whole.

Sales	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Total adjusted capital (“TAC”)	Primarily consists of statutory capital and surplus and the statutory asset valuation reserve. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Treasury, Actuarial and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Treasury Department is responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
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
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.

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
Foreign Currency Exchange Rates
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity securities, mortgage loans and certain liabilities. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and liabilities are the Euro and the British pound. We economically hedge substantially all of our foreign currency exposure.
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates as of December 31, 2018. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

•	the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;

•	the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $39.2 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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
The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability as of:

	December 31, 2018
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$62,608	$(5,258)
Mortgage loans		$13,860	(701)
Policy loans		$1,615	(74)
Premiums, reinsurance and other receivables		$1,696	(133)
Embedded derivatives within asset host contracts (2)		$228	(72)
Increase (decrease) in fair value of assets			(6,238)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$13,861	561
Long-term debt		$3,358	270
Other liabilities		$330	(2)
Embedded derivatives within liability host contracts (2)		$2,226	1,071
(Increase) decrease in fair value of liabilities			1,900

Derivative instruments with interest rate risk
Interest rate contracts	$31,319	$98	(1,288)
Foreign currency contracts	$4,058	$264	(1)
Equity contracts	$55,478	$290	(137)
Increase (decrease) in fair value of derivative instruments			(1,426)
Net change			$(5,764)
_______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $39.2 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
In the following paragraph, to conform with the same sensitivities applied as of December 31, 2018, the sensitivities to changes in interest rates presented as of December 31, 2017 have been recast to reflect the impact of a 100 basis point change in interest rates.
Sensitivity to rising interest rates decreased by $563 million, or 9%, to $5.8 billion as of December 31, 2018 from $6.3 billion as of December 31, 2017. This change was primarily due to lower sensitivity of derivatives used by the Company as hedges against changes in interest rates.
Sensitivity to a 10% rise in equity prices increased by $38 million, or 54%, to $108 million as of December 31, 2018 from $70 million at December 31, 2017.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that the Company’s sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated and Combined Financial Statements, Notes and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index to the Consolidated and Combined Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 2019

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017

(In millions, except share and per share data)

	2018	2017
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $60,920 and $60,173, respectively)	$62,608	$64,991
Equity securities, at estimated fair value	140	161
Mortgage loans (net of valuation allowances of $57 and $47, respectively)	13,694	10,742
Policy loans	1,421	1,523
Real estate joint ventures	451	433
Other limited partnership interests	1,840	1,669
Short-term investments, principally at estimated fair value	—	312
Other invested assets, principally at estimated fair value	3,027	2,507
Total investments	83,181	82,338
Cash and cash equivalents	4,145	1,857
Accrued investment income	724	601
Premiums, reinsurance and other receivables	13,697	13,525
Deferred policy acquisition costs and value of business acquired	5,717	6,286
Current income tax recoverable	1	740
Other assets	573	588
Separate account assets	98,256	118,257
Total assets	$206,294	$224,192
Liabilities and Equity
Liabilities
Future policy benefits	$36,209	$36,616
Policyholder account balances	40,054	37,783
Other policy-related balances	3,000	2,985
Payables for collateral under securities loaned and other transactions	5,057	4,169
Long-term debt	3,963	3,612
Current income tax payable	15	—
Deferred income tax liability	972	927
Other liabilities	4,285	5,263
Separate account liabilities	98,256	118,257
Total liabilities	191,811	209,612
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,448,018 and 119,773,106 shares issued, respectively; 117,532,336 and 119,773,106 shares outstanding, respectively	1	1
Additional paid-in capital	12,473	12,432
Retained earnings (deficit)	1,346	406
Treasury stock, at cost; 2,915,682 and 0 shares, respectively	(118)	—
Accumulated other comprehensive income (loss)	716	1,676
Total Brighthouse Financial, Inc.’s stockholders’ equity	14,418	14,515
Noncontrolling interests	65	65
Total equity	14,483	14,580
Total liabilities and equity	$206,294	$224,192
See accompanying notes to the consolidated and combined financial statements.

Brighthouse Financial, Inc.
Consolidated and Combined Statements of Operations
For the Years Ended December 31, 2018, 2017 and 2016

(In millions, except per share data)

	2018	2017	2016
Revenues
Premiums	$900	$863	$1,222
Universal life and investment-type product policy fees	3,835	3,898	3,782
Net investment income	3,338	3,078	3,207
Other revenues	397	651	736
Net investment gains (losses)	(207)	(28)	(78)
Net derivative gains (losses)	702	(1,620)	(5,851)
Total revenues	8,965	6,842	3,018
Expenses
Policyholder benefits and claims	3,272	3,636	3,903
Interest credited to policyholder account balances	1,079	1,111	1,165
Amortization of deferred policy acquisition costs and value of business acquired	1,050	227	371
Other expenses	2,575	2,483	2,284
Total expenses	7,976	7,457	7,723
Income (loss) before provision for income tax	989	(615)	(4,705)
Provision for income tax expense (benefit)	119	(237)	(1,766)
Net income (loss)	870	(378)	(2,939)
Less: Net income (loss) attributable to noncontrolling interests	5	—	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$865	$(378)	$(2,939)
Earnings per common share
Basic	$7.24	$(3.16)	$(24.54)
Diluted	$7.21	$(3.16)	$(24.54)
See accompanying notes to the consolidated and combined financial statements.

Brighthouse Financial, Inc.
Consolidated and Combined Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2018, 2017 and 2016

(In millions)

	2018	2017	2016
Net income (loss)	$870	$(378)	$(2,939)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(1,165)	336	(421)
Unrealized gains (losses) on derivatives	25	(175)	26
Foreign currency translation adjustments	(4)	10	1
Defined benefit plans adjustment	7	(19)	3
Other comprehensive income (loss), before income tax	(1,137)	152	(391)
Income tax (expense) benefit related to items of other comprehensive income (loss)	256	259	133
Other comprehensive income (loss), net of income tax	(881)	411	(258)
Comprehensive income (loss)	(11)	33	(3,197)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	—	—
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(16)	$33	$(3,197)

See accompanying notes to the consolidated and combined financial statements.

Brighthouse Financial, Inc.
Consolidated and Combined Statements of Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	Shareholder’s Net Investment	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.'s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$15,316	$—	$—	$—	$—	$1,523	$16,839	$—	$16,839
Change in net investment	1,220						1,220		1,220
Net income (loss)	(2,939)						(2,939)		(2,939)
Other comprehensive income (loss), net of income tax						(258)	(258)		(258)
Balance at December 31, 2016	13,597	—	—	—	—	1,265	14,862	—	14,862
Issuance of common stock to MetLife, Inc.	1						1		1
Distribution to MetLife, Inc.	(1,798)						(1,798)		(1,798)
Other Separation related transactions	1,718						1,718		1,718
Net income (loss)	(1,085)			707			(378)		(378)
Separation from MetLife, Inc.	(12,433)	1	12,432				—		—
Effect of change in accounting principle				(301)		301	—		—
Change in noncontrolling interests							—	65	65
Other comprehensive income (loss), net of income tax						110	110		110
Balance at December 31, 2017	—	1	12,432	406	—	1,676	14,515	65	14,580
Cumulative effect of change in accounting principle and other, net of income tax (Note 1)				75		(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	—	1,597	14,511	65	14,576
Treasury stock acquired in connection with share repurchases					(105)		(105)		(105)
Share-based compensation			41		(13)		28		28
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				865			865	5	870
Other comprehensive income (loss), net of income tax						(881)	(881)		(881)
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483

See accompanying notes to the consolidated and combined financial statements.

Brighthouse Financial, Inc.
Consolidated and Combined Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$870	$(378)	$(2,939)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	18	17	17
Amortization of premiums and accretion of discounts associated with investments, net	(264)	(276)	(235)
(Gains) losses on investments, net	207	28	78
(Gains) losses on derivatives, net	(45)	3,000	7,093
(Income) loss from equity method investments, net of dividends and distributions	(66)	(46)	(7)
Interest credited to policyholder account balances	1,079	1,111	1,165
Universal life and investment-type product policy fees	(3,835)	(3,898)	(3,782)
Goodwill impairment	—	—	161
Change in accrued investment income	(171)	(80)	(33)
Change in premiums, reinsurance and other receivables	(207)	197	40
Change in deferred policy acquisition costs and value of business acquired, net	725	(33)	38
Change in income tax	1,082	(117)	(2,084)
Change in other assets	2,129	2,254	2,240
Change in future policy benefits and other policy-related balances	1,358	1,418	2,438
Change in other liabilities	72	70	(586)
Other, net	110	129	132
Net cash provided by (used in) operating activities	3,062	3,396	3,736
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	15,819	17,214	46,130
Equity securities	22	97	224
Mortgage loans	797	742	1,602
Real estate joint ventures	87	77	450
Other limited partnership interests	188	264	417
Purchases of:
Fixed maturity securities	(16,460)	(18,782)	(39,687)
Equity securities	(2)	(2)	(58)
Mortgage loans	(3,890)	(2,041)	(2,855)
Real estate joint ventures	(31)	(268)	(75)
Other limited partnership interests	(327)	(263)	(203)
Cash received in connection with freestanding derivatives	1,803	1,865	709
Cash paid in connection with freestanding derivatives	(2,940)	(3,831)	(2,765)
Receipts on loans to a former affiliate	—	—	50
Net change in policy loans	103	(6)	111
Net change in short-term investments	312	1,030	616
Net change in other invested assets	(19)	(13)	8
Other, net	—	2	—
Net cash provided by (used in) investing activities	$(4,538)	$(3,915)	$4,674
See accompanying notes to the consolidated and combined financial statements.

Brighthouse Financial, Inc.
Consolidated and Combined Statements of Cash Flows (continued)
For the Years Ended December 31, 2018, 2017 and 2016
(In millions)

	2018	2017	2016
Cash flows from financing activities
Policyholder account balances:
Deposits	$6,480	$4,990	$10,712
Withdrawals	(3,494)	(3,103)	(12,379)
Net change in payables for collateral under securities loaned and other transactions	888	(3,147)	(3,247)
Long-term debt issued	375	3,588	—
Long-term debt repaid	(9)	(13)	(26)
Collateral financing arrangement repaid	—	(2,797)	—
Treasury stock acquired in connection with share repurchases	(105)	—	—
Distribution to MetLife, Inc.	—	(1,798)	—
Cash received from MetLife, Inc. in connection with shareholder’s net investment	—	293	1,833
Cash paid to MetLife, Inc. in connection with shareholder’s net investment	—	(668)	(634)
Financing element on certain derivative instruments and other derivative related transactions, net	(303)	(149)	(1,011)
Other, net	(68)	(48)	—
Net cash provided by (used in) financing activities	3,764	(2,852)	(4,752)
Change in cash, cash equivalents and restricted cash	2,288	(3,371)	3,658
Cash, cash equivalents and restricted cash, beginning of year	1,857	5,228	1,570
Cash, cash equivalents and restricted cash, end of year	$4,145	$1,857	$5,228
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$159	$155	$186
Income tax	$(895)	$(637)	$189
Non-cash transactions:
Transfer of fixed maturity securities from former affiliates	$—	$—	$4,030
Transfer of mortgage loans from former affiliates	$—	$—	$662
Transfer of short-term investments from former affiliates	$—	$—	$94
Transfer of fixed maturity securities to former affiliates	$—	$293	$346
Reduction of other invested assets in connection with affiliated reinsurance transactions	$—	$—	$676
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$293	$—
See accompanying notes to the consolidated and combined financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Financial” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries (formerly, MetLife U.S. Retail Separation Business). Brighthouse Financial, Inc. (“BHF”) is a holding company formed to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s former Retail segment. BHF was incorporated in Delaware on August 1, 2016 in preparation for MetLife, Inc.’s separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment (the “Separation”), which was completed on August 4, 2017.
The Company is one of the largest providers of annuity products and life insurance in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
Until the completion of the Separation on August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). MetLife, Inc. undertook several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”) to include Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”), New England Life Insurance Company (“NELICO”), Brighthouse Reinsurance Company of Delaware (“BRCD”) and Brighthouse Investment Advisers, LLC in the separated business. In connection with the Restructuring, effective April 2017, following receipt of applicable regulatory approvals, MetLife, Inc. contributed certain affiliated reinsurance companies and BHNY to Brighthouse Life Insurance Company. The affiliated reinsurance companies, which included MetLife Reinsurance Company of Delaware, MetLife Reinsurance Company of South Carolina (“MRSC”) and a designated protected cell of MetLife Reinsurance Company of Vermont (“MRV Cell”), were then merged into BRCD, a licensed reinsurance subsidiary of Brighthouse Life Insurance Company. On July 28, 2017, MetLife, Inc. contributed Brighthouse Holdings, LLC (“BH Holdings”) to BHF. See Notes 10 and 14.
On August 4, 2017, BHF entered into the Master Separation Agreement with MetLife and MetLife, Inc. completed the Separation through a distribution of 80.8% of MetLife, Inc.’s interest in BHF, to holders of MetLife, Inc.’s common stock and retained the remaining 19.2%. As a result, BHF became an independent, publicly traded company on the Nasdaq Stock Market under the symbol “BHF.”
On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
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
Consolidation
The financial statements presented in this annual report for periods on or after the Separation are presented on a consolidated basis and include the financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements include the accounts of Brighthouse Financial, as well as partnerships and joint ventures in which the Company has control. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting for investments in real estate joint ventures and other limited partnership interests when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. When the Company has virtually no influence over the investee’s operations, the investment is carried at fair value.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Combination
The financial statements for the periods prior to the Separation are presented on a combined basis and reflect the historical combined results of operations and cash flows. The combined statements of operations reflect certain corporate expenses allocated to the Company by MetLife for certain corporate functions and for shared services provided by MetLife. These expenses were allocated to the Company based on direct usage or benefit where specifically identifiable, with the remainder allocated based upon other reasonable allocation measures. The Company considers the expense methodology and results to be reasonable for all periods presented. See Note 16 for further information on expenses allocated by MetLife.
The Company previously recorded affiliated transactions with certain MetLife subsidiaries which are not included in the combined financial statements of the Company.
The income tax amounts in these combined financial statements have been calculated based on a modified separate return methodology and presented as if each company was a separate taxpayer in its respective jurisdiction.
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
Reclassifications
Certain amounts in the prior years’ consolidated and combined financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as discussed throughout the Notes to the Consolidated and Combined Financial Statements. Additionally, effective January 1, 2018 the Company recorded an increase to other liabilities of $46 million, a decrease to deferred tax liabilities of $22 million, a decrease to accumulated other comprehensive income (“AOCI”) of $64 million, and an increase to retained earnings (deficit) of $40 million, to reflect an adjustment, net of tax, to prior year accretion of certain investments in redeemable preferred stock.
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, inflation, expenses and other contingent events as appropriate to the respective product type.
For traditional long duration insurance contracts (term, whole-life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and the measurement of profitability. In applying the profitability criteria, groupings are limited by segment.
In certain cases, the liability for an insurance product may be sufficient in the aggregate, but the pattern of future earnings may result in profits followed by losses. In these situations, the Company may establish an additional liability to offset the losses that are expected to be recognized in later years.
Policyholder account balances relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Liabilities for secondary guarantees on universal and variable life insurance contracts are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The Company also maintains a liability for profits followed by losses on universal life insurance with secondary guarantees. The assumptions used in estimating the secondary guarantee liabilities are consistent with those used for amortizing deferred policy acquisition costs (“DAC”) and are reviewed and updated at least annually. The assumptions of investment performance and volatility for variable products are consistent with historical experience of the appropriate underlying separate account funds. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
See “— Variable Annuity Guarantees” for additional information on the Company’s variable annuity guarantee features that are accounted for as insurance liabilities and recorded in future policy benefits, as well as the guarantee features that are accounted for at fair value as embedded derivatives and recorded in policyholder account balances.
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts are recognized as revenues when due from policyholders. When premiums are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to insurance in-force or, for annuities, the amount of expected future policy benefit payments.
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, mortality charges, risk charges, policy administration fees and surrender charges. These fees are recognized when assessed to the contract holder and are included in universal life and investment-type product policy fees on the statements of operations.
Premiums, policy fees, policyholder benefits and expenses are presented net of reinsurance.
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force as of the acquisition date. The estimated fair value of the acquired contracts is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors.
The Company amortizes DAC and VOBA related to term life insurance, non-participating whole-life and immediate annuities over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits.
The Company amortizes DAC and VOBA on deferred annuities, universal life and variable life insurance contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon investment returns in excess of the amounts credited to policyholders, mortality, persistency, benefit elections and withdrawals, interest crediting rates, and expenses to administer the business. When significant negative gross profits are expected in future periods, the Company substitutes the amount of insurance in-force for expected future gross profits as the amortization basis for DAC.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Assumptions for DAC and VOBA are reviewed at least annually, and if they change significantly, the cumulative DAC and VOBA amortization is re-estimated and adjusted by a cumulative charge or credit to net income. When expected future gross profits are below those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the expected future gross profits are above the previously estimated expected future gross profits.
The Company updates expected future gross profits to reflect the actual gross profits for each period, including changes to its nonperformance risk related to embedded derivatives and the actual amount of business remaining in-force. When actual gross profits exceed those previously estimated, the DAC and VOBA amortization will increase, resulting in a current period charge to net income. The opposite result occurs when the actual gross profits are below the previously expected future gross profits.
DAC and VOBA balances on deferred annuities, universal and variable life insurance contracts are also adjusted to reflect the effect of investment gains and losses and certain embedded derivatives (including changes in nonperformance risk). These adjustments can create fluctuations in net income from period to period. Changes in DAC and VOBA balances related to unrealized gains and losses are recorded to other comprehensive income (loss) (“OCI”).
DAC and VOBA balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. The Company’s practice of determining changes in separate account returns assumes that long-term appreciation in equity markets is only changed when sustained interim deviations are expected. The Company monitors these events and only changes the assumption when its long-term expectation changes.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If a modification is considered to have substantially changed the contract, the associated DAC or VOBA is written off immediately as net income and any new acquisition costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
See Note 4 for additional information on DAC and VOBA.
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
Reinsurance
The Company enters into reinsurance arrangements pursuant to which it cedes certain insurance risks to unaffiliated reinsurers. Cessions under reinsurance agreements do not discharge the Company’s obligations as the primary insurer. The accounting for reinsurance arrangements depends on whether the arrangement provides indemnification against loss or liability relating to insurance risk in accordance with GAAP.
For ceded reinsurance of existing in-force blocks of insurance contracts that transfer significant insurance risk, the difference, if any, between the amounts paid or received, and the liabilities ceded or assumed related to the underlying contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is recorded as an adjustment to DAC when there is a gain at inception on the ceding entity and to other liabilities when there is a loss at inception. The net cost of reinsurance is recognized as a component of other expenses when there is a gain at inception and as policyholder benefits and claims when there is a loss and is subsequently amortized on a basis consistent with the methodology used for amortizing DAC related to the underlying reinsured contracts.

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
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records a funds withheld liability within other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld.
The Company accounts for assumed reinsurance similar to directly written business, except for guaranteed minimum income benefits (“GMIBs”), where a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives.
Variable Annuity Guarantees
The Company issues certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (the “Benefit Base”) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups.
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDBs”), the life contingent portion of the guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value.
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
Guarantees accounted for as embedded derivatives in policyholder account balances include the non-life contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMABs”), and for GMIBs the non-life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value, as well as the guaranteed principal option.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The estimated fair values of guarantees accounted for as embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees. At policy inception, the Company attributes to the embedded derivative a portion of the projected future guarantee fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. Any additional fees are considered revenue and are reported in universal life and investment-type product policy fees. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
The Company updates the estimated fair value of guarantees in subsequent periods by projecting future benefits using capital market and actuarial assumptions including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value of embedded derivatives, see Note 8.
Assumptions for all variable guarantees are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
Index-linked annuities
The Company issues and assumes through reinsurance index-linked annuities. The crediting rate associated with index-linked annuities is accounted for at fair value as an embedded derivative. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. In subsequent periods, the embedded derivative is remeasured at fair value while the account value is accreted up to the initial deposit over the estimated life of the contract.
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Amortization of premium and accretion of discount on Structured Securities considers the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed, and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Securities are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive Structured Securities and certain prepayment-sensitive securities, the effective yield is recalculated on a prospective basis. For all other Structured Securities, the effective yield is recalculated on a retrospective basis.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

The Company periodically evaluates fixed maturity securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value, as well as an analysis of the gross unrealized losses by severity and/or age. See Note 6 “— Evaluation of AFS Securities for OTTI and Evaluating Temporarily Impaired AFS Securities.”
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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting for investments when it has more than a minor ownership interest or more than a minor influence over the investee’s operations; when the Company has virtually no influence over the investee’s operations the investment is carried at estimated fair value. The Company generally recognizes its share of the equity method investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period; while distributions on investments carried at estimated fair value are recognized as earned or received.
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
Securities Lending Program
Securities lending transactions whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, within net investment income.
The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or repledged by the transferee. The Company is liable to return to the counterparties the cash collateral received.

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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of variable annuity guarantees which are presented in future policy benefits and claims and economic hedges of equity method investments in joint ventures which are presented in net investment income. In connection with changes in its variable annuity hedging strategy, the Company discontinued presenting changes in the estimated fair value of the derivatives in future policy benefits in 2018.
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
Embedded Derivatives
The Company sells variable and indexed-linked annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated and measured at fair value, separately from the host contract. The Company bifurcates embedded derivatives when a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and the underlying contract is not already measured at estimated fair value with changes recorded in earnings.
See “— Variable Annuity Guarantees”, “— Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.

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
Separate Accounts
Separate accounts underlying the Company’s variable life and annuity contracts are reported at fair value. Assets in separate accounts supporting the contract liabilities are legally insulated from the Company’s general account liabilities. Investments in these separate accounts are directed by the contract holder and all investment performance, net of contract fees and assessments, is passed through to the contract holder. Investment performance and the corresponding amounts credited to contract holders of such separate accounts are offset within the same line on the statements of operations.
Separate accounts that do not pass all investment performance to the contract holder, including those underlying certain index-linked annuities, are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses. The accounting for investments in these separate accounts is consistent with the methodologies described herein for similar financial instruments held within the general account.
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues in the statement of operations.
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 — Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. When making such determination, the Company considers many factors, including the jurisdiction in which the deferred tax asset was generated, the length of time that carryforward can be utilized in the various taxing jurisdictions, future taxable income exclusive of reversing temporary differences and carryforwards, future reversals of existing taxable temporary differences, taxable income in prior carryback years, tax planning strategies and the nature, frequency, and amount of cumulative financial reporting income and losses in recent years.
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
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“the Tax Act”) into law. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for deferred acquisition costs, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
In December 2017, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 118, addressing the application of GAAP in situations when a registrant does not have necessary information available to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides guidance for registrants under three scenarios: (1) the measurement of certain income tax effects is complete, (2) the measurement of certain income tax effects can be reasonably estimated, and (3) the measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides that the measurement period is complete when a company’s accounting is complete. The measurement period cannot extend beyond one year from the enactment date. The Company completed its accounting for the tax effects of the Tax Act as of December 31, 2018.
The corporate rate reduction also left certain tax effects, which were originally recorded using the previous corporate rate, stranded in AOCI. The Company adopted new accounting guidance as of December 31, 2017 that allowed the Company to reclassify the stranded tax effects from AOCI into retained earnings. The Company elected to reclassify amounts based on the difference between the previously enacted statutory tax rate and the newly enacted rate as applied on an aggregate basis. See Note 13 for more information.
Litigation Contingencies
The Company is a party to a number of legal actions and may be involved in a number of regulatory investigations. Given the inherent unpredictability of these matters, it is difficult to estimate the impact, on the Company’s financial position. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s financial statements.
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
Except as noted below, the ASUs adopted by the Company during 2018 did not have a material impact on its consolidated financial statements. ASUs adopted as of December 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
The new guidance changes the current accounting guidance related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Additionally, there will no longer be a requirement to assess equity securities for impairment since such securities will be measured at fair value through net income.
January 1, 2018 using the modified retrospective method
The Company 1) reclassified net unrealized gains related to equity securities previously classified as AFS from AOCI to retained earnings (deficit) and 2) increased the carrying value of equity investments previously accounted for under the cost method to estimated fair value. The cumulative effect of the adoption is a net increase to retained earnings (deficit) of $38 million and a net decrease of $15 million to AOCI, after taxes.

ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
For those contracts that are impacted, the guidance will require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods or services.
		January 1, 2018 using the modified retrospective method	The adoption did not have an impact on the Company’s financial statements other than expanded disclosures in Note 11.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of December 31, 2018 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-15, Intangibles- Goodwill and Other-Internal-Use Software (Subtopic 350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

The amendments to Topic 350 require the capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract. The requirements align with the existing requirements to capitalize implementation costs incurred to develop or obtain internal-use software.
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

January 1, 2021 using a modified retrospective method for the new market risk benefit guidance and prospective methods for the increased frequency of updating assumptions, the new discount rate requirements and DAC amortization changes. Early adoption is permitted

The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact will be the requirement to measure all variable annuity guarantees at fair value.

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
		January 1, 2019 using the modified retrospective method (with early adoption permitted)	The Company does not expect a material impact on its financial statements from adoption of the new guidance.

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
Life
The Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be provided on a tax-advantaged basis.
Run-off
The Run-off segment consists of products no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and universal life with secondary guarantees (“ULSG”).
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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community. Adjusted earnings should not be viewed as a substitute for net income (loss) available to BHF’s common shareholders and excludes net income (loss) attributable to noncontrolling interests.
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
The tax impact of the adjustments mentioned above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2018, 2017 and 2016 and at December 31, 2018 and 2017. The segment accounting policies are the same as those used to prepare the Company’s consolidated and combined financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Beginning in the first quarter of 2018, the Company changed the methodology for how capital is allocated to segments and, in some cases, products (the “Portfolio Realignment”). Segment investment and capitalization targets are now based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital (“RBC”). Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.
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
The Portfolio Realignment had no effect on the Company’s consolidated net income (loss) available to BHF’s common shareholders or adjusted earnings, but it did impact segment results for the year ended December 31, 2018. It was not practicable to determine the impact of the Portfolio Realignment to adjusted earnings in prior periods; however, the Company estimates that pre-tax adjusted earnings in the Life segment for the year ended December 31, 2018 increased between $120 million and $140 million as a result of the change, with most of the offsetting impact in the Run-off segment. Impacts to the Annuities segment and Corporate & Other would not have been significantly different under the previous allocation method.
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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,233	$285	$(57)	$(431)	$1,030
Provision for income tax expense (benefit)	210	57	(14)	(120)	133
Post-tax adjusted earnings	1,023	228	(43)	(311)	897
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Adjusted earnings	$1,023	$228	$(43)	$(316)	892
Adjustments for:
Net investment gains (losses)					(207)
Net derivative gains (losses)					702
Other adjustments to net income					(536)
Provision for income tax (expense) benefit					14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$865

Interest revenue	$1,536	$449	$1,310	$57
Interest expense	$—	$—	$—	$158

Balance at December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$141,489	$20,449	$32,393	$11,963	$206,294
Separate account assets	$91,922	$4,679	$1,655	$—	$98,256
Separate account liabilities	$91,922	$4,679	$1,655	$—	$98,256

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,386	$7	$147	$57	$1,597
Provision for income tax expense (benefit)	369	(9)	43	274	677
Post-tax adjusted earnings	1,017	16	104	(217)	920
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$1,017	$16	$104	$(217)	920
Adjustments for:
Net investment gains (losses)					(28)
Net derivative gains (losses)					(1,620)
Other adjustments to net income					(564)
Provision for income tax (expense) benefit					914
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(378)

Interest revenue	$1,277	$342	$1,399	$192
Interest expense	$—	$—	$23	$132

Balance at December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$154,667	$18,049	$36,824	$14,652	$224,192
Separate account assets	$109,888	$5,250	$3,119	$—	$118,257
Separate account liabilities	$109,888	$5,250	$3,119	$—	$118,257

	Operating Results
Year Ended December 31, 2016	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,636	$26	$(834)	$39	$867
Provision for income tax expense (benefit)	484	—	(295)	(8)	181
Post-tax adjusted earnings	1,152	26	(539)	47	686
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Adjusted earnings	$1,152	$26	$(539)	$47	686
Adjustments for:
Net investment gains (losses)					(78)
Net derivative gains (losses)					(5,851)
Other adjustments to net income					357
Provision for income tax (expense) benefit					1,947
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(2,939)

Interest revenue	$1,451	$371	$1,441	$239
Interest expense	$—	$—	$61	$111

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Annuities	$4,567	$4,370	$4,958
Life	1,389	1,315	1,249
Run-off	2,112	2,147	2,343
Corporate & Other	152	510	401
Adjustments	745	(1,500)	(5,933)
Total	$8,965	$6,842	$3,018
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Annuity products	$3,304	$3,363	$3,938
Life insurance products	1,827	1,822	1,745
Other products	1	227	57
Total	$5,132	$5,412	$5,740
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2018, 2017 and 2016.
3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In millions)
Annuities	$37,433	$34,281
Life	8,785	8,542
Run-off	25,448	27,027
Corporate & Other	7,597	7,534
Total	$79,263	$77,384
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For non-participating term and whole-life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 9%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 2% to 8%.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
3. Insurance (continued)

Participating whole-life insurance uses an interest assumption based upon non-forfeiture interest rate, ranging from 4% to 5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole-life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2018 and 2017, and 38%, 38% and 42% of gross traditional life insurance premiums for the years ended December 31, 2018, 2017 and 2016, respectively.
The liability for future policyholder benefits for long-term disability (included in the Life segment) and long-term care insurance (included in the Run-off segment) includes assumptions based on the Company’s experience for future morbidity, withdrawals and interest. Interest rate assumptions used for long-term disability in establishing such liabilities range from 4% to 7%. Claim reserves for these products include best estimate assumptions for claim terminations, expenses and interest. Interest rate assumptions used for establishing long-term care claim liabilities range from 3% to 7%.
Policyholder account balances liabilities for deferred annuities and universal life insurance have interest credited rates ranging from 1% to 7%.
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMABs, the non-life-contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
The assumptions for GMDBs and GMIBs included in future policyholder benefits include projected separate account rates of return, general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. GMIBs also include an assumption for the percentage of the potential annuitizations that may be elected by the contract holder, while GMWBs include assumptions for withdrawals.
The Company also has universal and variable life insurance contracts with secondary guarantees.
See Note 1 for more information on GMDBs and GMIBs accounted for as insurance liabilities.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2016	$845	$2,004	$2,787	$5,636
Incurred guaranteed benefits	339	331	753	1,423
Paid guaranteed benefits	(60)	—	—	(60)
Balance at December 31, 2016	1,124	2,335	3,540	6,999
Incurred guaranteed benefits	373	374	692	1,439
Paid guaranteed benefits	(58)	—	—	(58)
Balance at December 31, 2017	1,439	2,709	4,232	8,380
Incurred guaranteed benefits	186	365	484	1,035
Paid guaranteed benefits	(58)	—	—	(58)
Balance at December 31, 2018	$1,567	$3,074	$4,716	$9,357
Net Ceded/(Assumed)
Balance at January 1, 2016	$(20)	$10	$1,007	$997
Incurred guaranteed benefits	48	10	98	156
Paid guaranteed benefits	(55)	—	—	(55)
Balance at December 31, 2016	(27)	20	1,105	1,098
Incurred guaranteed benefits	101	(20)	(160)	(79)
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2017	18	—	945	963
Incurred guaranteed benefits	49	—	18	67
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2018	$11	$—	$963	$974
Net
Balance at January 1, 2016	$865	$1,994	$1,780	$4,639
Incurred guaranteed benefits	291	321	655	1,267
Paid guaranteed benefits	(5)	—	—	(5)
Balance at December 31, 2016	1,151	2,315	2,435	5,901
Incurred guaranteed benefits	272	394	852	1,518
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2017	1,421	2,709	3,287	7,417
Incurred guaranteed benefits	137	365	466	968
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2018	$1,556	$3,074	$3,753	$8,383

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2018				2017
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$96,865		$55,967		$115,147		$67,110
Separate account value	$91,837		$54,731		$109,792		$65,782
Net amount at risk	$11,073	(4)	$4,128	(5)	$5,261	(4)	$2,642	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	December 31,
	2018	2017
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,099	$6,244
Net amount at risk (6)	$73,131	$75,304
Average attained age of policyholders	65 years	64 years

Variable Life Contracts
Total account value (3)	$3,230	$3,379
Net amount at risk (6)	$23,004	$24,546
Average attained age of policyholders	50 years	49 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
3. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2018	2017
	(In millions)
Fund Groupings:
Balanced	$60,040	$56,979
Equity	25,344	47,571
Bond	8,339	6,662
Money Market	18	657
Total	$93,741	$111,869
Obligations Under Funding Agreements
The Company has issued fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During the years ended December 31, 2018, 2017 and 2016, the Company issued $0, $0 and $1.4 billion, respectively, and repaid $6 million, $6 million and $3.4 billion, respectively, of such funding agreements. At December 31, 2018 and 2017, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $136 million and $141 million, respectively.
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and holds common stock in certain regional banks in the FHLB system. Holdings of FHLB common stock carried at cost at December 31, 2018 and 2017 were $64 million and $71 million, respectively.
Brighthouse Life Insurance Company has also entered into funding agreements with FHLBs. The liabilities for these funding agreements are included in policyholder account balances. Liabilities for FHLB funding agreements at both December 31, 2018 and 2017 were $595 million.
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
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
DAC:
Balance at January 1,	$5,678	$5,652	$5,679
Capitalizations	322	260	334
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(384)	258	1,400
Other expenses	(560)	(445)	(1,656)
Total amortization	(944)	(187)	(256)
Unrealized investment gains (losses)	93	(47)	(56)
Other	—	—	(49)
Balance at December 31,	5,149	5,678	5,652
VOBA:
Balance at January 1,	608	641	711
Amortization related to:
Net investment gains (losses) and net derivative gains (losses)	(1)	(9)	2
Other expenses	(105)	(31)	(117)
Total amortization	(106)	(40)	(115)
Unrealized investment gains (losses)	66	7	45
Balance at December 31,	568	608	641
Total DAC and VOBA:
Balance at December 31,	$5,717	$6,286	$6,293
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2018	2017
	(In millions)
Annuities	$4,550	$5,047
Life	1,051	1,106
Run-off	5	5
Corporate & Other	111	128
Total	$5,717	$6,286

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
DSI:
Balance at January 1,	$431	$445	$532
Capitalization	2	2	3
Amortization	(41)	(5)	(88)
Unrealized investment gains (losses)	18	(11)	(2)
Balance at December 31,	$410	$431	$445
VODA:
Balance at January 1,	$105	$120	$136
Amortization	(14)	(15)	(16)
Balance at December 31,	$91	$105	$120
Accumulated amortization	$169	$155	$140
The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In millions)
2019	$77	$13
2020	$58	$12
2021	$52	$10
2022	$46	$9
2023	$41	$8
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
Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of embedded derivatives on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company also reinsures 100% of certain variable annuity risks to a former affiliate and assumed 100% of the living and death benefit guarantees issued in connection with certain variable annuities issued by a former affiliate. The Company cedes certain fixed rate annuities to unaffiliated third-party reinsurers and assumes certain index-linked annuities from an unaffiliated third-party insurer. These reinsurance arrangements are structured on a coinsurance basis and are reported as deposit accounting.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
5. Reinsurance (continued)

For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case by case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company also reinsures 90% of the risk associated with participating whole life policies to a former affiliate and assumes certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2018, the Company had $6.6 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2018 and 2017, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.3 billion and $2.6 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had $12.7 billion of net ceded reinsurance recoverables with third-parties. Of this total, $11.1 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2017, the Company had $9.3 billion of net ceded reinsurance recoverables with third-parties. Of this total, $8.0 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $1.4 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the consolidated and combined statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Premiums
Direct premiums	$1,699	$1,795	$2,296
Reinsurance assumed	11	11	79
Reinsurance ceded	(810)	(943)	(1,153)
Net premiums	$900	$863	$1,222
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$4,296	$4,430	$4,300
Reinsurance assumed	95	96	119
Reinsurance ceded	(556)	(628)	(637)
Net universal life and investment-type product policy fees	$3,835	$3,898	$3,782
Other revenues
Direct other revenues	$373	$576	$326
Reinsurance assumed	—	28	87
Reinsurance ceded	24	47	323
Net other revenues	$397	$651	$736
Policyholder benefits and claims
Direct policyholder benefits and claims	$4,891	$5,228	$6,351
Reinsurance assumed	32	31	123
Reinsurance ceded	(1,651)	(1,623)	(2,571)
Net policyholder benefits and claims	$3,272	$3,636	$3,903
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2018				2017
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$649	$39	$13,009	$13,697	$647	$27	$12,851	$13,525
Liabilities
Policyholder account balances	$38,696	$1,358	$—	$40,054	$37,510	$273	$—	$37,783
Other policy-related balances	$1,337	$1,663	$—	$3,000	$1,311	$1,674	$—	$2,985
Other liabilities	$3,545	$33	$707	$4,285	$4,475	$32	$756	$5,263

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
5. Reinsurance (continued)

Effective December 1, 2016, the Company terminated two agreements with a third-party reinsurer which covered 90% of the liabilities on certain participating whole life insurance policies issued between April 1, 2000 and December 31, 2001 by Metropolitan Life Insurance Company (“MLIC”). This termination resulted in a decrease in other invested assets of $713 million, a decrease in DAC and VOBA of $95 million, a decrease in future policy benefits of $654 million, and a decrease in other liabilities of $43 million. The Company recognized a loss of approximately $72 million, net of income tax, as a result of this transaction.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $1.6 billion at both December 31, 2018 and 2017. The deposit liabilities on reinsurance were $1.3 billion and $247 million at December 31, 2018 and 2017, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including MLIC, Metropolitan Tower Life Insurance Company, MetLife Reinsurance Company of Vermont (“MRV”) and American Life Insurance Company, all of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of reinsurance with former MetLife affiliates included on the consolidated and combined statements of operations was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Premiums
Reinsurance assumed	$6	$11	$34
Reinsurance ceded	(201)	(537)	(766)
Net premiums	$(195)	$(526)	$(732)
Universal life and investment-type product policy fees
Reinsurance assumed	$45	$96	$119
Reinsurance ceded	1	(14)	(60)
Net universal life and investment-type product policy fees	$46	$82	$59
Other revenues
Reinsurance assumed	$—	$27	$56
Reinsurance ceded	18	44	320
Net other revenues	$18	$71	$376
Policyholder benefits and claims
Reinsurance assumed	$9	$30	$86
Reinsurance ceded	(178)	(420)	(757)
Net policyholder benefits and claims	$(169)	$(390)	$(671)

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
5. Reinsurance (continued)

Information regarding the significant effects of reinsurance with former MetLife affiliates included on the consolidated balance sheets was as follows at:

	December 31,
	2018		2017
	Assumed	Ceded	Assumed	Ceded
	(In millions)
Assets
Premiums, reinsurance and other receivables	$—	$—	$18	$3,410
Liabilities
Other policy-related balances	$—	$—	$1,674	$—
Other liabilities	$—	$—	$30	$401
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). The embedded derivatives associated with the cessions are included within premiums, reinsurance and other receivables and were $0 and $2 million at December 31, 2018 and 2017, respectively. Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million, ($263) million and $62 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
In January 2017, the Company executed a novation and assignment of reinsurance agreements under which MLIC reinsured certain variable annuities, including guaranteed minimum benefits, issued by BHNY and NELICO. As a result of the novation and assignment, the reinsurance agreements are now between Brighthouse Life Insurance Company and BHNY and NELICO. The transaction was treated as a termination of the existing reinsurance agreements with recognition of a loss and new reinsurance agreements with no recognition of a gain or loss. The transaction resulted in an increase in other liabilities of $274 million. The Company recognized a loss of $178 million, net of income tax, as a result of this transaction.
The Company previously assumed risks from MLIC related to guaranteed minimum benefits written directly by MLIC. The assumed reinsurance agreement contained embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). The embedded derivatives associated with the agreement are recorded within policyholder account balances and was zero at both December 31, 2018 and 2017. Net derivative gains (losses) associated with the embedded derivatives were $0, $110 million and ($27) million for the years ended December 31, 2018, 2017 and 2016, respectively. In January 2017, MLIC recaptured these risks which resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $89 million, net of income tax, as a result of this transaction.
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
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $0 and $2.6 billion of unsecured related party reinsurance recoverable balances at December 31, 2018 and 2017, respectively.
Related party reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on related party reinsurance were $0 and $1.4 billion at December 31, 2018 and 2017, respectively. There were no deposit liabilities on related party reinsurance at both December 31, 2018 and 2017.
6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	December 31, 2018					December 31, 2017
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$24,312	$830	$669	$—	$24,473	$21,190	$1,859	$92	$—	$22,957
U.S. government and agency	7,944	1,263	112	—	9,095	14,548	1,862	118	—	16,292
RMBS	8,428	246	129	(2)	8,547	7,749	285	60	(3)	7,977
Foreign corporate	8,183	159	316	—	8,026	6,703	386	66	—	7,023
CMBS	5,292	43	88	(1)	5,248	3,386	53	17	(1)	3,423
State and political subdivision	3,200	412	15	—	3,597	3,635	553	6	1	4,181
ABS	2,135	13	22	—	2,126	1,810	21	2	—	1,829
Foreign government	1,426	102	32	—	1,496	1,152	161	4	—	1,309
Total fixed maturity securities	$60,920	$3,068	$1,383	$(3)	$62,608	$60,173	$5,180	$365	$(3)	$64,991
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
The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million and $4 million with unrealized gains (losses) of less than $1 million and ($2) million at December 31, 2018 and 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2018:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,818	$7,874	$11,672	$23,701	$15,855	$60,920
Estimated fair value	$1,817	$7,894	$11,456	$25,520	$15,921	$62,608
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

	December 31, 2018				December 31, 2017
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$10,584	$470	$2,328	$199	$1,783	$21	$1,451	$71
U.S. government and agency	412	8	1,543	104	4,962	38	1,573	80
RMBS	1,627	26	2,611	101	2,367	14	1,332	43
Foreign corporate	3,982	203	774	113	637	8	603	58
CMBS	2,317	53	803	34	619	6	335	10
State and political subdivision	346	7	158	8	170	3	106	4
ABS	1,422	21	70	1	170	—	74	2
Foreign government	521	26	132	6	155	2	69	2
Total fixed maturity securities	$21,211	$814	$8,419	$566	$10,863	$92	$5,543	$270
Total number of securities in an unrealized loss position	3,027		1,028		911		638

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
For securities in an unrealized loss position, an OTTI is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in OCI.
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2018.
Gross unrealized losses on fixed maturity securities increased $1.0 billion during the year ended December 31, 2018 to $1.4 billion. The increase in gross unrealized losses for the year ended December 31, 2018, was primarily attributable to increasing longer-term interest rates and widening credit spreads.
At December 31, 2018, $12 million of the total $1.4 billion of gross unrealized losses were from 12 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2018		2017
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,529	62.3%	$7,375	68.6%
Agricultural	2,946	21.5	2,276	21.2
Residential	2,276	16.6	1,138	10.6
Subtotal (1)	13,751	100.4	10,789	100.4
Valuation allowances (2)	(57)	(0.4)	(47)	(0.4)
Total mortgage loans, net	$13,694	100.0%	$10,742	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $1.9 billion and $420 million for the years ended December 31, 2018 and 2017, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,470	$89	$34	$7,593	89.0%	$7,668	89.0%
65% to 75%	762	—	24	786	9.2	798	9.3
76% to 80%	141	—	9	150	1.8	145	1.7
Greater than 80%	—	—	—	—	—	—	—
Total	$8,373	$89	$67	$8,529	100.0%	$8,611	100.0%
December 31, 2017
Loan-to-value ratios:
Less than 65%	$6,309	$293	$33	$6,635	90.0%	$6,796	90.2%
65% to 75%	642	—	14	656	8.9	658	8.7
76% to 80%	42	—	9	51	0.7	50	0.7
Greater than 80%	—	9	24	33	0.4	30	0.4
Total	$6,993	$302	$80	$7,375	100.0%	$7,534	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,623	89.0%	$2,113	92.8%
65% to 75%	322	10.9	163	7.2
76% to 80%	1	0.1	—	—
Total	$2,946	100.0%	$2,276	100.0%
The estimated fair value of agricultural mortgage loans was $2.9 billion and $2.3 billion at December 31, 2018 and 2017, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,240	98.4%	$1,106	97.2%
Nonperforming	36	1.6	32	2.8
Total	$2,276	100.0%	$1,138	100.0%
The estimated fair value of residential mortgage loans was $2.3 billion and $1.2 billion at December 31, 2018 and 2017, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2018 and 2017. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due and no commercial or agricultural mortgage loans in nonaccrual status at either December 31, 2018 or 2017. The Company had one agricultural mortgage loan past due of less than $1 million at December 31, 2018. The recorded investment of residential mortgage loans past due and in nonaccrual status was $36 million and $32 million at December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 90% of other invested assets. See Note 7 for information about freestanding derivatives with positive estimated fair values and see “— Related Party Investment Transactions” for information regarding loans to affiliates. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and FHLB stock.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $3.1 billion and $1.4 billion at December 31, 2018 and 2017, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fixed maturity securities	$1,691	$4,808	$2,664
Equity securities	—	39	32
Derivatives	264	239	414
Short-term investments	—	—	(42)
Other	(13)	(8)	(26)
Subtotal	1,942	5,078	3,042
Amounts allocated from:
Future policy benefits	(886)	(2,626)	(802)
DAC, VOBA and DSI	(90)	(267)	(216)
Subtotal	(976)	(2,893)	(1,018)
Deferred income tax benefit (expense)	(203)	(459)	(712)
Net unrealized investment gains (losses)	$763	$1,726	$1,312
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance, December 31,	$1,726	$1,312	$1,573
Unrealized investment gains (losses) change due to cumulative effect, net of income tax (1)	(79)	—	—
Balance at January 1,	1,647	1,312	1,573
Unrealized investment gains (losses) during the year	(3,057)	2,036	294
Unrealized investment gains (losses) relating to:
Future policy benefits	1,740	(1,824)	(676)
DAC, VOBA and DSI	177	(51)	(13)
Deferred income tax benefit (expense)	256	253	134
Balance at December 31,	$763	$1,726	$1,312
Change in net unrealized investment gains (losses)	$(884)	$414	$(261)
__________________

(1)	See Note 1 for more information related to the cumulative effect of change in accounting principle and other.
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2018 and 2017.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2018	2017
	(In millions)
Securities on loan: (1)
Amortized cost	$3,056	$3,085
Estimated fair value	$3,628	$3,748
Cash collateral received from counterparties (2)	$3,646	$3,791
Security collateral received from counterparties (3)	$55	$29
Reinvestment portfolio — estimated fair value	$3,658	$3,823
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated and combined financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2018				December 31, 2017
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,474	$1,823	$349	$3,646	$1,626	$964	$1,201	$3,791
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2018 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, U.S. government and agency securities, and non-agency RMBS) with 57% invested in agency RMBS, cash equivalents, U.S. government and agency securities or held in cash at December 31, 2018. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2018	2017
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,176	$8,263
Invested assets held in trust (reinsurance agreements) (2)	3,455	2,634
Invested assets pledged as collateral (3)	3,341	3,199
Total invested assets on deposit, held in trust and pledged as collateral	$14,972	$14,096
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policy holder liabilities, of which $55 million and $34 million of the assets on deposit balance represents restricted cash at December 31, 2018 and 2017, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $87 million and $42 million of the assets held in trust balance represents restricted cash at December 31, 2018 and 2017, respectively.

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
The Company’s PCI investments had an outstanding principal and interest balance of $1.1 billion and $1.3 billion at December 31, 2018 and 2017, respectively, which represents the contractually required principal and accrued interest, whether or not currently due; and a carrying value (estimated fair value of the investments plus accrued interest) of $881 million and $1.0 billion at December 31, 2018 and 2017, respectively. Accretion of accretable yield on PCI investments recognized in earnings were $65 million and $69 million for the years ended December 31, 2018 and 2017, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2018 and 2017.
Collectively Significant Equity Method Investments
The Company holds investments in real estate joint ventures, real estate funds and other limited partnership interests consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.3 billion at December 31, 2018. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.5 billion at December 31, 2018. The Company’s investments in real estate funds and other limited partnership interests are generally of a passive nature in that the Company does not participate in the management of the entities.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2018 and 2017. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2018, 2017 and 2016. Aggregate total assets of these entities totaled $344.9 billion and $329.2 billion at December 31, 2018 and 2017, respectively. Aggregate total liabilities of these entities totaled $30.2 billion and $40.0 billion at December 31, 2018 and 2017, respectively. Aggregate net income (loss) of these entities totaled $33.3 billion, $36.4 billion and $21.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIEs”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at December 31, 2018 or 2017.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities, which include RMBS, ABS and CMBS, issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the service, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
Joint Ventures and Limited Partnerships
The Company holds investments in certain joint ventures and limited partnerships which are VIEs. These ventures include real estate joint ventures, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 15.

	December 31,
	2018		2017
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,099	$13,099	$11,965	$11,965
Joint ventures and limited partnerships	1,756	3,145	1,593	2,552
Total	$14,855	$16,244	$13,558	$14,517

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
6. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Investment income:
Fixed maturity securities	$2,565	$2,420	$2,642
Equity securities	7	9	14
Mortgage loans	543	454	413
Policy loans	85	73	78
Real estate joint ventures	47	53	32
Other limited partnership interests	211	184	163
Cash, cash equivalents and short-term investments	35	35	20
Other	41	28	21
Subtotal	3,534	3,256	3,383
Less: Investment expenses	196	178	176
Net investment income	$3,338	$3,078	$3,207
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Total gains (losses) on fixed maturity securities:
OTTI losses on fixed maturity securities recognized in earnings	$—	$(1)	$(22)
Fixed maturity securities — net gains (losses) on sales and disposals	(180)	(25)	(40)
Total gains (losses) on fixed maturity securities	(180)	(26)	(62)
Total gains (losses) on equity securities:
OTTI losses on equity securities recognized in earnings	—	(4)	(2)
Equity securities — Mark to market and net gains (losses) on sales and disposals	(16)	26	10
Total gains (losses) on equity securities	(16)	22	8
Mortgage loans	(13)	(9)	6
Real estate joint ventures	42	4	(34)
Other limited partnership interests	(2)	(11)	(7)
Other	(38)	(8)	11
Total net investment gains (losses)	$(207)	$(28)	$(78)
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

	Years Ended December 31,
	2018	2017	2016
	Fixed Maturity Securities
	(In millions)
Proceeds	$11,251	$12,665	$39,800
Gross investment gains	$102	$59	$266
Gross investment losses	(282)	(84)	(306)
OTTI losses	—	(1)	(22)
Net investment gains (losses)	$(180)	$(26)	$(62)
Related Party Investment Transactions
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. The estimated fair value of invested assets transferred to former affiliates was $0, $292 million and $1.5 billion for the years ended December 31, 2018, 2017 and 2016, respectively. The amortized cost of invested assets transferred to former affiliates was $0, $294 million and $1.4 billion for the years ended December 31, 2018, 2017, and 2016, respectively. The net investment gains (losses) recognized on transfers of invested assets to former affiliates was $0, ($2) million and $27 million for the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, the Company received invested assets from former affiliates with an estimated fair value of $5.6 billion for the year-ended December 31, 2016. The Company did not receive invested assets from former affiliates for the years ended December 31, 2018 and 2017.
In April 2016 and in November 2016, the Company received transfers of investments and cash and cash equivalents of $5.2 billion for the recapture of risks related to certain single premium deferred annuity contracts previously reinsured to MLIC, a former affiliate. See Note 5 for additional information related to these transfers.
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
In January 2017, MLIC recaptured risks related to guaranteed minimum benefit guarantees on certain variable annuities being reinsured by the Company. The Company transferred invested assets and cash and cash equivalents. See Note 5 for additional information related to the transfer.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Advisors, LLC (“MLIA”), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $50 million, $95 million and $100 million for the years ended December 31, 2018, 2017 and 2016, respectively. All of the charges reported as related party activity in 2018 occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)

7. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
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
Interest rate total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a floating rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by the counterparty at each due date. Interest rate total return swaps are used by the Company to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). The Company utilizes interest rate total return swaps in nonqualifying hedging relationships.
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
In exchange-traded interest rate Treasury futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate Treasury futures are used primarily to hedge mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, to hedge against changes in value of securities the Company owns or anticipates acquiring, to hedge against changes in interest rates on anticipated liability issuances by replicating Treasury curve performance, and to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain annuity products offered by the Company. To hedge against adverse changes in equity indices, the Company enters into contracts to sell the equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
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
In an equity total return swap, the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a floating rate, calculated by reference to an agreed notional amount. No cash is exchanged at the outset of the contract. Cash is paid and received over the life of the contract based on the terms of the swap. The Company uses equity total return swaps to hedge its equity market guarantees in certain of its insurance products. Equity total return swaps can be used as hedges or to create synthetic investments. The Company utilizes equity total return swaps in nonqualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		December 31,
		2018			2017
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments
Fair value hedges:
Interest rate swaps	Interest rate	$—	$—	$—	$175	$44	$—
Cash flow hedges:
Interest rate swaps	Interest rate	—	—	—	27	5	—
Foreign currency swaps	Foreign currency exchange rate	2,524	211	30	1,827	94	75
Subtotal		2,524	211	30	1,854	99	75
Total qualifying hedges		2,524	211	30	2,029	143	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments
Interest rate swaps	Interest rate	10,747	528	558	20,213	922	774
Interest rate caps	Interest rate	3,350	21	—	2,671	7	—
Interest rate futures	Interest rate	54	—	—	282	1	—
Interest rate options	Interest rate	17,168	168	61	24,600	133	63
Foreign currency swaps	Foreign currency exchange rate	1,409	101	18	1,115	71	42
Foreign currency forwards	Foreign currency exchange rate	125	—	—	130	—	1
Credit default swaps — purchased	Credit	98	3	—	65	—	1
Credit default swaps — written	Credit	1,820	14	3	1,900	40	—
Equity futures	Equity market	169	—	—	2,713	15	—
Equity index options	Equity market	45,815	1,372	1,207	47,066	794	1,664
Equity variance swaps	Equity market	5,574	80	232	8,998	128	430
Equity total return swaps	Equity market	3,920	280	3	1,767	—	79
Total non-designated or nonqualifying derivatives		90,249	2,567	2,082	111,520	2,111	3,054
Total		$92,773	$2,778	$2,112	$113,549	$2,254	$3,129
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2018 and 2017. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
7. Derivatives (continued)

The following table presents earned income on derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Qualifying hedges:
Net investment income	$28	$23	$21
Nonqualifying hedges:
Net derivative gains (losses)	166	314	461
Policyholder benefits and claims	—	8	15
Total	$194	$345	$497
The following tables present the amount and location of gains (losses) recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives (1)	Net Derivative Gains (Losses) Recognized for Hedged Items (2)	Net Investment Income (3)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(12)	$12	$—	$—	$—
Total fair value hedges	(12)	12	—	—	—
Cash flow hedges (5):
Interest rate derivatives	129	(1)	5	—	(5)
Foreign currency exchange rate derivatives	—	(1)	—	—	164
Total cash flow hedges	129	(2)	5	—	159
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(735)	—	—	—	—
Foreign currency exchange rate derivatives	66	(8)	—	—	—
Credit derivatives	(19)	—	—	—	—
Equity derivatives	571	—	—	—	—
Embedded derivatives	534	—	—	(8)	—
Total non-qualifying hedges	417	(8)	—	(8)	—
Total	$534	$2	$5	$(8)	$159

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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into net derivative gains (losses). These amounts were $0, $12 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
There were no hedged forecasted transactions, other than the receipt of payment of variable interest payments, for December 31, 2018. At December 31, 2017, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years.
At December 31, 2018 and 2017, the balance in AOCI associated with cash flow hedges was $264 million and $239 million, respectively.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2018			2017
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$8	$689	2.0	$12	$558	2.8
Baa	3	1,131	5.0	28	1,317	4.7
Ba	—	—	—	—	25	4.5
Total	$11	$1,820	3.9	$40	$1,900	4.1
__________________

(1)
Includes both single name credit default swaps that may be referenced to the credit of corporations, foreign governments, or state and political subdivisions and credit default swaps referencing indices. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”), and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
7. Derivatives (continued)

The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2018		2017
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,813	$2,102	$2,233	$3,081
OTC-cleared and Exchange-traded (1), (6)	20	2	70	40
Total gross estimated fair value of derivatives (1)	2,833	2,104	2,303	3,121
Estimated fair value of derivatives presented on the consolidated and combined balance sheets (1), (6)	2,833	2,104	2,303	3,121
Gross amounts not offset on the consolidated and combined balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,669)	(1,669)	(1,942)	(1,942)
OTC-cleared and Exchange-traded	(2)	(2)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(1,047)	—	(257)	—
OTC-cleared and Exchange-traded	(15)	—	(28)	(39)
Securities collateral: (5)
OTC-bilateral	(86)	(433)	(31)	(1,138)
Net amount after application of master netting agreements and collateral	$14	$—	$44	$1
__________________

(1)
At December 31, 2018 and 2017, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $55 million and $49 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($8) million and ($8) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2018 and 2017, the Company received excess cash collateral of $349 million and $94 million, respectively, and provided excess cash collateral of $64 million and $5 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
7. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2018, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2018 and 2017, the Company received excess securities collateral with an estimated fair value of $59 million and $337 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2018 and 2017, the Company provided excess securities collateral with an estimated fair value of $364 million and $471 million, respectively, for its OTC-bilateral derivatives, $81 million and $427 million, respectively, for its OTC-cleared derivatives, and $14 million and $118 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	December 31,
	2018	2017
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$433	$1,138
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$797	$1,414
__________________

(1)	After taking into consideration the existence of netting agreements.
Embedded Derivatives
The Company issues certain insurance contracts that contain embedded derivatives that are required to be separated from their host contracts and measured at fair value. These host contracts include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; index-linked annuities that are directly written or assumed through reinsurance; and ceded reinsurance of variable annuity GMIBs.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
7. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2018	2017
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum income benefits	Premiums, reinsurance and other receivables	$228	$227
Options embedded in debt or equity securities (1)	Investments	—	(52)
Embedded derivatives within asset host contracts		$228	$175
Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,642	$1,212
Direct index-linked annuities	Policyholder account balances	488	674
Assumed index-linked annuities	Policyholder account balances	96	1
Embedded derivatives within liability host contracts		$2,226	$1,887
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

The following table presents changes in estimated fair value related to embedded derivatives:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net derivative gains (losses) (1), (2)	$534	$1,082	$(1,824)
Policyholder benefits and claims	$(8)	$(16)	$(4)
__________________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were $466 million, $290 million and $246 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
8. Fair Value (continued)

Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented below. Investments that do not have a readily determinable fair value and are measured at net asset value (“NAV”) (or equivalent) as practical expedient to estimated fair value are excluded from the fair value hierarchy.

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$24,150	$323	$24,473
U.S government and agency	2,722	6,373	—	9,095
RMBS	—	8,541	6	8,547
Foreign corporate	—	7,617	409	8,026
CMBS	—	5,120	128	5,248
State and political subdivision	—	3,523	74	3,597
ABS	—	2,087	39	2,126
Foreign government	—	1,496	—	1,496
Total fixed maturity securities	2,722	58,907	979	62,608
Equity securities (1)	13	124	3	140
Derivative assets: (2)
Interest rate	—	717	—	717
Foreign currency exchange rate	—	301	11	312
Credit	—	10	7	17
Equity market	—	1,634	98	1,732
Total derivative assets	—	2,662	116	2,778
Embedded derivatives within asset host contracts (3)	—	—	228	228
Separate account assets	217	98,038	1	98,256
Total assets	$2,952	$159,731	$1,327	$164,010
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$619	$—	$619
Foreign currency exchange rate	—	48	—	48
Credit	—	2	1	3
Equity market	—	1,205	237	1,442
Total derivative liabilities	—	1,874	238	2,112
Embedded derivatives within liability host contracts (3)	—	—	2,226	2,226
Total liabilities	$—	$1,874	$2,464	$4,338

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$22,048	$909	$22,957
U.S. government and agency	8,304	7,988	—	16,292
RMBS	—	6,989	988	7,977
Foreign corporate	—	5,935	1,088	7,023
CMBS	—	3,287	136	3,423
State and political subdivision	—	4,181	—	4,181
ABS	—	1,723	106	1,829
Foreign government	—	1,304	5	1,309
Total fixed maturity securities	8,304	53,455	3,232	64,991
Equity securities (1)	18	19	124	161
Short-term investments	142	156	14	312
Commercial mortgage loans	—	115	—	115
Derivative assets: (2)
Interest rate	1	1,111	—	1,112
Foreign currency exchange rate	—	165	—	165
Credit	—	30	10	40
Equity market	15	773	149	937
Total derivative assets	16	2,079	159	2,254
Embedded derivatives within asset host contracts (3)	—	—	227	227
Separate account assets	410	117,842	5	118,257
Total assets	$8,890	$173,666	$3,761	$186,317
Liabilities
Derivative liabilities: (2)
Interest rate	$—	$837	$—	$837
Foreign currency exchange rate	—	117	1	118
Credit	—	1	—	1
Equity market	—	1,736	437	2,173
Total derivative liabilities	—	2,691	438	3,129
Embedded derivatives within liability host contracts (3)	—	—	1,887	1,887
Long-term debt	—	11	—	11
Total liabilities	$—	$2,702	$2,325	$5,027
__________________

(1)	The Company reclassified FHLB stock in the prior period from equity securities to other invested assets.

(2)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.

(3)
Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances, on the consolidated balance sheets. At December 31, 2018 and 2017, debt and equity securities also included embedded derivatives of $0 and ($52) million, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
8. Fair Value (continued)

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary, based on changing market conditions. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial’s Board of Directors regarding compliance with fair value accounting standards.
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. Valuation service providers perform several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
Valuation service providers also apply a formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, valuation service providers will use the last available price.
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2018.
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
Equity securities, short-term investments, commercial mortgage loans and long-term debt
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets or liabilities, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
Equity securities and short-term investments: Fair value is determined using third-party commercial pricing services, with the primary input being quoted prices in markets that are not active.
Commercial mortgage loans and long-term debt: Fair value is determined using third-party commercial pricing services, with the primary input being quoted securitization market price determined principally by independent pricing services using observable inputs or quoted prices or reported NAV provided by the fund managers.
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
Embedded Derivatives
Embedded derivatives principally include certain direct and ceded variable annuity guarantees, equity crediting rates within index-linked annuity contracts, and those related to funds withheld on ceded reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

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
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital market assumptions including expectations of policyholder behavior. The calculation is based on in-force business and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
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
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Equity securities, short-term investments, commercial mortgage loans and long-term debt.” The estimated fair value of these embedded derivatives is included, along with the funds withheld liability, in other liabilities on the consolidated and combined balance sheets with changes in estimated fair value recorded in net derivative gains (losses).
The Company issues and assumes through reinsurance index-linked annuities which allow the policyholder to participate in returns from equity indices. The crediting rates associated with these features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated and combined balance sheets.
The estimated fair value of crediting rates associated with index-linked annuities is determined using a combination of an option pricing model and an option-budget approach. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.
Transfers into or out of Level 3:
Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly, and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

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

					December 31, 2018			December 31, 2017			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11%	0.02%	-	12%	Decrease (1)
			•	Lapse rates	0.25%	-	16%	0.25%	-	16%	Decrease (2)
			•	Utilization rates	0%	-	25%	0%	-	25%	Increase (3)
			•	Withdrawal rates	0.25%	-	10%	0.25%	-	10%	Increase (4)
			•	Long-term equity volatilities	16.50%	-	22%	17.40%	-	25%	Increase (5)
			•	Nonperformance risk spread	1.91%	-	2.66%	0.64%	-	1.43%	Decrease (6)
__________________

(1)
Mortality rates vary by age and by demographic characteristics such as gender. Range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.

(2)
Range reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

(3)
The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contracts withdrawal history and by the age of the policyholder.

(4)
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

(5)
Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.

(6)
Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.

The Company does not develop unobservable inputs used in measuring fair value for all other assets and liabilities classified within Level 3; therefore, these are not included in the table above. The other Level 3 assets and liabilities primarily included fixed maturity securities and derivatives. For fixed maturity securities valued based on non-binding broker quotes, an increase (decrease) in credit spreads would result in a higher (lower) fair value. For derivatives valued based on third-party pricing models, an increase (decrease) in credit spreads would generally result in a higher (lower) fair value.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short Term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2017	$2,391	$1,711	$17	$—	$137	$2	$(954)	$(2,383)	$10
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(3)	28	—	—	(3)	—	92	1,078	—
Total realized/unrealized gains (losses) included in AOCI	131	52	—	—	—	—	—	—	—
Purchases (7)	441	107	—	5	3	14	4	—	2
Sales (7)	(223)	(535)	—	—	(13)	(1)	—	—	(4)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	579	(355)	(1)
Transfers into Level 3 (8)	178	11	—	—	—	—	—	—	2
Transfers out of Level 3 (8)	(918)	(144)	(17)	—	—	(1)	—	—	(4)
Balance, December 31, 2017	1,997	1,230	—	5	124	14	(279)	(1,660)	5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	2	1	—	—	—	152	526	—
Total realized/unrealized gains (losses) included in AOCI	(33)	(6)	(1)	—	—	—	9	—	—
Purchases (7)	71	42	—	—	1	—	3	—	1
Sales (7)	(197)	(91)	(1)	(5)	(3)	(14)	(7)	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(864)	(1)
Transfers into Level 3 (8)	418	8	75	—	—	—	—	—	—
Transfers out of Level 3 (8)	(1,525)	(1,012)	—	—	(119)	—	—	—	(3)
Balance, December 31, 2018	$732	$173	$74	$—	$3	$—	$(122)	$(1,998)	$1
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2016: (9)	$2	$29	$—	$—	$—	$—	$(687)	$(1,952)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (9)	$1	$23	$—	$—	$—	$—	$(52)	$966	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (9)	$(2)	$—	$1	$—	$1	$—	$148	$395	$—
Gains (Losses) Data for the year ended December 31, 2016:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$(11)	$30	$—	$—	$—	$—	$(703)	$(1,842)	$—
Total realized/unrealized gains (losses) included in AOCI	$(25)	$20	$—	$—	$(11)	$—	$4	$—	$—
__________________

(1)	Comprised of U.S. and foreign corporate securities.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
8. Fair Value (continued)

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions, and those short-term investments that are not securities and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$13,694	$—	$—	$13,860	$13,860
Policy loans	$1,421	$—	$656	$959	$1,615
Other invested assets	$77	$—	$64	$13	$77
Premiums, reinsurance and other receivables	$1,609	$—	$32	$1,664	$1,696
Liabilities
Policyholder account balances	$15,332	$—	$—	$13,861	$13,861
Long-term debt	$3,963	$—	$2,758	$600	$3,358
Other liabilities	$330	$—	$118	$212	$330
Separate account liabilities	$1,029	$—	$1,029	$—	$1,029

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
_________________

(1)
In connection with the adoption of new guidance related to the recognition and measurement of financial instruments (see Note 1), effective January 1, 2018 on a modified retrospective basis, the Company carries real estate joint ventures and other limited partnership interests previously accounted under the cost method of accounting at NAV as a practical expedient to estimated fair value.

(2)	The Company reclassified FHLB stock in the prior period from equity securities to other invested assets.
9. Long-term Debt
Long-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2018	2017
			(In millions)
Senior notes (1)	3.700%	2027	$1,490	$1,489
Senior notes (1)	4.700%	2047	1,478	1,477
Term loan	LIBOR plus 1.5%	2019	600	600
Junior subordinated debentures (1)	6.250%	2058	361	—
Other long-term debt (2)	7.028%	2030	34	46
Total long-term debt			$3,963	$3,612
__________________

(1)
Includes unamortized debt issuance costs and debt discount totaling $46 million and $34 million for the senior notes due 2027 and 2047 and junior subordinated debentures due 2058 on a combined basis at December 31, 2018 and 2017, respectively.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
The aggregate maturities of long-term debt at December 31, 2018 were $602 million in 2019, $2 million in each of 2020, 2021, 2022 and 2023 and $3.4 billion thereafter.
Unsecured senior notes and borrowings outstanding under the 2017 Term Loan Facility rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
9. Long-term Debt (continued)

Interest expense related to long-term debt of $158 million, $135 million and $133 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in other expenses.
Certain of the Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company. At December 31, 2018, the Company was in compliance with these financial covenants.
Senior Notes
On June 22, 2017, BHF issued $1.5 billion of senior notes due June 2027, which bear interest at a fixed rate of 3.70%, payable semi-annually, and $1.5 billion of senior notes due June 2047, which bear interest at a fixed rate of 4.70%, payable semi-annually (collectively, the “Senior Notes”). In connection with the issuance of the Senior Notes, debt issuance costs of $23 million and debt discounts of $12 million were capitalized, which are amortized over the term of the related debt instrument as a component of interest expense.
Junior Subordinated Debentures
On September 12, 2018, BHF issued $375 million of junior subordinated debentures (the “Junior Debentures”) due September 2058, which bear interest at a fixed rate of 6.25%, payable quarterly, subject to BHF’s right to defer interest payments in accordance with the terms of the debentures. In connection with the issuance of the Junior Debentures, debt issuance costs of $14 million were capitalized, which are amortized over the term of the related debt instrument as a component of interest expense.
Surplus Notes
On June 16, 2017, MetLife, Inc. forgave Brighthouse Life Insurance Company’s obligation to pay the principal amount of $750 million, 8.595% surplus notes held by MetLife, Inc., which were originally issued in 2008. The forgiveness of the surplus notes was treated as a capital transaction and recorded as an increase to additional paid-in capital.
On April 28, 2017, two surplus note obligations due to MetLife, Inc. totaling $1.1 billion, which were originally issued in 2012 and 2013, were due on September 30, 2032 and December 31, 2033 and bore interest at 5.13% and 6.00%, respectively, were satisfied in a non-cash exchange for $1.1 billion of loans due from MetLife, Inc.
Credit Facilities
On December 2, 2016, BHF entered into a $2.0 billion five-year senior unsecured revolving credit facility (the “Revolving Credit Facility”), all of which may be used for letters of credit and up to $1.0 billion may be used for loans, and a $3.0 billion three-year term loan facility (the “2016 Term Loan Facility”) with a syndicate of banks. In connection with entering into these credit facilities, MetLife, Inc. paid $16 million of debt issuance costs on the Company’s behalf. The Company capitalized these costs, which are included in other assets, and reimbursed MetLife, Inc. in 2017. Such debt issuance costs are amortized over the terms of the facilities, which is included in other expenses.
On July 21, 2017, BHF entered into a new term loan agreement (the “2017 Term Loan Agreement”) with respect to a new $600 million unsecured delayed draw term loan facility due December 2, 2019 (the “2017 Term Loan Facility”). Debt issuance costs incurred related to the 2017 Term Loan Facility were not significant. On August 2, 2017, BHF borrowed $500 million under the 2017 Term Loan Facility in connection with the Separation. On August 14, 2017, BHF borrowed the remaining $100 million available under the 2017 Term Loan Facility.
On July 21, 2017, concurrently with entering into the 2017 Term Loan Agreement, the 2016 Term Loan Facility was terminated without penalty. As a result of this termination, unamortized debt issuance costs of $7 million were written off and included in other expenses.
For the years ended December 31, 2018, 2017 and 2016, fees associated with these credit facilities were not significant.
At December 31, 2018, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility and there was $600 million outstanding under the 2017 Term Loan Facility, resulting in unused commitments totaling $2.0 billion in comparison to the maximum capacity of $2.6 billion under these credit facilities.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
9. Long-term Debt (continued)

On February 1, 2019, BHF entered into a new term loan agreement and terminated the 2017 Term Loan Facility without penalty. See Note 18.
Committed Facilities
MetLife, Inc. Credit and Committed Facilities
The Company previously had access to an unsecured revolving credit facility and certain committed facilities through the Company’s former parent, MetLife, Inc. These facilities were used for collateral for certain of the Company’s affiliated reinsurance liabilities. In connection with the affiliated reinsurance company restructuring, effective April 28, 2017, MetLife, Inc.’s then existing affiliated reinsurance subsidiaries that supported the business interests of Brighthouse Financial became a part of Brighthouse Financial. Simultaneously with the affiliated reinsurance company restructuring, the existing reserve financing arrangements of the affected reinsurance subsidiaries, as well as Brighthouse Financial’s access to MetLife Inc.’s revolving credit facility and certain committed facilities, including outstanding letters of credit, were terminated and replaced with a single reinsurance financing arrangement, which is discussed in more detail below. The terminated facilities included a $3.5 billion committed facility for the benefit of MRSC and a $4.3 billion committed facility for the benefit of MRV Cell.
For the years ended December 31, 2017 and 2016, the Company recognized commitment and letters of credit fees totaling $19 million and $55 million, respectively, in other expenses associated with these committed facilities.
Collateral Financing Arrangement
In 2007, MetLife, Inc. and MRSC entered into a 30-year collateral financing arrangement with an unaffiliated financial institution that provided up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under affiliated reinsurance agreements. Proceeds from this collateral financing arrangement, which resulted in a drawdown of $2.8 billion on the aforementioned $3.5 billion committed facility, were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees (see Note 6 for additional information regarding MRSC invested assets). On April 28, 2017, MetLife, Inc. and MRSC terminated this collateral financing arrangement and, as a result, the $2.8 billion obligation outstanding was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents. The remaining assets held in trust of $590 million were returned to MetLife, Inc., resulting in a decrease in shareholder’s net investment. For the years ended December 31, 2017 and 2016, the Company recognized interest expense of $19 million and $39 million, respectively, related to this collateral financing arrangement, which is included in other expenses.
Reinsurance Financing Arrangement
On April 28, 2017, BRCD entered into a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2018, there were no borrowings under this facility and there was $9.8 billion of funding available under this arrangement. For the years ended December 31, 2018 and 2017, the Company recognized commitment fees of $44 million and $27 million, respectively, in other expenses associated with this committed facility.
Repurchase Facility
On April 16, 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion. The Repurchase Facility has a term of three years, beginning on July 31, 2018 and maturing on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2018, there were no borrowings under the Repurchase Facility. For the year ended December 31, 2018, fees associated with this committed facility were not significant.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)

10. Equity
Preferred Stock
At December 31, 2018 and 2017, BHF was authorized to issue up to 100,000,000 shares of preferred stock, par value $0.01 per share. At December 31, 2018 and 2017, no preferred shares were issued or outstanding.
Common Stock
The following table presents the rollforward of common shares outstanding:

Balance at January 1, 2016 and December 31, 2016	100,000
Shares issued	119,673,106
Balance at December 31, 2017	119,773,106
Shares issued	674,912
Shares repurchased (1)	(2,915,682)
Balance at December 31, 2018	117,532,336
__________

(1)
Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.

On August 4, 2017, BHF issued 119,673,106 shares of common stock to MetLife, Inc. Also, on August 4, 2017, in connection with the Separation, 80.8% of MetLife Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock.
On August 5, 2018, BHF’s Board of Directors authorized the repurchase of up to $200 million of common stock. Repurchases made under such authorization may be made through open market purchases, pursuant to 10b5-1 plans, or pursuant to accelerated stock repurchase plans from time to time at management’s discretion in accordance with applicable federal securities laws. As of December 31, 2018, the Company repurchased 2,628,167 shares of its common stock through open market purchases, pursuant to 10b5-1 plans, for $105 million.
Shareholder’s Net Investment
The following sections summarize certain transactions that occurred prior to and including the Separation and affected shareholder’s net investment. In connection with the Separation, on August 4, 2017, the Company reclassified $12.4 billion from shareholder’s net investment to common stock and additional paid-in capital.
Capital Contributions
During the third quarter of 2017, the Company recognized a $1.1 billion non-cash tax charge and corresponding capital contribution from MetLife, Inc. This tax obligation was in connection with the Separation and MetLife, Inc. is responsible for this obligation through a tax separation agreement with MetLife (the “Tax Separation Agreement”). See Note 13.
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
During the year ended December 31, 2016, the Company received cash capital contributions of $1.6 billion from MetLife, Inc.
In December 2015, the Company accrued capital contributions from MetLife, Inc. of $120 million in premiums, reinsurance and other receivables and shareholder’s net investment, which were settled for cash in 2016.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
10. Equity (continued)

MetLife, Inc. has made payments and received collections on behalf of the Company. Such net amounts, as well as amortization of deferred credit and committed facility structuring costs and debt issuance costs incurred by MetLife, Inc. on behalf of the Company, are recorded as non-cash net contributions of capital. During the years ended December 31, 2017 and 2016, MetLife, Inc. made non-cash net capital contributions of $60 million and $47 million, respectively, in the forms of payment of letters of credit fees and amortization of deferred credit and committed facility structuring costs and debt issuance costs incurred on the Company’s behalf, partially offset by investment income, net of interest expense, related to the MRSC collateral financing arrangement collected on the Company’s behalf. See Note 9.
Prior to the Separation, certain transactions related to expense allocations were settled through shareholder’s net investment.
Cash Distributions
On August 3, 2017, BHF made a cash distribution in an aggregate amount of $1.8 billion to MetLife, Inc., the sole holder of BHF common stock as of the record date for the distribution.
In April 2017, MetLife, Inc. and MRSC terminated a collateral financing arrangement and the obligation outstanding was extinguished utilizing assets held in trust. The remaining assets held in trust of $590 million were returned to MetLife, Inc., resulting in a decrease in shareholder’s net investment. See Note 9.
During the year ended December 31, 2016, Brighthouse Life Insurance Company and NELICO paid dividends totaling $556 million to MetLife, Inc. or one of its subsidiaries, resulting in a decrease in shareholder’s net investment.
During the years ended December 31, 2017 and 2016, the Company paid cash distributions of $40 million and $78 million, respectively, to certain MetLife affiliates related to a profit sharing agreement with Brighthouse Advisers.
Noncontrolling Interests
On June 20, 2017, BH Holdings issued $50 million aggregate liquidation preference of fixed rate cumulative preferred units to MetLife, Inc., which MetLife subsequently resold to unaffiliated third parties. These preferred units are reported as noncontrolling interests on the consolidated balance sheets.
On April 28, 2017, BRCD issued $15 million of fixed to floating rate cumulative preferred stock, Series A preferred stock, to an affiliate of MetLife, Inc., which MetLife subsequently resold to unaffiliated third parties. These Series A preferred stock are reported as noncontrolling interests on the consolidated balance sheets.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan. The Company also granted restricted stock units to certain employees and non-employee directors on September 8, 2017, shortly following the Separation (the “Founders’ Grant”). The employee stock incentive plan and the non-employee director stock compensation plan were each approved at the BHF annual meeting of stockholders held on May 23, 2018. The aggregate number of authorized shares available for issuance at December 31, 2018 under the Company’s various share-based compensation plans was 7,306,788.
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
Notes to the Consolidated and Combined Financial Statements (continued)
10. Equity (continued)

Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

Year Ended December 31,
2018
(In millions)
Restricted stock units, Founders’ Grant	$31
Restricted stock units	$7
Stock options	$1
Performance share units	$—
The share-based compensation cost for the Founders’ Grant was fully recognized at September 30, 2018. Unrecognized share-based compensation for other grants related to restricted stock units, stock options and performance share units was$13 million at December 31, 2018 with a weighted average recognition period of five quarters.
Equity Awards
Restricted Share Units (“RSUs”)
RSUs are units that, if vested, are payable in shares of BHF common stock. The Company does not credit RSUs with dividend-equivalents as RSUs do not accrue dividends. Accordingly, the estimated fair value of RSUs is based upon the closing price of shares on the date of grant, less a forfeiture rate. With the exception of the Founders’ Grant, most RSUs use graded vesting and vest in thirds on, or shortly after, the first three anniversaries of their grant date, while other RSUs vest in their entirety on the third or later anniversary of their grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances.
Performance Share Units (“PSUs”)
PSUs are units that, if vested, are multiplied by a performance factor to produce a number of final PSUs, which are payable in shares of BHF common stock. PSUs cliff vest at the end of the three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. The performance factors are based on the achievement of corporate expense reductions and the capital return targets over the respective three-year period.
For awards granted for performance periods in progress through December 31, 2018, the vested PSUs will be multiplied by a performance factor of 0% to 150%. Assuming the Company has met certain threshold performance goals, the Compensation Committee of BHF’s Board of Directors will determine the performance factor in its discretion. The Company estimates the fair value of performance shares semi-annually until they become payable.
The following table presents a summary of PSU and RSU activity:

	Restricted		Performance
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	—	$—	—	$—
Granted	998,825	$48.04	73,849	$48.10
Forfeited	(30,825)	$48.10	(7,480)	$48.10
Paid	(654,315)	$48.10	—	$—
Outstanding at December 31, 2018	313,685	$47.90	66,369	$48.10
Vested at December 31, 2018	—	$—	—	$—

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
10. Equity (continued)

Stock Options
Stock options represent the contingent right of award holders to purchase shares of BHF common stock at a stated price for a limited time. All stock options have an exercise price equal to the closing price of a share on the date of grant and have a maximum term of ten years. Certain stock options granted are exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date, while others are exercisable entirely on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. In May 2018, the Company granted 242,560 options at a weighted average exercise price of $53.47 for aggregate intrinsic value of $0. During the year ended December 31, 2018, no stock options were exercised or expired, and 24,570 options were forfeited.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life.
The following table presents the weighted average assumptions used to determine the grant-date fair value of stock options that BHF has granted:

December 31, 2018
Risk-free rate of return	2.93%
Expected volatility	25.00%
Expected option life, years	5.80
Weighted average exercise price of stock options granted	$53.47
Weighted average fair value of stock options granted	$12.54
Statutory Equity and Income
The states of domicile of the Company’s insurance subsidiaries impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Regulatory compliance is determined by a ratio of a company’s total adjusted capital (“TAC”), calculated in the manner prescribed by the NAIC to its authorized control level RBC (“ACL RBC”), calculated in the manner prescribed by the NAIC, based on the statutory-based filed financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC. The RBC ratios for the Company’s insurance subsidiaries were each in excess of 400% for all periods presented.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2018	2017	2016
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(1,104)	$(425)	$1,186
New England Life Insurance Company	Massachusetts	$130	$68	$109

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
10. Equity (continued)

Statutory capital and surplus was as follows at:

	December 31,
Company	2018	2017
	(In millions)
Brighthouse Life Insurance Company	$6,731	$5,594
New England Life Insurance Company	$213	$483
The Company has a reinsurance subsidiary, BRCD that was formed in 2017 as the result of the merger of certain other affiliated captive reinsurance subsidiaries. BRCD reinsures risks including level premium term life and ULSG assumed from other Brighthouse Life Insurance Company subsidiaries. BRCD, with the explicit permission of the Delaware Commissioner, has included, as admitted assets, the value of credit-linked notes, serving as collateral, which resulted in higher statutory capital and surplus of $8.7 billion and $8.3 billion for the years ended December 31, 2018 and 2017, respectively.
The statutory net income (loss) of the Company’s affiliate reinsurance companies was ($1.1) billion, ($1.6) billion and ($363) million for the years ended December 31, 2018, 2017 and 2016, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $557 million and $972 million at December 31, 2018 and 2017, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2019	2018	2017
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$798	$—	$—
New England Life Insurance Company (3)	$131	$400	$106
______________

(1)
Reflects dividend amounts that may be paid during 2019 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2019, some or all of such dividends may require regulatory approval.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)
Dividends paid by NELICO in 2018, including a $65 million ordinary cash dividend and a $335 million extraordinary dividend comprised of $135 million of cash and a $200 million surplus note, were paid to its parent, BH Holdings, LLC.

Under the Delaware Insurance Law, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net statutory gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.

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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2018, BRCD paid cash dividends of $2 million to its preferred shareholders. During the year ended December 31, 2017, BRCD paid an extraordinary cash dividend of $535 million to Brighthouse Life Insurance Company.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2015	$1,322	$251	$(32)	$(18)	$1,523
OCI before reclassifications	(465)	71	1	2	(391)
Deferred income tax benefit (expense)	158	(25)	—	(1)	132
AOCI before reclassifications, net of income tax	1,015	297	(31)	(17)	1,264
Amounts reclassified from AOCI	44	(45)	—	1	—
Deferred income tax benefit (expense)	(15)	16	—	—	1
Amounts reclassified from AOCI, net of income tax	29	(29)	—	1	1
Balance at December 31, 2016	1,044	268	(31)	(16)	1,265
OCI before reclassifications	276	(157)	10	(19)	110
Deferred income tax benefit (expense)	(94)	55	(3)	14	(28)
AOCI before reclassifications, net of income tax	1,226	166	(24)	(21)	1,347
Amounts reclassified from AOCI	60	(18)	—	—	42
Deferred income tax benefit (expense) (2)	286	6	—	(5)	287
Amounts reclassified from AOCI, net of income tax	346	(12)	—	(5)	329
Balance at December 31, 2017	1,572	154	(24)	(26)	1,676
Cumulative effect of change in accounting principle and other, net of income tax (see Note 1)	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,346)	159	(4)	6	(1,185)
Deferred income tax benefit (expense)	287	48	1	(1)	335
AOCI before reclassifications, net of income tax	434	361	(27)	(21)	747
Amounts reclassified from AOCI	181	(134)	—	1	48
Deferred income tax benefit (expense)	(39)	(40)	—	—	(79)
Amounts reclassified from AOCI, net of income tax	142	(174)	—	1	(31)
Balance at December 31, 2018	$576	$187	$(27)	$(20)	$716
__________________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)
Includes the $306 million and ($5) million impacts of the Tax Act related to unrealized investments gains (losses), net of related offsets and defined benefit plans adjustment, respectively. See Note 1 for more information.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated and Combined Statements of Operations Locations
	Years Ended December 31,
	2018	2017	2016
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(180)	$(15)	$(51)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	3	3	Net investment income
Net unrealized investment gains (losses)	(2)	(48)	4	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(181)	(60)	(44)
Income tax (expense) benefit	39	(286)	15
Net unrealized investment gains (losses), net of income tax	(142)	(346)	(29)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	98	—	33	Net derivative gains (losses)
Interest rate swaps	3	3	3	Net investment income
Interest rate forwards	31	2	2	Net derivative gains (losses)
Interest rate forwards	2	3	2	Net investment income
Foreign currency swaps	—	10	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	134	18	45
Income tax (expense) benefit	40	(6)	(16)
Gains (losses) on cash flow hedges, net of income tax	174	12	29

Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	—	(1)
Amortization of prior service (costs) credit	—	—	—
Amortization of defined benefit plan items, before income tax	(1)	—	(1)
Income tax (expense) benefit	—	5	—
Amortization of defined benefit plan items, net of income tax	(1)	5	(1)
Total reclassifications, net of income tax	$31	$(329)	$(1)

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
To earn these fees, the Company performs services such as responding to phone inquiries, maintaining records, providing information to distributors and shareholders about fund performance and providing training to account managers and sales agents. The passage of time reflects the satisfaction of the Company’s performance obligations to the Funds and is used to recognize revenue associated with 12b-1 fees.
Other revenues consisted primarily of 12b-1 fees were $360 million, $359 million and $275 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Compensation	$289	$287	$400
Contracted services and other labor costs	245	176	101
Transition services agreements	279	306	—
Establishment costs	239	162	—
Premium and other taxes, licenses and fees	68	64	63
Separate account fees	524	466	287
Volume related costs, excluding compensation, net of DAC capitalization	628	711	462
Interest expense on debt	158	153	175
Goodwill impairment (1)	—	—	161
Other	145	158	635
Total other expenses	$2,575	$2,483	$2,284
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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)

12. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and nonqualified defined contribution plans. For the years ended December 31, 2018 and 2017, the total employer contributions for the qualified defined contribution plan was $14 million and $8 million, respectively, and the total accrual for the nonqualified deferred compensation plan was $3 million and $2 million, respectively.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors a qualified and a nonqualified defined benefit pension plan, a postretirement and other unfunded benefit plans. The NELICO sponsored pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. All benefit payments related to the unfunded benefit plans are subject to reimbursement annually, on an after tax basis, by MetLife.
On August 4, 2017, an employee matters agreement (“EMA”) between BHF and MetLife became effective. Under this agreement, MetLife has agreed to reimburse BHF on an annual basis for benefit payments, claims and premiums under the agreed to NELICO plans. At December 31, 2018 and 2017, the Company’s receivable from MetLife under the EMA was $186 million and $192 million, respectively, and is recorded in premiums, reinsurance and other receivables.
Obligations and Funded Status

	December 31,
	2018		2017
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$233	$40	$219	$37
Interest costs	9	1	9	2
Plan participants’ contributions	—	2	—	3
Net actuarial (gains) losses	(18)	(1)	11	6
Change in benefits and other	—	—	5	—
Benefits paid	(12)	(8)	(11)	(8)
Benefit obligations at December 31,	212	34	233	40
Change in plan assets:
Estimated fair value of plan assets at January 1,	165	—	155	—
Actual return on plan assets	(7)	—	17	—
Plan participants’ contributions	—	2	—	3
Employer contributions	4	7	4	5
Benefits paid	(11)	(9)	(11)	(8)
Estimated fair value of plan assets at December 31,	151	—	165	—
Over (under) funded status at December 31,	$(61)	$(34)	$(68)	$(40)
Amounts recognized in the consolidated balance sheets:
Other assets	$4	$—	$3	$—
Other liabilities	(65)	(34)	(71)	(40)
Net amount recognized	$(61)	$(34)	$(68)	$(40)
AOCI:
Net actuarial (gains) losses	$26	$2	$31	$3
Prior service costs (credit)	—	—	—	—
AOCI, before income tax	$26	$2	$31	$3
Accumulated benefit obligation	$212	N/A	$233	N/A
__________________

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
12. Employee Benefit Plans (continued)

(1)	Includes nonqualified unfunded plan, for which the aggregate PBO was $65 million and $71 million at December 31, 2018 and 2017, respectively.
Information for pension plans with accumulated benefit obligations in excess of plan assets was as follows at:

	December 31,
	2018	2017
	(In millions)
Projected benefit obligations	$65	$71
Accumulated benefit obligations	$65	$71
Estimated fair value of plan assets	$—	$—
The PBO exceeded assets for only the nonqualified unfunded pension plan at both December 31, 2018 and 2017.
The estimated net actuarial (gains) losses and prior service costs (credit) for the defined benefit pension plans and other postretirement benefit plans that will be amortized from AOCI into net periodic benefit costs over the next year are not significant.
Assumptions
The assumptions used in determining benefit obligations were 4.55% and 3.90% at December 31, 2018 and 2017, respectively, using the weighted average discount rate.
Assumptions used in determining net periodic benefit costs were as follows:

	Years Ended December 31,
Pension Benefits	2018	2017	2016
Weighted average discount rate	3.90%	4.30%	4.42%
Weighted average expected rate of return on plan assets	4.75%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A
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
Plan Assets
The assets of the qualified pension plan (the “Invested Plan”) are invested in general and separate accounts of MLIC and managed by MLIA in accordance with investment policies consistent with the longer-term nature of related benefit obligations and within prudent risk parameters. Specifically, investment policies are oriented toward (i) maximizing the Invested Plan’s funded status; (ii) minimizing the volatility of the Invested Plan’s funded status; (iii) generating asset returns that exceed liability increases; and (iv) targeting rates of return in excess of a custom benchmark and industry standards over appropriate reference time periods. These goals are expected to be met through identifying appropriate and diversified asset classes and allocations, ensuring adequate liquidity to pay benefits and expenses when due and controlling the costs of administering and managing the Invested Plan’s investments. Independent investment consultants are periodically used to evaluate the investment risk of Invested Plan’s assets relative to liabilities, analyze the economic and portfolio impact of various asset allocations and management strategies and to recommend asset allocations.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
12. Employee Benefit Plans (continued)

Derivative contracts may be used to reduce investment risk, to manage duration and to replicate the risk/return profile of an asset or asset class. Derivatives may not be used to leverage a portfolio in any manner, such as to magnify exposure to an asset, asset class, interest rates or any other financial variable. Derivatives are also prohibited for use in creating exposures to securities, currencies, indices or any other financial variable that is otherwise restricted. The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2018 for the Invested Plan:

	December 31,
	2018		2017
	Target	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities	90%	86%	100%
Cash and cash equivalents	10%	14%	—%
Total assets	100%	100%	100%
Estimated Fair Value
The pension benefit plan assets are categorized into a three-level fair value hierarchy, as described in Note 8.
The pension plan assets are measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Interest in insurance company separate accounts	$39	$91	$—	$130
Insurance company general accounts	—	21	—	21
Total assets	$39	$112	$—	$151

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
12. Employee Benefit Plans (continued)

	December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Interest in insurance company separate accounts	$45	$102	$—	$147
Insurance company general accounts	—	—	18	18
Total assets	$45	$102	$18	$165
For each of the years ended December 31, 2018 and 2017, the changes to pension plan assets invested in insurance company separate and general accounts measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs were ($18) million and $18 million, respectively.
Expected Future Contributions and Benefit Payments
It is the Company’s practice to make contributions to the qualified pension plan to comply with minimum funding requirements of Employee Retirement Income Security Act, the Pension Protection Act of 2006, non-life federal income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended (the “Tax Code”) and the applicable rules and regulations. In accordance with such practice, no contributions are required for 2019. The Company expects to make no discretionary contributions to the qualified pension plan in 2019. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the unfunded benefit plans are primarily funded from the Company’s general assets as they become due under the provision of the plans. As a result, benefit payments equal employer and employee contributions for these plans. The Company does not expect contributions to be material in 2019. As stated above, all benefit payments for unfunded benefit plans are subject to reimbursement annually, on an after tax basis, by MetLife.
Gross pension and postretirement benefit payments for the next 10 years before MetLife reimbursement are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2019	$12	$4
2020	$12	$4
2021	$13	$3
2022	$13	$3
2023	$13	$3
2024-2028	$68	$13

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)

13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Current:
Federal	$(166)	$406	$(305)
State and local	—	6	—
Foreign	—	18	—
Subtotal	(166)	430	(305)
Deferred:
Federal	285	(667)	(1,461)
State and local	—	—	—
Foreign	—	—	—
Subtotal	285	(667)	(1,461)
Provision for income tax expense (benefit)	$119	$(237)	$(1,766)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Tax provision at statutory rate	$207	$(215)	$(1,647)
Tax effect of:
Excess loss account - Separation from MetLife (1)	(2)	1,088	—
Rate revaluation due to tax reform (2)	—	(803)	—
Sale of subsidiaries	—	(138)	—
Dividend received deduction	(44)	(130)	(123)
Other tax credits	(25)	(30)	(18)
Release of valuation allowance	(11)	—	—
Goodwill impairment	—	—	4
Other, net	(6)	(9)	18
Provision for income tax expense (benefit)	$119	$(237)	$(1,766)
Effective tax rate	12%	39%	38%
__________________

(1)
For the year ended December 31, 2017, the Company recognized a $1.1 billion non-cash charge to provision for income tax expense and corresponding capital contribution from MetLife. This tax obligation was in connection with the Separation. MetLife, Inc. is responsible for this obligation through the Tax Separation Agreement.

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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
13. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2018	2017
	(In millions)
Deferred income tax assets:
Tax credit carryforwards	$58	$202
Net operating loss carryforwards	1,052	422
Employee benefits	7	3
Intangibles	159	227
Investments, including derivatives	—	302
Other	—	95
Total deferred income tax assets	1,276	1,251
Less: valuation allowance	—	11
Total net deferred income tax assets	1,276	1,240
Deferred income tax liabilities:
Policyholder liabilities and receivables	746	819
Investments, including derivatives	513	—
Net unrealized investment gains	202	459
DAC	761	889
Other	26	—
Total deferred income tax liabilities	2,248	2,167
Net deferred income tax asset (liability)	$(972)	$(927)
At December 31, 2018, the Company had net operating loss carryforwards of approximately $5.0 billion and the Company had recorded a related deferred tax asset of $1.1 billion. The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2018.

Net Operating Loss Carryforwards
(In millions)
Expiration
2034-2038	$3,174
Indefinite	1,837
$5,011

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
13. Income Tax (continued)

The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2018.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2019-2023	$—	$18
2024-2028	—	27
2029-2033	—	—
2034-2038	13	—
Indefinite	—	—
	$13	$45
The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its combined and consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate in the future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Balance at January 1,	$23	$58	$64
Additions for tax positions of prior years	12	—	2
Reductions for tax positions of prior years	—	(4)	(9)
Additions for tax positions of current year	—	3	5
Reductions for tax positions of current year	—	(2)	—
Settlements with tax authorities	—	(32)	(4)
Balance at December 31,	$35	$23	$58
Unrecognized tax benefits that, if recognized would impact the effective rate	$35	$23	$58
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2018, 2017 and 2016.
The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the statutory tax rate. The Tax Act has changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends.
The Company is under continuous examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2007. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2007 and forward is not expected to have a material impact on the Company’s combined and consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
13. Income Tax (continued)

Tax Sharing Agreements
For the periods prior to the Separation, Brighthouse Financial filed a consolidated federal life and non-life income tax return in accordance with the provisions of the Tax Code. Current taxes (and the benefits of tax attributes such as losses) are allocated to Brighthouse Financial, Inc., and its includable subsidiaries, under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, Brighthouse Financial entered into two separate tax sharing agreements. Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including BHNY and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. Brighthouse Financial, Inc. and its includable subsidiaries entered into a tax sharing agreement to join a nonlife consolidated federal income tax return. NELICO and the nonlife subsidiaries of Brighthouse Life Insurance Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive as partial consideration for its contribution of assets to BHF future payments from BHF, equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or are deemed to, realize as a result of the utilization of Brighthouse Financial, Inc. and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million and $331 million at December 31, 2018 and 2017, respectively.
The Company also entered into the Tax Separation Agreement. Among other things, the Tax Separation Agreement governs the allocation between MetLife and us of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $729 million to Brighthouse Financial under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $873 million related to this agreement. In November 2018, MetLife paid $909 million to Brighthouse Financial under the Tax Separation Agreement. At December 31, 2018, the current income tax payable included a $148 million payable to MetLife related to this agreement.
14. Earnings Per Common Share
The following table sets forth the calculation of earnings per common share:

	Years Ended December 31,
	2018	2017 (1)	Pro forma 2016 (1)
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$865	$(378)	$(2,939)

Weighted average common shares outstanding — basic	119,386,280	119,773,106	119,773,106
Dilutive effect of share-based awards	441,198	—	—
Weighted average common shares outstanding — diluted	119,827,478	119,773,106	119,773,106

Earnings per common share:
Basic	$7.24	$(3.16)	$(24.54)
Diluted	$7.21	$(3.16)	$(24.54)
__________________

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements — (continued)
14. Earnings Per Common Share (continued)

(1)
On August 4, 2017, following the completion of the Separation, 119,773,106 shares of BHF common stock were outstanding. This number of shares remained outstanding through December 31, 2017 and is utilized to calculate EPS for the years ended December 31, 2017 and 2016.

For the year ended December 31, 2018, weighted average shares used for calculating diluted earnings per common share excludes 217,990 “out-of-the-money” stock options, as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the periods presented. See Note 10 for further information on share-based compensation plans.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2018.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2018, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)

Summary
Various litigation claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s combined and consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $492 million and $388 million at December 31, 2018 and 2017, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion and $1.4 billion at December 31, 2018 and 2017, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $142 million, with a cumulative maximum of $148 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $2 million at both December 31, 2018 and 2017 for indemnities, guarantees and commitments.

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
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the years indicated:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Income	$(182)	$(606)	$(280)
Expense	$133	$378	$332
The following table summarizes assets and liabilities from transactions with MetLife (excluding broker-dealer transactions) at:

	December 31,
	2018	2017
	(In millions)
Assets	$—	$2,907
Liabilities	$—	$2,178
The material arrangements between the Company and MetLife are as follows:
Reinsurance Agreements
The Company has reinsurance agreements with certain of MetLife subsidiaries. See Note 5 for further discussion of the related party reinsurance agreements.
Financing Arrangements
Prior to the Separation, the Company had collateral financing arrangements with MetLife that were used to support reinsurance obligations arising under previously affiliated reinsurance agreements. See Note 9 for more information.
Investment Transactions
In the ordinary course of business, the Company had previously transferred invested assets, primarily consisting of fixed maturity securities, to and from former affiliates. See Note 6 for further discussion of the related party investment transactions.
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting, and information technology. The Company is charged for these services through a transition services agreement and the costs are allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred with MetLife prior to the MetLife Divestiture under these arrangements, that were considered related party expenses, were $186 million, $390 million and $868 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were recorded in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements (continued)
16. Related Party Transactions (continued)

Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing the Company’s existing and future registered annuity and life products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s registered annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company.
The following table summarizes income and expense from transactions with MetLife broker-dealers for the years indicated:

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Fee income	$—	$43	$216
Commission expense	$—	$129	$649
17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2018 and 2017 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2018
Total revenues	$1,815	$1,702	$1,422	$4,026
Total expenses	$1,928	$2,019	$1,790	$2,239
Net income (loss)	$(65)	$(238)	$(269)	$1,442
Less: Net Income (loss) attributable to noncontrolling interests	$2	$1	$2	$—
Net Income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(67)	$(239)	$(271)	$1,442
Basic earnings per common share (1)	$(0.56)	$(2.01)	$(2.26)	$12.18
Diluted earnings per common share (1)	$(0.56)	$(2.01)	$(2.26)	$12.14
2017
Total revenues	$965	$2,025	$1,972	$1,880
Total expenses	$1,555	$1,704	$2,096	$2,102
Net income (loss)	$(349)	$246	$(943)	$668
Less: Net Income (loss) attributable to noncontrolling interests	$—	$—	$—	$—
Net Income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(349)	$246	$(943)	$668
Basic earnings per common share (1)	$(2.91)	$2.05	$(7.87)	$5.57
Diluted earnings per common share (1)	$(2.91)	$2.05	$(7.87)	$5.57
__________________
(1) See Note 14 for additional information on the calculation of EPS.
18. Subsequent Events
Term Loan Facility
On February 1, 2019, BHF entered into a new term loan agreement with respect to a new $1.0 billion five-year unsecured term loan facility (the “2019 Term Loan Facility”). On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated the 2017 Term Loan Facility without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder to be used for general corporate purposes. Debt issuance costs incurred related to the 2019 Term Loan Facility were not significant.

Brighthouse Financial, Inc.
Notes to the Consolidated and Combined Financial Statements — (continued)
18. Subsequent Events (continued)

Farmer Mac Funding Agreements
On February 15, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. The funding agreement program has a term ending on December 1, 2023. Funding agreements are issued to Farmer Mac in exchange for cash. In connection with each funding agreement, Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize Brighthouse Life Insurance Company’s obligations under the funding agreements. Upon any event of default by Brighthouse Life Insurance Company, Farmer Mac’s recovery on the collateral is limited to the amount of Brighthouse Life Insurance Company’s liabilities to Farmer Mac. At February 26, 2019, there were no borrowings under this funding agreement program.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2018
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency securities	$7,944	$9,095	$9,095
State and political subdivision securities	3,200	3,597	3,597
Public utilities	2,642	2,763	2,763
Foreign government securities	1,426	1,496	1,496
All other corporate bonds	29,512	29,388	29,388
Total bonds	44,724	46,339	46,339
Mortgage-backed and asset-backed securities	15,855	15,921	15,921
Redeemable preferred stock	341	348	348
Total fixed maturity securities	60,920	62,608	62,608
Equity securities:
Non-redeemable preferred stock	132	124	124
Common stock:
Industrial, miscellaneous and all other	10	14	14
Public utilities	—	2	2
Total equity securities	142	140	140
Mortgage loans	13,694		13,694
Policy loans	1,421		1,421
Real estate joint ventures	451		451
Other limited partnership interests	1,840		1,840
Other invested assets	3,027		3,027
Total investments	$81,495		$83,181
______________

(1)
Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for real estate joint ventures and other limited partnership interests, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2018 and 2017
(In thousands, except share and per share data)

	2018	2017
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $235,480 and $238,948, respectively)	$232,130	$236,946
Investment in subsidiary	18,085,732	17,810,226
Total investments	18,317,862	18,047,172
Cash and cash equivalents	460,885	325,528
Accrued investment income	935	945
Premiums and other receivables	190,014	191,570
Current income tax recoverable	6,904	20,714
Deferred income tax receivable	5,093	—
Other assets	6,110	8,205
Total assets	$18,987,803	$18,594,134
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$4,231,906	$3,702,071
Payable to former affiliate	331,399	333,148
Deferred income tax liability	—	33,166
Other liabilities	6,117	10,083
Total liabilities	4,569,422	4,078,468
Stockholders’ Equity
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized, respectively; 120,448,018 and 119,773,106 shares issued, respectively; 117,532,336 and 119,773,106 shares outstanding, respectively	1,204	1,198
Additional paid-in capital	12,473,363	12,432,449
Retained earnings (deficit)	1,345,810	405,853
Treasury stock, at cost; 2,915,682 and 0 shares, respectively	(117,970)	—
Accumulated other comprehensive income (loss)	715,974	1,676,166
Total stockholders’ equity	14,418,381	14,515,666
Total liabilities and stockholders’ equity	$18,987,803	$18,594,134
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2018 and 2017 and
For the Period from August 1, 2016 (Date of Inception) to December 31, 2016
(In thousands)

	2018	2017	2016
Condensed Statements of Operations
Revenues
Equity in earnings (losses) of subsidiaries	$1,003,123	$(565,979)	$—
Net investment income	9,718	5,573	—
Other revenues	4,608	221,834	—
Net investment gains (losses)	64	(237)	—
Net derivative gains (losses)	—	1,729	—
Total revenues	1,017,513	(337,080)	—
Expenses
Credit facility fees	7,081	16,014	875
Other expenses	176,203	75,921	—
Total expenses	183,284	91,935	875
Income (loss) before provision for income tax	834,229	(429,015)	(875)
Provision for income tax expense (benefit)	(30,321)	(50,897)	(306)
Net income (loss) available to common shareholders	$864,550	$(378,118)	$(569)
Comprehensive income (loss)	$(15,739)	$33,000	$(569)
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2018 and 2017 and
For the Period from August 1, 2016 (Date of Inception) to December 31, 2016
(In thousands)

	2018	2017	2016
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$864,550	$(378,118)	$(569)
Equity in (earnings) losses of subsidiaries	(1,003,123)	565,979	—
Distribution from subsidiary	51,900	50,000	—
Other, net	8,144	(252,310)	569
Net cash provided by (used in) operating activities	(78,529)	(14,449)	—
Cash flows from investing activities
Sales of fixed maturity securities	3,484	509,814	—
Purchases of fixed maturity securities	—	(748,972)	—
Capital contributions to subsidiary	(208,000)	(1,300,000)	—
Net cash provided by (used in) investing activities	(204,516)	(1,539,158)	—
Cash flows from financing activities
Long-term and short-term debt issued	892,500	3,724,375	—
Long-term and short-term debt repaid	(350,964)	—	—
Debt issuance costs	(12,143)	(39,187)	—
Issuance of common stock	—	—	1
Treasury stock acquired in connection with share repurchases	(105,253)	—	—
Distribution to MetLife, Inc.	—	(1,798,000)	—
Credit facility fees	(5,738)	(8,054)	—
Net cash provided by (used in) financing activities	418,402	1,879,134	1
Change in cash, cash equivalents and restricted cash	135,357	325,527	1
Cash, cash equivalents and restricted cash, beginning of period	325,528	1	—
Cash, cash equivalents and restricted cash, end of period	$460,885	$325,528	$1

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$158,022	$67,135	$—
Income tax:
Cash received from MetLife, Inc. for income tax	$(6,902)	$(40)	$—
Income tax paid by Brighthouse Financial, Inc.	746	888	—
Net cash paid (received) for income tax	$(6,156)	$848	$—
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Notes to the Condensed Financial Information
(Parent Company Only)

1. Basis of Presentation
The condensed financial information of Brighthouse Financial, Inc. (the “Parent Company”) should be read in conjunction with the consolidated and combined financial statements of Brighthouse Financial, Inc. and its subsidiaries and the notes thereto (the “Consolidated and Combined Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for Brighthouse Financial, Inc. Investments in subsidiaries are accounted for using the equity method of accounting.
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
2. Investment in Subsidiary
Contribution of Brighthouse Holdings, LLC
On July 28, 2017, MetLife, Inc. contributed to BHF all of the common interests in BH Holdings in exchange for (i) the assumption by BHF of certain liabilities of MetLife, Inc. including, among other things, liabilities relating to the operation of BHF’s business (including from periods prior to the separation) and certain liabilities related to BHF’s employees, liabilities relating to BHF’s assets and outstanding contractual and non-contractual relationships with customers, vendors and others (including obligations under leases for BHF’s corporate headquarters in Charlotte, North Carolina, as well as certain other locations), and liabilities relating to certain historical operations of MetLife, Inc.; (ii) a cash distribution; (iii) the issuance of additional shares of BHF common stock; and (iv) the entry into certain other agreements between MetLife, Inc. and BHF.
During the years ended December 31, 2018 and 2017, BHF made cash capital contributions of $208 million and $1.3 billion, respectively, to BH Holdings.
During the years ended December 31, 2018 and 2017, BHF received cash distributions of $52 million and $50 million, respectively, from BH Holdings.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2018	2017
			(In millions)
Senior notes — unaffiliated (1)	3.70%	2027	$1,490	$1,489
Senior notes — unaffiliated (1)	4.70%	2047	1,478	1,477
Term loan — unaffiliated	LIBOR plus 1.5%	2019	600	600
Junior subordinated debentures — unaffiliated (1)	6.25%	2058	361	—
Total long-term debt			3,929	3,566
Short-term intercompany loans			303	136
Total long-term and short-term debt			$4,232	$3,702
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $46 million and $34 million at December 31, 2018 and 2017, respectively, for the senior notes due 2027 and 2047 and junior subordinated debentures due 2058 on a combined basis.

The aggregate maturities of long-term and short-term debt at December 31, 2018 were $903 million in 2019, $0 in each of 2020, 2021, 2022 and 2023 and $3.4 billion thereafter.

Brighthouse Financial, Inc.
Schedule II
Notes to the Condensed Financial Information (continued)
(Parent Company Only)

Interest expense related to long-term and short-term debt of $157 million and $75 million for the years ended December 31, 2018 and 2017, respectively, is included in other expenses.
Senior Notes and Junior Subordinated Debentures
See Note 9 of the Notes to the Consolidated and Combined Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.
Credit Facilities
See Note 9 of the Notes to the Consolidated and Combined Financial Statements for information regarding BHF’s credit facilities, including the unaffiliated term loan.
Short-term Intercompany Loans
On October 23, 2017, BHF, as borrower, entered into a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a consolidated basis. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly.
During the years ended December 31, 2018 and 2017, BHF borrowed $478 million and $136 million, respectively, from certain of its non-insurance subsidiaries and repaid $311 million of such borrowings during the year ended December 31, 2018. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2018 and 2017 was 1.80% and 0.73%, respectively.
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. For each insurance subsidiary, the borrowing and lending limit is 3% of the respective insurance subsidiary’s statutory admitted assets as of the previous year end. For BHF and each non-insurance subsidiary, the borrowing and lending limit is based on a formula tied to the statutory admitted assets of the respective non-insurance subsidiaries. In the second quarter of 2018, BHF borrowed $40 million from NELICO under this liquidity facility and repaid such borrowing in the third quarter of 2018.
4. Related Party Transactions
On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock. As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture. See Note 1 of the Notes to the Consolidated and Combined Financial Statements for more information.
See Notes 12 and 13 of the Notes to the Consolidated and Combined Financial Statements for information regarding related party transactions.
5. Subsequent Events
On January 14, 2019, BHF repaid $195 million of short-term intercompany loans due to BH Holdings and, immediately following, received a cash distribution of $195 million from BH Holdings.

Brighthouse Financial, Inc.
Schedule III
Consolidated and Combined Supplementary Insurance Information
December 31, 2018 and 2017
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2018
Annuities	$4,550	$8,814	$28,619	$—	$91
Life	1,051	5,546	3,239	14	277
Run-off	5	17,253	8,195	—	107
Corporate & Other	111	7,596	1	6	—
Total	$5,717	$39,209	$40,054	$20	$475
2017
Annuities	$5,047	$8,347	$25,934	$—	$96
Life	1,106	5,200	3,342	14	278
Run-off	5	18,521	8,506	—	95
Corporate & Other	128	7,533	1	5	—
Total	$6,286	$39,601	$37,783	$19	$469
______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated and Combined Supplementary Insurance Information (continued)
December 31, 2018, 2017 and 2016
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2018
Annuities	$2,947	$1,522	$1,597	$944	$1,629
Life	927	447	768	90	241
Run-off	776	1,312	1,922	—	202
Corporate & Other	85	57	64	16	503
Total	$4,735	$3,338	$4,351	$1,050	$2,575
2017
Annuities	$3,000	$1,252	$2,130	$(23)	$1,565
Life	951	327	820	223	265
Run-off	714	1,358	1,735	7	279
Corporate & Other	96	141	62	20	374
Total	$4,761	$3,078	$4,747	$227	$2,483
2016
Annuities	$3,259	$1,329	$2,347	$(896)	$1,248
Life	739	350	681	282	273
Run-off	878	1,341	1,953	961	437
Corporate & Other	128	187	87	24	326
Total	$5,004	$3,207	$5,068	$371	$2,284
______________

(1)	See Note 2 of the Notes to the Consolidated and Combined Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated and Combined Reinsurance
December 31, 2018, 2017 and 2016
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2018
Life insurance in-force	$597,694	$191,083	$7,458	$414,069	1.8%
Insurance premium
Life insurance (1)	$1,468	$580	$11	$899	1.2%
Accident & health insurance	231	230	—	1	—%
Total insurance premium	$1,699	$810	$11	$900	1.2%
2017
Life insurance in-force	$629,367	$206,304	$6,879	$429,942	1.6%
Insurance premium
Life insurance (1)	$1,557	$711	$11	$857	1.3%
Accident & health insurance	238	232	—	6	—%
Total insurance premium	$1,795	$943	$11	$863	1.3%
2016
Life insurance in-force	$653,270	$465,841	$7,006	$194,435	3.6%
Insurance premium
Life insurance (1)	$2,067	$929	$76	$1,214	6.3%
Accident & health insurance	229	224	3	8	37.5%
Total insurance premium	$2,296	$1,153	$79	$1,222	6.5%
______________

(1)	Includes annuities with life contingencies.
For the year ended December 31, 2018, there was no ceded and assumed related party life insurance in-force. For the year ended December 31, 2018, reinsurance ceded and assumed included related party transactions for life insurance premiums of $201 million and $6 million, respectively. For the year ended December 31, 2017, reinsurance ceded and assumed included related party transactions for life insurance in-force of $17.1 billion and $6.9 billion, respectively, and life insurance premiums of $537 million and $11 million, respectively. For the year ended December 31, 2016, reinsurance ceded and assumed included related party transactions for life insurance in-force of $266.4 billion and $7.0 billion, respectively, and life insurance premiums of $766 million and $34 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. In the fourth quarter of 2018, certain investment accounting and actuarial systems and processes were established independent of MetLife. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Brighthouse Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
Attestation Report of the Company’s Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued their attestation report on management’s internal control over financial reporting which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated and Combined Financial Statements, Notes and Schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2019 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2019 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2019 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships and Related Person Transactions
The information required by this Item will be set forth in the 2019 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the 2019 Proxy Statement, which information is hereby incorporated by reference.

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

4.2
Form of 3.700% Senior Note due 2027 and 4.700% Senior Note due 2047, is incorporated by reference to Exhibit B to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form 10, filed on June 23, 2017 (File No. 001-37905).

4.3
Junior Subordinated Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 12, 2018 (File No. 001-37905) (the “September 12, 2018 8-K”).

4.3.1
First Supplemental Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to the September 12, 2018 8-K.

4.4	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.3.1).
10.1
Transition Services Agreement, dated as of January 1, 2017, between MetLife Services and Solutions, LLC and Brighthouse Services, LLC and for purposes of Article VIII only, MetLife, Inc. and Brighthouse Financial, Inc., is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 9, 2017 (File No. 001-37905).

10.2
Investment Management Agreement, dated as of February 5, 2019, between Brighthouse Services, LLC and MetLife Investment Advisors, LLC is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 8, 2019 (File No. 001-37905).

10.3
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

10.7
Term Loan Agreement, dated as of February 1, 2019, among Brighthouse Financial, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2019 (File No. 001-37905).

10.8#	Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on August 15, 2017 (File No. 001-37905).
10.8.1#
Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on August 15, 2017 (File No. 001-37905).

10.8.2#
Amendment Number Two to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K, filed on March 16, 2018 (File No. 001-37905).

10.9#*	Amended and Restated Brighthouse Services, LLC Short-Term Incentive Plan.
10.10#
Brighthouse Services, LLC Voluntary Deferred Compensation Plan, effective January 1, 2018, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017 (File No. 001-37905).

10.10.1#
Amendment Number One to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K, filed on March 16, 2018 (File No. 001-37905).

10.10.2#*	Amendment Number Two to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan.
10.11#*	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 16, 2018 (the “Employee Plan”).
10.12#*	Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”).
10.13#
Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan, as restated, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 24, 2018 (File No. 001-37905)(the “May 24, 2018 8-K”).

10.14#	Form of Performance Share Unit Agreement (Employee Plan), for awards granted before February 13, 2019, is incorporated by reference to Exhibit 10.4 to the May 24, 2018 8-K.
10.15#*	Form of Performance Share Unit Agreement (Employee Plan), for awards granted on or after February 13, 2019.
10.16#	Form of Restricted Stock Unit Agreement (Employee Plan), for awards with ratable vesting granted before February 13, 2019, is incorporated by reference to Exhibit 10.5 to the May 24, 2018 8-K.
10.17#*	Form of Restricted Stock Unit Agreement (Employee Plan), for awards with ratable vesting granted on or after February 13, 2019.
10.18#*	Form of Restricted Stock Unit Agreement (Employee Plan), for awards with cliff vesting.
10.19#	Form of Non-Qualified Stock Option Agreement (Employee Plan), for awards granted before February 13, 2019, is incorporated by reference to Exhibit 10.6 to the May 24, 2018 8-K.
10.20#*	Form of Non-Qualified Stock Option Agreement (Employee Plan), for awards with ratable vesting granted on or after February 13, 2019.
10.21#*	Award Agreement Supplement (Employee Plan), as amended, for awards with ratable vesting granted before February 13, 2019.
10.22#*	Award Agreement Supplement (Employee Plan), for awards with ratable vesting granted on or after February 13, 2019.
10.23#*	Award Agreement Supplement (Employee Plan), for awards with cliff vesting.
10.24#	Form of Restricted Stock Unit Agreement (Founders’ Grants under the Employee and Director Plans) is incorporated by reference to Exhibit 10.8 to the May 24, 2018 8-K.
10.25#	Award Agreement Supplement (Founders’ Grants under the Employee and Director Plans) is incorporated by reference to Exhibit 10.9 to the May 24, 2018 8-K.
10.26#	Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan) is incorporated by reference to Exhibit 10.10 to the May 24, 2018 8-K.
10.27#	Non-Management Director Award Agreement Supplement (Director Plan) is incorporated by reference to Exhibit 10.11 to the May 24, 2018 8-K.
10.28#	Brighthouse Financial Relocation Policy is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 6, 2018 (File No. 001-37905).
10.29#	Brighthouse Services, LLC Executive Severance Pay Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2018 (File No. 001-37905).

10.30#	Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018 (File No. 001-37905).
10.31#
Letter Agreement, entered into June 8, 2018, by and between Peter Carlson and Brighthouse Services, LLC is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 8, 2018 (File No. 001-37905).

21.1*	List of Subsidiaries as of December 31, 2018.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith
# Denotes management contracts or compensation plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By		/s/ Anant Bhalla
	Name:	Anant Bhalla
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019
Eric T. Steigerwalt
/s/ Anant Bhalla	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Anant Bhalla
/s/ Lynn A. Dumais	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Lynn A. Dumais
/s/ Irene Chang Britt	Director	February 26, 2019
Irene Chang Britt
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 26, 2019
C. Edward Chaplin
/s/ Eileen A. Mallesch	Director	February 26, 2019
Eileen A. Mallesch
/s/ Margaret M. McCarthy	Director	February 26, 2019
Margaret M. McCarthy
/s/ Diane E. Offereins	Director	February 26, 2019
Diane E. Offereins
/s/ Patrick J. Shouvlin	Director	February 26, 2019
Patrick J. Shouvlin
/s/ William F. Wallace	Director	February 26, 2019
William F. Wallace
/s/ Paul M. Wetzel	Director	February 26, 2019
Paul M. Wetzel