Form 10-Q
period 2019-03-31
Brighthouse Financial, Inc.
filed 2019-05-07
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHF	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.600% Non-Cumulative Preferred Stock, Series A	BHFAP	The Nasdaq Stock Market LLC
6.250% Junior Subordinated Debentures due 2058	BHFAL	The Nasdaq Stock Market LLC
As of May 3, 2019, 115,809,697 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2019 (Unaudited) and December 31, 2018 and for the Three Months Ended March 31, 2019 and 2018 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	21
	Note 6 — Fair Value	31
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	41
	Note 10 — Earnings Per Common Share	42
	Note 11 — Contingencies, Commitments and Guarantees	43
	Note 12 — Related Party Transactions	45
	Note 13 — Subsequent Events	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	84
Item 4.	Controls and Procedures	84

Part II — Other Information
Item 1.	Legal Proceedings	85
Item 1A.	Risk Factors	85
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 5.	Other Information	86
Item 6.	Exhibits	88

Signatures		90

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $61,101 and $60,920, respectively)	$64,847	$62,608
Equity securities, at estimated fair value	150	140
Mortgage loans (net of valuation allowances of $60 and $57, respectively)	14,504	13,694
Policy loans	1,385	1,421
Real estate limited partnerships and limited liability companies	453	451
Other limited partnership interests	1,800	1,840
Short-term investments, principally at estimated fair value	799	—
Other invested assets, principally at estimated fair value	2,302	3,027
Total investments	86,240	83,181
Cash and cash equivalents	3,864	4,145
Accrued investment income	791	724
Premiums, reinsurance and other receivables	14,026	13,697
Deferred policy acquisition costs and value of business acquired	5,680	5,717
Current income tax recoverable	—	1
Other assets	618	573
Separate account assets	105,211	98,256
Total assets	$216,430	$206,294
Liabilities and Equity
Liabilities
Future policy benefits	$37,157	$36,209
Policyholder account balances	41,177	40,054
Other policy-related balances	3,005	3,000
Payables for collateral under securities loaned and other transactions	3,990	5,057
Long-term debt	4,364	3,963
Current income tax payable	19	15
Deferred income tax liability	1,005	972
Other liabilities	5,438	4,285
Separate account liabilities	105,211	98,256
Total liabilities	201,366	191,811
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $425 aggregate liquidation preference at March 31, 2019	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,552,514 and 120,448,018 shares issued, respectively; 116,182,687 and 117,532,336 shares outstanding, respectively	1	1
Additional paid-in capital	12,889	12,473
Retained earnings (deficit)	609	1,346
Treasury stock, at cost; 4,369,827 and 2,915,682 shares, respectively	(170)	(118)
Accumulated other comprehensive income (loss)	1,670	716
Total Brighthouse Financial, Inc.’s stockholders’ equity	14,999	14,418
Noncontrolling interests	65	65
Total equity	15,064	14,483
Total liabilities and equity	$216,430	$206,294
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Premiums	$227	$229
Universal life and investment-type product policy fees	875	1,002
Net investment income	811	817
Other revenues	92	105
Net investment gains (losses)	(11)	(4)
Net derivative gains (losses)	(1,303)	(334)
Total revenues	691	1,815
Expenses
Policyholder benefits and claims	772	738
Interest credited to policyholder account balances	258	267
Amortization of deferred policy acquisition costs and value of business acquired	22	305
Other expenses	592	618
Total expenses	1,644	1,928
Income (loss) before provision for income tax	(953)	(113)
Provision for income tax expense (benefit)	(218)	(48)
Net income (loss)	(735)	(65)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(737)	$(67)
Comprehensive income (loss)	$219	$(925)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$217	$(927)
Earnings per common share:
Basic	$(6.31)	$(0.56)
Diluted	$(6.31)	$(0.56)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(52)		(52)		(52)
Share-based compensation			4				4		4
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(737)			(737)	2	(735)
Other comprehensive income (loss), net of income tax						954	954		954
Balance at March 31, 2019	$—	$1	$12,889	$609	$(170)	$1,670	$14,999	$65	$15,064

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$—	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle and other, net of income tax				75		(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	—	1,597	14,511	65	14,576
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(67)			(67)	2	(65)
Other comprehensive income (loss), net of income tax						(860)	(860)		(860)
Balance at March 31, 2018	$—	$1	$12,432	$414	$—	$737	$13,584	$65	$13,649
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$376	$291
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,100	4,057
Equity securities	6	6
Mortgage loans	263	169
Real estate limited partnerships and limited liability companies	1	74
Other limited partnership interests	76	42
Purchases of:
Fixed maturity securities	(3,830)	(3,804)
Equity securities	—	(1)
Mortgage loans	(1,076)	(739)
Real estate limited partnerships and limited liability companies	(4)	(15)
Other limited partnership interests	(106)	(38)
Cash received in connection with freestanding derivatives	316	712
Cash paid in connection with freestanding derivatives	(310)	(1,414)
Net change in policy loans	36	7
Net change in short-term investments	(799)	19
Net change in other invested assets	55	22
Net cash provided by (used in) investing activities	(1,272)	(903)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,858	1,516
Withdrawals	(911)	(772)
Net change in payables for collateral under securities loaned and other transactions	(1,067)	75
Long-term debt issued	1,000	—
Long-term debt repaid	(600)	(3)
Preferred stock issued, net of issuance costs	412	—
Treasury stock acquired in connection with share repurchases	(52)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(11)	(157)
Other, net	(14)	(16)
Net cash provided by (used in) financing activities	615	643
Change in cash, cash equivalents and restricted cash	(281)	31
Cash, cash equivalents and restricted cash, beginning of period	4,145	1,857
Cash, cash equivalents and restricted cash, end of period	$3,864	$1,888
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$12	$8
Income tax	$(1)	$—
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Financial” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries (formerly, MetLife U.S. Retail Separation Business). Brighthouse Financial, Inc. (“BHF”) is a holding company formed to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment. BHF was incorporated in Delaware on August 1, 2016 in preparation for MetLife, Inc.’s separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment (the “Separation”), which was completed on August 4, 2017.
In connection with the Separation, 80.8% of MetLife, Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture.
Brighthouse Financial is one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Financial, as well as partnerships and limited liability companies (“LLCs”) in which the Company has control. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting for investments in limited partnerships and LLCs when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. When the Company has virtually no influence over the investee’s operations, the investment is carried at fair value.
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2019 presentation as may be discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2018 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements of the Company included in the 2018 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during the first quarter of 2019 which had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of March 31, 2019 are summarized in the table below.

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
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than- temporary impairment (“OTTI”) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•
Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2019 and 2018 and at March 31, 2019 and December 31, 2018. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.

	Operating Results
Three Months Ended March 31, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$361	$31	$(46)	$(72)	$274
Provision for income tax expense (benefit)	66	6	(10)	(22)	40
Post-tax adjusted earnings	295	25	(36)	(50)	234
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Adjusted earnings	$295	$25	$(36)	$(52)	232
Adjustments for:
Net investment gains (losses)					(11)
Net derivative gains (losses)					(1,303)
Other adjustments to net income					87
Provision for income tax (expense) benefit					258
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(737)

Interest revenue	$421	$97	$276	$17
Interest expense	$—	$—	$—	$47

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended March 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$272	$81	$63	$(86)	$330
Provision for income tax expense (benefit)	46	15	13	(29)	45
Post-tax adjusted earnings	226	66	50	(57)	285
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Adjusted earnings	$226	$66	$50	$(59)	283
Adjustments for:
Net investment gains (losses)					(4)
Net derivative gains (losses)					(334)
Other adjustments to net income					(105)
Provision for income tax (expense) benefit					93
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(67)

Interest revenue	$363	$108	$343	$11
Interest expense	$—	$—	$—	$37
The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Annuities	$1,117	$1,147
Life	303	369
Run-off	476	548
Corporate & Other	43	34
Adjustments	(1,248)	(283)
Total	$691	$1,815
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2019	December 31, 2018
	(In millions)
Annuities	$149,900	$141,489
Life	20,546	20,449
Run-off	33,218	32,393
Corporate & Other	12,766	11,963
Total	$216,430	$206,294

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and certain portions of GMIBs that do not require the policyholder to annuitize are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$103,148		$59,507		$96,865		$55,967
Separate account value	$98,148		$58,291		$91,837		$54,731
Net amount at risk	$7,643	(4)	$3,301	(5)	$11,073	(4)	$4,128	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	March 31, 2019	December 31, 2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,056	$6,099
Net amount at risk (6)	$72,642	$73,131
Average attained age of policyholders	65 years	65 years

Variable Life Contracts
Total account value (3)	$3,343	$3,230
Net amount at risk (6)	$22,522	$23,004
Average attained age of policyholders	50 years	50 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

4. Investments
See Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	March 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$24,716	$1,373	$233	$—	$25,856	$24,312	$830	$669	$—	$24,473
U.S. government and agency	6,640	1,477	29	—	8,088	7,944	1,263	112	—	9,095
RMBS	8,648	297	65	(3)	8,883	8,428	246	129	(2)	8,547
Foreign corporate	8,908	322	157		9,073	8,183	159	316	—	8,026
CMBS	5,330	130	33	—	5,427	5,292	43	88	(1)	5,248
State and political subdivision	3,289	525	3		3,811	3,200	412	15	—	3,597
ABS	2,075	15	12	—	2,078	2,135	13	22	—	2,126
Foreign government	1,495	146	10	—	1,631	1,426	102	32	—	1,496
Total fixed maturity securities	$61,101	$4,285	$542	$(3)	$64,847	$60,920	$3,068	$1,383	$(3)	$62,608
__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (loss) (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities.

(2)
Redeemable preferred stock is reported within U.S. corporate and foreign corporate fixed maturity securities. Included within fixed maturity securities are structured securities including residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

The Company held non-income producing fixed maturity securities with an estimated fair value of $28 million and less than $1 million with unrealized gains (losses) of ($5) million and less than $1 million at March 31, 2019 and December 31, 2018, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,577	$7,692	$12,155	$23,624	$16,053	$61,101
Estimated fair value	$1,584	$7,818	$12,411	$26,646	$16,388	$64,847
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

	March 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,664	$85	$3,774	$148	$10,584	$470	$2,328	$199
U.S. government and agency	243	1	852	28	412	8	1,543	104
RMBS	796	5	2,665	57	1,627	26	2,611	101
Foreign corporate	1,610	67	1,164	90	3,982	203	774	113
CMBS	323	16	1,043	17	2,317	53	803	34
State and political subdivision	31	1	129	2	346	7	158	8
ABS	874	10	161	2	1,422	21	70	1
Foreign government	275	9	30	1	521	26	132	6
Total fixed maturity securities	$6,816	$194	$9,818	$345	$21,211	$814	$8,419	$566
Total number of securities in an unrealized loss position	1,188		1,252		3,027		1,028

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
For securities in an unrealized loss position, an OTTI is recognized in earnings when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the OTTI recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an OTTI in earnings (“credit loss”). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of OTTI related to other-than-credit factors (“noncredit loss”) is recorded in other comprehensive income (“OCI”).
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at March 31, 2019.
Gross unrealized losses on fixed maturity securities decreased $841 million during the three months ended March 31, 2019 to $539 million. The decrease in gross unrealized losses for the three months ended March 31, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At March 31, 2019, $17 million of the total $539 million of gross unrealized losses were from eight fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$8,748	60.3%	$8,529	62.3%
Agricultural	3,155	21.8	2,946	21.5
Residential	2,661	18.3	2,276	16.6
Subtotal (1)	14,564	100.4	13,751	100.4
Valuation allowances (2)	(60)	(0.4)	(57)	(0.4)
Total mortgage loans, net	$14,504	100.0%	$13,694	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $477 million and $86 million for the three months ended March 31, 2019 and 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
March 31, 2019
Loan-to-value ratios:
Less than 65%	$7,676	$89	$34	$7,799	89.2%	$7,987	89.2%
65% to 75%	800	—	—	800	9.1	819	9.1
76% to 80%	140	—	9	149	1.7	146	1.7
Total	$8,616	$89	$43	$8,748	100.0%	$8,952	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,470	$89	$34	$7,593	89.0%	$7,668	89.0%
65% to 75%	762	—	24	786	9.2	798	9.3
76% to 80%	141	—	9	150	1.8	145	1.7
Total	$8,373	$89	$67	$8,529	100.0%	$8,611	100.0%
Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,827	89.6%	$2,623	89.0%
65% to 75%	327	10.3	322	10.9
76% to 80%	1	0.1	1	0.1
Total	$3,155	100.0%	$2,946	100.0%
The estimated fair value of agricultural mortgage loans was $3.2 billion and $2.9 billion at March 31, 2019 and December 31, 2018, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	March 31, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,622	98.5%	$2,240	98.4%
Nonperforming	39	1.5	36	1.6
Total	$2,661	100.0%	$2,276	100.0%

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The estimated fair value of residential mortgage loans was $2.7 billion and $2.3 billion at March 31, 2019 and December 31, 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due and no commercial mortgage loans in nonaccrual status at either March 31, 2019 or December 31, 2018. Agricultural mortgage loans past due totaled $7 million and less than $1 million at March 31, 2019 and December 31, 2018, respectively. The Company had no agricultural mortgage loans in nonaccrual status at either March 31, 2019 or December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $39 million and $36 million at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company did not have mortgage loans modified in a troubled debt restructuring. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2018.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 90% of other invested assets. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.1 billion and $3.1 billion at March 31, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2019	December 31, 2018
	(In millions)
Fixed maturity securities	$3,749	$1,691
Derivatives	204	264
Other	(12)	(13)
Subtotal	3,941	1,942
Amounts allocated from:
Future policy benefits	(1,564)	(886)
DAC, VOBA and DSI	(200)	(90)
Subtotal	(1,764)	(976)
Deferred income tax benefit (expense)	(457)	(203)
Net unrealized investment gains (losses)	$1,720	$763

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2019
(In millions)
Balance, December 31, 2018	$763
Unrealized investment gains (losses) during the period	1,999
Unrealized investment gains (losses) relating to:
Future policy benefits	(678)
DAC, VOBA and DSI	(110)
Deferred income tax benefit (expense)	(254)
Balance, March 31, 2019	$1,720
Change in net unrealized investment gains (losses)	$957
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2019 and December 31, 2018.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2019	December 31, 2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,568	$3,056
Estimated fair value	$3,360	$3,628
Cash collateral received from counterparties (2)	$3,407	$3,646
Security collateral received from counterparties (3)	$36	$55
Reinvestment portfolio — estimated fair value	$3,426	$3,658
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,567	$940	$900	$3,407	$1,474	$1,823	$349	$3,646
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2019 was $1.5 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 53% invested in agency RMBS, cash and cash equivalents, U.S. government and agency securities, and short-term investments at March 31, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	March 31, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,592	$8,176
Invested assets held in trust (reinsurance agreements) (2)	3,788	3,455
Invested assets pledged as collateral (3)	3,501	3,341
Total invested assets on deposit, held in trust and pledged as collateral	$15,881	$14,972
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $101 million and $55 million of the assets on deposit balance represents restricted cash at March 31, 2019 and December 31, 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $58 million and $87 million of the assets held in trust balance represents restricted cash at March 31, 2019 and December 31, 2018, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report) and derivative transactions (see Note 5).

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at March 31, 2019 or December 31, 2018.
The Company’s investments in unconsolidated VIEs are described below.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include real estate limited partnerships/LLCs, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 11.

	March 31, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,317	$13,003	$13,099	$13,099
Limited partnerships and LLCs	1,722	2,887	1,756	3,145
Total	$15,039	$15,890	$14,855	$16,244
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$653	$628
Equity securities	3	2
Mortgage loans	159	120
Policy loans	16	16
Real estate limited partnerships and limited liability companies	8	14
Other limited partnership interests	—	65
Cash, cash equivalents and short-term investments	14	6
Other	13	9
Subtotal	866	860
Less: Investment expenses	55	43
Net investment income	$811	$817

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fixed maturity securities	$(15)	$(39)
Equity securities	10	(1)
Mortgage loans	(4)	(4)
Real estate limited partnerships and limited liability companies	(1)	42
Other limited partnership interests	(2)	—
Other	1	(2)
Total net investment gains (losses)	$(11)	$(4)
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Proceeds	$3,279	$2,861
Gross investment gains	$67	$3
Gross investment losses	(82)	(42)
Net investment gains (losses)	$(15)	$(39)
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of limited partnerships and LLCs which are presented in net investment income.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge. In its hedge documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship.
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
Embedded Derivatives
The Company sells variable and index-linked annuities and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated and measured at fair value, separately from the host contract. The Company bifurcates embedded derivatives when a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument, the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract and the underlying contract is not already measured at estimated fair value with changes recorded in earnings.
See “— Variable Annuity Guarantees”, “— Index-Linked Annuities” and “— Reinsurance” in Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

To a lesser extent, the Company enters into purchased credit default swaps to hedge against credit-related changes in the value of its investments. In a credit default swap transaction, the Company agrees with another party to pay, at specified intervals, a premium to hedge credit risk. If a credit event occurs, as defined by the contract, the contract may be cash settled or it may be settled gross by the delivery of par quantities of the referenced investment equal to the specified swap notional amount in exchange for the payment of cash amounts by the counterparty equal to the par value of the investment surrendered. Credit events vary by type of issuer but typically include bankruptcy, failure to pay debt obligations, repudiation, moratorium, involuntary restructuring or governmental intervention. In each case, payout on a credit default swap is triggered only after the Credit Derivatives Determinations Committee of the International Swaps and Derivatives Association, Inc. (“ISDA”) deems that a credit event has occurred. The Company utilizes credit default swaps in nonqualifying hedging relationships.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$2,563	$179	$37	$2,524	$211	$30
Total qualifying hedges		2,563	179	37	2,524	211	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	10,397	651	457	10,747	528	558
Interest rate caps	Interest rate	3,350	10	—	3,350	21	—
Interest rate futures	Interest rate	54	—	—	54	—	—
Interest rate options	Interest rate	23,668	255	73	17,168	168	61
Foreign currency swaps	Foreign currency exchange rate	1,128	91	17	1,409	101	18
Foreign currency forwards	Foreign currency exchange rate	124	—	—	125	—	—
Credit default swaps — purchased	Credit	67	—	—	98	3	—
Credit default swaps — written	Credit	1,855	25	—	1,820	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	42,813	771	1,541	45,815	1,372	1,207
Equity variance swaps	Equity market	5,574	91	242	5,574	80	232
Equity total return swaps	Equity market	4,550	—	219	3,920	280	3
Total non-designated or nonqualifying derivatives		93,580	1,894	2,549	90,249	2,567	2,082
Total		$96,143	$2,073	$2,586	$92,773	$2,778	$2,112
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Net Derivative Gains (Losses) Recognized for Derivatives (1), (6)	Net Derivative Gains (Losses) Recognized for Hedged Items (2), (6)	Net Investment Income (1), (3), (7)	Policyholder Benefits and Claims (4)	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended March 31, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges (5):
Interest rate derivatives	$22	$—	$1	$—	$—
Foreign currency exchange rate derivatives	3	—	8	—	(34)
Total cash flow hedges	25	—	9	—	(34)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	332	—	—	—	—
Foreign currency exchange rate derivatives	(8)	—	—	—	—
Credit derivatives	18	—	—	—	—
Equity derivatives	(1,446)	—	—	—	—
Embedded derivatives	(224)	—	—	—	—
Total non-qualifying hedges	(1,328)	—	—	—	—
Total	$(1,303)	$—	$9	$—	$(34)
Three Months Ended March 31, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges (5):
Interest rate derivatives	$(8)	$7	$1	$—	$—
Total fair value hedges	(8)	7	1	—	—
Cash flow hedges (5):
Interest rate derivatives	7	—	1	—	(2)
Foreign currency exchange rate derivatives	—	—	4	—	(74)
Total cash flow hedges	7	—	5	—	(76)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(773)	—	—	—	—
Foreign currency exchange rate derivatives	(37)	2	—	—	—
Credit derivatives	(4)	—	—	—	—
Equity derivatives	(34)	—	—	—	—
Embedded derivatives	506	—	—	(1)	—
Total non-qualifying hedges	(342)	2	—	(1)	—
Total	$(343)	$9	$6	$(1)	$(76)
______________

(1)	Includes gains (losses) reclassified from AOCI primarily for terminated cash flow hedges.

(2)	Includes foreign currency transaction gains (losses) on hedged items in cash flow and nonqualifying hedging relationships.

(3)	Includes changes in estimated fair value related to economic hedges of limited partnerships and LLCs.

(4)	Changes in estimated fair value related to economic hedges of variable annuity guarantees included in future policy benefits.

(5)	All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(6)	Total net derivative gains (losses) were ($1.3) billion and ($334) million for the three months ended March 31, 2019 and 2018, respectively.

(7)	Total net investment income was $811 million and $817 million for the three months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $204 million and $264 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$18	$1,376	3.3	$8	$689	2.0
Baa	7	479	4.9	3	1,131	5.0
Total	$25	$1,855	3.8	$11	$1,820	3.9
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2019		December 31, 2018
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$2,095	$2,563	$2,813	$2,102
OTC-cleared and Exchange-traded (1), (6)	17	—	20	2
Total gross estimated fair value of derivatives (1)	2,112	2,563	2,833	2,104
Estimated fair value of derivatives presented on the consolidated balance sheets (1), (6)	2,112	2,563	2,833	2,104
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(1,398)	(1,398)	(1,669)	(1,669)
OTC-cleared and Exchange-traded	—	—	(2)	(2)
Cash collateral: (3), (4)
OTC-bilateral	(496)	—	(1,047)	—
OTC-cleared and Exchange-traded	(17)	—	(15)	—
Securities collateral: (5)
OTC-bilateral	(179)	(1,156)	(86)	(433)
Net amount after application of master netting agreements and collateral	$22	$9	$14	$—
__________________

(1)
At March 31, 2019 and December 31, 2018, derivative assets included income or (expense) accruals reported in accrued investment income or in other liabilities of $39 million and $55 million, respectively, and derivative liabilities included (income) or expense accruals reported in accrued investment income or in other liabilities of ($23) million and ($8) million, respectively.

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

(4)
The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2019 and December 31, 2018, the Company received excess cash collateral of $70 million and $349 million, respectively, and provided excess cash collateral of $15 million and $64 million, respectively, which is not included in the table above due to the foregoing limitation.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(5)
Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2019, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2019 and December 31, 2018, the Company received excess securities collateral with an estimated fair value of $96 million and $59 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2019 and December 31, 2018, the Company provided excess securities collateral with an estimated fair value of $288 million and $364 million, respectively, for its OTC-bilateral derivatives, and $99 million and $81 million, respectively, for its OTC-cleared derivatives, and $8 million and $14 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.

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

	March 31, 2019	December 31, 2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,165	$433
Estimated Fair Value of Collateral Provided:
Fixed maturity securities	$1,444	$797
__________________

(1)	After taking into consideration the existence of netting agreements.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(In millions)
Embedded derivatives within asset host contracts:
Ceded guaranteed minimum income benefits	Premiums, reinsurance and other receivables	$219	$228

Embedded derivatives within liability host contracts:
Direct guaranteed minimum benefits	Policyholder account balances	$1,260	$1,642
Direct index-linked annuities	Policyholder account balances	1,249	488
Assumed index-linked annuities	Policyholder account balances	146	96
Embedded derivatives within liability host contracts		$2,655	$2,226
The following table presents changes in estimated fair value related to embedded derivatives:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net derivative gains (losses) (1)	$(224)	$506
Policyholder benefits and claims	$—	$(1)
__________________

(1)
The valuation of direct guaranteed minimum benefits includes a nonperformance risk adjustment. The amounts included in net derivative gains (losses) in connection with this adjustment were ($163) million and ($15) million for the three months ended March 31, 2019 and 2018, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

6. Fair Value
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	March 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$25,562	$294	$25,856
U.S. government and agency	2,075	6,013	—	8,088
RMBS	—	8,864	19	8,883
Foreign corporate	—	8,670	403	9,073
CMBS	—	5,299	128	5,427
State and political subdivision	—	3,737	74	3,811
ABS	—	1,997	81	2,078
Foreign government	—	1,631	—	1,631
Total fixed maturity securities	2,075	61,773	999	64,847
Equity securities	14	132	4	150
Short term investments	557	242	—	799
Derivative assets: (1)
Interest rate	—	916	—	916
Foreign currency exchange rate	—	264	6	270
Credit	—	18	7	25
Equity market	—	762	100	862
Total derivative assets	—	1,960	113	2,073
Embedded derivatives within asset host contracts (2)	—	—	219	219
Separate account assets	262	104,949	—	105,211
Total assets	$2,908	$169,056	$1,335	$173,299
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$530	$—	$530
Foreign currency exchange rate	—	52	2	54
Credit	—	—	—	—
Equity market	—	1,755	247	2,002
Total derivative liabilities	—	2,337	249	2,586
Embedded derivatives within liability host contracts (2)	—	—	2,655	2,655
Total liabilities	$—	$2,337	$2,904	$5,241

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$24,150	$323	$24,473
U.S. government and agency	2,722	6,373	—	9,095
RMBS	—	8,541	6	8,547
Foreign corporate	—	7,617	409	8,026
CMBS	—	5,120	128	5,248
State and political subdivision	—	3,523	74	3,597
ABS	—	2,087	39	2,126
Foreign government	—	1,496	—	1,496
Total fixed maturity securities	2,722	58,907	979	62,608
Equity securities	13	124	3	140
Derivative assets: (1)
Interest rate	—	717	—	717
Foreign currency exchange rate	—	301	11	312
Credit	—	10	7	17
Equity market	—	1,634	98	1,732
Total derivative assets	—	2,662	116	2,778
Embedded derivatives within asset host contracts (2)	—	—	228	228
Separate account assets	217	98,038	1	98,256
Total assets	$2,952	$159,731	$1,327	$164,010
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$619	$—	$619
Foreign currency exchange rate	—	48	—	48
Credit	—	2	1	3
Equity market	—	1,205	237	1,442
Total derivative liabilities	—	1,874	238	2,112
Embedded derivatives within liability host contracts (2)	—	—	2,226	2,226
Total liabilities	$—	$1,874	$2,464	$4,338
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial’s Board of Directors regarding compliance with fair value accounting standards.
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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2019.
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
Equity Securities and Short-Term Investments
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
The estimated fair value of the embedded derivatives within funds withheld related to certain ceded reinsurance is determined based on the change in estimated fair value of the underlying assets held by the Company in a reference portfolio backing the funds withheld liability. The estimated fair value of the underlying assets is determined as previously described in “— Equity securities and short-term investments.” The estimated fair value of these embedded derivatives is included, along with the funds withheld liability, in other liabilities on the consolidated balance sheets with changes in estimated fair value recorded in net derivative gains (losses).
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

					March 31, 2019		December 31, 2018		Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range		Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	11.31%	0.02%	11%	Decrease (1)
			•	Lapse rates	0.25%	16%	0.25%	16%	Decrease (2)
			•	Utilization rates	0%	25%	0%	25%	Increase (3)
			•	Withdrawal rates	0.25%	10%	0.25%	10%	(4)
			•	Long-term equity volatilities	16.50%	22%	16.50%	22%	Increase (5)
			•	Nonperformance risk spread	1.31%	2.45%	1.91%	2.66%	Decrease (6)
___________________

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short Term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2019
Balance, beginning of period	$732	$173	$74	$—	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	(1)	—	—	—	—	(9)	(224)	—
Total realized/unrealized gains (losses) included in AOCI	8	2	—	—	—	—	(3)	—	—
Purchases (7)	16	29	—	—	—	—	—	—	—
Sales (7)	(2)	(13)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(214)	—
Transfers into Level 3 (8)	35	45	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(92)	(7)	—	—	—	—	(2)	—	—
Balance, end of period	$697	$228	$74	$—	$4	$—	$(136)	$(2,436)	$—
Three Months Ended March 31, 2018
Balance, beginning of period	$1,997	$1,230	$—	$5	$124	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	3	6	—	—	(1)	—	5	505	—
Total realized/unrealized gains (losses) included in AOCI	(8)	(12)	—	—	—	—	—	—	—
Purchases (7)	66	99	—	—	—	—	1	—	3
Sales (7)	(102)	(66)	—	(5)	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(138)	—
Transfers into Level 3 (8)	87	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(137)	(51)	—	—	—	(14)	—	—	—
Balance, end of period	$1,906	$1,206	$—	$—	$123	$—	$(273)	$(1,293)	$7
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (9)	$—	$(1)	$—	$—	$—	$—	$(8)	$(288)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2018 (9)	$1	$6	$—	$—	$—	$—	$5	$706	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, payables for collateral under securities loaned and other transactions and those short-term investments that are not securities and therefore are not included in the three level hierarchy table disclosed in the “— Recurring Fair Value Measurements” section. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$14,504	$—	$—	$14,822	$14,822
Policy loans	$1,385	$—	$622	$961	$1,583
Other invested assets	$63	$—	$50	$13	$63
Premiums, reinsurance and other receivables	$1,773	$—	$117	$1,849	$1,966
Liabilities
Policyholder account balances	$15,283	$—	$—	$14,334	$14,334
Long-term debt	$4,364	$—	$2,982	$1,000	$3,982
Other liabilities	$861	$—	$639	$222	$861
Separate account liabilities	$1,137	$—	$1,137	$—	$1,137

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
7. Long-term Debt
Term Loan Facility
On February 1, 2019, BHF entered into a new term loan agreement with respect to a new $1.0 billion five-year unsecured term loan facility (the “2019 Term Loan Facility”). On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated its former term loan facility due December 2, 2019 (the “2017 Term Loan Facility”) without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder of the proceeds to be used for general corporate purposes. Debt issuance costs incurred related to the 2019 Term Loan Facility were not significant.
8. Equity
Preferred Stock
On March 25, 2019, BHF issued depositary shares, each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 6.600% Series A non-cumulative preferred stock (the “Series A Preferred Stock”) and in the aggregate representing 17,000 shares of Series A Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $412 million. Dividends, if declared, will accrue and be payable quarterly, in arrears, at an annual rate of 6.600% on the stated amount per share. In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, BHF incurred $13 million of issuance costs, which have been recorded as a reduction of additional paid-in capital.
Common Stock Repurchase Program
During the three months ended March 31, 2019, BHF repurchased 1,417,582 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $52 million. At March 31, 2019, BHF had $43 million remaining under its $200 million common stock repurchase program announced in August 2018.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	1,252	(34)	—	(3)	1,215
Deferred income tax benefit (expense)	(263)	7	—	—	(256)
AOCI before reclassifications, net of income tax	1,565	160	(27)	(23)	1,675
Amounts reclassified from AOCI	19	(26)	—	—	(7)
Deferred income tax benefit (expense)	(4)	6	—	—	2
Amounts reclassified from AOCI, net of income tax	15	(20)	—	—	(5)
Balance, March 31, 2019	$1,580	$140	$(27)	$(23)	$1,670

	Three Months Ended March 31, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle, net of income tax	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,073)	(76)	2	3	(1,144)
Deferred income tax benefit (expense)	229	16	—	—	245
AOCI before reclassifications, net of income tax	649	94	(22)	(23)	698
Amounts reclassified from AOCI	58	(8)	—	—	50
Deferred income tax benefit (expense)	(12)	1	—	—	(11)
Amounts reclassified from AOCI, net of income tax	46	(7)	—	—	39
Balance, March 31, 2018	$695	$87	$(22)	$(23)	$737
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(15)	$(59)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	Net investment income
Net unrealized investment gains (losses)	(4)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(19)	(58)
Income tax (expense) benefit	4	12
Net unrealized investment gains (losses), net of income tax	(15)	(46)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	22	6	Net derivative gains (losses)
Interest rate swaps	1	—	Net investment income
Interest rate forwards	—	1	Net derivative gains (losses)
Interest rate forwards	—	1	Net investment income
Foreign currency swaps	3	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	26	8
Income tax (expense) benefit	(6)	(1)
Gains (losses) on cash flow hedges, net of income tax	20	7
Total reclassifications, net of income tax	$5	$(39)
9. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund. The percentage is specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
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
Other revenues consisted primarily of 12b-1 fees of $82 million and $93 million for the three months ended March 31, 2019 and 2018, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)

Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Compensation	$81	$70
Contracted services and other labor costs	47	49
Transition services agreements	66	74
Establishment costs	34	47
Premium and other taxes, licenses and fees	7	17
Separate account fees	119	136
Volume related costs, excluding compensation, net of DAC capitalization	165	159
Interest expense on debt	47	37
Other	26	29
Total other expenses	$592	$618
10. Earnings Per Common Share
The following table sets forth the calculation of earnings per common share:

	Three Months Ended March 31,
	2019	2018
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(737)	$(67)
Weighted average common shares outstanding:
Basic	116,805,384	119,773,106
Earnings per common share:
Basic	$(6.31)	$(0.56)
Basic loss per common share equaled diluted loss per common share for both the three months ended March 31, 2019 and 2018. The diluted shares were not utilized in the per share calculation, as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2019.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Sales Practices Claims
Over the past several years, the Company has faced claims and regulatory inquiries and investigations, alleging improper marketing or sales of individual life insurance policies, annuities or other products. The Company continues to defend vigorously against the claims in these matters. The Company believes adequate provision has been made in its consolidated financial statements for all probable and reasonably estimable losses for sales practices matters.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $335 million and $492 million at March 31, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion and $1.9 billion at March 31, 2019 and December 31, 2018, respectively.
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
The Company’s recorded liabilities were $1 million and $2 million at March 31, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

12. Related Party Transactions
The following table summarizes income and expense from affiliated transactions with MetLife prior to the MetLife Divestiture (see Note 1) for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Income (1)	$—	$(81)
Expense (2)	$—	$78
__________________

(1)	Primarily includes the net impact of reinsurance ceded to MetLife.

(2)	Primarily includes costs incurred with MetLife related to shared services, offset by reinsurance ceded to MetLife.
13. Subsequent Events
Revolving Credit Facility
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement (the “2019 Revolving Credit Agreement”) with respect to a $1.0 billion five-year senior unsecured revolving credit facility, all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Agreement replaces BHF’s existing $2.0 billion five-year senior unsecured revolving credit agreement, which was scheduled to mature in December 2021.
Common Stock Repurchase Authorization
On May 3, 2019, BHF authorized the repurchase of up to an additional $400 million of common stock. Repurchases made under such authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, from time to time at management’s discretion in accordance with applicable federal securities laws. No common stock repurchases have been made under the May 3, 2019 authorization as of May 7, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2019 (the “2018 Annual Report”); and (iii) our current reports on Form 8-K filed in 2019.
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
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:

•	“Executive Summary” provides information regarding our business, segments and results as discussed in the Results of Operations.

•
“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in the 2018 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” and “Business — Segments and Corporate & Other” included in the 2018 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.
The table below presents a summary of our net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure. See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$(955)	$(115)
Less: Provision for income tax expense (benefit)	(218)	(48)
Net income (loss) available to shareholders	$(737)	$(67)

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	$272	$328
Less: Provision for income tax expense (benefit)	40	45
Adjusted earnings	$232	$283
For the three months ended March 31, 2019, we had a net loss available to shareholders of $737 million and adjusted earnings of $232 million, compared to a net loss available to shareholders of $67 million and adjusted earnings of $283 million for the three months ended March 31, 2018. The net loss available to shareholders for the three months ended March 31, 2019 was driven primarily by net derivative losses resulting from higher equity markets, net of the impacts from a decline in interest rates, and lower adjusted earnings.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2019.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2018 Annual Report, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	accounting for reinsurance;

(iii)	capitalization and amortization of deferred policy acquisition costs (“DAC”) and amortization of value of business acquired (“VOBA”);

(iv)	estimated fair values of investments in the absence of quoted market values;

(v)	investment impairments;

(vi)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation;

(vii)	measurement of income taxes and the valuation of deferred tax assets; and

(viii)	liabilities for litigation and regulatory matters.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report.
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
Adjusted earnings, which may be positive or negative, is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. This financial measure focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:

•	Net investment gains (losses);

•
Net derivative gains (losses) except earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•
Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).

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

•
Similar to adjusted net investment income, we present net investment income yields as a performance measure we believe enhances the understanding of our investment portfolio results. Net investment income yields are calculated on adjusted net investment income as a percent of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets, and collateral received from derivative counterparties.

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2019 and 2018
Business Overview. Annuity sales increased 36% compared to the prior period driven by higher sales of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), fixed indexed annuities and fixed annuities.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Revenues
Premiums	$227	$229
Universal life and investment-type product policy fees	875	1,002
Net investment income	811	817
Other revenues	92	105
Net investment gains (losses)	(11)	(4)
Net derivative gains (losses)	(1,303)	(334)
Total revenues	691	1,815
Expenses
Policyholder benefits and claims	772	738
Interest credited to policyholder account balances	258	267
Capitalization of DAC	(86)	(76)
Amortization of DAC and VOBA	22	305
Interest expense on debt	47	37
Other expenses	631	657
Total expenses	1,644	1,928
Income (loss) before provision for income tax	(953)	(113)
Provision for income tax expense (benefit)	(218)	(48)
Net income (loss)	(735)	(65)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(737)	$(67)

The table below shows the components of net income (loss) available to shareholders.

	Three Months Ended March 31,
	2019	2018
	(In millions)
GMLB Riders	$(1,330)	$6
Other derivative instruments	136	(477)
Net investment gains (losses)	(11)	(4)
Other adjustments	(22)	32
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	272	328
Net income (loss) available to shareholders before provision for income tax	(955)	(115)
Provision for income tax expense (benefit)	(218)	(48)
Net income (loss) available to shareholders	$(737)	$(67)
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Net loss available to shareholders before provision for income tax was $955 million ($737 million, net of income tax), an increased loss of $840 million ($670 million, net of income tax) from a loss before provision for income tax of $115 million ($67 million, net of income tax) in the prior period.
The increased loss was driven by the following key unfavorable items:

•	guaranteed minimum living benefits (“GMLB”) Riders, discussed in detail in “— GMLB Riders for the Three Months Ended March 31, 2019 and 2018;”

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment; and

•	lower adjusted earnings, which is discussed in greater detail below.
The increased loss in income before provision for income tax was partially offset by current period gains on interest rate swaps and swaptions in our universal life with secondary guarantees (“ULSG”) Hedge Program from declining long-term interest rates.
The provision for income tax in the current period led to an effective tax rate of 23%, compared to 42% in the prior period, and primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
Three Months Ended March 31, 2019

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,051)	$16	$258	$40	$(737)
Add: Provision for income tax expense (benefit)	55	6	(148)	(131)	(218)
Net income (loss) available to shareholders before provision for income tax	(996)	22	110	(91)	(955)
Less: GMLB Riders	(1,330)	—	—	—	(1,330)
Less: Other derivative instruments	(32)	10	158	—	136
Less: Net investment gains (losses)	4	(19)	21	(17)	(11)
Less: Other adjustments	1	—	(23)	—	(22)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	361	31	(46)	(74)	272
Less: Provision for income tax expense (benefit)	66	6	(10)	(22)	40
Adjusted earnings	$295	$25	$(36)	$(52)	$232
Three Months Ended March 31, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$243	$90	$(262)	$(138)	$(67)
Add: Provision for income tax expense (benefit)	51	23	(97)	(25)	(48)
Net income (loss) available to shareholders before provision for income tax	294	113	(359)	(163)	(115)
Less: GMLB Riders	6	—	—	—	6
Less: Other derivative instruments	(22)	(14)	(420)	(21)	(477)
Less: Net investment gains (losses)	36	46	(32)	(54)	(4)
Less: Other adjustments	2	—	30	—	32
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	272	81	63	(88)	328
Less: Provision for income tax expense (benefit)	46	15	13	(29)	45
Adjusted earnings	$226	$66	$50	$(59)	$283

Consolidated Results for the Three Months Ended March 31, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fee income	$901	$1,036
Net investment spread	335	344
Insurance-related activities	(273)	(255)
Amortization of DAC and VOBA	(97)	(177)
Other expenses, net of DAC capitalization	(592)	(618)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	272	328
Provision for income tax expense (benefit)	40	45
Adjusted earnings	$232	$283
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings decreased $51 million.
Key net unfavorable impacts were:

•	lower fee income due to:

◦
lower asset-based and advisory fees from lower average separate account balances in our Annuity segment, some of which is passed through to third-parties and offset in other expense in the current period, and

◦	the reimbursement of fees for recaptured universal life business in the prior period;

•	higher costs associated with insurance-related activities due to:

◦	unfavorable mortality in our life business;
partially offset by

◦	a decrease in guaranteed minimum death benefits (“GMDB”) liability balances resulting from positive equity market performance;

•	lower net investment spread reflecting:

◦	lower alternative investment income in the current period;
partially offset by

◦	higher average invested assets resulting from positive net flows in the general account, and

◦	repositioning of the investment portfolio into higher yielding assets.
The decrease in adjusted earnings was partially offset by the following favorable impacts:

•	lower amortization of DAC and VOBA primarily due to positive equity market performance in the current period, and

•	lower other expenses due to:

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income, and

◦	lower establishment costs related to planned technology and branding expenses associated with the Separation.
The provision for income tax in the current period led to an effective tax rate of 15%, compared to 14% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Segments and Corporate & Other Results for the Three Months Ended March 31, 2019 and 2018 — Adjusted Earnings
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fee income	$638	$731
Net investment spread	241	175
Insurance-related activities	(42)	(85)
Amortization of DAC and VOBA	(82)	(143)
Other expenses, net of DAC capitalization	(394)	(406)
Pre-tax adjusted earnings	361	272
Provision for income tax expense (benefit)	66	46
Adjusted earnings	$295	$226
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances increased as of March 31, 2019 compared to December 31, 2018 driven by an increase in equity market performance, partially offset by negative net flows and policy charges.

	Three Months Ended
	March 31, 2019	December 31, 2018
	(In millions)
Balance, beginning of period	$91,922	$104,575
Deposits	299	326
Withdrawals, surrenders and contract benefits	(2,284)	(2,526)
Net flows	(1,985)	(2,200)
Investment performance	8,926	(9,758)
Policy charges	(569)	(634)
Net transfers from (to) general account	(51)	(61)
Balance, end of period	$98,243	$91,922

Average balance	$96,471	$97,167
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings were $295 million for the current period, an increase of $69 million.
Key net favorable impacts were:

•	higher net investment spread driven by:

◦	higher average invested assets resulting from positive net flows in the general account, and

◦	repositioning of the investment portfolio into higher yielding assets;

•	lower amortization of DAC and VOBA driven by:

◦	positive equity market performance in the current period and

◦	the net impacts of actuarial model refinements in both the current and prior periods;

•
lower costs associated with insurance-related activities due to a decrease in GMDB liability balances resulting from positive equity market performance, net of higher volume and severity of claims in the current period; and

•	lower other expenses due to:

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income, partially offset by

◦	a change in allocation between segments.
The increase in adjusted earnings was partially offset by the lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
The provision for income tax in the current period led to an effective tax rate of 18%, compared to 17% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Life
The following table presents the components of adjusted earnings for our Life segment:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fee income	$61	$103
Net investment spread	42	46
Insurance-related activities	(6)	24
Amortization of DAC and VOBA	(11)	(29)
Other expenses, net of DAC capitalization	(55)	(63)
Pre-tax adjusted earnings	31	81
Provision for income tax expense (benefit)	6	15
Adjusted earnings	$25	$66
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings were $25 million for the current period, a decrease of $41 million.
Key net unfavorable impacts were:

•	lower fee income due to:

◦	the reimbursement of fees for recaptured universal life business in the prior period, and

◦	lower unearned revenue in the current period from positive separate account fund performance, which was more than offset in amortization of DAC and VOBA;

•	higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance.
The decrease in adjusted earnings was partially offset by lower amortization of DAC and VOBA primarily due to positive separate account fund performance in the current period.
The provision for income tax led to an effective tax rate of 19% in both the current and prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fee income	$199	$205
Net investment spread	35	112
Insurance-related activities	(234)	(206)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(46)	(48)
Pre-tax adjusted earnings	(46)	63
Provision for income tax expense (benefit)	(10)	13
Adjusted earnings	$(36)	$50
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings were a loss of $36 million for the current period, a decrease of $86 million.
Key net unfavorable impacts were:

•	lower net investment spread reflecting lower alternative investment income in the current period;

•	higher costs associated with insurance-related activities due to unfavorable mortality in our ULSG business resulting from lower reinsurance recoveries in the current period, and

•	lower fee income due to:

◦	the reimbursement of fees for recaptured ULSG business;
partially offset by

◦	the ongoing impacts of various reinsurance recaptures, which occurred in the prior period.
The provision for income tax in the current period led to an effective tax rate of 22%, compared to 21% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Fee income	$3	$(3)
Net investment spread	17	11
Insurance-related activities	9	12
Amortization of DAC and VOBA	(4)	(5)
Other expenses, net of DAC capitalization	(97)	(101)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests	(74)	(88)
Provision for income tax expense (benefit)	(22)	(29)
Adjusted earnings	$(52)	$(59)
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Adjusted earnings were a loss of $52 million, an improvement of $7 million from the prior period.
Key net favorable impacts were:

•	higher net investment spread reflecting positive returns on short-term investments, and

•	lower other expenses due to:

◦	lower establishment costs related to planned technology expenses, partially offset by

◦	higher interest on debt which was issued in the third quarter of 2018.
The provision for income tax in the current period led to an effective tax rate of 30%, compared to 33% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

GMLB Riders for the Three Months Ended March 31, 2019 and 2018
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Liabilities (1)	$(348)	$333
Hedging Program	(1,245)	(371)
Ceded Reinsurance	(9)	(28)
Fees (2)	198	205
GMLB DAC	74	(133)
Total GMLB Riders	$(1,330)	$6
______________

(1)	Includes changes in fair value of the Shield Annuities embedded derivatives of ($699) million and $58 million for the three months ended March 31, 2019 and 2018, respectively.

(2)	Excludes living benefit fees, included as a component of adjusted earnings, of $16 million and $18 million for the three months ended March 31, 2019 and 2018, respectively.
Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018
Comparative results from GMLB Riders were unfavorable by $1.3 billion. This change was mostly driven by higher equity market performance which impacted the following:

•	an unfavorable change in the fair value of equity derivatives in our GMLB Hedging Program and

•	an unfavorable change in the fair value of the Shield Annuities embedded derivatives;
partially offset by

•	a favorable change in GMLB DAC.

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
Investment Management Agreements
Following the Separation, MetLife Investment Advisors (“MLIA”) managed our investment portfolio pursuant to several investment management agreements. On February 5, 2019, we terminated several existing investment management agreements with MLIA and entered into a new investment management agreement (the “Investment Management Agreement”) with MLIA, pursuant to which MLIA will, on a sub-advisory basis, manage the investment of the assets comprising the general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our non-insurance subsidiaries. As part of the termination of the prior investment management agreements, we brought our derivatives trading, which had previously been managed by MLIA, in-house. The Investment Management Agreement marks one of the initial steps in the transition of our investment portfolio to a multi-manager platform, which is expected to continue in stages throughout 2019. The Investment Management Agreement allows us flexibility to partially terminate investment management services for specified investments upon prior notice to MLIA and we have accordingly terminated certain services under the Investment Management Agreement as we have engaged a select group of experienced external asset management firms to provide such services.

Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in the 2018 Annual Report.
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

	Three Months Ended March 31,
	2019		2018
	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.24%	$839	4.65%	$852
Investment fees and expenses	(0.14)	(28)	(0.15)	(27)
Adjusted net investment income (2), (3)	4.10%	$811	4.50%	$825
_______________

(1)
Yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote 3 below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.

(2)	Adjusted net investment income included in yield calculations includes Investment Hedge Adjustments.

(3)	Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Three Months Ended March 31,
	2019	2018
	(In millions)
Net investment income	$811	$817
Less: Investment hedge adjustments	—	(8)
Adjusted net investment income — in the above yield table	$811	$825
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2019 and 2018 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.

Fixed Maturity Securities AFS
The following table presents fixed maturity securities available-for-sale (“AFS”) by type (public or private) held at:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$53,408	82.4%	$51,939	83.0%
Privately-placed	11,439	17.6	10,669	17.0
Total fixed maturity securities	$64,847	100.0%	$62,608	100.0%
Percentage of cash and invested assets	72.0%		71.7%
Valuation of Securities. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2018 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the revised methodologies adopted by the NAIC for certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$39,949	$3,240	$43,189	66.6%	$40,218	$1,954	$42,172	67.4%
2	Baa	18,123	521	18,644	28.8	17,656	(122)	17,534	28.0
Subtotal investment grade		58,072	3,761	61,833	95.4	57,874	1,832	59,706	95.4
3	Ba	2,092	3	2,095	3.2	2,160	(87)	2,073	3.3
4	B	834	(8)	826	1.3	787	(48)	739	1.2
5	Caa and lower	70	(5)	65	0.1	99	(9)	90	0.1
6	In or near default	33	(5)	28	—	—	—	—	—
Subtotal below investment grade		3,029	(15)	3,014	4.6	3,046	(144)	2,902	4.6
Total fixed maturity securities		$61,101	$3,746	$64,847	100.0%	$60,920	$1,688	$62,608	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
March 31, 2019
U.S. corporate	$12,236	$11,476	$1,391	$694	$31	$28	$25,856
U.S. government and agency	8,012	76	—	—	—	—	8,088
RMBS	8,754	56	51	1	21	—	8,883
Foreign corporate	2,763	5,720	488	92	10	—	9,073
CMBS	5,325	102	—	—	—	—	5,427
State and political subdivision	3,642	161	1	4	3	—	3,811
ABS	1,747	298	33	—	—	—	2,078
Foreign government	710	755	131	35	—	—	1,631
Total fixed maturity securities	$43,189	$18,644	$2,095	$826	$65	$28	$64,847
Percentage of total	66.6%	28.8%	3.2%	1.3%	0.1%	—%	100.0%
December 31, 2018
U.S. corporate	$11,277	$11,118	$1,417	$635	$26	$—	$24,473
U.S. government and agency	8,921	174	—	—	—	—	9,095
RMBS	8,395	40	58	6	48	—	8,547
Foreign corporate	2,427	5,089	427	70	13	—	8,026
CMBS	5,183	57	6	2	—	—	5,248
State and political subdivision	3,437	156	1	—	3	—	3,597
ABS	1,851	244	30	1	—	—	2,126
Foreign government	681	656	134	25	—	—	1,496
Total fixed maturity securities	$42,172	$17,534	$2,073	$739	$90	$—	$62,608
Percentage of total	67.4%	28.0%	3.3%	1.2%	0.1%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both March 31, 2019 and December 31, 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$10,581	30.3%	$9,896	30.4%
Consumer	9,018	25.8	8,290	25.5
Finance	7,690	22.0	7,209	22.2
Utility	5,142	14.7	4,770	14.7
Communications	2,498	7.2	2,334	7.2
Total	$34,929	100.0%	$32,499	100.0%

Structured Securities
We held $16.4 billion and $15.9 billion of Structured Securities, at estimated fair value, at March 31, 2019 and December 31, 2018, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The following table presents our RMBS holdings at:

	March 31, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,877	54.9%	$242	$4,885	57.2%	$174
Pass-through securities	4,006	45.1	(7)	3,662	42.8	(55)
Total RMBS	$8,883	100.0%	$235	$8,547	100.0%	$119
By risk profile:
Agency	$6,766	76.2%	$78	$6,396	74.8%	$(23)
Prime	227	2.5	10	296	3.5	10
Alt-A	932	10.5	89	938	11.0	79
Sub-prime	958	10.8	58	917	10.7	53
Total RMBS	$8,883	100.0%	$235	$8,547	100.0%	$119
Ratings profile:
Rated Aaa/AAA	$6,842	77.0%		$6,529	76.4%
Designated NAIC 1	$8,754	98.5%		$8,395	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $908 million and $883 million at March 31, 2019 and December 31, 2018, respectively, with unrealized gains (losses) of $54 million and $50 million at March 31, 2019 and December 31, 2018, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by vintage year at:

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$170	$175	$177	$177
2011	294	292	297	293
2012	242	244	263	262
2013	283	288	290	290
2014	446	451	526	519
2015	989	997	1,076	1,059
2016	544	544	582	568
2017	665	677	696	686
2018	1,586	1,646	1,385	1,394
2019	111	113	—	—
Total	$5,330	$5,427	$5,292	$5,248
CMBS rated Aaa using rating agency ratings were $3.7 billion, or 68.2% of total CMBS, and designated NAIC 1 were $5.3 billion, or 98.1% of total CMBS, at March 31, 2019. CMBS rated Aaa using rating agency ratings were $3.5 billion, or 66.9% of total CMBS, and designated NAIC 1 were $5.2 billion, or 98.8% of total CMBS at December 31, 2018.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	March 31, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,089	52.4%	$(9)	$1,010	47.5%	$(18)
Automobile loans	184	8.9	1	199	9.4	—
Consumer loans	167	8.0	2	193	9.1	1
Student loans	210	10.1	3	186	8.7	3
Credit card loans	36	1.7	2	136	6.4	2
Other loans	392	18.9	4	402	18.9	3
Total	$2,078	100.0%	$3	$2,126	100.0%	$(9)
Ratings profile:
Rated Aaa/AAA	$827	39.8%		$956	45.0%
Designated NAIC 1	$1,747	84.1%		$1,851	87.1%
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
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	March 31, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$8,748	60.0%	$43	0.5%	$8,529	62.0%	$42	0.5%
Agricultural	3,155	21.7%	9	0.3%	2,946	21.4%	9	0.3%
Residential	2,661	18.3%	8	0.3%	2,276	16.6%	6	0.3%
Total	$14,564	100.0%	$60	0.4%	$13,751	100.0%	$57	0.4%
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 96% and 97% at March 31, 2019 and December 31, 2018, respectively, and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	March 31, 2019	December 31, 2018
State
California	25%	26%
New York	14%	14%
Texas	8%	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2019 and December 31, 2018. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	March 31, 2019	December 31, 2018
State
California	36%	36%
Florida	9%	9%
New York	7%	6%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	March 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,579	29.5%	$2,550	29.9%
Middle Atlantic	1,815	20.7	1,867	21.9
South Atlantic	1,328	15.2	1,316	15.5
West South Central	809	9.2	801	9.4
Mountain	527	6.0	404	4.7
East North Central	522	6.0	473	5.5
International	440	5.0	389	4.5
New England	396	4.5	397	4.7
West North Central	127	1.5	127	1.5
East South Central	59	0.7	59	0.7
Multi-Region and Other	146	1.7	146	1.7
Total recorded investment	8,748	100.0%	8,529	100.0%
Less: valuation allowances	43		42
Carrying value, net of valuation allowances	$8,705		$8,487
Property Type
Office	$3,705	42.4%	$3,810	44.6%
Retail	2,130	24.3	2,064	24.2
Apartment	1,551	17.7	1,480	17.4
Hotel	852	9.7	744	8.7
Industrial	399	4.6	400	4.7
Other	111	1.3	31	0.4
Total recorded investment	8,748	100.0%	8,529	100.0%
Less: valuation allowances	43		42
Carrying value, net of valuation allowances	$8,705		$8,487
Mortgage Loan Credit Quality — Monitoring Process. Our investment manager monitors our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. Quarterly, we conduct a formal review of the portfolio with our investment manager. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans.
Our investment manager reviews our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 6 of the Notes to Consolidated and Combined Financial Statements included in the 2018 Annual Report for information on our evaluation of residential mortgage loans and related valuation allowance methodology.

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both March 31, 2019 and December 31, 2018, and our average debt service coverage ratio was 2.2x at both March 31, 2019 and December 31, 2018. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 46% at March 31, 2019 and December 31, 2018, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the three months ended March 31, 2019 and 2018.
Real Estate Limited Partnerships and Limited Liability Companies
Real estate limited partnerships and limited liability companies are comprised primarily of limited partner interests in real estate funds, and to a lesser extent interests in projects with varying strategies ranging from the development of properties to the operation of income-producing properties.
The estimated fair value of the associated investment portfolios was $568 million and $572 million at March 31, 2019 and December 31, 2018, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised primarily of private equity funds. The carrying value of other limited partnership interests was $1.8 billion at both March 31, 2019 and December 31, 2018, which included $65 million and $98 million of hedge funds at March 31, 2019 and December 31, 2018, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,073	90.0%	$2,778	91.8%
Tax credit and renewable energy partnerships	99	4.3	95	3.1
Leveraged leases, net of non-recourse debt	65	2.8	65	2.1
FHLB Stock	50	2.2	64	2.1
Other	15	0.7	25	0.9
Total	$2,302	100.0%	$3,027	100.0%
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives, held at March 31, 2019 and December 31, 2018.

•	The statement of operations effects of derivatives in cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2019 and 2018.
See “Business — Segments and Corporate & Other — Annuities,” “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” included in the 2018 Annual Report for more information about our use of derivatives by major hedge programs.
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
Derivatives categorized as Level 3 at March 31, 2019 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2019		December 31, 2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$67	$—	$98	$3
Written	1,855	25	1,820	11
Total	$1,922	$25	$1,918	$14
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. In order to match our long-dated insurance liabilities, we seek to buy long-dated corporate bonds. In some instances, these may not be readily available in the market, or they may be issued by corporations to which we already have significant corporate credit exposure. For example, by purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we can replicate the desired bond exposures and meet our ALM needs. This can expose the Company to changes in credit spreads as the written credit default swap tenor is shorter than the maturity of Treasury bonds.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2018 Annual Report for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $36 million and $55 million at estimated fair value at March 31, 2019 and December 31, 2018, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $275 million and $145 million at March 31, 2019 and December 31, 2018, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate Limited Partnerships and Limited Liability Companies” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments, bank credit facilities and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2018 Annual Report.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Policyholder Liabilities” included in the 2018 Annual Report. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2018 Annual Report.
Policyholder Account Balances
Policyholder account balances (“PABs”) are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of PABs by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2018 Annual Report.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” included in the 2018 Annual Report for additional information.
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
The NAR for the guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) is the amount of guaranteed benefits in excess of the account values (if any) at the balance sheet date. The NAR assumes utilization of benefits by all contract holders at the balance sheet date. For the GMWB benefits, only a small portion of the Benefit Base is available for withdrawal on an annual basis. For the GMAB, the NAR would not be available until the GMAB maturity date.
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
A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Segments and Corporate & Other — Annuities — Net Amount at Risk” included in the 2018 Annual Report.

The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at:

	March 31, 2019 (1)				December 31, 2018 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$41,149	$2,655	$3,294	30.4%	$38,682	$4,064	$4,115	42.6%
GMIB Max w/ Enhanced DB	11,649	3,032	6	0.6%	10,961	3,775	11	1.3%
GMIB Max w/o Enhanced DB	6,709	9	1	0.2%	6,324	87	2	0.42%
GMWB4L (FlexChoiceSM)	3,217	12	2	2.9%	2,819	100	15	12.5%
GMAB	641	4	4	16.2%	600	17	16	27.3%
GMWB	2,839	54	21	14.8%	2,672	143	85	31.3%
GMWB4L	15,395	117	273	14.3%	14,596	558	505	27.8%
EDB Only	3,657	723	—	N/A	3,434	955	—	N/A
GMDB Only (Other than EDB)	17,892	1,037	—	N/A	16,777	1,374	—	N/A
Total	$103,148	$7,643	$3,601		$96,865	$11,073	$4,749
__________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-money is defined as any contract with a living benefit NAR in excess of zero.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.7 billion at March 31, 2019, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $1.0 billion at March 31, 2019, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at $1.2 billion at March 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2018 Annual Report.
The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model at:

	Reserves
	March 31, 2019			December 31, 2018
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,305	$—	$1,305	$1,305	$—	$1,305
GMIB	2,580	1,264	3,844	2,565	1,603	4,168
GMIB Max	514	(139)	375	507	14	521
GMAB	—	(15)	(15)	—	(8)	(8)
GMWB	—	7	7	—	16	16
GMWB4L	268	(75)	193	261	17	278
GMWB4L (FlexChoiceSM)	—	—	—	—	—	—
Total	$4,667	$1,042	$5,709	$4,638	$1,642	$6,280
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program at:

		March 31, 2019			December 31, 2018
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$7,578	$596	$27	$7,928	$470	$29
	Interest rate futures	54	—	—	54	—	—
	Interest rate options	17,000	173	24	10,500	94	—
Equity Market	Equity futures	—	—	—	170	—	—
	Equity index options	41,073	751	1,536	43,985	1,365	1,202
	Equity variance swaps	5,574	91	242	5,574	80	232
	Equity total return swaps	4,550	—	219	3,920	280	3
	Total	$75,829	$1,611	$2,048	$72,131	$2,289	$1,466
Period to period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure management strategy may not be effective, may result in net income volatility and may negatively affect our statutory capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates,” both included in the 2018 Annual Report.

Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings, and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. Our Board of Directors and senior management are directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. We are targeting a debt-to-capital ratio commensurate with our parent company credit ratings and our insurance subsidiaries’ financial strength ratings. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $3.2 billion and $2.2 billion at March 31, 2019 and December 31, 2018, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $39.3 billion and $36.5 billion at March 31, 2019 and December 31, 2018, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
The Company
Liquidity
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which reflect the impact of various scenarios, including (i) the potential increase in our requirement to pledge additional collateral or return collateral to our counterparties, (ii) a reduction in new business sales, and (iii) the risk of early contract holder and policyholder withdrawals, as well as lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights in many of our products, which deter the customer from making withdrawals prior to the maturity date of the product. If significant cash is required beyond our anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternative sources of liquidity include cash flows from operations, sales of liquid assets and funding sources including secured funding agreements, unsecured credit facilities and secured committed facilities.
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase.
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate cash flows within our insurance companies, our ability to effectively manage the risks of our businesses and our expected ability to borrow funds and raise additional capital to meet operating and growth needs in the event of adverse market and economic conditions.
We target to maintain a debt-to-capital ratio of approximately 25%, which we monitor using an average of our key leverage ratios as calculated by A.M. Best, Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Global Rating. As such, we may opportunistically look to pursue additional financing over time, which may include the incurrence of additional term loans, borrowings under credit facilities, the issuance of debt, equity or hybrid securities or the refinancing of existing indebtedness. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.

Additionally, we intend to maintain a funding of assets in excess of the amount required to satisfy contract holder obligations across market environments in the average of the worst two percent of a set of capital markets scenarios over the life of the contracts (“CTE98”) to support our variable annuity contracts during normal market conditions and assets in excess of the amount required to satisfy contract holder obligations across market environments in the average of the worst five percent of a set of capital markets scenarios over the life of the contracts (“CTE95”) in stressed market conditions. At March 31, 2019, we held assets in excess of CTE98.
In August 2018, we authorized the repurchase of up to $200 million of our common stock. On May 3, 2019, we authorized the repurchase of up to an additional $400 million of common stock. No common stock repurchases have been made under the May 3, 2019 authorization as of May 7, 2019. Repurchases made under such authorizations may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, from time to time at management’s discretion in accordance with applicable federal securities laws. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$376	$291
Changes in policyholder account balances, net	947	744
Changes in payables for collateral under securities loaned and other transactions, net	—	75
Long-term debt issued	1,000	—
Preferred stock issued, net of issuance costs	412	—
Total sources	2,735	1,110
Uses:
Investing activities, net	1,272	903
Changes in payables for collateral under securities loaned and other transactions, net	1,067	—
Long-term debt repaid	600	3
Treasury stock acquired in connection with share repurchases	52	—
Financing element on certain derivative instruments and other derivative related transactions, net	11	157
Other, net	14	16
Total uses	3,016	1,079
Net increase (decrease) in cash and cash equivalents	$(281)	$31
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
Cash Flows from Financing Activities
The principal cash inflows from our financing activities come from issuances of debt and equity securities, deposits of funds associated with policyholder account balances and lending of securities. The principal cash outflows come from repayments of debt, common stock repurchases, preferred stock dividends, withdrawals associated with policyholder account balances and the return of securities on loan. The primary liquidity concerns with respect to these cash flows are market disruption and the risk of early policyholder withdrawal.
Primary Sources of Liquidity and Capital
In addition to the summary description of liquidity and capital sources discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary sources of liquidity and capital:
Funding Sources
Liquidity is provided by a variety of funding sources, including secured funding agreements, unsecured credit facilities and secured committed facilities. Capital is provided by a variety of funding sources, including issuances of debt and equity securities, as well as borrowings under our credit facilities. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary funding sources include:
Preferred Stock
On March 25, 2019, BHF issued depositary shares, each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 6.600% Series A non-cumulative preferred stock (the “Series A Preferred Stock”) and in the aggregate representing 17,000 shares of Series A Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $412 million. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or shares of any other class or series of our capital stock (if any) that ranks junior to the Series A Preferred Stock will be subject to certain restrictions in the event that we do not declare and pay (or set aside) dividends on the Series A Preferred Stock for the latest completed dividend period, and our ability to declare full dividends on preferred stock that ranks equally with the Series A Preferred Stock (if any) will be subject to certain limitations in the event we declare partial dividends on the Series A Preferred Stock. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and maintains a funding agreement program with certain FHLBs. At both March 31, 2019 and December 31, 2018, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the three months ended March 31, 2019 and 2018, there were no issuances or repayments under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
On February 1, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At March 31, 2019, there were no borrowings under this funding agreement program. Activities related to these funding agreements are reported in the Run-off segment.

Credit Facilities
As of March 31, 2019, we maintained a $2.0 billion unsecured revolving credit facility maturing December 2, 2021 (the “2016 Revolving Credit Facility”), all of which may be used for letters of credit and up to $1.0 billion may be used for revolving loans, and a $1.0 billion unsecured delayed draw term loan facility maturing February 1, 2024 (the “2019 Term Loan Facility”). At March 31, 2019, there were no borrowings under the 2016 Revolving Credit Facility. In February 2019, we borrowed $1.0 billion under the 2019 Term Loan Facility, terminated our former term loan facility due December 2, 2019 (the “2017 Term Loan Facility”) without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder of the proceeds to be used for general corporate purposes. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement (the “2019 Revolving Credit Agreement”) with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”), all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Agreement replaces BHF’s existing $2.0 billion five-year senior unsecured revolving credit agreement, which was scheduled to mature in December 2021. See “Other Information” for additional information regarding the 2019 Revolving Credit Facility.
Committed Facilities
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At March 31, 2019, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware (“BRCD”), was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. As of March 31, 2019, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At March 31, 2019, there were no borrowings under this facility, and there was $10.0 billion of funding available under this financing arrangement.
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
Outstanding Long-term Debt
The following table summarizes our outstanding long-term debt at:

	March 31, 2019	December 31, 2018
	(In millions)
Senior notes (1)	$2,968	$2,968
Term loan	1,000	600
Junior subordinated debentures (1)	362	361
Other long-term debt (2)	34	34
Total long-term debt	$4,364	$3,963
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $44 million and $46 million at March 31, 2019 and December 31, 2018, respectively, for senior notes and junior subordinated debentures on a combined basis.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. At March 31, 2019, the Company was in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
During the three months ended March 31, 2019, we repurchased 1,417,582 shares of our common stock through open market purchases, pursuant to a 10b5-1 plan, for $52 million.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the three months ended March 31, 2019 and 2018, general account surrenders and withdrawals totaled $740 million and $729 million, respectively, of which $615 million and $449 million, respectively, were attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2019 and December 31, 2018, counterparties were obligated to return cash collateral pledged by us of $15 million and $64 million, respectively. At March 31, 2019 and December 31, 2018, we were obligated to return cash collateral pledged to us by counterparties of $583 million and $1.4 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.4 billion and $3.6 billion at March 31, 2019 and December 31, 2018, respectively. Of these amounts, $1.6 billion and $1.5 billion at March 31, 2019 and December 31, 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2019 was $1.5 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Short-term Liquidity and Liquid Assets
At March 31, 2019 and December 31, 2018, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $881 million and $520 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At March 31, 2019 and December 31, 2018, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.1 billion and $752 million, respectively, of which $1.0 billion and $693 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries subject to these requirements was in excess of each of those RBC levels.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See “— Primary Sources and Uses of Liquidity and Capital — Dividends and Returns of Capital from Insurance Subsidiaries.”
Primary Sources and Uses of Liquidity and Capital
The principal sources of funds available to BHF include distributions from Brighthouse Holdings, LLC (“BH Holdings”), dividends and returns of capital from its insurance subsidiaries, capital markets issuances, as well as its own cash and cash equivalents and short-term investments. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance subsidiaries. For example, we have established internal liquidity facilities to provide liquidity within and across our regulated and non-regulated entities to support our businesses.
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

In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital” and “— The Company — Primary Uses of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources and uses of liquidity and capital:
Distributions from and Capital Contributions to BH Holdings
During the three months ended March 31, 2019 and 2018, BHF received cash distributions of $195 million and $52 million from BH Holdings. During the three months ended March 31, 2019, BHF made a cash capital contribution of $412 million to BH Holdings.
Dividends and Returns of Capital from Insurance Subsidiaries
Our business is primarily conducted through our insurance subsidiaries. The insurance subsidiaries are subject to regulatory restrictions on the payment of dividends and other distributions imposed by the regulators of their respective state domiciles.
Any requested payment of dividends by Brighthouse Life Insurance Company and New England Life Insurance Company to BH Holdings, or by Brighthouse Life Insurance Company of NY (“BHNY”) to Brighthouse Life Insurance Company, in excess of the 2019 limit on the permitted payment of dividends without approval would be considered an extraordinary dividend and would require prior approval from the Delaware Department of Insurance or the Massachusetts Division of Insurance, and the New York State Department of Financial Services, respectively.
The table below sets forth the dividends permitted to be paid in 2019 by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the three months ended March 31, 2019.

	Paid	Permitted without Approval (1)
	(In millions)
Brighthouse Life Insurance Company	$—	$798
New England Life Insurance Company	$—	$131
Brighthouse Life Insurance Company of NY (2)	$—	$27
_______________

(1)
Reflects dividend amounts that may be paid during 2019 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2019, some or all of such dividends may require regulatory approval.

(2)	Dividends are not anticipated to be paid by BHNY in 2019.
Short-term Intercompany Loans
As of March 31, 2019, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2019 and 2018, BHF borrowed $188 million and $0, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $384 million and $57 million, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At March 31, 2019 and December 31, 2018, BHF had total obligations outstanding of $107 million and $303 million, respectively, under such agreements.
Intercompany Liquidity Facilities
As of March 31, 2019, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the three months ended March 31, 2019 and 2018, there were no borrowings under intercompany liquidity facilities and, at March 31, 2019 and December 31, 2018, there were no obligations outstanding under such facilities.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
•differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market and counterparty risk due to guarantees within certain of our products;

•	the effectiveness of our variable annuity exposure management strategy and the impact of such strategy on net income volatility and negative effects on our statutory capital;

•	the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;

•	a sustained period of low equity market prices and interest rates that are lower than those we assumed when we issued our variable annuity products;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long duration contracts;

•	our degree of leverage due to indebtedness;

•	the effect adverse capital and credit market conditions may have on our ability to meet liquidity needs and our access to capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the effectiveness of our risk management policies and procedures;

•	the availability of reinsurance and the ability of our counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2018 Annual Report and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Corporate Information
We routinely use our Investor Relations website to provide presentations, press releases and other information that may be deemed material to investors. Accordingly, we encourage investors and others interested in the Company to review the information that we share at http://investor.brighthousefinancial.com. Information contained on or connected to any website referenced in this report or any of our other filings with the SEC is not incorporated by reference in this report or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only unless expressly noted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2018 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2018 Annual Report.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. In the first quarter of 2019, the Company implemented certain accounting systems independent of MetLife. We consider these to be material changes in our internal control over financial reporting.

Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
 See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included in this report. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2018 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2018 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2019	571,266	$33.65	571,266	$76
February 1 — February 28, 2019	391,835	$39.49	391,835	$60
March 1 — March 31, 2019	491,044	$38.26	454,481	$43
Total	1,454,145		1,417,582
__________

(1)
Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.

(2)
On August 5, 2018, we authorized the repurchase of up to $200 million of our common stock. On May 3, 2019, we authorized the repurchase of up to an additional $400 million of our common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 5. Other Information
Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation.
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement (the “2019 Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the other lenders party thereto with respect to a $1.0 billion five-year senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”). The 2019 Revolving Credit Agreement replaces BHF’s existing $2.0 billion five-year senior unsecured revolving credit agreement, dated as of December 2, 2016, among BHF, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders named therein (the “2016 Revolving Credit Agreement”), which was scheduled to mature in December 2021. The 2016 Revolving Credit Agreement allowed up to $2.0 billion in letters of credit but limited the amount of revolving loans to $1.0 billion. The 2019 Revolving Credit Agreement allows up to an aggregate of $1.0 billion of loans and/or letters of credit.
Availability and Prepayment
Under the 2019 Revolving Credit Facility, senior unsecured revolving loans and letters of credit will be available from time to time for our general corporate purposes up to a maximum aggregate principal amount of $1.0 billion. Provided that no default exists, BHF may request increases of the maximum available principal amount under the 2019 Revolving Credit Facility, subject to lender commitments and maximum total commitments under such facility not exceeding $1.5 billion. Subject to compliance with the applicable notice and minimum prepayment amount requirements set forth in the 2019 Revolving Credit Agreement, BHF may prepay the 2019 Revolving Credit Facility at any time without penalty. The 2019 Revolving Credit Facility will mature on May 7, 2024 (the “Maturity Date”).
Interest
Any loan made under the 2019 Revolving Credit Facility will bear interest at a rate equal to (i) the base rate (determined as the highest of (a) the Federal Reserve Bank of New York Rate plus 0.50%, (b) the prime rate last quoted in the Wall Street Journal and (c) the one month London interbank offered rate (“LIBOR”) plus 1.00%), plus an applicable margin ranging from 0.125% to 1.125% depending on the rating by S&P and Moody’s of BHF’s senior, unsecured long-term indebtedness (the “BHF Debt Rating”) or (ii) one, two, three or six month LIBOR (at BHF’s option) plus an applicable margin ranging from 1.125% to 2.125% depending on the BHF Debt Rating.
With respect to any loans accruing interest based on the base rate, interest payments are due quarterly in arrears on the last business day of each of March, June, September and December in each year and on the Maturity Date. With respect to outstanding loans accruing interest based on LIBOR, interest payments are due (i) on the last day of the applicable interest period, or, if such interest period is greater than three months, the last day of each three-month period, (ii) in the event of any conversion of loans accruing interest based on LIBOR prior to the end of the then-current interest period, on the effective date of such conversion and (iii) on the Maturity Date. While any principal of or interest on any loan is overdue, such overdue principal or interest shall accrue interest at the otherwise applicable interest rate for such loan plus 2.00% per annum.
Fees
BHF will pay customary fees with respect to the 2019 Revolving Credit Facility, including a commitment fee on the unutilized portion thereof. Commitment fees range from 0.125% to 0.350% depending on the BHF Debt Rating.
Ranking
The 2019 Revolving Credit Facility is unsecured and ranks pari passu with BHF’s other unsecured and unsubordinated indebtedness.
Events of Default; Representations and Warranties; Covenants
The 2019 Revolving Credit Agreement contains customary events of default, representations and warranties and covenants, including, among other things, covenants that restrict the ability of BHF and its subsidiaries to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. The 2019 Revolving Credit Agreement also requires the Company to (i) maintain an Adjusted Consolidated Net Worth (as defined in the 2019 Revolving Credit Agreement) calculated as of the last day of each fiscal quarter, of not less than an amount equal to the sum of (A) 72% of the actual Adjusted Consolidated Net Worth of the Company (determined as of the end of the first fiscal quarter ending after August 4, 2017 (the date of the Company’s separation from its former parent company)) plus (B) 50% of the aggregate amount of equity issuances by BHF and its subsidiaries and the equity credit portion of securities given some equity credit by certain ratings agencies after the end of the first fiscal quarter ending following August 4, 2017, and (ii) not permit the ratio of Consolidated Total Indebtedness to Consolidated Total

Capitalization (each as defined in the 2019 Revolving Credit Agreement) to exceed 0.35 to 1.00, calculated as of the last day of each fiscal quarter.
If an event of default under the 2019 Revolving Credit Agreement shall occur and be continuing, the principal amount of any loans outstanding thereunder, together with all accrued unpaid interest and other amounts owed under such loans, may be declared immediately due and payable, and cash collateral in an amount equal to the then undrawn amounts of all letters of credit may be demanded by the applicable issuing banks.
The foregoing description of the 2019 Revolving Credit Agreement is qualified in its entirety by reference to the complete terms and conditions of the 2019 Revolving Credit Agreement, which is filed as Exhibit 10.8 hereto and incorporated herein by reference.
Termination of a Material Definitive Agreement.
In connection with entry into the 2019 Revolving Credit Agreement, the 2016 Revolving Credit Agreement was terminated. All obligations under the 2016 Revolving Credit Agreement are now evidenced by the 2019 Revolving Credit Agreement.

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
3.1
Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc., is incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed August 15, 2017 (File No. 001-37905).

3.2
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 6.600% Non-Cumulative Preferred Stock, Series A, dated March 20, 2019, filed with the Secretary of State of the State of Delaware and effective March 20, 2019 (the “Certificate of Designations”) is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed March 25, 2019 (File No. 001-37905).

4.1	Certificate of Designations is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed March 25, 2019 (File No. 001-37905).
4.2
Deposit Agreement, dated as of March 25, 2019, among Brighthouse Financial, Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed March 25, 2019 (File No. 001-37905).

4.3
Form of depositary receipt evidencing the depositary shares (included as Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K, filed March 25, 2019 (File No. 001-37905)) is incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed March 25, 2019 (File No. 001-37905).

10.1
Term Loan Agreement, dated as of February 1, 2019, among Brighthouse Financial, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 5, 2019 (File No. 001-37905).

10.2
Investment Management Agreement, dated as of February 5, 2019, between Brighthouse Services, LLC and MetLife Investment Advisors, LLC is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 8, 2019 (File No. 001-37905).

10.3#
Form of Performance Share Unit Agreement (Employee Plan), for awards granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.15 to our 2018 Annual Report, filed February 26, 2019 (File No. 001-37905).

10.4#	Form of Restricted Stock Unit Agreement (Employee Plan), for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.17 of our 2018 Annual Report.
10.5#	Form of Restricted Stock Unit Agreement (Employee Plan), for awards with cliff vesting is incorporated by reference to Exhibit 10.18 of our 2018 Annual Report.
10.6#
Form of Non-Qualified Stock Option Agreement (Employee Plan), for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.20 of our 2018 Annual Report.

10.7#
Separation Agreement, Waiver and General Release, dated March 15, 2019, between Brighthouse Services, LLC and Anant Bhalla is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 18, 2019 (File No. 001-37905).

10.8*	Amended and Restated Revolving Credit Agreement, dated as of May 7, 2019, among Brighthouse Financial, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
* Filed herewith.
# Denotes management contracts or compensation plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:		/s/ Conor E. Murphy
	Name:	Conor E. Murphy
	Title:	Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 7, 2019