Form 10-Q
period 2019-06-30
Brighthouse Financial, Inc.
filed 2019-08-06
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-37905

Brighthouse Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware			81-3846992
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11225 North Community House Road,	Charlotte,	North Carolina	28277
(Address of principal executive offices)			(Zip Code)
(980) 365-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHF	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share	BHFAP	The Nasdaq Stock Market LLC
of 6.600% Non-Cumulative Preferred Stock, Series A
6.250% Junior Subordinated Debentures due 2058	BHFAL	The Nasdaq Stock Market LLC
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
As of August 2, 2019, 111,410,202 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2019 (Unaudited) and December 31, 2018 and for the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	13
	Note 5 — Derivatives	22
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	42
	Note 10 — Earnings Per Common Share	43
	Note 11 — Contingencies, Commitments and Guarantees	43
	Note 12 — Related Party Transactions	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	87
Item 4.	Controls and Procedures	88

Part II — Other Information
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	89
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 5.	Other Information	89
Item 6.	Exhibits	90

Signatures		91

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $61,362 and $60,920, respectively)	$67,211	$62,608
Equity securities, at estimated fair value	153	140
Mortgage loans (net of valuation allowances of $64 and $57, respectively)	15,078	13,694
Policy loans	1,342	1,421
Real estate limited partnerships and limited liability companies	462	451
Other limited partnership interests	1,834	1,840
Short-term investments, principally at estimated fair value	793	—
Other invested assets, principally at estimated fair value	3,064	3,027
Total investments	89,937	83,181
Cash and cash equivalents	3,981	4,145
Accrued investment income	747	724
Premiums, reinsurance and other receivables	14,231	13,697
Deferred policy acquisition costs and value of business acquired	5,492	5,717
Current income tax recoverable	—	1
Other assets	610	573
Separate account assets	106,214	98,256
Total assets	$221,212	$206,294
Liabilities and Equity
Liabilities
Future policy benefits	$38,280	$36,209
Policyholder account balances	42,941	40,054
Other policy-related balances	3,041	3,000
Payables for collateral under securities loaned and other transactions	4,094	5,057
Long-term debt	4,365	3,963
Current income tax payable	14	15
Deferred income tax liability	1,364	972
Other liabilities	4,558	4,285
Separate account liabilities	106,214	98,256
Total liabilities	204,871	191,811
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $425 aggregate liquidation preference at June 30, 2019	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,593,413 and 120,448,018 shares issued, respectively; 112,644,952 and 117,532,336 shares outstanding, respectively	1	1
Additional paid-in capital	12,893	12,473
Retained earnings (deficit)	986	1,346
Treasury stock, at cost; 7,948,461 and 2,915,682 shares, respectively	(306)	(118)
Accumulated other comprehensive income (loss)	2,702	716
Total Brighthouse Financial, Inc.’s stockholders’ equity	16,276	14,418
Noncontrolling interests	65	65
Total equity	16,341	14,483
Total liabilities and equity	$221,212	$206,294
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$232	$223	$459	$452
Universal life and investment-type product policy fees	888	962	1,763	1,964
Net investment income	942	806	1,753	1,623
Other revenues	96	98	188	203
Net investment gains (losses)	63	(75)	52	(79)
Net derivative gains (losses)	149	(312)	(1,154)	(646)
Total revenues	2,370	1,702	3,061	3,517
Expenses
Policyholder benefits and claims	845	813	1,617	1,551
Interest credited to policyholder account balances	265	269	523	536
Amortization of deferred policy acquisition costs and value of business acquired	170	246	192	551
Other expenses	621	691	1,213	1,309
Total expenses	1,901	2,019	3,545	3,947
Income (loss) before provision for income tax	469	(317)	(484)	(430)
Provision for income tax expense (benefit)	85	(79)	(133)	(127)
Net income (loss)	384	(238)	(351)	(303)
Less: Net income (loss) attributable to noncontrolling interests	—	1	2	3
Net income (loss) attributable to Brighthouse Financial, Inc.	384	(239)	(353)	(306)
Less: Preferred stock dividends	7	—	7	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$377	$(239)	$(360)	$(306)
Comprehensive income (loss)	$1,416	$(160)	$1,635	$(1,085)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	1	2	3
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,416	$(161)	$1,633	$(1,088)

Earnings per common share:
Basic	$3.28	$(2.01)	$(3.10)	$(2.56)
Diluted	$3.27	$(2.01)	$(3.10)	$(2.56)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(52)		(52)		(52)
Share-based compensation			4				4		4
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(737)			(737)	2	(735)
Other comprehensive income (loss), net of income tax						954	954		954
Balance at March 31, 2019	—	1	12,889	609	(170)	1,670	14,999	65	15,064
Treasury stock acquired in connection with share repurchases					(136)		(136)		(136)
Share-based compensation			4				4		4
Dividends on preferred stock				(7)			(7)		(7)
Net income (loss)				384			384	—	384
Other comprehensive income (loss), net of income tax						1,032	1,032		1,032
Balance at June 30, 2019	$—	$1	$12,893	$986	$(306)	$2,702	$16,276	$65	$16,341

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$—	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle and other, net of income tax				75		(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	—	1,597	14,511	65	14,576
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(67)			(67)	2	(65)
Other comprehensive income (loss), net of income tax						(860)	(860)		(860)
Balance at March 31, 2018	—	1	12,432	414	—	737	13,584	65	13,649
Share-based compensation			12				12		12
Change in noncontrolling interests							—	(1)	(1)
Net income (loss)				(239)			(239)	1	(238)
Other comprehensive income (loss), net of income tax						78	78		78
Balance at June 30, 2018	$—	$1	$12,444	$175	$—	$815	$13,435	$65	$13,500
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$809	$1,017
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,102	7,601
Equity securities	16	12
Mortgage loans	542	299
Real estate limited partnerships and limited liability companies	1	82
Other limited partnership interests	143	75
Purchases of:
Fixed maturity securities	(9,263)	(7,394)
Equity securities	(3)	(1)
Mortgage loans	(1,973)	(1,916)
Real estate limited partnerships and limited liability companies	(9)	(27)
Other limited partnership interests	(200)	(99)
Cash received in connection with freestanding derivatives	725	722
Cash paid in connection with freestanding derivatives	(1,341)	(1,570)
Net change in policy loans	79	65
Net change in short-term investments	(789)	135
Net change in other invested assets	38	(7)
Net cash provided by (used in) investing activities	(2,932)	(2,023)
Cash flows from financing activities
Policyholder account balances:
Deposits	3,794	3,018
Withdrawals	(1,504)	(1,567)
Net change in payables for collateral under securities loaned and other transactions	(963)	96
Long-term debt issued	1,000	—
Long-term debt repaid	(601)	(6)
Preferred stock issued, net of issuance costs	412	—
Dividends on preferred stock	(7)	—
Treasury stock acquired in connection with share repurchases	(188)	—
Financing element on certain derivative instruments and other derivative related transactions, net	44	(226)
Other, net	(28)	(31)
Net cash provided by (used in) financing activities	1,959	1,284
Change in cash, cash equivalents and restricted cash	(164)	278
Cash, cash equivalents and restricted cash, beginning of period	4,145	1,857
Cash, cash equivalents and restricted cash, end of period	$3,981	$2,135
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$92	$80
Income tax	$5	$3

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 which had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of June 30, 2019 are summarized in the table below.

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
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.

The amendments are currently effective on January 1, 2021. On July 17, 2019 the FASB tentatively decided to extend the effective date of the ASU by one year. The FASB intends to release an exposure draft, which if adopted, will change the effective date for the Company to January 1, 2022.

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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community. Adjusted earnings should not be viewed as a substitute for net income (loss) available to BHF’s common shareholders and excludes net income (loss) attributable to noncontrolling interests and preferred stock dividends.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2019 and 2018 and at June 30, 2019 and December 31, 2018. The segment accounting policies are the same as those used to prepare the Company’s condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
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

	Operating Results
Three Months Ended June 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$323	$72	$2	$(85)	$312
Provision for income tax expense (benefit)	58	14	—	(21)	51
Post-tax adjusted earnings	265	58	2	(64)	261
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	7	7
Adjusted earnings	$265	$58	$2	$(71)	254
Adjustments for:
Net investment gains (losses)					63
Net derivative gains (losses)					149
Other adjustments to net income					(55)
Provision for income tax (expense) benefit					(34)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$377

Interest revenue	$470	$116	$339	$17
Interest expense	$—	$—	$—	$48

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$266	$46	$(8)	$(124)	$180
Provision for income tax expense (benefit)	45	9	(2)	(26)	26
Post-tax adjusted earnings	221	37	(6)	(98)	154
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	1	1
Adjusted earnings	$221	$37	$(6)	$(99)	153
Adjustments for:
Net investment gains (losses)					(75)
Net derivative gains (losses)					(312)
Other adjustments to net income					(110)
Provision for income tax (expense) benefit					105
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(239)

Interest revenue	$376	$111	$314	$11
Interest expense	$—	$—	$—	$37

	Operating Results
Six Months Ended June 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$684	$103	$(44)	$(157)	$586
Provision for income tax expense (benefit)	124	20	(10)	(43)	91
Post-tax adjusted earnings	560	83	(34)	(114)	495
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	9	9
Adjusted earnings	$560	$83	$(34)	$(123)	486
Adjustments for:
Net investment gains (losses)					52
Net derivative gains (losses)					(1,154)
Other adjustments to net income					32
Provision for income tax (expense) benefit					224
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(360)

Interest revenue	$891	$213	$615	$34
Interest expense	$—	$—	$—	$95

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Six Months Ended June 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$538	$127	$55	$(210)	$510
Provision for income tax expense (benefit)	91	24	11	(55)	71
Post-tax adjusted earnings	447	103	44	(155)	439
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	3	3
Adjusted earnings	$447	$103	$44	$(158)	436
Adjustments for:
Net investment gains (losses)					(79)
Net derivative gains (losses)					(646)
Other adjustments to net income					(215)
Provision for income tax (expense) benefit					198
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(306)

Interest revenue	$739	$219	$657	$22
Interest expense	$—	$—	$—	$74

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Annuities	$1,194	$1,146	$2,311	$2,293
Life	330	339	633	708
Run-off	527	510	1,003	1,058
Corporate & Other	42	31	85	65
Adjustments	277	(324)	(971)	(607)
Total	$2,370	$1,702	$3,061	$3,517

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2019	December 31, 2018
	(In millions)
Annuities	$152,948	$141,489
Life	20,854	20,449
Run-off	34,245	32,393
Corporate & Other	13,165	11,963
Total	$221,212	$206,294

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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$103,866		$59,924		$96,865		$55,967
Separate account value	$98,907		$58,727		$91,837		$54,731
Net amount at risk	$7,044	(4)	$3,584	(5)	$11,073	(4)	$4,128	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	June 30, 2019	December 31, 2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,028	$6,099
Net amount at risk (6)	$72,121	$73,131
Average attained age of policyholders	66 years	65 years

Variable Life Contracts
Total account value (3)	$3,325	$3,230
Net amount at risk (6)	$22,139	$23,004
Average attained age of policyholders	50 years	50 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	June 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities: (2)
U.S. corporate	$26,149	$2,221	$88	$—	$28,282	$24,312	$830	$669	$—	$24,473
U.S. government and agency	5,506	1,763	—	—	7,269	7,944	1,263	112	—	9,095
RMBS	9,003	425	21	(4)	9,411	8,428	246	129	(2)	8,547
Foreign corporate	9,154	536	105	—	9,585	8,183	159	316	—	8,026
CMBS	5,062	254	4	—	5,312	5,292	43	88	(1)	5,248
State and political subdivision	3,198	648	—	—	3,846	3,200	412	15	—	3,597
ABS	1,832	24	9	—	1,847	2,135	13	22	—	2,126
Foreign government	1,458	204	3	—	1,659	1,426	102	32	—	1,496
Total fixed maturity securities	$61,362	$6,075	$230	$(4)	$67,211	$60,920	$3,068	$1,383	$(3)	$62,608

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

The Company held non-income producing fixed maturity securities with an estimated fair value of $32 million and less than $1 million with unrealized gains (losses) of ($2) million and less than $1 million at June 30, 2019 and December 31, 2018, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,670	$7,069	$12,313	$24,413	$15,897	$61,362
Estimated fair value	$1,681	$7,264	$12,967	$28,729	$16,570	$67,211

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

	June 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$1,342	$41	$1,235	$47	$10,584	$470	$2,328	$199
U.S. government and agency	139	—	58	—	412	8	1,543	104
RMBS	145	3	1,421	14	1,627	26	2,611	101
Foreign corporate	740	27	805	78	3,982	203	774	113
CMBS	78	—	263	4	2,317	53	803	34
State and political subdivision	5	—	36	—	346	7	158	8
ABS	564	4	357	5	1,422	21	70	1
Foreign government	70	3	—	—	521	26	132	6
Total fixed maturity securities	$3,083	$78	$4,175	$148	$21,211	$814	$8,419	$566
Total number of securities in an unrealized loss position	660		521		3,027		1,028

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at June 30, 2019.
Gross unrealized losses on fixed maturity securities decreased $1.2 billion during the six months ended June 30, 2019 to $226 million. The decrease in gross unrealized losses for the six months ended June 30, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At June 30, 2019, $8 million of the total $226 million of gross unrealized losses were from seven fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$9,267	61.5%	$8,529	62.3%
Agricultural	3,248	21.5	2,946	21.5
Residential	2,627	17.4	2,276	16.6
Subtotal (1)	15,142	100.4	13,751	100.4
Valuation allowances (2)	(64)	(0.4)	(57)	(0.4)
Total mortgage loans, net	$15,078	100.0%	$13,694	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $86 million and $563 million for the three months and six months ended June 30, 2019, respectively, and $518 million and $604 million for the three months and six months ended June 30, 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
June 30, 2019
Loan-to-value ratios:
Less than 65%	$8,197	$121	$113	$8,431	91.0%	$8,818	91.1%
65% to 75%	688	—	—	688	7.4	712	7.4
76% to 80%	139	—	9	148	1.6	148	1.5
Total	$9,024	$121	$122	$9,267	100.0%	$9,678	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,470	$89	$34	$7,593	89.0%	$7,668	89.0%
65% to 75%	762	—	24	786	9.2	798	9.3
76% to 80%	141	—	9	150	1.8	145	1.7
Total	$8,373	$89	$67	$8,529	100.0%	$8,611	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$2,896	89.1%	$2,623	89.0%
65% to 75%	350	10.8	322	10.9
76% to 80%	2	0.1	1	0.1
Total	$3,248	100.0%	$2,946	100.0%

The estimated fair value of agricultural mortgage loans was $3.3 billion and $2.9 billion at June 30, 2019 and December 31, 2018, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	June 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,590	98.6%	$2,240	98.4%
Nonperforming	37	1.4	36	1.6
Total	$2,627	100.0%	$2,276	100.0%

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The estimated fair value of residential mortgage loans was $2.7 billion and $2.3 billion at June 30, 2019 and December 31, 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due or in nonaccrual status at either June 30, 2019 or December 31, 2018. Agricultural mortgage loans past due totaled $6 million and less than $1 million at June 30, 2019 and December 31, 2018, respectively. The Company had no agricultural mortgage loans in nonaccrual status at either June 30, 2019 or December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $37 million and $36 million at June 30, 2019 and December 31, 2018, respectively. During the three months and six months ended June 30, 2019 and 2018, the Company did not have a significant number of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 90% of other invested assets. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Cash Equivalents
The carrying value of cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $1.0 billion and $3.1 billion at June 30, 2019 and December 31, 2018, respectively.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities	$5,849	$1,691
Derivatives	257	264
Other	(13)	(13)
Subtotal	6,093	1,942
Amounts allocated from:
Future policy benefits	(2,318)	(886)
DAC, VOBA and DSI	(300)	(90)
Subtotal	(2,618)	(976)
Deferred income tax benefit (expense)	(730)	(203)
Net unrealized investment gains (losses)	$2,745	$763

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2019
(In millions)
Balance, December 31, 2018	$763
Unrealized investment gains (losses) during the period	4,151
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,432)
DAC, VOBA and DSI	(210)
Deferred income tax benefit (expense)	(527)
Balance, June 30, 2019	$2,745
Change in net unrealized investment gains (losses)	$1,982

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2019 and December 31, 2018.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2019	December 31, 2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,038	$3,056
Estimated fair value	$2,973	$3,628
Cash collateral received from counterparties (2)	$3,023	$3,646
Security collateral received from counterparties (3)	$18	$55
Reinvestment portfolio — estimated fair value	$3,072	$3,658
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,446	$686	$891	$3,023	$1,474	$1,823	$349	$3,646
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2019 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 55% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at June 30, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	June 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,991	$8,176
Invested assets held in trust (reinsurance agreements) (2)	4,087	3,455
Invested assets pledged as collateral (3)	3,336	3,341
Total invested assets on deposit, held in trust and pledged as collateral	$16,414	$14,972
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $171 million and $55 million of the assets on deposit balance represents restricted cash at June 30, 2019 and December 31, 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $52 million and $87 million of the assets held in trust balance represents restricted cash at June 30, 2019 and December 31, 2018, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at June 30, 2019 or December 31, 2018.
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
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,477	$12,865	$13,099	$13,099
Limited partnerships and LLCs	1,774	3,003	1,756	3,145
Total	$15,251	$15,868	$14,855	$16,244

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$679	$638	$1,332	$1,266
Equity securities	1	2	4	4
Mortgage loans	176	128	335	246
Policy loans	17	34	33	50
Real estate limited partnerships and limited liability companies	12	10	20	24
Other limited partnership interests	76	25	76	90
Cash, cash equivalents and short-term investments	23	7	37	13
Other	6	11	19	22
Subtotal	990	855	1,856	1,715
Less: Investment expenses	48	49	103	92
Net investment income	$942	$806	$1,753	$1,623

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fixed maturity securities	$68	$(65)	$53	$(104)
Equity securities	1	(3)	11	(4)
Mortgage loans	(3)	(3)	(7)	(7)
Real estate limited partnerships and limited liability companies	1	—	—	42
Other limited partnership interests	(3)	—	(5)	—
Other	(1)	(4)	—	(6)
Total net investment gains (losses)	$63	$(75)	$52	$(79)

Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$3,679	$2,476	$6,958	$5,337
Gross investment gains	$106	$9	$173	$12
Gross investment losses	(38)	(74)	(120)	(116)
Net investment gains (losses)	$68	$(65)	$53	$(104)

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
If a derivative is not designated or did not qualify as an accounting hedge, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except for economic hedges of limited partnerships and LLCs which are presented in net investment income.
The Company generally reports cash received or paid for a derivative in the investing activity section of the statement of cash flows except for cash flows of certain derivative options with deferred premiums, which are reported in the financing activity section of the statement of cash flows.
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
The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative or hedged item expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.
When hedge accounting is discontinued the derivative is carried at its estimated fair value on the balance sheet, with changes in its estimated fair value recognized in the current period as net derivative gains (losses). The changes in estimated fair value of derivatives previously recorded in OCI related to discontinued cash flow hedges are released into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item. When the hedged item matures or is sold, or the forecasted transaction is not probable of occurring, the Company immediately reclassifies any remaining balances in OCI to net derivative gains (losses).
Embedded Derivatives
The Company has certain insurance and reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; index-linked annuities that are directly written or assumed through reinsurance; and ceded reinsurance of variable annuity GMIBs. Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets. Changes in the estimated fair value of the embedded derivative are reported in net derivative gains (losses).
Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks, including interest rate, foreign currency exchange rate, credit and equity market.
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
Interest Rate Derivatives
Interest rate swaps: The Company primarily uses interest rate swaps to hedge interest rate exposure in variable annuity products and minimum guarantees embedded in universal life products. Interest rate swaps are used in nonqualifying hedging relationships.
Interest rate caps: The Company uses interest rate caps to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities. Interest rate caps are used in nonqualifying hedging relationships.
Interest rate futures: The Company uses exchange-traded interest rate futures contracts to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Exchange-traded interest rate futures are used in nonqualifying hedging relationships.
Swaptions: The Company uses swaptions to hedge interest rate risk associated with the Company’s variable annuity and universal life products. Swaptions are used in nonqualifying hedging relationships. Swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to hedge minimum guarantees embedded in universal life products. Interest rate forwards are used in nonqualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Foreign Currency Exchange Rate Derivatives
Foreign currency swaps: The Company uses foreign currency swaps to convert foreign currency denominated cash flows to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Foreign currency swaps are used in cash flow and nonqualifying hedging relationships.
Foreign currency forwards: The Company uses foreign currency forwards to hedge currency exposure on its invested assets. Foreign currency forwards are used in nonqualifying hedging relationships.
Credit Derivatives
Credit default swaps: The Company uses credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable (written credit protection), or to reduce credit loss exposure on certain assets that the Company owns (purchased credit protection). Credit default swaps are used in nonqualifying hedging relationships.
Equity Derivatives
Equity futures: The Company uses exchange-traded equity futures to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Exchange-traded equity futures are used in nonqualifying hedging relationships.
Equity index options: The Company uses equity index options primarily to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity index options to hedge index-linked annuity products against adverse changes in equity markets. Equity index options are used in nonqualifying hedging relationships.
Equity total return swaps: The Company uses equity total return swaps to hedge minimum guarantees embedded in certain variable annuity products against adverse changes equity markets. Equity total return swaps are used in nonqualifying hedging relationships.
Equity variance swaps: The Company uses equity variance swaps to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Equity variance swaps are used in nonqualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, held at:

		June 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Foreign currency swaps	Foreign currency exchange rate	$2,698	$233	$38	$2,524	$211	$30
Total qualifying hedges		2,698	233	38	2,524	211	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	7,960	873	37	10,747	528	558
Interest rate caps	Interest rate	3,350	4	—	3,350	21	—
Interest rate futures	Interest rate	—	—	—	54	—	—
Interest rate options	Interest rate	25,445	753	111	17,168	168	61
Interest rate forwards	Interest rate	2,237	16	—	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,108	114	16	1,409	101	18
Foreign currency forwards	Foreign currency exchange rate	138	—	—	125	—	—
Credit default swaps — purchased	Credit	12	—	—	98	3	—
Credit default swaps — written	Credit	1,905	33	—	1,820	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	43,450	731	1,627	45,815	1,372	1,207
Equity variance swaps	Equity market	5,574	95	247	5,574	80	232
Equity total return swaps	Equity market	5,061	4	92	3,920	280	3
Total non-designated or nonqualifying derivatives		96,240	2,623	2,130	90,249	2,567	2,082
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	253	—	N/A	228	—
Direct guaranteed minimum benefits	Other	N/A	—	1,670	N/A	—	1,642
Direct index-linked annuities	Other	N/A	—	1,516	N/A	—	488
Assumed index-linked annuities	Other	N/A	—	188	N/A	—	96
Total embedded derivatives		N/A	253	3,374	N/A	228	2,226
Total		$98,938	$3,109	$5,542	$92,773	$3,006	$4,338

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$6	$—	$—	$—	$—
Foreign currency exchange rate derivatives	16	(23)	9	—	75
Total cash flow hedges	22	(23)	9	—	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	917	—	—	—	—
Foreign currency exchange rate derivatives	30	(3)	—	—	—
Credit derivatives	12	—	—	—	—
Equity derivatives	(344)	—	—	—	—
Embedded derivatives	(462)	—	—	—	—
Total non-qualifying hedges	153	(3)	—	—	—
Total	$175	$(26)	$9	$—	$75
Three Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(2)	$3	$—	$—	$—
Total fair value hedges	(2)	3	—	—	—
Cash flow hedges:
Interest rate derivatives	9	—	2	—	—
Foreign currency exchange rate derivatives	(1)	—	7	—	111
Total cash flow hedges	8	—	9	—	111
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(151)	—	—	—	—
Foreign currency exchange rate derivatives	60	(3)	—	—	—
Credit derivatives	—	—	—	—	—
Equity derivatives	(423)	—	—	—	—
Embedded derivatives	196	—	—	(1)	—
Total non-qualifying hedges	(318)	(3)	—	(1)	—
Total	$(312)	$—	$9	$(1)	$111

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Six Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$1	$—	$—
Foreign currency exchange rate derivatives	19	(23)	17	—	41
Total cash flow hedges	47	(23)	18	—	41
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,249	—	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—	—
Credit derivatives	30	—	—	—	—
Equity derivatives	(1,790)	—	—	—	—
Embedded derivatives	(686)	—	—	—	—
Total non-qualifying hedges	(1,175)	(3)	—	—	—
Total	$(1,128)	$(26)	$18	$—	$41
Six Months Ended June 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(10)	$10	$—	$—	$—
Total fair value hedges	(10)	10	—	—	—
Cash flow hedges:
Interest rate derivatives	16	—	4	—	(2)
Foreign currency exchange rate derivatives	(1)	—	11	—	37
Total cash flow hedges	15	—	15	—	35
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(924)	—	—	—	—
Foreign currency exchange rate derivatives	23	(1)	—	—	—
Credit derivatives	(4)	—	—	—	—
Equity derivatives	(457)	—	—	—	—
Embedded derivatives	702	—	—	(2)	—
Total non-qualifying hedges	(660)	(1)	—	(2)	—
Total	$(655)	$9	$15	$(2)	$35

At June 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $257 million and $264 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$11	$828	2.0	$8	$689	2.0
Baa	22	1,077	4.9	3	1,131	5.0
Total	$33	$1,905	3.7	$11	$1,820	3.9
__________________

(1)
The Company has written credit protection on both single name and index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings. If no rating is available from a rating agency, then an internally developed rating is used.

(2)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
Counterparty Credit Risk
The Company may be exposed to credit-related losses in the event of counterparty nonperformance on derivative instruments. Generally, the credit exposure is the fair value at the reporting date less any collateral received from the counterparty.
The Company manages its credit risk by: (i) entering into derivative transactions with creditworthy counterparties governed by master netting agreements; (ii) trading through regulated exchanges and central clearing counterparties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single party credit exposures which are subject to periodic management review.
See Note 6 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Off-balance Sheet Securities Collateral (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2019
Derivative assets	$2,894	$(1,314)	$(997)	$583	$(574)	$9
Derivative liabilities	$2,155	$(1,314)	$—	$841	$(841)	$—
December 31, 2018
Derivative assets	$2,833	$(1,671)	$(1,062)	$100	$(86)	$14
Derivative liabilities	$2,104	$(1,671)	$—	$433	$(433)	$—
__________________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
The Company’s collateral arrangements generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. Certain of these arrangements also include credit contingent provisions which permit the party with positive fair value to terminate the derivative at the current fair value or demand immediate full collateralization from the party in a net liability position, in the event that the financial strength or credit rating of the party in a net liability position falls below a certain level.
The following table presents the aggregate estimated fair value of derivatives in a net liability position containing such credit contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments.

	June 30, 2019	December 31, 2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$841	$433
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,126	$797
__________________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit contingent provisions of derivative contracts in a net liability position were triggered minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	June 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$27,907	$375	$28,282
U.S. government and agency	1,566	5,703	—	7,269
RMBS	—	9,357	54	9,411
Foreign corporate	—	9,195	390	9,585
CMBS	—	5,298	14	5,312
State and political subdivision	—	3,772	74	3,846
ABS	—	1,807	40	1,847
Foreign government	—	1,659	—	1,659
Total fixed maturity securities	1,566	64,698	947	67,211
Equity securities	16	133	4	153
Short-term investments	521	266	6	793
Derivative assets: (1)
Interest rate	—	1,646	—	1,646
Foreign currency exchange rate	—	336	11	347
Credit	—	23	10	33
Equity market	—	731	99	830
Total derivative assets	—	2,736	120	2,856
Embedded derivatives within asset host contracts (2)	—	—	253	253
Separate account assets	322	105,892	—	106,214
Total assets	$2,425	$173,725	$1,330	$177,480
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$148	$—	$148
Foreign currency exchange rate	—	50	4	54
Equity market	—	1,716	250	1,966
Total derivative liabilities	—	1,914	254	2,168
Embedded derivatives within liability host contracts (2)	—	—	3,374	3,374
Total liabilities	$—	$1,914	$3,628	$5,542

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2019.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Structured Securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt service coverage ratios. Other issuance-specific information is also used, including, but not limited to; collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
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
Embedded Derivatives
Embedded derivatives principally include certain direct and ceded variable annuity guarantees and equity crediting rates within index-linked annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
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

					June 30, 2019		December 31, 2018		Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range		Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	11.31%	0.02%	11.31%	Decrease (1)
			•	Lapse rates	0.25%	16.00%	0.25%	16.00%	Decrease (2)
			•	Utilization rates	0.00%	25.00%	0.00%	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	10.00%	0.25%	10.00%	(4)
			•	Long-term equity volatilities	16.50%	22.00%	16.50%	22.00%	Increase (5)
			•	Nonperformance risk spread	0.94%	2.43%	1.91%	2.66%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2019
Balance, beginning of period	$697	$228	$74	$—	$4	$—	$(136)	$(2,436)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(1)	(462)	—
Total realized/unrealized gains (losses) included in AOCI	1	1	—	—	—	—	4	—	—
Purchases (7)	64	15	—	—	—	6	—	—	—
Sales (7)	(49)	(9)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(223)	—
Transfers into Level 3 (8)	124	61	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(72)	(188)	—	—	—	—	(1)	—	—
Balance, end of period	$765	$108	$74	$—	$4	$6	$(134)	$(3,121)	$—
Three Months Ended June 30, 2018
Balance, beginning of period	$1,906	$1,206	$—	$—	$123	$—	$(273)	$(1,293)	$7
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	6	5	—	—	—	—	(13)	195	—
Total realized/unrealized gains (losses) included in AOCI	(72)	—	2	—	—	—	—	—	—
Purchases (7)	81	203	2	—	—	—	2	—	—
Sales (7)	(25)	(54)	—	—	(3)	—	—	—	(3)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(143)	(1)
Transfers into Level 3 (8)	3	—	4	—	—	—	—	—	1
Transfers out of Level 3 (8)	(27)	(92)	—	—	—	—	—	—	—
Balance, end of period	$1,872	$1,268	$8	$—	$120	$—	$(284)	$(1,241)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(1)	$(538)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (9)	$6	$5	$—	$—	$—	$—	$(13)	$198	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2019
Balance, beginning of period	$732	$173	$74	$—	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(10)	(686)	—
Total realized/unrealized gains (losses) included in AOCI	10	2	—	—	—	—	1	—	—
Purchases (7)	67	15	—	—	—	6	—	—	—
Sales (7)	(55)	(27)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(437)	—
Transfers into Level 3 (8)	141	87	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(130)	(142)	—	—	—	—	(3)	—	—
Balance, end of period	$765	$108	$74	$—	$4	$6	$(134)	$(3,121)	$—
Six Months Ended June 30, 2018
Balance, beginning of period	$1,997	$1,230	$—	$5	$124	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	9	11	—	—	(1)	—	(8)	700	—
Total realized/unrealized gains (losses) included in AOCI	(80)	(9)	3	—	—	—	—	—	—
Purchases (7)	136	213	2	—	—	—	3	—	1
Sales (7)	(165)	(120)	—	(2)	(3)	(14)	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(281)	(1)
Transfers into Level 3 (8)	34	—	3	—	—	—	—	—	—
Transfers out of Level 3 (8)	(59)	(57)	—	(3)	—	—	—	—	—
Balance, end of period	$1,872	$1,268	$8	$—	$120	$—	$(284)	$(1,241)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(9)	$(826)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2018 (9)	$7	$11	$—	$—	$—	$—	$(8)	$904	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,078	$—	$—	$15,658	$15,658
Policy loans	$1,342	$—	$580	$999	$1,579
Other invested assets	$63	$—	$50	$13	$63
Premiums, reinsurance and other receivables	$1,826	$—	$109	$1,996	$2,105
Liabilities
Policyholder account balances	$15,456	$—	$—	$15,059	$15,059
Long-term debt	$4,365	$—	$3,126	$1,000	$4,126
Other liabilities	$478	$—	$257	$221	$478
Separate account liabilities	$1,155	$—	$1,155	$—	$1,155

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

7. Long-term Debt
Revolving Credit Facility
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement with respect to a $1.0 billion senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Facility replaced BHF’s former $2.0 billion senior unsecured revolving credit facility, which was scheduled to mature in December 2021. Debt issuance costs incurred related to the 2019 Revolving Credit Facility were not significant.
Term Loan Facility
On February 1, 2019, BHF entered into a term loan agreement with respect to a $1.0 billion unsecured term loan facility (as amended, the “2019 Term Loan Facility”) scheduled to mature in February 2024. On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated its former term loan facility due December 2, 2019 (the “2017 Term Loan Facility”) without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder of the proceeds to be used for general corporate purposes. Debt issuance costs incurred related to the 2019 Term Loan Facility were not significant.
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
On May 15, 2019, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock. The dividend was paid on June 25, 2019 to stockholders of record as of June 10, 2019.
Common Stock Repurchase Program
On May 3, 2019, BHF authorized the repurchase of up to an additional $400 million of its common stock. Repurchases made under such authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, from time to time at management’s discretion in accordance with applicable federal securities laws.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

During the three months and six months ended June 30, 2019, BHF repurchased 3,575,842 shares and 4,993,424 shares, respectively, of its common stock through open market purchases, pursuant to 10b5-1 plans, for $136 million and $188 million, respectively. At June 30, 2019, BHF had $307 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, March 31, 2019	$1,580	$140	$(27)	$(23)	$1,670
OCI before reclassifications	1,293	75	7	—	1,375
Deferred income tax benefit (expense)	(271)	(16)	—	—	(287)
AOCI before reclassifications, net of income tax	2,602	199	(20)	(23)	2,758
Amounts reclassified from AOCI	(48)	(22)	—	—	(70)
Deferred income tax benefit (expense)	10	4	—	—	14
Amounts reclassified from AOCI, net of income tax	(38)	(18)	—	—	(56)
Balance, June 30, 2019	$2,564	$181	$(20)	$(23)	$2,702

	Three Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, March 31, 2018	$695	$87	$(22)	$(23)	$737
OCI before reclassifications	(65)	111	4	—	50
Deferred income tax benefit (expense)	30	(23)	(1)	(1)	5
AOCI before reclassifications, net of income tax	660	175	(19)	(24)	792
Amounts reclassified from AOCI	42	(10)	—	—	32
Deferred income tax benefit (expense)	(12)	3	—	—	(9)
Amounts reclassified from AOCI, net of income tax	30	(7)	—	—	23
Balance, June 30, 2018	$690	$168	$(19)	$(24)	$815

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	2,545	41	7	(3)	2,590
Deferred income tax benefit (expense)	(534)	(9)	—	—	(543)
AOCI before reclassifications, net of income tax	2,587	219	(20)	(23)	2,763
Amounts reclassified from AOCI	(29)	(48)	—	—	(77)
Deferred income tax benefit (expense)	6	10	—	—	16
Amounts reclassified from AOCI, net of income tax	(23)	(38)	—	—	(61)
Balance, June 30, 2019	$2,564	$181	$(20)	$(23)	$2,702

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle, net of income tax	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,138)	35	6	3	(1,094)
Deferred income tax benefit (expense)	259	(7)	(1)	(1)	250
AOCI before reclassifications, net of income tax	614	182	(19)	(24)	753
Amounts reclassified from AOCI	100	(18)	—	—	82
Deferred income tax benefit (expense)	(24)	4	—	—	(20)
Amounts reclassified from AOCI, net of income tax	76	(14)	—	—	62
Balance, June 30, 2018	$690	$168	$(19)	$(24)	$815
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$70	$(42)	$55	$(101)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	—	1	Net investment income
Net unrealized investment gains (losses)	(22)	—	(26)	—	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	48	(42)	29	(100)
Income tax (expense) benefit	(10)	12	(6)	24
Net unrealized investment gains (losses), net of income tax	38	(30)	23	(76)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	6	10	28	16	Net derivative gains (losses)
Interest rate swaps	—	2	1	2	Net investment income
Interest rate forwards	—	(1)	—	—	Net derivative gains (losses)
Interest rate forwards	—	—	—	1	Net investment income
Foreign currency swaps	16	(1)	19	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	22	10	48	18
Income tax (expense) benefit	(4)	(3)	(10)	(4)
Gains (losses) on cash flow hedges, net of income tax	18	7	38	14
Total reclassifications, net of income tax	$56	$(23)	$61	$(62)

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
Other revenues consisted primarily of 12b-1 fees of $85 million and $167 million for the three months and six months ended June 30, 2019, respectively, and $91 million and $184 million for the three months and six months ended June 30, 2018, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Compensation	$80	$83	$162	$153
Contracted services and other labor costs	65	77	112	126
Transition services agreements	65	71	132	145
Establishment costs	38	56	72	103
Premium and other taxes, licenses and fees	13	26	20	43
Separate account fees	122	132	242	268
Volume related costs, excluding compensation, net of DAC capitalization	153	166	317	325
Interest expense on debt	48	37	95	74
Other	37	43	61	72
Total other expenses	$621	$691	$1,213	$1,309

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

10. Earnings Per Common Share
The following table sets forth the calculation of earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$377	$(239)	$(360)	$(306)

Weighted average common shares outstanding — basic	114,931,224	119,773,106	115,863,127	119,773,106
Dilutive effect of share-based awards	605,430	—	—	—
Weighted average common shares outstanding — diluted	115,536,654	119,773,106	115,863,127	119,773,106

Earnings per common share:
Basic	$3.28	$(2.01)	$(3.10)	$(2.56)
Diluted	$3.27	$(2.01)	$(3.10)	$(2.56)
Basic loss per common share equaled diluted loss per common share for the six months ended June 30, 2019 and the three months and six months ended June 30, 2018. The diluted shares were not utilized in the per share calculation for these periods, as the inclusion of such shares would have an antidilutive effect.
For the three months ended June 30, 2019, weighted average shares used for calculating earnings per diluted common share excludes 196,492 out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended June 30, 2019.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2019.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $297 million and $492 million at June 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion at both June 30, 2019 and December 31, 2018.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $124 million, with a cumulative maximum of $130 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million and $2 million at June 30, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.
12. Related Party Transactions
The following table summarizes income and expense from affiliated transactions with MetLife prior to the MetLife Divestiture (see Note 1) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Income (1)	$—	$(101)	$—	$(182)
Expense (2)	$—	$55	$—	$133

__________________

(1)	Primarily includes the net impact of reinsurance ceded to MetLife.

(2)	Primarily includes costs incurred with MetLife related to shared services, offset by reinsurance ceded to MetLife.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2019 (the “2018 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “First Quarter Form 10-Q”) filed with the SEC on May 7, 2019; and (iv) our current reports on Form 8-K filed in 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$462	$(318)	$(493)	$(433)
Less: Provision for income tax expense (benefit)	85	(79)	(133)	(127)
Net income (loss) available to shareholders (1)	$377	$(239)	$(360)	$(306)

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	$305	$179	$577	$507
Less: Provision for income tax expense (benefit)	51	26	91	71
Adjusted earnings	$254	$153	$486	$436
______________

(1)
We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.

For the three months ended June 30, 2019, we had net income available to shareholders of $377 million and adjusted earnings of $254 million, compared to a net loss available to shareholders of $239 million and adjusted earnings of $153 million for the three months ended June 30, 2018. The net income available to shareholders for the three months ended June 30, 2019 was driven primarily by the favorable changes in the fair value of the universal life with secondary guarantees (“ULSG”) hedge program from the significant decline in interest rates as well as favorable comparative results in guaranteed minimum living benefits (“GMLB”) Riders and higher adjusted earnings. For the six months ended June 30, 2019, we had a net loss available to shareholders of $360 million and adjusted earnings of $486 million, compared to a net loss available to shareholders of $306 million and adjusted earnings of $436 million for the six months ended June 30, 2018. The net loss available to shareholders for the six months ended June 30, 2019 was driven by net unfavorable comparative results in GMLB Riders from higher relative equity markets and declining interest rates, offset by favorable changes in the fair value of the ULSG hedge program from declining interest rates as well as higher adjusted earnings.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2019.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2018 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in the 2018 Annual Report, as amended or supplemented herein.

NAIC
The National Association of Insurance Commissioners (“NAIC”) is an organization, whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
The NAIC adopted a revised framework for statutory accounting, reserve and capital requirements for variable annuities in August 2018. The framework is designed to mitigate the motivation for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 (“AG 43”) and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. The changes to AG 43 and RBC C3 Phase II are intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. On August 6, 2019, the NAIC adopted changes to AG 43 and submitted the RBC C3 Phase II changes for NAIC Executive Committee and Plenary consent (which will be adopted after 10 days, unless otherwise objected to in accordance with the NAIC bylaws). The changes will become effective as of January 1, 2020, with early adoption permitted as of December 31, 2019.
The adopted changes will apply to all of our existing variable annuity business and may materially change the sensitivity of reserve and capital requirements to capital markets, including interest rate, equity markets and volatility, our estimates of which historically did not reflect the impact of variable annuity capital reform or changes in tax rates, as well as prescribed assumptions for policyholder behavior. We have not yet determined what impacts this reform will have on current risk mitigation and hedging programs. See “Risk Factors — Risk Related to Our Business — Our analyses of scenarios and sensitivities utilized in connection with our variable annuity risk management strategies involve significant estimates based on assumptions that may result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC Executive Committee and Plenary, a body comprised of all U.S. state insurance commissioners and the NAIC Executive Committee, adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our insurance subsidiaries’ RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the total adjusted capital (“TAC”) of each of our insurance subsidiaries was in excess of RBC levels required by regulators.
The NAIC has adopted a new approach for the calculation of life insurance reserves, known as principle-based reserving (“PBR”). PBR became operative on January 1, 2017 in those states where it has been adopted, to be followed by a three-year phase-in period for business issued on or after this date. With respect to the states in which our insurance subsidiaries are domiciled, the Delaware Department of Insurance implemented PBR on January 1, 2017, and New York enacted legislation adopting PBR in December 2018. At the same time, the New York Department of Financial Services adopted a temporary regulation to implement PBR while it develops a final regulation. PBR legislation was signed into law in Massachusetts in January 2019. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
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
Standard of Conduct Regulation
As a result of overlapping efforts by the Department of Labor, the NAIC, individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth — Standard of Conduct Regulation” in our 2018 Annual Report.
New SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, the package of new regulations (i) requires broker-dealers to act in the best interest of their retail clients without placing their own interests ahead of those of their clients when providing securities recommendations or advice; (ii) clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) imposes new disclosure requirements on broker-dealers and investment advisers aimed at ensuring investors understand the nature of their relationship with their investment professionals and, in the case of broker-dealers, disclosing all material facts about conflicts of interest; and (iv) restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.” The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from financial incentives in selling securities products.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their customers. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices. Per the timeline established by the SEC, broker-dealers will be required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the complexity of this package of regulations and the fact that it was just recently adopted, its likely impact on the distribution of our products is uncertain. It is also unclear whether Regulation Best Interest will have any preemptive effect on similar existing or forthcoming state-level standard of conduct regulations.
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
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings, which excludes net income (loss) attributable to noncontrolling interests and preferred stock dividends, as a measure of our performance that is not calculated in accordance with GAAP. We believe that this non-GAAP financial measure highlights our results of operations and the underlying profitability drivers of our business, as well as enhances the understanding of our performance by the investor community. However, adjusted earnings should not be viewed as a substitute for net income (loss) available to Brighthouse Financial, Inc.’s common shareholders, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) available to Brighthouse Financial, Inc.’s common shareholders.
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
Other Financial Disclosures
The following additional information is relevant to an understanding of our performance results:

•
We sometimes refer to sales activity for various products. Statistical sales information for life sales are calculated using the LIMRA (Life Insurance Marketing and Research Association) definition of sales for core direct sales, excluding company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life insurance. Annuity sales consist of 10% of direct statutory premiums, excluding company-sponsored internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2019 and 2018
Business Overview. Annuity sales increased 35% compared to the first six months of 2018 driven by higher sales of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities”), fixed indexed annuities and fixed annuities.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$232	$223	$459	$452
Universal life and investment-type product policy fees	888	962	1,763	1,964
Net investment income	942	806	1,753	1,623
Other revenues	96	98	188	203
Net investment gains (losses)	63	(75)	52	(79)
Net derivative gains (losses)	149	(312)	(1,154)	(646)
Total revenues	2,370	1,702	3,061	3,517
Expenses
Policyholder benefits and claims	845	813	1,617	1,551
Interest credited to policyholder account balances	265	269	523	536
Capitalization of DAC	(95)	(76)	(181)	(152)
Amortization of DAC and VOBA	170	246	192	551
Interest expense on debt	48	33	95	70
Other expenses	668	734	1,299	1,391
Total expenses	1,901	2,019	3,545	3,947
Income (loss) before provision for income tax	469	(317)	(484)	(430)
Provision for income tax expense (benefit)	85	(79)	(133)	(127)
Net income (loss)	384	(238)	(351)	(303)
Less: Net income (loss) attributable to noncontrolling interests	—	1	2	3
Net income (loss) attributable to Brighthouse Financial, Inc.	384	(239)	(353)	(306)
Less: Preferred stock dividends	7	—	7	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$377	$(239)	$(360)	$(306)

The table below shows the components of net income (loss) available to shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
GMLB Riders	$(233)	$(429)	(1,563)	$(423)
Other derivative instruments	344	(2)	480	(479)
Net investment gains (losses)	63	(75)	52	(79)
Other adjustments	(17)	9	(39)	41
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	305	179	577	507
Net income (loss) available to shareholders before provision for income tax	462	(318)	(493)	(433)
Provision for income tax expense (benefit)	85	(79)	(133)	(127)
Net income (loss) available to shareholders	$377	$(239)	$(360)	$(306)
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Net income available to shareholders before provision for income tax was $462 million ($377 million, net of income tax) an increase of $780 million ($616 million, net of income tax) from a loss before provision for income tax of $318 million ($239 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•	current period gains on interest rate swaps and swaptions in our ULSG hedge program from declining long-term interest rates;

•	lower losses from GMLB Riders, discussed in greater detail in “— GMLB Riders for the Three Months and Six Months Ended June 30, 2019 and 2018;”

•	higher net investment gains reflecting current period net gains on sales of fixed maturity securities compared to prior period losses; and

•	higher adjusted earnings, discussed in greater detail below.
The increase in income before provision for income tax was partially offset by higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment.
The provision for income tax in the current period led to an effective tax rate of 18%, compared to 25% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Net loss available to shareholders before provision for income tax was $493 million ($360 million, net of income tax), an increased loss of $60 million ($54 million, net of income tax) from a loss before provision for income tax of $433 million ($306 million, net of income tax) in the prior period.
The increased loss in income before provision for income tax was driven by the following key unfavorable items:

•	higher losses from GMLB Riders, discussed in greater detail in “— GMLB Riders for the Three Months and Six Months Ended June 30, 2019 and 2018;” and

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment.
The increased loss in income before provision for income tax was partially offset by the following key favorable items:

•	current period gains on interest rate swaps and swaptions in our ULSG hedge program from declining long-term interest rates;

•	higher net investment gains reflecting:

◦	current period net gains on sales of fixed maturity securities compared to prior period losses; and

◦	current period net mark-to-market gains on equity securities compared to prior period net losses, partially offset by

◦	prior period net gains on real estate limited partnerships; and

•	higher adjusted earnings, discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 27%, compared to 29% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
Three Months Ended June 30, 2019

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$41	$78	$432	$(174)	$377
Add: Provision for income tax expense (benefit)	58	14	(41)	54	85
Net income (loss) available to shareholders before provision for income tax	99	92	391	(120)	462
Less: GMLB Riders	(233)	—	—	—	(233)
Less: Other derivative instruments	(3)	11	337	(1)	344
Less: Net investment gains (losses)	13	9	68	(27)	63
Less: Other adjustments	(1)	—	(16)	—	(17)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	323	72	2	(92)	305
Less: Provision for income tax expense (benefit)	58	14	—	(21)	51
Adjusted earnings	$265	$58	$2	$(71)	$254
Three Months Ended June 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(292)	$(4)	$4	$53	$(239)
Add: Provision for income tax expense (benefit)	33	12	(19)	(105)	(79)
Net income (loss) available to shareholders before provision for income tax	(259)	8	(15)	(52)	(318)
Less: GMLB Riders	(429)	—	—	—	(429)
Less: Other derivative instruments	36	1	(59)	20	(2)
Less: Net investment gains (losses)	(132)	(39)	44	52	(75)
Less: Other adjustments	—	—	8	1	9
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	266	46	(8)	(125)	179
Less: Provision for income tax expense (benefit)	45	9	(2)	(26)	26
Adjusted earnings	$221	$37	$(6)	$(99)	$153

Six Months Ended June 30, 2019

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,010)	$94	$690	$(134)	$(360)
Add: Provision for income tax expense (benefit)	113	20	(189)	(77)	(133)
Net income (loss) available to shareholders before provision for income tax	(897)	114	501	(211)	(493)
Less: GMLB Riders	(1,563)	—	—	—	(1,563)
Less: Other derivative instruments	(35)	21	495	(1)	480
Less: Net investment gains (losses)	17	(10)	89	(44)	52
Less: Other adjustments	—	—	(39)	—	(39)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	684	103	(44)	(166)	577
Less: Provision for income tax expense (benefit)	124	20	(10)	(43)	91
Adjusted earnings	$560	$83	$(34)	$(123)	$486
Six Months Ended June 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(49)	$86	$(258)	$(85)	$(306)
Add: Provision for income tax expense (benefit)	84	35	(116)	(130)	(127)
Net income (loss) available to shareholders before provision for income tax	35	121	(374)	(215)	(433)
Less: GMLB Riders	(423)	—	—	—	(423)
Less: Other derivative instruments	14	(13)	(479)	(1)	(479)
Less: Net investment gains (losses)	(96)	7	12	(2)	(79)
Less: Other adjustments	2	—	38	1	41
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	538	127	55	(213)	507
Less: Provision for income tax expense (benefit)	91	24	11	(55)	71
Adjusted earnings	$447	$103	$44	$(158)	$436

Consolidated Results for the Three Months and Six Months Ended June 30, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$919	$990	$1,820	$2,026
Net investment spread	459	330	794	674
Insurance-related activities	(292)	(295)	(565)	(550)
Amortization of DAC and VOBA	(153)	(150)	(250)	(327)
Other expenses, net of DAC capitalization	(621)	(695)	(1,213)	(1,313)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	7	1	9	3
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	305	179	577	507
Provision for income tax expense (benefit)	51	26	91	71
Adjusted earnings	$254	$153	$486	$436
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Adjusted earnings were $254 million, an increase of $101 million.
Key net favorable impacts were:

•	higher net investment spread reflecting:

◦	higher alternative investment income in the current period; and

◦	higher average invested assets resulting from positive net flows in the general account;

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expense;

◦	the exit of various transition service agreements with MetLife; and

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income.
The increase in adjusted earnings was partially offset by lower fee income primarily due to lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
The provision for income tax in the current period led to an effective tax rate of 17%, compared to 15% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were $486 million, an increase of $50 million.
Key net favorable impacts were:

•	higher net investment spread reflecting:

◦	higher average invested assets resulting from positive net flows in the general account;
partially offset by

◦	lower alternative investment income in the current period.

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses;

◦	the exit of various transition service agreements with MetLife; and

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income;

•	lower amortization of DAC and VOBA due to positive equity market performance in the current period.
The increase in adjusted earnings was partially offset by the following:

•	lower fee income due to:

◦	lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses; and

◦	the reimbursement of fees for recaptured universal life business in the prior period; and

•	higher costs associated with insurance-related activities due to:

◦	unfavorable mortality in our life business;
partially offset by

◦	a decrease in guaranteed minimum death benefits (“GMDB”) liability balances resulting from positive equity market performance.
The provision for income tax in the current period led to an effective tax rate of 16%, compared to 14% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2019 and 2018 — Adjusted Earnings
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$664	$720	$1,302	$1,451
Net investment spread	280	186	521	361
Insurance-related activities	(77)	(89)	(119)	(174)
Amortization of DAC and VOBA	(128)	(124)	(210)	(267)
Other expenses, net of DAC capitalization	(416)	(427)	(810)	(833)
Pre-tax adjusted earnings	323	266	684	538
Provision for income tax expense (benefit)	58	45	124	91
Adjusted earnings	$265	$221	$560	$447

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income but they also impact DAC amortization and asset-based commissions. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances increased for the three months and six months ended June 30, 2019 driven by positive equity market performance, partially offset by negative net flows and policy charges.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In millions)
Balance, beginning of period	$98,244	$91,923
Deposits	338	637
Withdrawals, surrenders and contract benefits	(2,499)	(4,782)
Net flows	(2,161)	(4,145)
Investment performance	3,630	12,556
Policy charges	(627)	(1,197)
Net transfers from (to) general account	(73)	(124)
Balance, end of period	$99,013	$99,013

Average balance	$98,142	$97,320
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Adjusted earnings were $265 million for the current period, an increase of $44 million.
Key net favorable impacts were:

•	higher net investment spread driven by:

◦	higher average invested assets resulting from positive net flows in the general account;

◦	higher alternative investment income in the current period; and

◦	repositioning of the investment portfolio into higher yielding assets;

•	lower costs associated with insurance-related activities due to:

◦	a decrease in GMDB liability balances resulting from positive equity market performance, partially offset by

◦	higher paid claims net of reinsurance; and

•	lower other expenses due to:

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income; and

◦	the exit of various transition services agreements with MetLife in the current period, partially offset by

◦	an increase in the allocation of corporate expenses.
The increase in adjusted earnings was partially offset by lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
The provision for income tax in the current period led to an effective tax rate of 18%, compared to 17% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were $560 million for the current period, an increase of $113 million.
Key net favorable impacts were:

•	higher net investment spread driven by:

◦	higher average invested assets resulting from positive net flows in the general account; and

◦	repositioning of the investment portfolio into higher yielding assets; and

◦	higher alternative investment income in the current period.

•	lower amortization of DAC and VOBA driven by:

◦	positive equity market performance in the current period; and

◦	the net impacts of actuarial model refinements in both the current and prior periods;

•	lower costs associated with insurance-related activities due to:

◦	a decrease in GMDB liability balances resulting from positive equity market performance, partially offset by

◦	higher paid claims net of reinsurance; and

•	lower other expenses due to:

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, which are passed through to third-parties and largely offset in fee income; and

◦	the exit of various transition services agreements with MetLife in the current period, partially offset by

◦	an increase in the allocation of corporate expenses.
The increase in adjusted earnings was partially offset by lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
The provision for income tax in the current period led to an effective tax rate of 18%, compared to 17% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Life
The following table presents the components of adjusted earnings for our Life segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$64	$77	$125	$180
Net investment spread	61	52	103	98
Insurance-related activities	12	14	6	38
Amortization of DAC and VOBA	(21)	(23)	(32)	(52)
Other expenses, net of DAC capitalization	(44)	(74)	(99)	(137)
Pre-tax adjusted earnings	72	46	103	127
Provision for income tax expense (benefit)	14	9	20	24
Adjusted earnings	$58	$37	$83	$103
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Adjusted earnings were $58 million for the current period, an increase of $21 million.
Key net favorable impacts were:

•	lower other expenses due to a decrease in the allocation of corporate expenses in the current period; and

•	higher net investment spread reflecting repositioning of the investment portfolio into higher yielding assets.
The increase in adjusted earnings was partially offset by lower fee income due to lower net costs of insurance fees driven by the decline in our aging in-force business.
The provision for income tax led to an effective tax rate of 19% in the current period, compared to 20% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were $83 million for the current period, a decrease of $20 million.
Key net unfavorable impacts were:

•	lower fee income due to:

◦	the reimbursement of fees for recaptured universal life business in the prior period;

◦	lower amortization of unearned revenue in the current period from positive separate account fund performance;

◦	lower net cost of insurance fees driven by the decline in our aging in-force business; and

•	higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance.
The decrease in adjusted earnings was partially offset by:

•	lower other expenses due to a decrease in the allocation of corporate expenses in the current period; and

•	lower amortization of DAC and VOBA primarily due to positive equity market performance in the current period.
The provision for income tax led to an effective tax rate of 19% in both the current and prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$188	$197	$387	$402
Net investment spread	101	81	136	193
Insurance-related activities	(236)	(225)	(470)	(431)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(51)	(61)	(97)	(109)
Pre-tax adjusted earnings	2	(8)	(44)	55
Provision for income tax expense (benefit)	—	(2)	(10)	11
Adjusted earnings	$2	$(6)	$(34)	$44
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Adjusted earnings were $2 million for the current period, an increase of $8 million.
Key net favorable impacts were:

•	higher net investment spread reflecting higher alternative investment income in the current period; and

•	lower other expenses due to a decrease in allocated expenses resulting from business run-off.
The increase in adjusted earnings was partially offset by higher costs associated with insurance-related activities due to:

•	unfavorable underwriting in our ULSG business resulting from higher claim severity and

•	an increase in reserves in the current period from higher reinsurance rates on certain assumed ULSG business;
partially offset by

•	lower benefit costs driven by the aging of our structured settlement business.
There was a minimal income tax expense and effective tax rate in the current period, compared an effective rate of 25% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were a loss of $34 million for the current period, a decrease of $78 million.
Key net unfavorable impacts were:

•	lower net investment spread reflecting lower alternative investment income in the current period;

•	higher costs associated with insurance-related activities due to:

◦	unfavorable mortality in our ULSG business resulting from higher claim severity and lower reinsurance recoveries in the current period and

◦	an increase in reserves in the current period from higher reinsurance rates on certain assumed ULSG business;

•	lower fee income due to:

◦	the reimbursement of fees for recaptured ULSG business in the prior period;
partially offset by

◦	the ongoing impacts of various reinsurance recaptures, which occurred in the prior period.
The decrease in adjusted earnings was partially off by lower other expenses due to a decrease in expenses resulting from business run-off.
The provision for income tax in the current period led to an effective tax rate of 23%, compared to 20% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$3	$(4)	$6	$(7)
Net investment spread	17	11	34	22
Insurance-related activities	9	5	18	17
Amortization of DAC and VOBA	(4)	(3)	(8)	(8)
Other expenses, net of DAC capitalization	(110)	(133)	(207)	(234)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	7	1	9	3
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	(92)	(125)	(166)	(213)
Provision for income tax expense (benefit)	(21)	(26)	(43)	(55)
Adjusted earnings	$(71)	$(99)	$(123)	$(158)
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Adjusted earnings were a loss of $71 million, an improvement of $28 million from the prior period.
Key net favorable impacts were:

•	lower other expenses due to

◦	lower establishment costs in the current period related to planned technology expenses; and

◦	lower branding expenses associated with the Separation;

•	higher fee income due to reimbursement of pension liabilities from MetLife, which was reported in other expenses in the prior period; and

•	higher net investment spread reflecting positive returns on short-term investments.
The provision for income tax in the current period led to an effective tax rate of 23%, compared to 21% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of tax credits.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Adjusted earnings were a loss of $123 million, an improvement of $35 million from the prior period.
Key net favorable impacts were:

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses; and

◦	lower branding expenses associated with the Separation;
partially offset by

◦	higher interest on debt which was issued in the first quarter of 2019 and the third quarter of 2018;

•	higher fee income due to reimbursement of pension liabilities from MetLife, which was reported in other expenses in the prior period; and

•	higher net investment spread reflecting positive returns on short-term investments.
The provision for income tax in the current period led to an effective tax rate of 26% in both the current and prior periods. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of tax credits.
GMLB Riders for the Three Months and Six Months Ended June 30, 2019 and 2018
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees, and (iv) associated DAC offsets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Liabilities (1)	$(702)	$(21)	$(1,051)	$312
Hedging program	245	(510)	(999)	(881)
Ceded reinsurance	34	(16)	24	(44)
Fees (2)	207	214	406	419
GMLB DAC	(17)	(96)	57	(229)
Total GMLB Riders	$(233)	$(429)	$(1,563)	$(423)
______________

(1)
Includes changes in fair value of the Shield Annuities embedded derivatives of ($204) million and ($903) million for the three months and six months ended June 30, 2019, respectively, and ($127) million and ($69) million for the three months and six months ended June 30, 2018, respectively.

(2)
Excludes living benefit fees, included as a component of adjusted earnings of $16 million and $32 million for the three months and six months ended June 30, 2019, respectively, and $18 million and $36 million for the three months and six months ended June 30, 2018, respectively.

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
Comparative results from GMLB Riders were favorable by $196 million.
This favorable increase was primarily driven by:

•	a net favorable change in GMLB DAC related to capital market factors;

•	net favorable changes in the GMLB Hedging Program in excess of increases to the liability reserves; and

•	favorable changes in ceded reinsurance.

Lower interest rates in the current period significantly impacted the following:

•	favorable change to the fair value of the freestanding derivatives in our GMLB Hedging Program and

•	favorable changes in reinsurance
partially offset by

•	unfavorable changes to the fair value of the variable annuity liability reserves.
Higher relative equity markets in the current period significantly impacted the following:

•	unfavorable changes to the fair value of the freestanding derivatives in our GMLB Hedging Program and

•	unfavorable changes to the fair value of the Shield liability reserves;
partially offset by

•	favorable changes to the fair value of the variable annuity liability reserves.
Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018
Comparative results from GMLB Riders were unfavorable by $1.1 billion.
This decrease was primarily driven by:

•	the unfavorable change in the fair value of the embedded derivative liability reserves and

•	higher losses in the GMLB Hedging Program
partially offset by

•	a net favorable change in GMLB DAC related to capital market factors and

•	favorable changes in the ceded reinsurance.
The unfavorable change in the embedded derivative liabilities was driven primarily by lower interest rates in the current period compared to higher interest rates in the prior period and the impact of capital market changes to the adjustment for non-performance risk and risk margins. While higher relative equity markets favorably impacted the fair value of the variable annuity liability reserves, this impact was largely offset by the unfavorable impact that the higher equity markets had on the fair value of the Shield Annuities reserves.
Higher losses in the GMLB Hedging Program resulted as unfavorable changes from higher relative equity markets exceeded the favorable changes due to lower interest rates in the current period compared to the prior period.
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
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the United States. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Investment income	4.79%	$967	4.53%	$841	4.52%	$1,806	4.59%	$1,693
Investment fees and expenses	(0.12)	(25)	(0.16)	(29)	(0.13)	(53)	(0.15)	(56)
Adjusted net investment income (2), (3)	4.67%	$942	4.37%	$812	4.39%	$1,753	4.44%	$1,637
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

(2)	Adjusted net investment income included in yield calculations includes Investment Hedge Adjustments.

(3)	Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions)
Net investment income	$942	$806	$1,753	$1,623
Less: Investment hedge adjustments	—	(3)	—	(11)
Less: Other incremental net investment income	—	(3)	—	(3)
Adjusted net investment income — in the above yield table	$942	$812	$1,753	$1,637
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2019 and 2018 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities AFS
The following table presents fixed maturity securities available-for-sale (“AFS”) by type (public or private) held at:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$55,132	82.0%	$51,939	83.0%
Privately-placed	12,079	18.0	10,669	17.0
Total fixed maturity securities	$67,211	100.0%	$62,608	100.0%
Percentage of cash and invested assets	71.6%		71.7%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$39,729	$4,648	$44,377	66.0%	$40,218	$1,954	$42,172	67.4%
2	Baa	18,625	1,164	19,789	29.5	17,656	(122)	17,534	28.0
Subtotal investment grade		58,354	5,812	64,166	95.5	57,874	1,832	59,706	95.4
3	Ba	2,044	36	2,080	3.1	2,160	(87)	2,073	3.3
4	B	855	4	859	1.3	787	(48)	739	1.2
5	Caa and lower	75	(1)	74	0.1	99	(9)	90	0.1
6	In or near default	34	(2)	32	—	—	—	—	—
Subtotal below investment grade		3,008	37	3,045	4.5	3,046	(144)	2,902	4.6
Total fixed maturity securities		$61,362	$5,849	$67,211	100.0%	$60,920	$1,688	$62,608	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
June 30, 2019
U.S. corporate	$13,788	$12,297	$1,437	$695	$33	$32	$28,282
U.S. government and agency	7,198	71	—	—	—	—	7,269
RMBS	9,323	29	35	3	21	—	9,411
Foreign corporate	2,912	6,081	479	102	11	—	9,585
CMBS	5,203	109	—	—	—	—	5,312
State and political subdivision	3,672	161	—	4	9	—	3,846
ABS	1,570	253	24	—	—	—	1,847
Foreign government	711	788	105	55	—	—	1,659
Total fixed maturity securities	$44,377	$19,789	$2,080	$859	$74	$32	$67,211
Percentage of total	66.0%	29.5%	3.1%	1.3%	0.1%	—%	100.0%
December 31, 2018
U.S. corporate	$11,277	$11,118	$1,417	$635	$26	$—	$24,473
U.S. government and agency	8,921	174	—	—	—	—	9,095
RMBS	8,395	40	58	6	48	—	8,547
Foreign corporate	2,427	5,089	427	70	13	—	8,026
CMBS	5,183	57	6	2	—	—	5,248
State and political subdivision	3,437	156	1	—	3	—	3,597
ABS	1,851	244	30	1	—	—	2,126
Foreign government	681	656	134	25	—	—	1,496
Total fixed maturity securities	$42,172	$17,534	$2,073	$739	$90	$—	$62,608
Percentage of total	67.4%	28.0%	3.3%	1.2%	0.1%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at June 30, 2019 and December 31, 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$11,603	30.6%	$9,896	30.4%
Consumer	9,450	25.0	8,290	25.5
Finance	8,499	22.5	7,209	22.2
Utility	5,580	14.7	4,770	14.7
Communications	2,735	7.2	2,334	7.2
Total	$37,867	100.0%	$32,499	100.0%

Structured Securities
We held $16.6 billion and $15.9 billion of Structured Securities, at estimated fair value, at June 30, 2019 and December 31, 2018, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The following table presents our RMBS holdings at:

	June 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,951	52.6%	$365	$4,885	57.2%	$174
Pass-through securities	4,460	47.4	43	3,662	42.8	(55)
Total RMBS	$9,411	100.0%	$408	$8,547	100.0%	$119
By risk profile:
Agency	$7,398	78.6%	$228	$6,396	74.8%	$(23)
Prime	213	2.3	12	296	3.5	10
Alt-A	884	9.4	101	938	11.0	79
Sub-prime	916	9.7	67	917	10.7	53
Total RMBS	$9,411	100.0%	$408	$8,547	100.0%	$119
Ratings profile:
Rated Aaa	$7,468	79.4%		$6,529	76.4%
Designated NAIC 1	$9,323	99.1%		$8,395	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $883 million at both June 30, 2019 and December 31, 2018, with unrealized gains (losses) of $63 million and $50 million at June 30, 2019 and December 31, 2018, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by vintage year at:

	June 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$131	$145	$177	$177
2011	237	236	297	293
2012	150	154	263	262
2013	255	264	290	290
2014	348	360	526	519
2015	953	990	1,076	1,059
2016	495	511	582	568
2017	639	673	696	686
2018	1,570	1,685	1,385	1,394
2019	284	294	—	—
Total	$5,062	$5,312	$5,292	$5,248
CMBS rated Aaa using rating agency ratings were $3.8 billion, or 72.2% of total CMBS, and designated NAIC 1 were $5.2 billion, or 97.9% of total CMBS, at June 30, 2019. CMBS rated Aaa using rating agency ratings were $3.5 billion, or 66.9% of total CMBS, and designated NAIC 1 were $5.2 billion, or 98.8% of total CMBS at December 31, 2018.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	June 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,018	55.1%	$(7)	$1,010	47.5%	$(18)
Automobile loans	145	7.9	3	199	9.4	—
Consumer loans	161	8.7	3	193	9.1	1
Student loans	197	10.7	5	186	8.7	3
Credit card loans	36	1.9	3	136	6.4	2
Other loans	290	15.7	8	402	18.9	3
Total	$1,847	100.0%	$15	$2,126	100.0%	$(9)
Ratings profile:
Rated Aaa	$729	39.5%		$956	45.0%
Designated NAIC 1	$1,570	85.0%		$1,851	87.1%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	June 30, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$9,267	61.2%	$46	0.5%	$8,529	62.0%	$42	0.5%
Agricultural	3,248	21.5%	10	0.3%	2,946	21.4%	9	0.3%
Residential	2,627	17.3%	8	0.3%	2,276	16.6%	6	0.3%
Total	$15,142	100.0%	$64	0.4%	$13,751	100.0%	$57	0.4%
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 96% and 97% at June 30, 2019 and December 31, 2018, respectively, and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	June 30, 2019	December 31, 2018
State
California	24%	26%
New York	13%	14%
Texas	7%	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2019 and December 31, 2018. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	June 30, 2019	December 31, 2018
State
California	37%	36%
Florida	10%	9%
New York	7%	6%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	June 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,613	28.2%	$2,550	29.9%
Middle Atlantic	1,860	20.1	1,867	21.9
South Atlantic	1,545	16.7	1,316	15.5
West South Central	783	8.5	801	9.4
Mountain	696	7.5	404	4.7
East North Central	521	5.6	473	5.5
International	463	5.0	389	4.5
New England	455	4.9	397	4.7
West North Central	126	1.3	127	1.5
East South Central	59	0.6	59	0.7
Multi-Region and Other	146	1.6	146	1.7
Total recorded investment	9,267	100.0%	8,529	100.0%
Less: valuation allowances	46		42
Carrying value, net of valuation allowances	$9,221		$8,487
Property Type
Office	$3,911	42.2%	$3,810	44.6%
Retail	2,173	23.4	2,064	24.2
Apartment	1,904	20.5	1,480	17.4
Hotel	825	9.0	744	8.7
Industrial	423	4.6	400	4.7
Other	31	0.3	31	0.4
Total recorded investment	9,267	100.0%	8,529	100.0%
Less: valuation allowances	46		42
Carrying value, net of valuation allowances	$9,221		$8,487
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both June 30, 2019 and December 31, 2018, and our average debt service coverage ratio was 2.2x at both June 30, 2019 and December 31, 2018. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 46% at June 30, 2019 and December 31, 2018, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the six months ended June 30, 2019 and 2018.
Real Estate Limited Partnerships and Limited Liability Companies
Real estate limited partnerships and limited liability companies are comprised primarily of limited partner interests in real estate funds, and to a lesser extent interests in projects with varying strategies ranging from the development of properties to the operation of income-producing properties.
The estimated fair value of the associated investment portfolios was $571 million and $572 million at June 30, 2019 and December 31, 2018, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised primarily of private equity funds. The carrying value of other limited partnership interests was $1.8 billion at both June 30, 2019 and December 31, 2018, which included $53 million and $98 million of hedge funds at June 30, 2019 and December 31, 2018, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,856	93.3%	$2,778	91.8%
Tax credit and renewable energy partnerships	93	3.0	95	3.1
Leveraged leases, net of non-recourse debt	64	2.1	65	2.1
FHLB Stock	50	1.6	64	2.1
Other	1	—	25	0.9
Total	$3,064	100.0%	$3,027	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for:

•	Types of derivatives, including the strategies for which derivatives are used in managing various risks.

•	Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation held at June 30, 2019 and December 31, 2018.

•	The statement of operations effects of derivatives in cash flow or nonqualifying hedge relationships for the three months and six months ended June 30, 2019 and 2018.
See “Business — Segments and Corporate & Other — Annuities,” “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” included in the 2018 Annual Report for more information about our use of derivatives by major hedge programs.
Fair Value Hierarchy
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, as well as a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs as discussed below.
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
Derivatives categorized as Level 3 at June 30, 2019 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs; equity index options with unobservable correlation inputs and guaranteed minimum benefits accounted for as embedded derivatives with unobservable inputs.
Credit Risk
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the balance sheets and does not affect our legal right of offset.
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2019		December 31, 2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,905	$33	$1,820	$11
Purchased	12	—	98	3
Total	$1,917	$33	$1,918	$14
The maximum amount at risk related to our written credit default swaps is equal to the corresponding gross notional amount. We use credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable. In a replication transaction, we pair an asset on our balance sheet with a written credit default swap to synthetically replicate a corporate bond, a core asset holding of life insurance companies. Replications are entered into in accordance with the guidelines approved by state insurance regulators and the NAIC and are an important tool in managing the overall corporate credit risk within the Company. By purchasing Treasury bonds (or other high-quality assets) and associating them with written credit default swaps on the desired corporate credit name, we can replicate the desired bond exposures and meet our ALM needs. This can expose the Company to changes in credit spreads as the written credit default swap tenor is shorter than the maturity of Treasury bonds.

Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $18 million and $55 million at estimated fair value at June 30, 2019 and December 31, 2018, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $0 million and $145 million at June 30, 2019 and December 31, 2018, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See “Commitments” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2018 Annual Report.
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
The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at:

	June 30, 2019 (1)				December 31, 2018 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$41,258	$2,475	$3,575	33.5%	$38,682	$4,064	$4,115	42.6%
GMIB Max w/ Enhanced DB	11,861	2,779	8	0.8%	10,961	3,775	11	1.3%
GMIB Max w/o Enhanced DB	6,805	3	1	0.3%	6,324	87	2	0.42%
GMWB4L (FlexChoiceSM)	3,520	5	3	3.1%	2,819	100	15	12.5%
GMAB	652	2	2	2.8%	600	17	16	27.3%
GMWB	2,819	45	13	6%	2,672	143	85	31.3%
GMWB4L	15,249	79	308	15.7%	14,596	558	505	27.8%
EDB Only	3,697	665	—	N/A	3,434	955	—	N/A
GMDB Only (Other than EDB)	18,005	991	—	N/A	16,777	1,374	—	N/A
Total	$103,866	$7,044	$3,910		$96,865	$11,073	$4,749
______________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-money is defined as any contract with a living benefit NAR in excess of zero.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.8 billion at June 30, 2019, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $1.7 billion at June 30, 2019, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at $1.5 billion at June 30, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2018 Annual Report.
The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model at:

	Reserves
	June 30, 2019			December 31, 2018
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,324	$—	$1,324	$1,305	$—	$1,305
GMIB	2,631	1,793	4,424	2,565	1,603	4,168
GMIB Max	531	(88)	443	507	14	521
GMAB	—	(15)	(15)	—	(8)	(8)
GMWB	—	11	11	—	16	16
GMWB4L	272	(32)	240	261	17	278
GMWB4L (FlexChoiceSM)	—	—	—	—	—	—
Total	$4,758	$1,669	$6,427	$4,638	$1,642	$6,280
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program at:

		June 30, 2019			December 31, 2018
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$7,741	$805	$30	$7,928	$470	$29
	Interest rate futures	—	—	—	54	—	—
	Interest rate options	21,000	551	81	10,500	94	—
Equity Market	Equity futures	—	—	—	170	—	—
	Equity index options	41,550	700	1,623	43,985	1,365	1,202
	Equity variance swaps	5,574	95	247	5,574	80	232
	Equity total return swaps	5,061	4	92	3,920	280	3
	Total	$80,926	$2,155	$2,073	$72,131	$2,289	$1,466
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

Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment” herein, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” in our 2018 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $3.0 billion and $2.2 billion at June 30, 2019 and December 31, 2018, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $40.8 billion and $36.5 billion at June 30, 2019 and December 31, 2018, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
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
Additionally, we intend to maintain a funding of assets in excess of the amount required to satisfy contract holder obligations across market environments in the average of the worst two percent of a set of capital markets scenarios over the life of the contracts (“CTE98”) to support our variable annuity contracts during normal market conditions and assets in excess of the amount required to satisfy contract holder obligations across market environments in the average of the worst five percent of a set of capital markets scenarios over the life of the contracts (“CTE95”) in stressed market conditions. At June 30, 2019, we held assets in excess of CTE98.
In August 2018, we authorized the repurchase of up to $200 million of our common stock and, on May 3, 2019, we authorized the repurchase of up to an additional $400 million of our common stock. Repurchases made under such authorizations may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, from time to time at management’s discretion in accordance with applicable federal securities laws. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Six Months Ended June 30,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$809	$1,017
Changes in policyholder account balances, net	2,290	1,451
Changes in payables for collateral under securities loaned and other transactions, net	—	96
Long-term debt issued	1,000	—
Preferred stock issued, net of issuance costs	412	—
Financing element on certain derivative instruments and other derivative related transactions, net	44	—
Total sources	4,555	2,564
Uses:
Investing activities, net	2,932	2,023
Changes in payables for collateral under securities loaned and other transactions, net	963	—
Long-term debt repaid	601	6
Dividends on preferred stock	7	—
Treasury stock acquired in connection with share repurchases	188	—
Financing element on certain derivative instruments and other derivative related transactions, net	—	226
Other, net	28	31
Total uses	4,719	2,286
Net increase (decrease) in cash and cash equivalents	$(164)	$278

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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and maintains a funding agreement program with certain FHLBs. At both June 30, 2019 and December 31, 2018, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the six months ended June 30, 2019 and 2018, there were no issuances or repayments under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
On February 1, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At June 30, 2019, there were no borrowings under this funding agreement program. Activities related to these funding agreements are reported in the Run-off segment.
Credit Facilities
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement with respect to a $1.0 billion senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Facility replaced BHF’s former

$2.0 billion senior unsecured revolving credit facility, which was scheduled to mature in December 2021. At June 30, 2019, there were no borrowings under the 2019 Revolving Credit Facility.
On February 1, 2019, BHF entered into a term loan agreement with respect to a $1.0 billion unsecured term loan facility (as amended, the “2019 Term Loan Facility”) scheduled to mature in February 2024. On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated its former term loan facility due December 2, 2019 (the “2017 Term Loan Facility”) without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder of the proceeds to be used for general corporate purposes.
Committed Facilities
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At June 30, 2019, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware (“BRCD”), was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. As of June 30, 2019, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At June 30, 2019, there were no borrowings under this facility, and there was $10.0 billion of funding available under this financing arrangement.
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level we believe sufficient to satisfy its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes the above referenced financing arrangement to cover the difference between full required statutory assets (i.e., XXX/AXXX reserves plus target risk margin appropriate to meet capital needs) and Minimum Initial Target Assets. An admitted deferred tax asset, if any, would also serve to reduce the amount of funding required under the above referenced financing arrangement.
Outstanding Long-term Debt
The following table summarizes our outstanding long-term debt at:

	June 30, 2019	December 31, 2018
	(In millions)
Senior notes (1)	$2,969	$2,968
Term loan	1,000	600
Junior subordinated debentures (1)	362	361
Other long-term debt (2)	34	34
Total long-term debt	$4,365	$3,963
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $44 million and $46 million at June 30, 2019 and December 31, 2018, respectively, for senior notes and junior subordinated debentures on a combined basis.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. At June 30, 2019, the Company was in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
During the six months ended June 30, 2019, we repurchased 4,993,424 shares of our common stock through open market purchases, pursuant to 10b5-1 plans, for $188 million.
Preferred Stock Dividends
On May 15, 2019, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock. The dividend was paid on June 25, 2019 to stockholders of record as of June 10, 2019.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the six months ended June 30, 2019, general account surrenders and withdrawals totaled $1.3 billion, of which $1.1 billion was attributable to products within the Annuities segment. During the six months ended June 30, 2018, general account surrenders and withdrawals totaled $1.3 billion, of which $923 million was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2019 and December 31, 2018, counterparties were obligated to return cash collateral pledged by us of $0 and $64 million, respectively. At June 30, 2019 and December 31, 2018, we were obligated to return cash collateral pledged to us by counterparties of $1.1 billion and $1.4 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.0 billion and $3.6 billion at June 30, 2019 and December 31, 2018, respectively. Of these amounts, $1.4 billion and $1.5 billion at June 30, 2019 and December 31, 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2019 was $1.4 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Short-term Liquidity and Liquid Assets
At June 30, 2019 and December 31, 2018, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $823 million and $520 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At June 30, 2019 and December 31, 2018, BHF and certain of its non-insurance subsidiaries had liquid assets of $904 million and $752 million, respectively, of which $875 million and $693 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
Distributions from and Capital Contributions to BH Holdings
During the six months ended June 30, 2019 and 2018, BHF received cash distributions of $195 million and $52 million, respectively, from BH Holdings and made cash capital contributions of $412 million and $0, respectively, to BH Holdings.
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
The table below sets forth the dividends permitted to be paid in 2019 by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the six months ended June 30, 2019.

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
Short-term Intercompany Loans
As of June 30, 2019, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2019 and 2018, BHF borrowed $493 million and $0, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $645 million and $87 million, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At June 30, 2019 and December 31, 2018, BHF had total obligations outstanding of $151 million and $303 million, respectively, under such agreements.

Intercompany Liquidity Facilities
As of June 30, 2019, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the six months ended June 30, 2019 and 2018, BHF borrowed $0 and $40 million, respectively, under intercompany liquidity facilities and, at June 30, 2019 and December 31, 2018, there were no obligations outstanding under such facilities.

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent SEC filings. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
 See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements included in this report. There have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2018 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2018 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included in this report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2018 Annual Report, as amended or supplemented by such information in our subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
April 1 — April 30, 2019	354,806	$38.88	352,259	$29
May 1 — May 31, 2019	1,435,198	$38.26	1,435,198	$374
June 1 — June 30, 2019	1,788,630	$37.50	1,788,385	$307
Total	3,578,634		3,575,842
__________

(1)
Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.

(2)
In August 2018, we authorized the repurchase of up to $200 million of our common stock and, on May 3, 2019, we authorized the repurchase of up to an additional $400 million of our common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 5. Other Information
On August 5, 2019, Brighthouse Services, LLC (“Brighthouse Services”), an indirect wholly-owned subsidiary of BHF and the Company’s internal services and payroll company, agreed to pay Conor Murphy, the Company’s Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer, $361,000 for miscellaneous relocation costs and related expenses (of which $161,000 was reimbursement for the payment of income taxes) under the Brighthouse Services, LLC Blue Relocation Policy (the “Relocation Policy”), which is included as Exhibit 10.3 hereto. The amounts paid to Mr. Murphy under the Relocation Policy are subject to repayment by Mr. Murphy if he voluntarily ceases employment with Brighthouse Services, voluntarily transfers to a new location or is terminated for certain conduct within two years of his execution of a repayment agreement, and in certain other circumstances as set forth in the Relocation Policy.

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
10.1
Amended and Restated Revolving Credit Agreement, dated as of May 7, 2019, among Brighthouse Financial, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed May 7, 2019 (File No. 001-37905).

10.2*	First Amendment to Term Loan Agreement, dated as of May 31, 2019, by and among Brighthouse Financial, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.3*#	Brighthouse Services, LLC Blue Relocation Policy, revised July 1, 2019.
10.4*	First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, by and between Brighthouse Services, LLC and MetLife Investment Management, LLC.
10.5#
Offer Letter, dated as of July 24, 2019, between Brighthouse Services, LLC and Edward Spehar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 24, 2019 (File No. 001-37905).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
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
Date: August 6, 2019