Form 10-Q
period 2019-09-30
Brighthouse Financial, Inc.
filed 2019-11-05
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 1, 2019, 107,943,076 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2019 (Unaudited) and December 31, 2018 and for the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	13
	Note 5 — Derivatives	22
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	42
	Note 10 — Earnings Per Common Share	43
	Note 11 — Contingencies, Commitments and Guarantees	43
	Note 12 — Related Party Transactions	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	87
Item 4.	Controls and Procedures	88

Part II — Other Information
Item 1.	Legal Proceedings	89
Item 1A.	Risk Factors	89
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89
Item 6.	Exhibits	90

Signatures		91

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2019 (Unaudited) and December 31, 2018
(In millions, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $63,115 and $60,920, respectively)	$70,723	$62,608
Equity securities, at estimated fair value	148	140
Mortgage loans (net of valuation allowances of $64 and $57, respectively)	15,359	13,694
Policy loans	1,332	1,421
Real estate limited partnerships and limited liability companies	458	451
Other limited partnership interests	1,895	1,840
Short-term investments, principally at estimated fair value	1,985	—
Other invested assets, principally at estimated fair value	4,734	3,027
Total investments	96,634	83,181
Cash and cash equivalents	4,289	4,145
Accrued investment income	732	724
Premiums, reinsurance and other receivables	14,385	13,697
Deferred policy acquisition costs and value of business acquired	5,317	5,717
Current income tax recoverable	14	1
Other assets	577	573
Separate account assets	103,928	98,256
Total assets	$225,876	$206,294
Liabilities and Equity
Liabilities
Future policy benefits	$39,846	$36,209
Policyholder account balances	44,919	40,054
Other policy-related balances	3,079	3,000
Payables for collateral under securities loaned and other transactions	5,291	5,057
Long-term debt	4,365	3,963
Current income tax payable	—	15
Deferred income tax liability	1,749	972
Other liabilities	4,939	4,285
Separate account liabilities	103,928	98,256
Total liabilities	208,116	191,811
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $425 aggregate liquidation preference at September 30, 2019	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,614,815 and 120,448,018 shares issued, respectively; 109,264,305 and 117,532,336 shares outstanding, respectively	1	1
Additional paid-in capital	12,897	12,473
Retained earnings (deficit)	1,662	1,346
Treasury stock, at cost; 11,350,510 and 2,915,682 shares, respectively	(432)	(118)
Accumulated other comprehensive income (loss)	3,567	716
Total Brighthouse Financial, Inc.’s stockholders’ equity	17,695	14,418
Noncontrolling interests	65	65
Total equity	17,760	14,483
Total liabilities and equity	$225,876	$206,294
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$214	$225	$673	$677
Universal life and investment-type product policy fees	867	972	2,630	2,936
Net investment income	928	853	2,681	2,476
Other revenues	94	105	282	308
Net investment gains (losses)	27	(42)	79	(121)
Net derivative gains (losses)	1,057	(691)	(97)	(1,337)
Total revenues	3,187	1,422	6,248	4,939
Expenses
Policyholder benefits and claims	1,319	822	2,936	2,373
Interest credited to policyholder account balances	272	273	795	809
Amortization of deferred policy acquisition costs and value of business acquired	181	30	373	581
Other expenses	611	665	1,824	1,974
Total expenses	2,383	1,790	5,928	5,737
Income (loss) before provision for income tax	804	(368)	320	(798)
Provision for income tax expense (benefit)	119	(99)	(14)	(226)
Net income (loss)	685	(269)	334	(572)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	5
Net income (loss) attributable to Brighthouse Financial, Inc.	683	(271)	330	(577)
Less: Preferred stock dividends	7	—	14	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$676	$(271)	$316	$(577)
Comprehensive income (loss)	$1,550	$(532)	$3,185	$(1,617)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,548	$(534)	$3,181	$(1,622)

Earnings per common share
Basic	$6.09	$(2.26)	$2.77	$(4.82)
Diluted	$6.06	$(2.26)	$2.75	$(4.82)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(188)		(188)		(188)
Share-based compensation			8				8		8
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(353)			(353)	2	(351)
Other comprehensive income (loss), net of income tax						1,986	1,986		1,986
Balance at June 30, 2019	—	1	12,893	986	(306)	2,702	16,276	65	16,341
Treasury stock acquired in connection with share repurchases					(126)		(126)		(126)
Share-based compensation			4				4		4
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				683			683	2	685
Other comprehensive income (loss), net of income tax						865	865		865
Balance at September 30, 2019	$—	$1	$12,897	$1,662	$(432)	$3,567	$17,695	$65	$17,760

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$—	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle and other, net of income tax				75		(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	—	1,597	14,511	65	14,576
Share-based compensation			12				12		12
Change in noncontrolling interests							—	(3)	(3)
Net income (loss)				(306)			(306)	3	(303)
Other comprehensive income (loss), net of income tax						(782)	(782)		(782)
Balance at June 30, 2018	—	1	12,444	175	—	815	13,435	65	13,500
Treasury stock acquired in connection with share repurchase					(42)		(42)		(42)
Share-based compensation			25				25		25
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(271)			(271)	2	(269)
Other comprehensive income (loss), net of income tax						(263)	(263)		(263)
Balance at September 30, 2018	$—	$1	$12,469	$(96)	$(42)	$552	$12,884	$65	$12,949
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,322	$1,496
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,888	11,680
Equity securities	29	15
Mortgage loans	933	446
Real estate limited partnerships and limited liability companies	2	87
Other limited partnership interests	203	137
Purchases of:
Fixed maturity securities	(13,412)	(12,005)
Equity securities	(3)	(1)
Mortgage loans	(2,625)	(2,771)
Real estate limited partnerships and limited liability companies	(13)	(31)
Other limited partnership interests	(308)	(194)
Cash received in connection with freestanding derivatives	1,179	1,142
Cash paid in connection with freestanding derivatives	(1,705)	(2,286)
Net change in policy loans	89	81
Net change in short-term investments	(1,977)	196
Net change in other invested assets	21	35
Net cash provided by (used in) investing activities	(5,699)	(3,469)
Cash flows from financing activities
Policyholder account balances:
Deposits	5,689	4,704
Withdrawals	(2,021)	(2,199)
Net change in payables for collateral under securities loaned and other transactions	234	(126)
Long-term debt issued	1,000	375
Long-term debt repaid	(601)	(9)
Preferred stock issued, net of issuance costs	412	—
Dividends on preferred stock	(14)	—
Treasury stock acquired in connection with share repurchases	(314)	(42)
Financing element on certain derivative instruments and other derivative related transactions, net	179	(386)
Other, net	(43)	(57)
Net cash provided by (used in) financing activities	4,521	2,260
Change in cash, cash equivalents and restricted cash	144	287
Cash, cash equivalents and restricted cash, beginning of period	4,145	1,857
Cash, cash equivalents and restricted cash, end of period	$4,289	$2,144
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$108	$83
Income tax	$8	$3

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s financial statements. There were no ASUs adopted during 2019 that had a material impact on the Company’s financial statements.
ASUs issued but not yet adopted as of September 30, 2019 are summarized in the table below.

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
The amendments to Topic 350 require the capitalization of certain implementation costs incurred in a cloud computing arrangement that is a service contract, resulting in changes to the timing of the costs’ recognition. The requirements align with the existing requirements to capitalize implementation costs incurred to develop or obtain internal-use software.
		January 1, 2020 using the prospective method or retrospective method (with early adoption permitted)	Effective January 1, 2020, the Company will adopt this guidance using the prospective method. As a result, no transition impact will be recognized on adoption.
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
The amendments were originally effective on January 1, 2021. On October 16, 2019, the FASB voted to change the effective date of the ASU to January 1, 2022.
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
		January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)	The Company expects to reduce retained earnings upon adoption due to an increase in its allowance for credit losses; the amount is not expected to be material.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes the elimination of intersegment amounts, long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements, and term life insurance sold direct to consumers, which is no longer being offered for new sales.
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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
Set forth in the tables below are the operating results with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2019 and 2018.

	Operating Results
Three Months Ended September 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$255	$91	$(543)	$(67)	$(264)
Provision for income tax expense (benefit)	52	18	(117)	(57)	(104)
Post-tax adjusted earnings	203	73	(426)	(10)	(160)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	9	9
Adjusted earnings	$203	$73	$(426)	$(19)	(169)
Adjustments for:
Net investment gains (losses)					27
Net derivative gains (losses)					1,057
Other adjustments to net income					(16)
Provision for income tax (expense) benefit					(223)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$676

Interest revenue	$461	$117	$327	$23
Interest expense	$—	$—	$—	$49

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Three Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$487	$78	$(134)	$(117)	$314
Provision for income tax expense (benefit)	86	17	(29)	(32)	42
Post-tax adjusted earnings	401	61	(105)	(85)	272
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	2	2
Adjusted earnings	$401	$61	$(105)	$(87)	270
Adjustments for:
Net investment gains (losses)					(42)
Net derivative gains (losses)					(691)
Other adjustments to net income					51
Provision for income tax (expense) benefit					141
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(271)

Interest revenue	$399	$115	$322	$16
Interest expense	$—	$—	$—	$39

	Operating Results
Nine Months Ended September 30, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$939	$194	$(587)	$(224)	$322
Provision for income tax expense (benefit)	176	38	(127)	(100)	(13)
Post-tax adjusted earnings	763	156	(460)	(124)	335
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	18	18
Adjusted earnings	$763	$156	$(460)	$(142)	317
Adjustments for:
Net investment gains (losses)					79
Net derivative gains (losses)					(97)
Other adjustments to net income					16
Provision for income tax (expense) benefit					1
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$316

Interest revenue	$1,352	$330	$942	$57
Interest expense	$—	$—	$—	$144

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Operating Results
Nine Months Ended September 30, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,025	$205	$(79)	$(327)	$824
Provision for income tax expense (benefit)	177	41	(18)	(87)	113
Post-tax adjusted earnings	848	164	(61)	(240)	711
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	—	—	—	5	5
Adjusted earnings	$848	$164	$(61)	$(245)	706
Adjustments for:
Net investment gains (losses)					(121)
Net derivative gains (losses)					(1,337)
Other adjustments to net income					(164)
Provision for income tax (expense) benefit					339
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(577)

Interest revenue	$1,138	$334	$979	$38
Interest expense	$—	$—	$—	$113

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Annuities	$1,184	$1,160	$3,495	$3,453
Life	320	346	953	1,054
Run-off	484	536	1,487	1,594
Corporate & Other	47	47	132	112
Adjustments	1,152	(667)	181	(1,274)
Total	$3,187	$1,422	$6,248	$4,939

The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2019	December 31, 2018
	(In millions)
Annuities	$154,811	$141,489
Life	20,954	20,449
Run-off	36,080	32,393
Corporate & Other	14,031	11,963
Total	$225,876	$206,294

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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2019				December 31, 2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$101,594		$58,572		$96,865		$55,967
Separate account value	$96,645		$57,390		$91,837		$54,731
Net amount at risk	$7,393	(4)	$5,003	(5)	$11,073	(4)	$4,128	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	September 30, 2019	December 31, 2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$6,000	$6,099
Net amount at risk (6)	$71,641	$73,131
Average attained age of policyholders	66 years	65 years

Variable Life Contracts
Total account value (3)	$3,387	$3,230
Net amount at risk (6)	$21,763	$23,004
Average attained age of policyholders	50 years	50 years
__________________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	September 30, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$27,968	$3,011	$77	$—	$30,902	$24,312	$830	$669	$—	$24,473
U.S. government and agency	5,518	2,229	1	—	7,746	7,944	1,263	112	—	9,095
RMBS	8,712	511	13	(5)	9,215	8,428	246	129	(2)	8,547
Foreign corporate	9,089	679	118	—	9,650	8,183	159	316	—	8,026
CMBS	5,241	341	3	—	5,579	5,292	43	88	(1)	5,248
State and political subdivision	3,209	780	—	—	3,989	3,200	412	15	—	3,597
ABS	1,899	28	10	—	1,917	2,135	13	22	—	2,126
Foreign government	1,479	251	5	—	1,725	1,426	102	32	—	1,496
Total fixed maturity securities	$63,115	$7,830	$227	$(5)	$70,723	$60,920	$3,068	$1,383	$(3)	$62,608

__________________

(1)
Noncredit OTTI losses included in accumulated other comprehensive income (loss) (“AOCI”) in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities.

The Company held no non-income producing fixed maturity securities at September 30, 2019. The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million at December 31, 2018.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,957	$6,764	$12,584	$25,958	$15,852	$63,115
Estimated fair value	$1,963	$6,959	$13,422	$31,668	$16,711	$70,723

__________________

(1)
Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

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

	September 30, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$1,621	$43	$414	$34	$10,584	$470	$2,328	$199
U.S. government and agency	106	1	—	—	412	8	1,543	104
RMBS	536	3	453	5	1,627	26	2,611	101
Foreign corporate	832	28	642	90	3,982	203	774	113
CMBS	102	1	190	2	2,317	53	803	34
State and political subdivision	15	—	8	—	346	7	158	8
ABS	449	3	504	7	1,422	21	70	1
Foreign government	52	5	—	—	521	26	132	6
Total fixed maturity securities	$3,713	$84	$2,211	$138	$21,211	$814	$8,419	$566
Total number of securities in an unrealized loss position	693		320		3,027		1,028

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
Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at September 30, 2019.
Gross unrealized losses on fixed maturity securities decreased $1.2 billion during the nine months ended September 30, 2019 to $222 million. The decrease in gross unrealized losses for the nine months ended September 30, 2019 was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At September 30, 2019, $11 million of the total $222 million of gross unrealized losses were from eleven fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$9,473	61.7%	$8,529	62.3%
Agricultural	3,291	21.4	2,946	21.5
Residential	2,659	17.3	2,276	16.6
Subtotal (1)	15,423	100.4	13,751	100.4
Valuation allowances (2)	(64)	(0.4)	(57)	(0.4)
Total mortgage loans, net	$15,359	100.0%	$13,694	100.0%
__________________

(1)
Purchases of mortgage loans from third parties were $159 million and $722 million for the three months and nine months ended September 30, 2019, respectively, and $816 million and $1.4 billion for the three months and nine months ended September 30, 2018, respectively, and were primarily comprised of residential mortgage loans.

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
Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment
	Debt Service Coverage Ratios				% of Total	Estimated Fair Value	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x	Total
	(Dollars in millions)
September 30, 2019
Loan-to-value ratios:
Less than 65%	$8,355	$128	$141	$8,624	91.0%	$9,111	91.2%
65% to 75%	684	18	—	702	7.4	729	7.3
76% to 80%	138	—	9	147	1.6	146	1.5
Total	$9,177	$146	$150	$9,473	100.0%	$9,986	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,470	$89	$34	$7,593	89.0%	$7,668	89.0%
65% to 75%	762	—	24	786	9.2	798	9.3
76% to 80%	141	—	9	150	1.8	145	1.7
Total	$8,373	$89	$67	$8,529	100.0%	$8,611	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$3,046	92.6%	$2,623	89.0%
65% to 75%	243	7.3	322	10.9
76% to 80%	2	0.1	1	0.1
Total	$3,291	100.0%	$2,946	100.0%

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The estimated fair value of agricultural mortgage loans was $3.4 billion and $2.9 billion at September 30, 2019 and December 31, 2018, respectively.
Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,621	98.6%	$2,240	98.4%
Nonperforming	38	1.4	36	1.6
Total	$2,659	100.0%	$2,276	100.0%

The estimated fair value of residential mortgage loans was $2.7 billion and $2.3 billion at September 30, 2019 and December 31, 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2019 and December 31, 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due or in nonaccrual status at either September 30, 2019 or December 31, 2018. Agricultural mortgage loans past due totaled $7 million and less than $1 million at September 30, 2019 and December 31, 2018, respectively. The Company had no agricultural mortgage loans in nonaccrual status at either September 30, 2019 or December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $38 million and $36 million at September 30, 2019 and December 31, 2018, respectively. During the three months and nine months ended September 30, 2019 and 2018, the Company did not have a significant number of mortgage loans modified in a troubled debt restructuring.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2019	December 31, 2018
	(In millions)
Fixed maturity securities	$7,608	$1,691
Derivatives	416	264
Other	(14)	(13)
Subtotal	8,010	1,942
Amounts allocated from:
Future policy benefits	(3,050)	(886)
DAC, VOBA and DSI	(386)	(90)
Subtotal	(3,436)	(976)
Deferred income tax benefit (expense)	(961)	(203)
Net unrealized investment gains (losses)	$3,613	$763

The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2019
(In millions)
Balance, December 31, 2018	$763
Unrealized investment gains (losses) during the period	6,068
Unrealized investment gains (losses) relating to:
Future policy benefits	(2,164)
DAC, VOBA and DSI	(296)
Deferred income tax benefit (expense)	(758)
Balance, September 30, 2019	$3,613
Change in net unrealized investment gains (losses)	$2,850

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2019 and December 31, 2018.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2019	December 31, 2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,055	$3,056
Estimated fair value	$3,214	$3,628
Cash collateral received from counterparties (2)	$3,244	$3,646
Security collateral received from counterparties (3)	$35	$55
Reinvestment portfolio — estimated fair value	$3,354	$3,658
__________________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,561	$1,283	$400	$3,244	$1,474	$1,823	$349	$3,646
__________________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2019 was $1.5 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 55% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at September 30, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	September 30, 2019	December 31, 2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,443	$8,176
Invested assets held in trust (reinsurance agreements) (2)	4,429	3,455
Invested assets pledged as collateral (3)	3,471	3,341
Total invested assets on deposit, held in trust and pledged as collateral	$17,343	$14,972
__________________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $75 million and $55 million of the assets on deposit balance represents restricted cash at September 30, 2019 and December 31, 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $132 million and $87 million of the assets held in trust balance represents restricted cash at September 30, 2019 and December 31, 2018, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at September 30, 2019 or December 31, 2018.
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
The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2019		December 31, 2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,361	$12,592	$13,099	$13,099
Limited partnerships and LLCs	1,846	3,067	1,756	3,145
Total	$15,207	$15,659	$14,855	$16,244

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$665	$641	$1,997	$1,907
Equity securities	2	1	6	5
Mortgage loans	172	138	507	384
Policy loans	18	17	51	67
Real estate limited partnerships and limited liability companies	12	12	32	36
Other limited partnership interests	67	69	143	159
Cash, cash equivalents and short-term investments	30	8	67	21
Other	12	20	31	42
Subtotal	978	906	2,834	2,621
Less: Investment expenses	50	53	153	145
Net investment income	$928	$853	$2,681	$2,476
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fixed maturity securities	$28	$(34)	$81	$(138)
Equity securities	3	(1)	14	(5)
Mortgage loans	(1)	(5)	(8)	(12)
Real estate limited partnerships and limited liability companies	—	—	—	42
Other limited partnership interests	(3)	—	(8)	—
Other	—	(2)	—	(8)
Total net investment gains (losses)	$27	$(42)	$79	$(121)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Proceeds	$1,628	$3,091	$8,586	$8,428
Gross investment gains	$45	$58	$218	$70
Gross investment losses	(17)	(92)	(137)	(208)
Net investment gains (losses)	$28	$(34)	$81	$(138)

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
Interest rate forwards: The Company uses interest rate forwards to hedge minimum guarantees embedded in universal life products. Interest rate forwards are used in cash flow and nonqualifying hedging relationships.
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
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives, held at:

		September 30, 2019			December 31, 2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$460	$51	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	2,737	320	16	2,524	211	30
Total qualifying hedges		3,197	371	16	2,524	211	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	8,731	1,049	32	10,747	528	558
Interest rate caps	Interest rate	3,350	2	—	3,350	21	—
Interest rate futures	Interest rate	—	—	—	54	—	—
Interest rate options	Interest rate	27,250	1,771	375	17,168	168	61
Interest rate forwards	Interest rate	4,143	241	15	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,078	146	13	1,409	101	18
Foreign currency forwards	Foreign currency exchange rate	118	2	—	125	—	—
Credit default swaps — purchased	Credit	12	—	—	98	3	—
Credit default swaps — written	Credit	1,734	31	—	1,820	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	46,099	766	1,503	45,815	1,372	1,207
Equity variance swaps	Equity market	5,574	95	249	5,574	80	232
Equity total return swaps	Equity market	5,037	41	33	3,920	280	3
Total non-designated or nonqualifying derivatives		103,126	4,144	2,220	90,249	2,567	2,082
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	303	—	N/A	228	—
Direct guaranteed minimum benefits	Other	N/A	—	2,391	N/A	—	1,642
Direct index-linked annuities	Other	N/A	—	1,566	N/A	—	488
Assumed index-linked annuities	Other	N/A	—	316	N/A	—	96
Total embedded derivatives		N/A	303	4,273	N/A	228	2,226
Total		$106,323	$4,818	$6,509	$92,773	$3,006	$4,338

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2019 and December 31, 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$—	$51
Foreign currency exchange rate derivatives	—	—	9	—	109
Total cash flow hedges	—	—	10	—	160
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,657	—	—	—	—
Foreign currency exchange rate derivatives	49	(3)	—	—	—
Credit derivatives	2	—	—	—	—
Equity derivatives	(18)	—	—	—	—
Embedded derivatives	(630)	—	—	—	—
Total non-qualifying hedges	1,060	(3)	—	—	—
Total	$1,060	$(3)	$10	$—	$160
Three Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(2)	$2	$—	$—	$—
Total fair value hedges	(2)	2	—	—	—
Cash flow hedges:
Interest rate derivatives	46	—	1	—	(3)
Foreign currency exchange rate derivatives	—	—	8	—	(4)
Total cash flow hedges	46	—	9	—	(7)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(266)	—	—	—	—
Foreign currency exchange rate derivatives	6	(3)	—	—	—
Credit derivatives	11	—	—	—	—
Equity derivatives	(447)	—	—	—	—
Embedded derivatives	(38)	—	—	(2)	—
Total non-qualifying hedges	(734)	(3)	—	(2)	—
Total	$(690)	$(1)	$9	$(2)	$(7)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$2	$—	$51
Foreign currency exchange rate derivatives	19	(23)	26	—	150
Total cash flow hedges	47	(23)	28	—	201
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	2,906	—	—	—	—
Foreign currency exchange rate derivatives	71	(6)	—	—	—
Credit derivatives	32	—	—	—	—
Equity derivatives	(1,808)	—	—	—	—
Embedded derivatives	(1,316)	—	—	—	—
Total non-qualifying hedges	(115)	(6)	—	—	—
Total	$(68)	$(29)	$28	$—	$201
Nine Months Ended September 30, 2018
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(12)	$12	$1	$—	$—
Total fair value hedges	(12)	12	1	—	—
Cash flow hedges:
Interest rate derivatives	62	—	4	—	(5)
Foreign currency exchange rate derivatives	(1)	—	19	—	33
Total cash flow hedges	61	—	23	—	28
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,190)	—	—	—	—
Foreign currency exchange rate derivatives	29	(4)	—	—	—
Credit derivatives	7	—	—	—	—
Equity derivatives	(904)	—	—	—	—
Embedded derivatives	664	—	—	(4)	—
Total non-qualifying hedges	(1,394)	(4)	—	(4)	—
Total	$(1,345)	$8	$24	$(4)	$28

At September 30, 2019 and December 31, 2018, the balance in AOCI associated with cash flow hedges was $416 million and $264 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$9	$615	2.4	$8	$689	2.0
Baa	22	1,119	5.3	3	1,131	5.0
Total	$31	$1,734	4.3	$11	$1,820	3.9
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Off-balance Sheet Securities Collateral (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2019
Derivative assets	$4,575	$(1,599)	$(1,851)	$1,125	$(1,089)	$36
Derivative liabilities	$2,232	$(1,599)	$—	$633	$(633)	$—
December 31, 2018
Derivative assets	$2,833	$(1,671)	$(1,062)	$100	$(86)	$14
Derivative liabilities	$2,104	$(1,671)	$—	$433	$(433)	$—
__________________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
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

	September 30, 2019	December 31, 2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$633	$433
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,250	$797
__________________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	September 30, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,466	$436	$30,902
U.S. government and agency	1,667	6,079	—	7,746
RMBS	—	9,138	77	9,215
Foreign corporate	—	9,260	390	9,650
CMBS	—	5,545	34	5,579
State and political subdivision	—	3,916	73	3,989
ABS	—	1,853	64	1,917
Foreign government	—	1,725	—	1,725
Total fixed maturity securities	1,667	67,982	1,074	70,723
Equity securities	11	133	4	148
Short-term investments	1,299	686	—	1,985
Derivative assets: (1)
Interest rate	—	3,114	—	3,114
Foreign currency exchange rate	—	455	13	468
Credit	—	22	9	31
Equity market	—	803	99	902
Total derivative assets	—	4,394	121	4,515
Embedded derivatives within asset host contracts (2)	—	—	303	303
Separate account assets	224	103,704	—	103,928
Total assets	$3,201	$176,899	$1,502	$181,602
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$422	$—	$422
Foreign currency exchange rate	—	28	1	29
Equity market	—	1,534	251	1,785
Total derivative liabilities	—	1,984	252	2,236
Embedded derivatives within liability host contracts (2)	—	—	4,273	4,273
Total liabilities	$—	$1,984	$4,525	$6,509

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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2019.
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

					September 30, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.50%	-	22.00%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.61%	-	2.37%	1.91%	-	2.66%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2019
Balance, beginning of period	$765	$108	$74	$—	$4	$6	$(134)	$(3,121)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(2)	(630)	—
Total realized/unrealized gains (losses) included in AOCI	—	1	—	—	—	—	3	—	—
Purchases (7)	118	61	—	—	—	—	—	—	—
Sales (7)	(22)	(6)	(1)	—	—	(6)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(219)	—
Transfers into Level 3 (8)	49	29	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(84)	(18)	—	—	—	—	2	—	—
Balance, end of period	$826	$175	$73	$—	$4	$—	$(131)	$(3,970)	$—
Three Months Ended September 30, 2018
Balance, beginning of period	$1,872	$1,268	$8	$—	$120	$—	$(284)	$(1,241)	$4
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	10	2	—	(2)	—	(4)	(40)	—
Total realized/unrealized gains (losses) included in AOCI	(44)	(8)	(2)	—	—	—	—	—	—
Purchases (7)	56	287	—	—	—	—	—	—	1
Sales (7)	(51)	(114)	(6)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(154)	—
Transfers into Level 3 (8)	20	3	—	—	9	—	—	—	—
Transfers out of Level 3 (8)	(208)	(172)	(2)	—	(5)	—	—	—	(1)
Balance, end of period	$1,645	$1,274	$—	$—	$122	$—	$(288)	$(1,435)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(2)	$(705)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (9)	$—	$4	$—	$—	$—	$—	$(4)	$(37)	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2019
Balance, beginning of period	$732	$173	$74	$—	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	—	—	—	—	(10)	(1,316)	—
Total realized/unrealized gains (losses) included in AOCI	11	3	—	—	—	—	5	—	—
Purchases (7)	179	75	—	—	—	—	—	—	—
Sales (7)	(78)	(24)	(1)	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(656)	—
Transfers into Level 3 (8)	147	92	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(165)	(145)	—	—	—	—	(4)	—	—
Balance, end of period	$826	$175	$73	$—	$4	$—	$(131)	$(3,970)	$—
Nine Months Ended September 30, 2018
Balance, beginning of period	$1,997	$1,230	$—	$5	$124	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	2	21	—	—	(4)	—	(12)	660	—
Total realized/unrealized gains (losses) included in AOCI	(121)	(10)	—	—	—	—	—	—	—
Purchases (7)	164	339	—	—	—	—	3	—	1
Sales (7)	(184)	(229)	—	—	(3)	(14)	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(435)	(1)
Transfers into Level 3 (8)	20	—	—	—	10	—	—	—	—
Transfers out of Level 3 (8)	(233)	(77)	—	(5)	(5)	—	—	—	—
Balance, end of period	$1,645	$1,274	$—	$—	$122	$—	$(288)	$(1,435)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$1	$—	$—	$—	$—	$(11)	$(1,531)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2018 (9)	$(1)	$14	$—	$—	$(4)	$—	$(12)	$867	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,359	$—	$—	$16,073	$16,073
Policy loans	$1,332	$—	$555	$1,094	$1,649
Other invested assets	$63	$—	$50	$13	$63
Premiums, reinsurance and other receivables	$1,786	$—	$47	$2,151	$2,198
Liabilities
Policyholder account balances	$15,611	$—	$—	$15,818	$15,818
Long-term debt	$4,365	$—	$3,283	$1,000	$4,283
Other liabilities	$862	$—	$640	$222	$862
Separate account liabilities	$1,126	$—	$1,126	$—	$1,126

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
On May 15, 2019, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock, which was paid on June 25, 2019 to stockholders of record as of June 10, 2019. On August 15, 2019, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock, which was paid on September 25, 2019 to stockholders of record as of September 10, 2019.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

During the three months and nine months ended September 30, 2019, BHF repurchased 3,401,947 shares and 8,395,371 shares, respectively, of its common stock through open market purchases, pursuant to 10b5-1 plans, for $126 million and $314 million, respectively. At September 30, 2019, BHF had $181 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, June 30, 2019	$2,564	$181	$(20)	$(23)	$2,702
OCI before reclassifications	970	160	(3)	—	1,127
Deferred income tax benefit (expense)	(204)	(33)	—	—	(237)
AOCI before reclassifications, net of income tax	3,330	308	(23)	(23)	3,592
Amounts reclassified from AOCI	(30)	(1)	—	—	(31)
Deferred income tax benefit (expense)	6	—	—	—	6
Amounts reclassified from AOCI, net of income tax	(24)	(1)	—	—	(25)
Balance, September 30, 2019	$3,306	$307	$(23)	$(23)	$3,567

	Three Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, June 30, 2018	$690	$168	$(19)	$(24)	$815
OCI before reclassifications	(310)	(7)	(7)	—	(324)
Deferred income tax benefit (expense)	66	1	1	—	68
AOCI before reclassifications, net of income tax	446	162	(25)	(24)	559
Amounts reclassified from AOCI	38	(47)	—	—	(9)
Deferred income tax benefit (expense)	(8)	10	—	—	2
Amounts reclassified from AOCI, net of income tax	30	(37)	—	—	(7)
Balance, September 30, 2018	$476	$125	$(25)	$(24)	$552

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	3,515	201	4	(3)	3,717
Deferred income tax benefit (expense)	(738)	(42)	—	—	(780)
AOCI before reclassifications, net of income tax	3,353	346	(23)	(23)	3,653
Amounts reclassified from AOCI	(59)	(49)	—	—	(108)
Deferred income tax benefit (expense)	12	10	—	—	22
Amounts reclassified from AOCI, net of income tax	(47)	(39)	—	—	(86)
Balance, September 30, 2019	$3,306	$307	$(23)	$(23)	$3,567

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2018
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle, net of income tax	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,448)	28	(1)	3	(1,418)
Deferred income tax benefit (expense)	325	(6)	—	(1)	318
AOCI before reclassifications, net of income tax	370	176	(25)	(24)	497
Amounts reclassified from AOCI	138	(65)	—	—	73
Deferred income tax benefit (expense)	(32)	14	—	—	(18)
Amounts reclassified from AOCI, net of income tax	106	(51)	—	—	55
Balance, September 30, 2018	$476	$125	$(25)	$(24)	$552
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$31	$(36)	$86	$(137)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	—	1	Net investment income
Net unrealized investment gains (losses)	(1)	(2)	(27)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	30	(38)	59	(138)
Income tax (expense) benefit	(6)	8	(12)	32
Net unrealized investment gains (losses), net of income tax	24	(30)	47	(106)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	15	28	31	Net derivative gains (losses)
Interest rate swaps	1	—	2	2	Net investment income
Interest rate forwards	—	31	—	31	Net derivative gains (losses)
Interest rate forwards	—	1	—	2	Net investment income
Foreign currency swaps	—	—	19	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	1	47	49	65
Income tax (expense) benefit	—	(10)	(10)	(14)
Gains (losses) on cash flow hedges, net of income tax	1	37	39	51
Total reclassifications, net of income tax	$25	$7	$86	$(55)

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
Other revenues consisted primarily of 12b-1 fees of $84 million and $251 million for the three months and nine months ended September 30, 2019, respectively, and $91 million and $275 million for the three months and nine months ended September 30, 2018, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Compensation	$76	$67	$238	$220
Contracted services and other labor costs	73	63	185	189
Transition services agreements	64	70	196	215
Establishment costs	13	87	85	190
Premium and other taxes, licenses and fees	15	12	35	55
Separate account fees	123	133	365	401
Volume related costs, excluding compensation, net of DAC capitalization	155	161	472	486
Interest expense on debt	49	39	144	113
Other	43	33	104	105
Total other expenses	$611	$665	$1,824	$1,974

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

10. Earnings Per Common Share
The following table sets forth the calculation of earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$676	$(271)	$316	$(577)

Weighted average common shares outstanding — basic	110,915,416	119,657,443	114,195,767	119,734,128
Dilutive effect of share-based awards	612,064	—	546,931	—
Weighted average common shares outstanding — diluted	111,527,480	119,657,443	114,742,698	119,734,128

Earnings per common share:
Basic	$6.09	$(2.26)	$2.77	$(4.82)
Diluted	$6.06	$(2.26)	$2.75	$(4.82)
Basic loss per common share equaled diluted loss per common share for the three months and nine months ended September 30, 2018. The diluted shares were not utilized in the per share calculation for these periods, as the inclusion of such shares would have an antidilutive effect.
For the three months and nine months ended September 30, 2019, weighted average shares used for calculating earnings per diluted common share excludes 196,492 out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months and nine months ended September 30, 2019.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2019.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $235 million and $492 million at September 30, 2019 and December 31, 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion at both September 30, 2019 and December 31, 2018.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)

Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $122 million, with a cumulative maximum of $128 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million and $2 million at September 30, 2019 and December 31, 2018, respectively, for indemnities, guarantees and commitments.
12. Related Party Transactions
The following table summarizes income and expense from affiliated transactions with MetLife prior to the MetLife Divestiture (see Note 1) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Income (1)	$—	$—	$—	$(182)
Expense (2)	$—	$—	$—	$133

__________________

(1)	Primarily includes the net impact of reinsurance ceded to MetLife.

(2)	Primarily includes costs incurred with MetLife related to shared services, offset by reinsurance ceded to MetLife.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the unaudited interim condensed consolidated financial statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2019 (the “2018 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (the “First Quarter Form 10-Q”) filed with the SEC on May 7, 2019; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the “Second Quarter Form 10-Q”) filed with the SEC on August 6, 2019; and (v) our current reports on Form 8-K filed in 2019.
The term “Separation” refers to the separation of MetLife’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to BHF and its subsidiaries and affiliates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$795	$(370)	$302	$(803)
Less: Provision for income tax expense (benefit)	119	(99)	(14)	(226)
Net income (loss) available to shareholders (1)	$676	$(271)	$316	$(577)

Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	$(273)	$312	$304	$819
Less: Provision for income tax expense (benefit)	(104)	42	(13)	113
Adjusted earnings	$(169)	$270	$317	$706
______________

(1)
We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.

For the three months ended September 30, 2019, we had net income available to shareholders of $676 million and adjusted earnings were a loss of $169 million, compared to a net loss available to shareholders of $271 million and adjusted earnings of $270 million for the three months ended September 30, 2018. The net income available to shareholders for the three months ended September 30, 2019 was driven primarily by declining long-term interest rates which resulted in favorable comparative changes in the estimated fair value of the universal life with secondary guarantees (“ULSG”) hedging program and net favorable changes in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), partially offset by an unfavorable impact from our annual actuarial review (“AAR”) which is reflected in the adjusted earnings loss. For the nine months ended September 30, 2019, we had net income available to shareholders of $316 million and adjusted earnings of $317 million, compared to a net loss available to shareholders of $577 million and adjusted earnings of $706 million for the nine months ended September 30, 2018. The net income available to shareholders for the nine months ended September 30, 2019 was driven by favorable comparative changes in the estimated fair value of the ULSG hedging program due to declining long-term interest rates and net investment gains, partially offset by lower adjusted earnings, which included an unfavorable impact from the AAR and net unfavorable results in GMLB Riders as impacts from higher equity markets more than offset the impacts from declining long-term interest rates.
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2019.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2018 Annual Report, as amended or supplemented by such information in the First Quarter Form 10-Q and the Second Quarter Form 10-Q, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.

Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2018 Annual Report, as amended or supplemented herein and in our Second Quarter Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments”.
Standard of Conduct Regulation
As a result of overlapping efforts by the Department of Labor (the “DOL”), the National Association of Insurance Commissioners (the “NAIC”), individual states, and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. While we manufacture annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. Earlier this year, the DOL indicated that it may issue a new proposed rule on fiduciary investment advice under ERISA in 2019. At this time, we cannot predict the content or form of any such rule or its impact on our business, results of operations and financial condition. See “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Rule” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” in our 2018 Annual Report.
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

The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Results of Operations
Annual Actuarial Review
Generally, in the third quarter of each year we conduct an AAR. The most significant impact from the 2019 AAR reflected the change in the long-term general account earned rate for GAAP, which lowered the base 10-year U.S. Treasury rate from 4.25% to 3.75%, which had the largest impact to our ULSG business in the Run-off segment. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to mortality and expenses.
As a result of the 2018 AAR, our variable annuity business reflected the alignment to the statutory variable annuity capital reform framework. These changes included lower lapse and utilization assumptions (consistent with updated Brighthouse policyholder experience and industry participants), as well as updates to the equity market scenario generator, as reflected in the framework. We also updated the tax rate to reflect the statutory tax rate change due to the 2017 tax reform. In our life business, we updated assumptions related to market returns, policyholder behavior and expenses.
The following table presents the impact on pre-tax adjusted earnings and net income (loss) before provision for income tax from the AAR for the nine months ended September 30, 2019 and 2018. The impact related to GMLBs is included in net income (loss), but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Nine Months Ended September 30,
	2019	2018
	(In millions)
GMLBs	$84	$(226)
Included in pre-tax adjusted earnings:
Other annuity business	(38)	195
Life business	24	15
Run-off	(545)	(24)
Total included in pre-tax adjusted earnings	(559)	186
Total impact on net income (loss) available to shareholders before provision for income tax	$(475)	$(40)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2019 and 2018
Business Overview. Annuity sales increased 28% compared to the first nine months of 2018 driven by higher sales of our suite of structured annuities consisting of products marketed under various names (collectively, “Shield Annuities” or “Shield”), fixed indexed annuities and fixed annuities.
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Revenues
Premiums	$214	$225	$673	$677
Universal life and investment-type product policy fees	867	972	2,630	2,936
Net investment income	928	853	2,681	2,476
Other revenues	94	105	282	308
Net investment gains (losses)	27	(42)	79	(121)
Net derivative gains (losses)	1,057	(691)	(97)	(1,337)
Total revenues	3,187	1,422	6,248	4,939
Expenses
Policyholder benefits and claims	1,319	822	2,936	2,373
Interest credited to policyholder account balances	272	273	795	809
Capitalization of DAC	(93)	(83)	(274)	(235)
Amortization of DAC and VOBA	181	30	373	581
Interest expense on debt	49	43	144	113
Other expenses	655	705	1,954	2,096
Total expenses	2,383	1,790	5,928	5,737
Income (loss) before provision for income tax	804	(368)	320	(798)
Provision for income tax expense (benefit)	119	(99)	(14)	(226)
Net income (loss)	685	(269)	334	(572)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	5
Net income (loss) attributable to Brighthouse Financial, Inc.	683	(271)	330	(577)
Less: Preferred stock dividends	7	—	14	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$676	$(271)	$316	$(577)

The following table presents the components of net income (loss) available to shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
GMLB Riders	$419	$(585)	(1,144)	$(1,008)
Other derivative instruments	636	(60)	1,116	(539)
Net investment gains (losses)	27	(42)	79	(121)
Other adjustments	(14)	5	(53)	46
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	(273)	312	304	819
Net income (loss) available to shareholders before provision for income tax	795	(370)	302	(803)
Provision for income tax expense (benefit)	119	(99)	(14)	(226)
Net income (loss) available to shareholders	$676	$(271)	$316	$(577)
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Net income available to shareholders before provision for income tax was $795 million ($676 million, net of income tax) an increase of $1.2 billion ($947 million, net of income tax) from a loss before provision for income tax of $370 million ($271 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•	higher earnings from GMLB Riders, discussed in greater detail in “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2019 and 2018”;

•	current period gains on interest rate swaptions and swaps in our ULSG hedging program from declining long-term interest rates; and

•	higher net investment gains reflecting current period net gains on sales of fixed maturity securities compared to prior period losses.
The increase in income before provision for income tax was partially offset by lower adjusted earnings discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 15%, compared to 27% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Net income available to shareholders before provision for income tax was $302 million ($316 million, net of income tax), an increase of $1.1 billion ($893 million, net of income tax) from a loss before provision for income tax of $803 million ($577 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•	current period gains on interest rate swaps and swaptions in our ULSG hedging program from declining long-term interest rates;

•	the change in net investment gains (losses) reflecting:

◦	current period net gains on sales of fixed maturity securities compared to prior period losses; and

◦	current period net mark-to-market gains on equity securities compared to prior period net losses, partially offset by

◦	prior period net gains on real estate joint ventures.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	lower adjusted earnings, discussed in greater detail below;

•	higher losses from GMLB Riders, discussed in greater detail in “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2019 and 2018”; and

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment.
Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities, resulted in an unusually low effective tax rate of 5%, compared to 28% in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate due to the ongoing impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
Three Months Ended September 30, 2019

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$576	$92	$234	$(226)	$676
Add: Provision for income tax expense (benefit)	52	18	(116)	165	119
Net income (loss) available to shareholders before provision for income tax	628	110	118	(61)	795
Less: GMLB Riders	419	—	—	—	419
Less: Other derivative instruments	(43)	1	678	—	636
Less: Net investment gains (losses)	(2)	18	(4)	15	27
Less: Other adjustments	(1)	—	(13)	—	(14)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	255	91	(543)	(76)	(273)
Less: Provision for income tax expense (benefit)	52	18	(117)	(57)	(104)
Adjusted earnings	$203	$73	$(426)	$(19)	$(169)
Three Months Ended September 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(196)	$46	$(51)	$(70)	$(271)
Add: Provision for income tax expense (benefit)	62	18	(125)	(54)	(99)
Net income (loss) available to shareholders before provision for income tax	(134)	64	(176)	(124)	(370)
Less: GMLB Riders	(585)	—	—	—	(585)
Less: Other derivative instruments	12	5	(77)	—	(60)
Less: Net investment gains (losses)	(48)	(18)	28	(4)	(42)
Less: Other adjustments	—	(1)	7	(1)	5
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	487	78	(134)	(119)	312
Less: Provision for income tax expense (benefit)	86	17	(29)	(32)	42
Adjusted earnings	$401	$61	$(105)	$(87)	$270

Nine Months Ended September 30, 2019

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(434)	$186	$924	$(360)	$316
Add: Provision for income tax expense (benefit)	165	38	(305)	88	(14)
Net income (loss) available to shareholders before provision for income tax	(269)	224	619	(272)	302
Less: GMLB Riders	(1,144)	—	—	—	(1,144)
Less: Other derivative instruments	(78)	22	1,173	(1)	1,116
Less: Net investment gains (losses)	15	8	85	(29)	79
Less: Other adjustments	(1)	—	(52)	—	(53)
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	939	194	(587)	(242)	304
Less: Provision for income tax expense (benefit)	176	38	(127)	(100)	(13)
Adjusted earnings	$763	$156	$(460)	$(142)	$317
Nine Months Ended September 30, 2018

	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(245)	$132	$(309)	$(155)	$(577)
Add: Provision for income tax expense (benefit)	146	53	(241)	(184)	(226)
Net income (loss) available to shareholders before provision for income tax	(99)	185	(550)	(339)	(803)
Less: GMLB Riders	(1,008)	—	—	—	(1,008)
Less: Other derivative instruments	26	(8)	(556)	(1)	(539)
Less: Net investment gains (losses)	(144)	(11)	40	(6)	(121)
Less: Other adjustments	2	(1)	45	—	46
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	1,025	205	(79)	(332)	819
Less: Provision for income tax expense (benefit)	177	41	(18)	(87)	113
Adjusted earnings	$848	$164	$(61)	$(245)	$706

Consolidated Results for the Three Months and Nine Months Ended September 30, 2019 and 2018 — Adjusted Earnings
The following table presents the components of adjusted earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$893	$1,014	$2,713	$3,040
Net investment spread	433	363	1,227	1,037
Insurance-related activities	(796)	(349)	(1,361)	(899)
Amortization of DAC and VOBA	(183)	(53)	(433)	(380)
Other expenses, net of DAC capitalization	(611)	(661)	(1,824)	(1,974)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	9	2	18	5
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	(273)	312	304	819
Provision for income tax expense (benefit)	(104)	42	(13)	113
Adjusted earnings	$(169)	$270	$317	$706
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Adjusted earnings were a loss of $169 million, a decrease of $439 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	an increase in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments, partially offset by

◦	a decrease in liability balances, primarily in our Run-off segment, from the net impact of recapture transactions in the prior period;

•	higher amortization of DAC and VOBA, primarily in our Annuities segment, driven by:

◦	an unfavorable impact in the current period in connection with the AAR; and

◦	less favorable equity market performance in the current period;

•	lower fee income due to:

◦	higher ceded cost of insurance fees on certain ULSG business driven by the aging in-force; and

◦	lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
The decrease in adjusted earnings was partially offset by higher net investment spread and lower other expenses from lower establishment costs in the current period related to planned technology expenses.
The provision for income tax in the current period led to an effective tax rate of 38%, compared to 13% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were $317 million, a decrease of $389 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	an increase in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments, partially offset by

◦	a decrease in liability balances, primarily in our Run-off segment, from the net impact of recapture transactions in the prior period;

•	lower fee income due to:

◦	lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses; and

◦	lower fee income in our ULSG business due to the net reimbursement of fees for recapture transactions in the prior period;

•	higher amortization of DAC and VOBA driven by an unfavorable net impact in the current period in connection with the AAR.
The decrease in adjusted earnings was partially offset by:

•	higher net investment spread reflecting:

◦	higher average invested assets from positive net flows; and

◦	the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets;

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses;

◦	the exit of various transition service agreements with MetLife; and

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income.
Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities, resulted in an unusually low effective tax rate of 4%, compared to 14% in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate due to the ongoing impacts of the dividends received deductions and tax credits.
Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2019 and 2018 — Adjusted Earnings
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$675	$715	$1,977	$2,166
Net investment spread	268	204	789	565
Insurance-related activities	(60)	17	(179)	(157)
Amortization of DAC and VOBA	(211)	(40)	(421)	(307)
Other expenses, net of DAC capitalization	(417)	(409)	(1,227)	(1,242)
Pre-tax adjusted earnings	255	487	939	1,025
Provision for income tax expense (benefit)	52	86	176	177
Adjusted earnings	$203	$401	$763	$848

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances decreased for the three months ended September 30, 2019 and increased for the nine months ended September 30, 2019. The three month decrease was driven by negative net flows and policy charges, partially offset by positive equity market performance. The nine month increase was driven by positive equity market performance, partially offset by negative net flows and policy charges.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In millions)
Balance, beginning of period	$99,013	$91,923
Deposits	322	959
Withdrawals, surrenders and contract benefits	(2,430)	(7,212)
Net flows	(2,108)	(6,253)
Investment performance	594	13,150
Policy charges	(658)	(1,855)
Net transfers from (to) general account	(89)	(213)
Balance, end of period	$96,752	$96,752

Average balance	$97,813	$97,488
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Adjusted earnings were $203 million for the current period, a decrease of $198 million.
Key net unfavorable impacts were:

•	higher amortization of DAC and VOBA driven by:

◦	an unfavorable impact in the current period resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR; and

◦	less favorable equity market performance in the current period;

•
higher net costs associated with insurance-related activities driven by an increase in net guaranteed minimum death benefit (“GMDB”) costs resulting from favorable prior period changes in mortality and withdrawal assumptions made in connection with the AAR; and

•	lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
The decrease in adjusted earnings was partially offset by higher net investment spread from higher average invested assets due to positive net flows in the general account and the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets.
The provision for income tax in the current period led to an effective tax rate of 20%, compared to 18% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were $763 million for the current period, a decrease of $85 million.
Key unfavorable impacts were:

•	lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses;

•	higher amortization of DAC and VOBA resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR; and

•	higher costs associated with insurance-related activities due to:

◦	higher paid claims, net of reinsurance; and

◦	an increase in net GMDB costs resulting from favorable prior period changes in mortality and withdrawal assumptions made in connection with the AAR.
Key net favorable impacts were:

•	higher net investment spread driven by:

◦	higher average invested assets resulting due to positive net flows in the general account;

◦	higher investment income due to the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets; and

◦	higher returns on other limited partnership interests;

•	lower other expenses due to:

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and

◦	the exit of various transition service agreements with MetLife;
partially offset by

◦	an increase in the allocation of corporate expenses in the current period.
The provision for income tax in the current period led to an effective tax rate of 19%, compared to 17% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Life
The following table presents the components of adjusted earnings for our Life segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$60	$79	$185	$259
Net investment spread	52	56	155	154
Insurance-related activities	(1)	13	5	51
Amortization of DAC and VOBA	31	(8)	(1)	(60)
Other expenses, net of DAC capitalization	(51)	(62)	(150)	(199)
Pre-tax adjusted earnings	91	78	194	205
Provision for income tax expense (benefit)	18	17	38	41
Adjusted earnings	$73	$61	$156	$164
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Adjusted earnings were $73 million for the current period, an increase of $12 million.
Key net favorable impacts were:

•	lower amortization of DAC and VOBA primarily from changes in expense and mortality assumptions made in connection with the AAR; and

•	a decrease in the allocation of corporate expenses in the current period.
The increase in adjusted earnings was partially offset by:

•	lower unearned revenue amortization from changes in expense and mortality assumptions made in connection with the AAR; and

•	higher paid claims, net of reinsurance.
The provision for income tax in the current period led to an effective tax rate of 20%, compared to 22% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were $156 million for the current period, a decrease of $8 million.
Key net unfavorable impacts were:

•	lower fee income due to:

◦	lower unearned revenue amortization from changes in expense and mortality assumptions made in connection with the AAR; and

◦	the reimbursement of fees for recaptured universal life business in the prior period;

•	higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance.
The decrease in adjusted earnings was partially offset by:

•	lower amortization of DAC and VOBA primarily from changes in expense and mortality assumptions made in connection with the AAR; and

•	a decrease in the allocation of corporate expenses in the current period.
The provision for income tax led to an effective tax rate of 20% in both the current and prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$157	$214	$544	$616
Net investment spread	90	87	226	280
Insurance-related activities	(740)	(389)	(1,210)	(820)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(50)	(46)	(147)	(155)
Pre-tax adjusted earnings	(543)	(134)	(587)	(79)
Provision for income tax expense (benefit)	(117)	(29)	(127)	(18)
Adjusted earnings	$(426)	$(105)	$(460)	$(61)
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Adjusted earnings were a loss of $426 million for the current period, a higher loss of $321 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities, primarily in our ULSG business, due to:

◦	an increase in liability balances resulting from changes in the long-term general account earned rate assumptions made in connection with the AAR, partially offset by

◦	a decrease in liability balances from the net impact of recapture transactions in the prior period;

•	lower fee income due to higher ceded cost of insurance fees on certain ULSG business driven by the aging in-force.
The decrease in adjusted earnings was partially offset by:

•	an increase in the net investment spread due to:

◦	higher average invested assets resulting from positive net flows; and

◦	higher investment income due to the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets.
The provision for income tax led to an effective tax rate of 22% in both the current and prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were a loss of $460 million for the current period, a higher loss of $399 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities, primarily in our ULSG business due to:

◦	an increase in liability balances resulting from changes in the long-term general account earned rate assumptions made in connection with the AAR; and

◦	unfavorable mortality due to higher claim severity and lower reinsurance recoveries in the current period, partially offset by

◦	a decrease in liability balances from the net impact of recapture transactions in the prior period;

•	lower fee income in our ULSG business due to the net reimbursement of fees for recapture transactions in the prior period; and

•	lower net investment spread due to:

◦	lower returns on other limited partnership interests driven by lower equity market performance compared to prior period; and

◦	lower income on interest rate derivatives.
The provision for income tax in the current period led to an effective tax rate of 22%, compared to 23% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Fee income	$1	$6	$7	$(1)
Net investment spread	23	16	57	38
Insurance-related activities	5	10	23	27
Amortization of DAC and VOBA	(3)	(5)	(11)	(13)
Other expenses, net of DAC capitalization	(93)	(144)	(300)	(378)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	9	2	18	5
Pre-tax adjusted earnings, less net income attributable to noncontrolling interests and preferred stock dividends	(76)	(119)	(242)	(332)
Provision for income tax expense (benefit)	(57)	(32)	(100)	(87)
Adjusted earnings	$(19)	$(87)	$(142)	$(245)
Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Adjusted earnings were a loss of $19 million, an improvement of $68 million from the prior period.
Key net favorable impacts were:

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses, partially offset by

◦	interest expense recorded in the current period on a prior period tax liability associated with the Separation;

•	higher net investment spread reflecting positive returns on short-term investments, partially offset by

•	a benefit in the prior period related to Separation-related tax agreements with MetLife, which was recognized in other revenue.
Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities, resulted in an unusually high effective tax rate of 75%, compared to 27% in the prior period, for which both rates represent a tax benefit. In addition to such one-time tax adjustments, our effective tax rate primarily differs from the statutory tax rate due to the ongoing impacts of the dividends received deductions and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Adjusted earnings were a loss of $142 million, an improvement of $103 million from the prior period.
Key net favorable impacts were:

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses; and

◦	lower branding expenses associated with the Separation,
partially offset by

◦	higher interest on debt that was issued in both the first quarter of 2019 and the third quarter of 2018;

•	higher net investment spread reflecting positive returns on short-term investments; and

•	higher fee income due to reimbursement of pension liabilities from MetLife, which was reported in other expenses in the prior period.
Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities, resulted in an unusually high effective tax rate of 41%, compared to 26% in the prior period, for which both rates represent a tax benefit. In addition to such one-time tax adjustments, our effective tax rate primarily differs from the statutory tax rate due to the ongoing impacts of the dividends received deductions and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

GMLB Riders for the Three Months and Nine Months Ended September 30, 2019 and 2018
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Liabilities (1)	$(810)	$(220)	$(1,856)	$92
Hedging program	948	(591)	(51)	(1,472)
Ceded reinsurance	50	(17)	75	(61)
Fees (2)	228	222	628	641
GMLB DAC	3	21	60	(208)
Total GMLB Riders	$419	$(585)	$(1,144)	$(1,008)
______________

(1)
Includes changes in estimated fair value of the Shield Annuities embedded derivatives of ($15) million and ($918) million for the three months and nine months ended September 30, 2019, respectively, and ($462) million and ($531) million for the three months and nine months ended September 30, 2018, respectively.

(2)
Excludes living benefit fees, included as a component of adjusted earnings of $16 million and $48 million for the three months and nine months ended September 30, 2019, respectively, and $18 million and $53 million for the three months and nine months ended September 30, 2018, respectively.

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018
Comparative results from GMLB Riders were favorable by $1.0 billion, primarily driven by:

•	net favorable changes in the GMLB hedging program in excess of increases to the variable annuity liability reserves primarily due to lower interest rates in the current period; and

•	favorable changes in the estimated fair value of the Shield liability reserves.
Favorable changes in the GMLB hedging program resulted primarily from current period market factors which included lower interest rates, reduced market volatility and lower relative equity markets.
Favorable changes in Shield liability reserves were primarily due to a charge recognized in the prior period in connection with the AAR and lower relative equity markets in the current period.
Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018
Comparative results from GMLB Riders were unfavorable by $136 million, primarily driven by:

•	a net unfavorable change in the estimated fair value of variable annuity liability reserves; and

•	unfavorable changes in Shield liability reserves,
partially offset by:

•	a net favorable change in the GMLB hedging program;

•	favorable changes in GMLB DAC; and

•	favorable changes in the ceded reinsurance.
Higher relative equity markets in the current period significantly impacted the following:

•	unfavorable changes to the estimated fair value of freestanding derivatives in our GMLB hedging program;

•	unfavorable changes to the estimated fair value of the Shield liability reserves, net of favorable changes to the estimated fair value of the related hedges; and

•	unfavorable changes in GMLB DAC,
partially offset by

•	favorable changes to the estimated fair value of the variable annuity liability reserve.

Lower interest rates in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of freestanding derivatives in our GMLB hedging program;

•	favorable changes to GMLB DAC; and

•	favorable changes in ceded reinsurance,
partially offset by

•	unfavorable changes to the estimated fair value of variable annuity liability reserves.
The AAR resulted in favorable changes in the current period primarily due to higher reserves recognized in the prior period, net of a corresponding decrease in GMLB DAC relative to the prior period.
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

•	currency risk, relating to the variability in currency exchange rates for non-U.S. dollar denominated investments; and

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
Investment Management Agreements
Following the Separation, MetLife Investment Management, LLC (“MIM,” formerly known as MetLife Investment Advisors, LLC) managed our investment portfolio pursuant to several investment management agreements. On February 5, 2019, we terminated several existing investment management agreements with MIM and entered into a new investment management agreement (as amended, the “Investment Management Agreement”) with MIM, pursuant to which MIM, on a sub-advisory basis, manages the investment of the assets comprising a portion of the general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our non-insurance subsidiaries. As part of the termination of the prior investment management agreements, we brought our derivatives trading, which had previously been managed by MIM, in-house. The Investment Management Agreement marks one of the initial steps in the transition of our investment portfolio to a multi-manager platform, which is expected to continue in stages throughout 2019. The Investment Management Agreement allows us flexibility to partially terminate investment management services for specified investments upon prior notice to MIM and we have accordingly terminated certain services under the Investment Management Agreement as we have engaged a select group of experienced external asset management firms to provide such services.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Yield%	Amount	Yield%	Amount	Yield%	Amount	Yield%	Amount
	(Dollars in millions)
Investment income (1)	4.62%	$951	4.67%	$883	4.56%	$2,757	4.62%	$2,576
Investment fees and expenses (2)	(0.10)	(23)	(0.17)	(31)	(0.12)	(76)	(0.16)	(87)
Adjusted net investment income (3), (4)	4.52%	$928	4.50%	$852	4.44%	$2,681	4.46%	$2,489
_______________

(1)
Investment income yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote 3 below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.

(2)
Investment fee and expense yields are calculated as investment fees and expenses as a percent of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.

(3)	Adjusted net investment income included in yield calculations includes Investment Hedge Adjustments.

(4)	Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions)
Net investment income	$928	$853	$2,681	$2,476
Less: Investment hedge adjustments	—	(2)	—	(13)
Less: Other incremental net investment income	—	3	—	—
Adjusted net investment income — in the above yield table	$928	$852	$2,681	$2,489

See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2019 and 2018 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities AFS
The following table presents fixed maturity securities available-for-sale (“AFS”) by type (public or private) held at:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$58,097	82.1%	$51,939	83.0%
Privately-placed	12,626	17.9	10,669	17.0
Total fixed maturity securities	$70,723	100.0%	$62,608	100.0%
Percentage of cash and invested assets	70.1%		71.7%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$40,592	$6,000	$46,592	65.9%	$40,218	$1,954	$42,172	67.4%
2	Baa	19,599	1,552	21,151	29.9	17,656	(122)	17,534	28.0
Subtotal investment grade		60,191	7,552	67,743	95.8	57,874	1,832	59,706	95.4
3	Ba	2,065	52	2,117	3.0	2,160	(87)	2,073	3.3
4	B	784	11	795	1.1	787	(48)	739	1.2
5	Caa and lower	75	(7)	68	0.1	99	(9)	90	0.1
6	In or near default	—	—	—	—	—	—	—	—
Subtotal below investment grade		2,924	56	2,980	4.2	3,046	(144)	2,902	4.6
Total fixed maturity securities		$63,115	$7,608	$70,723	100.0%	$60,920	$1,688	$62,608	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(Dollars in millions)
September 30, 2019
U.S. corporate	$15,087	$13,669	$1,486	$637	$23	$—	$30,902
U.S. government and agency	7,674	72	—	—	—	—	7,746
RMBS	9,093	65	32	4	21	—	9,215
Foreign corporate	3,059	6,000	481	99	11	—	9,650
CMBS	5,484	95	—	—	—	—	5,579
State and political subdivision	3,810	170	—	—	9	—	3,989
ABS	1,645	253	19	—	—	—	1,917
Foreign government	740	827	99	55	4	—	1,725
Total fixed maturity securities	$46,592	$21,151	$2,117	$795	$68	$—	$70,723
Percentage of total	65.9%	29.9%	3.0%	1.1%	0.1%	—%	100.0%
December 31, 2018
U.S. corporate	$11,277	$11,118	$1,417	$635	$26	$—	$24,473
U.S. government and agency	8,921	174	—	—	—	—	9,095
RMBS	8,395	40	58	6	48	—	8,547
Foreign corporate	2,427	5,089	427	70	13	—	8,026
CMBS	5,183	57	6	2	—	—	5,248
State and political subdivision	3,437	156	1	—	3	—	3,597
ABS	1,851	244	30	1	—	—	2,126
Foreign government	681	656	134	25	—	—	1,496
Total fixed maturity securities	$42,172	$17,534	$2,073	$739	$90	$—	$62,608
Percentage of total	67.4%	28.0%	3.3%	1.2%	0.1%	—%	100.0%
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at September 30, 2019 and December 31, 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$12,453	30.7%	$9,896	30.4%
Consumer	9,737	24.0	8,290	25.5
Finance	9,315	23.0	7,209	22.2
Utility	6,159	15.2	4,770	14.7
Communications	2,888	7.1	2,334	7.2
Total	$40,552	100.0%	$32,499	100.0%

Structured Securities
We held $16.7 billion and $15.9 billion of Structured Securities, at estimated fair value, at September 30, 2019 and December 31, 2018, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The following table presents our RMBS holdings at:

	September 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$5,027	54.6%	$439	$4,885	57.2%	$174
Pass-through securities	4,188	45.4	64	3,662	42.8	(55)
Total RMBS	$9,215	100.0%	$503	$8,547	100.0%	$119
By risk profile:
Agency	$7,183	78.0%	$319	$6,396	74.8%	$(23)
Prime	207	2.2	12	296	3.5	10
Alt-A	910	9.9	103	938	11.0	79
Sub-prime	915	9.9	69	917	10.7	53
Total RMBS	$9,215	100.0%	$503	$8,547	100.0%	$119
Ratings profile:
Rated Aaa	$7,289	79.1%		$6,529	76.4%
Designated NAIC 1	$9,093	98.7%		$8,395	98.2%
Historically, we have managed our exposure to sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $883 million at both September 30, 2019 and December 31, 2018, with unrealized gains (losses) of $65 million and $50 million at September 30, 2019 and December 31, 2018, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by vintage year at:

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in millions)
2003 - 2010	$110	$126	$177	$177
2011	234	234	297	293
2012	139	142	263	262
2013	199	207	290	290
2014	333	352	526	519
2015	942	996	1,076	1,059
2016	488	511	582	568
2017	643	688	696	686
2018	1,583	1,733	1,385	1,394
2019	570	590	—	—
Total	$5,241	$5,579	$5,292	$5,248
CMBS rated Aaa using rating agency ratings were $4.1 billion, or 73.9% of total CMBS, and designated NAIC 1 were $5.5 billion, or 98.3% of total CMBS, at September 30, 2019. CMBS rated Aaa using rating agency ratings were $3.5 billion, or 66.9% of total CMBS, and designated NAIC 1 were $5.2 billion, or 98.8% of total CMBS at December 31, 2018.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	September 30, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,023	53.4%	$(8)	$1,010	47.5%	$(18)
Automobile loans	135	7.0	3	199	9.4	—
Consumer loans	175	9.1	3	193	9.1	1
Student loans	195	10.2	6	186	8.7	3
Credit card loans	62	3.2	4	136	6.4	2
Other loans	327	17.1	10	402	18.9	3
Total	$1,917	100.0%	$18	$2,126	100.0%	$(9)
Ratings profile:
Rated Aaa	$835	43.6%		$956	45.0%
Designated NAIC 1	$1,645	85.8%		$1,851	87.1%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	September 30, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$9,473	61.4%	$47	0.3%	$8,529	62.0%	$42	0.5%
Agricultural	3,291	21.4%	10	0.6%	2,946	21.4%	9	0.3%
Residential	2,659	17.2%	7	0.5%	2,276	16.6%	6	0.3%
Total	$15,423	100.0%	$64	0.4%	$13,751	100.0%	$57	0.4%
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 96% and 97% at September 30, 2019 and December 31, 2018, respectively, and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

	September 30, 2019	December 31, 2018
State
California	24%	26%
New York	13%	14%
Texas	8%	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2019 and December 31, 2018. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

	September 30, 2019	December 31, 2018
State
California	37%	36%
Florida	9%	9%
New York	7%	6%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,592	27.4%	$2,550	29.9%
Middle Atlantic	1,840	19.4	1,867	21.9
South Atlantic	1,704	18.0	1,316	15.5
West South Central	793	8.4	801	9.4
Mountain	699	7.4	404	4.7
East North Central	530	5.6	473	5.5
International	486	5.1	389	4.5
New England	474	5.0	397	4.7
West North Central	125	1.3	127	1.5
East South Central	85	0.9	59	0.7
Multi-Region and Other	145	1.5	146	1.7
Total recorded investment	9,473	100.0%	8,529	100.0%
Less: valuation allowances	47		42
Carrying value, net of valuation allowances	$9,426		$8,487
Property Type
Office	$3,903	41.2%	$3,810	44.6%
Retail	2,168	22.9	2,064	24.2
Apartment	1,976	20.9	1,480	17.4
Hotel	914	9.6	744	8.7
Industrial	482	5.1	400	4.7
Other	30	0.3	31	0.4
Total recorded investment	9,473	100.0%	8,529	100.0%
Less: valuation allowances	47		42
Carrying value, net of valuation allowances	$9,426		$8,487
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

Loan-to-value ratios and debt service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 52% at both September 30, 2019 and December 31, 2018, and our average debt service coverage ratio was 2.2x at both September 30, 2019 and December 31, 2018. The debt service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 46% at September 30, 2019 and December 31, 2018, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the nine months ended September 30, 2019 and 2018.
Real Estate Limited Partnerships and Limited Liability Companies
Real estate limited partnerships and limited liability companies are comprised primarily of limited partner interests in real estate funds, and to a lesser extent interests in projects with varying strategies ranging from the development of properties to the operation of income-producing properties.
The estimated fair value of the associated investment portfolios was $570 million and $572 million at September 30, 2019 and December 31, 2018, respectively.
Other Limited Partnership Interests
Other limited partnership interests are comprised primarily of private equity funds. The carrying value of other limited partnership interests was $1.9 billion and $1.8 billion at September 30, 2019 and December 31, 2018, respectively, which included $35 million and $98 million of hedge funds at September 30, 2019 and December 31, 2018, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investments of the funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$4,515	95.4%	$2,778	91.8%
Tax credit and renewable energy partnerships	92	1.9	95	3.1
Leveraged leases, net of non-recourse debt	65	1.4	65	2.1
FHLB Stock	50	1.1	64	2.1
Other	12	0.2	25	0.9
Total	$4,734	100.0%	$3,027	100.0%
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

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation held at September 30, 2019 and December 31, 2018.

•	The statement of operations effects of derivatives in cash flow or nonqualifying hedge relationships for the three months and nine months ended September 30, 2019 and 2018.
See “Business — Segments and Corporate & Other — Annuities,” “Business — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” included in the 2018 Annual Report for more information about our use of derivatives by major hedging programs.
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
Derivatives categorized as Level 3 at September 30, 2019 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs; equity index options with unobservable correlation inputs and guaranteed minimum benefits accounted for as embedded derivatives with unobservable inputs.
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
Credit Derivatives
The following tables present the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2019		December 31, 2018
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,734	$31	$1,820	$11
Purchased	12	—	98	3
Total	$1,746	$31	$1,918	$14
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

Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or repledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $35 million and $55 million at estimated fair value at September 30, 2019 and December 31, 2018, respectively. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or repledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $1.3 billion and $145 million at September 30, 2019 and December 31, 2018, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
The account values and NAR of contract owners by type of guaranteed minimum benefit for variable annuity contracts are summarized below at:

	September 30, 2019 (1)				December 31, 2018 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$40,143	$2,673	$4,982	46.5%	$38,682	$4,064	$4,115	42.6%
GMIB Max w/ Enhanced DB	11,720	2,854	18	1.9%	10,961	3,775	11	1.3%
GMIB Max w/o Enhanced DB	6,709	2	3	0.6%	6,324	87	2	0.42%
GMWB4L (FlexChoiceSM)	3,725	7	25	15.2%	2,819	100	15	12.5%
GMAB	645	2	2	3.9%	600	17	16	27.3%
GMWB	2,722	47	14	9.6%	2,672	143	85	31.3%
GMWB4L	14,641	96	607	28.5%	14,596	558	505	27.8%
EDB Only	3,661	715	—	N/A	3,434	955	—	N/A
GMDB Only (Other than EDB)	17,628	997	—	N/A	16,777	1,374	—	N/A
Total	$101,594	$7,393	$5,651		$96,865	$11,073	$4,749
______________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-money is defined as any contract with a living benefit NAR in excess of zero.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.8 billion at September 30, 2019, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $2.4 billion at September 30, 2019, are accounted for at estimated fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at $1.6 billion at September 30, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2018 Annual Report.
The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model at:

	Reserves
	September 30, 2019			December 31, 2018
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,334	$—	$1,334	$1,305	$—	$1,305
GMIB	2,687	2,277	4,964	2,565	1,603	4,168
GMIB Max	528	95	623	507	14	521
GMAB	—	(10)	(10)	—	(8)	(8)
GMWB	—	14	14	—	16	16
GMWB4L	266	14	280	261	17	278
GMWB4L (FlexChoiceSM)	—	2	2	—	—	—
Total	$4,815	$2,392	$7,207	$4,638	$1,642	$6,280
Derivatives Hedging Variable Annuity Guarantees
The table below presents the gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program at:

		September 30, 2019			December 31, 2018
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Interest Rate	Interest rate swaps	$7,419	$959	$32	$7,928	$470	$29
	Interest rate futures	—	—	—	54	—	—
	Interest rate options	25,450	1,584	375	10,500	94	—
Equity Market	Equity futures	—	—	—	170	—	—
	Equity index options	43,074	730	1,484	43,985	1,365	1,202
	Equity variance swaps	5,574	95	249	5,574	80	232
	Equity total return swaps	5,037	41	33	3,920	280	3
	Total	$86,554	$3,409	$2,173	$72,131	$2,289	$1,466
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
We maintain a substantial short-term liquidity position, which was $3.1 billion and $2.2 billion at September 30, 2019 and December 31, 2018, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $42.9 billion and $36.5 billion at September 30, 2019 and December 31, 2018, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
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
Additionally, we intend to maintain a funding of assets in excess of the amount required to satisfy contract holder obligations across market environments in the average of the worst two percent of a set of capital markets scenarios over the life of the contracts (“CTE98”) to support our variable annuity contracts during normal market conditions and assets in excess of the amount required to satisfy contract holder obligations across market environments in the average of the worst five percent of a set of capital markets scenarios over the life of the contracts (“CTE95”) in stressed market conditions. At September 30, 2019, we held assets in excess of CTE98.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Nine Months Ended September 30,
	2019	2018
	(In millions)
Sources:
Operating activities, net	$1,322	$1,496
Changes in policyholder account balances, net	3,668	2,505
Changes in payables for collateral under securities loaned and other transactions, net	234	—
Long-term debt issued	1,000	375
Preferred stock issued, net of issuance costs	412	—
Financing element on certain derivative instruments and other derivative related transactions, net	179	—
Total sources	6,815	4,376
Uses:
Investing activities, net	5,699	3,469
Changes in payables for collateral under securities loaned and other transactions, net	—	126
Long-term debt repaid	601	9
Dividends on preferred stock	14	—
Treasury stock acquired in connection with share repurchases	314	42
Financing element on certain derivative instruments and other derivative related transactions, net	—	386
Other, net	43	57
Total uses	6,671	4,089
Net increase (decrease) in cash and cash equivalents	$144	$287

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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and maintains a funding agreement program with certain FHLBs. At both September 30, 2019 and December 31, 2018, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the nine months ended September 30, 2019 and 2018, there were no issuances or repayments under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
On February 1, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At September 30, 2019, there were no borrowings under this funding agreement program. Activities related to these funding agreements are reported in the Run-off segment.
Credit Facilities
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement with respect to a $1.0 billion senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Facility replaced BHF’s former

$2.0 billion senior unsecured revolving credit facility, which was scheduled to mature in December 2021. At September 30, 2019, there were no borrowings under the 2019 Revolving Credit Facility.
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
Committed Facilities
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At September 30, 2019, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware (“BRCD”), was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. As of September 30, 2019, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At September 30, 2019, there were no borrowings under this facility, and there was $10.0 billion of funding available under this financing arrangement.
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
Outstanding Long-term Debt
The following table summarizes our outstanding long-term debt at:

	September 30, 2019	December 31, 2018
	(In millions)
Senior notes (1)	$2,970	$2,968
Term loan	1,000	600
Junior subordinated debentures (1)	362	361
Other long-term debt (2)	33	34
Total long-term debt	$4,365	$3,963
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $43 million and $46 million at September 30, 2019 and December 31, 2018, respectively, for senior notes and junior subordinated debentures on a combined basis.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. At September 30, 2019, the Company was in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
During the nine months ended September 30, 2019 and 2018, we repurchased 8,395,371 shares and 982,057 shares, respectively, of our common stock through open market purchases, pursuant to 10b5-1 plans, for $314 million and $42 million, respectively.
Preferred Stock Dividends
On May 15, 2019, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock, which was paid on June 25, 2019 to stockholders of record as of June 10, 2019. On August 15, 2019, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock, which was paid on September 25, 2019 to stockholders of record as of September 10, 2019.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the nine months ended September 30, 2019 and 2018, general account surrenders and withdrawals totaled $1.7 billion and $1.8 billion, respectively, of which $1.5 billion and $1.3 billion, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2019 and December 31, 2018, counterparties were obligated to return cash collateral pledged by us of $0 and $64 million, respectively. At September 30, 2019 and December 31, 2018, we were obligated to return cash collateral pledged to us by counterparties of $2.0 billion and $1.4 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.2 billion and $3.6 billion at September 30, 2019 and December 31, 2018, respectively. Of these amounts, $1.6 billion and $1.5 billion at September 30, 2019 and December 31, 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2019 was $1.5 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Short-term Liquidity and Liquid Assets
At September 30, 2019 and December 31, 2018, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $773 million and $520 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At September 30, 2019 and December 31, 2018, BHF and certain of its non-insurance subsidiaries had liquid assets of $817 million and $752 million, respectively, of which $782 million and $693 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
Distributions from and Capital Contributions to BH Holdings
During the nine months ended September 30, 2019 and 2018, BHF received cash distributions of $195 million and $52 million, respectively, from BH Holdings and made cash capital contributions of $412 million and $208 million, respectively, to BH Holdings.
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
The table below sets forth the dividends permitted to be paid in 2019 by our insurance subsidiaries without insurance regulatory approval and the respective dividends paid during the nine months ended September 30, 2019.

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
Short-term Intercompany Loans
As of September 30, 2019, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2019 and 2018, BHF borrowed $736 million and $178 million, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $837 million and $311 million, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At September 30, 2019 and December 31, 2018, BHF had total obligations outstanding of $202 million and $303 million, respectively, under such agreements.

Intercompany Liquidity Facilities
As of September 30, 2019, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the nine months ended September 30, 2018, BHF borrowed and repaid $40 million under intercompany liquidity facilities and, at both September 30, 2019 and December 31, 2018, there were no obligations outstanding under such facilities.

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

•	whether the operational, strategic and other benefits of the Separation can be achieved, and our ability to implement our business strategy;

•	our ability to attract and retain key personnel; and

•	other factors described from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2018 Annual Report, our subsequent Quarterly Reports on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2018 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2018 Annual Report, with the exception of sensitivity to changes in interest rates. Sensitivity to a 100 basis point rise in interest rates increased by $2.5 billion or 43%, to $8.3 billion as of September 30, 2019 from $5.8 billion as of December 31, 2018, primarily as a result of lower interest rates increasing the estimated fair value of both interest rate derivative contracts and fixed maturity securities, in line with management expectations.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2019.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended September 30, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
July 1 — July 31, 2019	1,159,220	$37.42	1,159,220	$264
August 1 — August 31, 2019	1,195,757	$35.30	1,195,757	$221
September 1 — September 30, 2019	1,047,072	$38.52	1,046,970	$181
Total	3,402,049		3,401,947
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

Exhibit No.	Description
10.1#	Brighthouse Services, LLC Blue Relocation Policy, revised July 1, 2019 is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed August 6, 2019 (File No. 001-37905).
10.2
First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, by and between Brighthouse Services, LLC and MetLife Investment Management, LLC is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 6, 2019 (File No. 001-37905).

10.3#
Offer Letter, dated as of July 24, 2019, between Brighthouse Services, LLC and Edward Spehar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 24, 2019 (File No. 001-37905).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:		/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 5, 2019