Form 10-K
period 2019-12-31
Brighthouse Financial, Inc.
filed 2020-02-26
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.1 billion.
As of February 21, 2020, 105,096,065 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2020 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (MetLife, Inc., together with its subsidiaries and affiliates, “MetLife”). The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670 shares, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates were no longer considered related parties to BHF and its subsidiaries and affiliates. For definitions of selected financial and product terms used herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Glossary.”
Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results.
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:

•	differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models;

•	higher risk management costs and exposure to increased market risk due to guarantees within certain of our products;

•	the effectiveness of our variable annuity exposure risk management strategy and the impact of such strategy on volatility in our profitability measures and negative effects on our statutory capital;

•	the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;

•	the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long-duration contracts;

•	our degree of leverage due to indebtedness;

•	the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;

•	the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;

•	the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;

•	the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;

•
heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;

•
any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;

•	the ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our shareholders and repurchase our common stock;

•	the effectiveness of our policies and procedures in managing risk;

•	our ability to market and distribute our products through distribution channels;

•	whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•	the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements;

•	the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers; and

•	other factors described in this report and from time to time in documents that we file with the U.S. Securities and Exchange Commission (“SEC”).
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in this Annual Report on Form 10-K, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Corporate Information
We routinely use our Investor Relations website to provide presentations, press releases and other information that may be deemed material to investors. Accordingly, we encourage investors and others interested in the Company to review the information that we share at http://investor.brighthousefinancial.com. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information. Information contained on or connected to any website referenced in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only unless expressly noted.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

PART I
Item 1. Business

Overview
Our Company
We are one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. Our in-force book of products consists of approximately 2.8 million insurance policies and annuity contracts at December 31, 2019, which are organized into three reporting segments:

(i)	Annuities, which includes variable, fixed, index-linked and income annuities;

(ii)	Life, which includes term, universal, whole and variable life policies; and

(iii)	Run-off, which consists of operations related to products which we are not actively selling, and which are separately managed.
In addition, the Company reports certain of its results of operations in Corporate & Other.
We issue products through our wholly-owned insurance company subsidiaries, Brighthouse Life Insurance Company, New England Life Insurance Company (“NELICO”) and Brighthouse Life Insurance Company of NY (“BHNY”). At December 31, 2019, we had $227.3 billion of total assets with total stockholders’ equity of $16.2 billion, including accumulated other comprehensive income; $150.2 billion of annuity assets under management (“AUM”), which we define as our general account investments and our separate account assets, and approximately $568.1 billion of life insurance face amount in-force, ($400.0 billion, net of reinsurance). Additionally, our insurance subsidiaries had combined statutory total adjusted capital (“TAC”) of $9.7 billion, resulting in a combined action level risk-based capital (“RBC”) ratio of approximately 550% at December 31, 2019. For the year ended December 31, 2019, normalized statutory earnings were approximately $1.9 billion. Normalized statutory earnings is used by management to measure our insurance companies’ generation of statutory distributable cash flows (sometimes referred to as distributable earnings) and is reflective of whether our hedging program functions as intended. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Normalized Statutory Earnings” for further discussion of normalized statutory earnings and its components.
We seek to be a financially disciplined and, over time, cost-competitive product manufacturer with an emphasis on independent distribution. We aim to leverage our large block of annuity contracts and in-force life insurance policies to operate efficiently. We believe that our strategy of offering a targeted set of products to serve our customers and distribution partners, each of which is intended to produce positive statutory distributable cash flows on an accelerated basis compared to our legacy products, will enhance our ability to invest in our business and distribute cash to our shareholders over time. We also believe that our product strategy of offering a more tailored set of new products and our decision to outsource a significant portion of our client administration and service processes, is consistent with our focus on reducing our expense structure over time. A key part of our operating strategy is to leverage third parties to deliver certain services important to our business and reduce expenses over time.
Risk management of both our in-force book and our new business to enhance sustained, long-term shareholder value is fundamental to our strategy. Consequently, in writing new business we prioritize the value of such business over sales volumes. We assess the value of new products by taking into account the amount and timing of cash flows, the use and cost of capital required to support our financial strength ratings and the cost of risk mitigation. We remain focused on maintaining our strong capital base and we have established a risk management approach that seeks to mitigate the effects of severe market disruptions and other economic events on our business. In the fourth quarter of 2019, we made a significant change to our variable annuity exposure risk management strategy to better protect statutory capital from smaller market moves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital” and “— Segments and Corporate & Other — Annuities.”
We believe that general demographic trends in the U.S. population, the increase in under-insured individuals, the potential risk to governmental social safety net programs and the shifting of responsibility for retirement planning and financial security from employers and other institutions to individuals will create opportunities to generate significant demand for our products. We also believe our transition to an independent distribution system enhances our ability to operate most effectively within the emerging requirements of new and proposed regulations establishing standards of conduct for the sale of insurance and annuity products. See “— Regulation — Standard of Conduct Regulation” for a discussion of these final and proposed regulations.

Segments and Corporate & Other
The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
The following table presents the relevant contributions of each of our segments and Corporate & Other to our net income (loss) available to shareholders and adjusted earnings, for our ongoing business and for the total Company:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuities	$1,028	$1,023	$1,017
Life	231	228	16
Total ongoing business	1,259	1,251	1,033
Run-off	(454)	(43)	104
Corporate & Other	(180)	(311)	(217)
Less: Net income (loss) attributable to noncontrolling interests	5	5	—
Less: Preferred stock dividends	21	—	—
Total adjusted earnings	599	892	920
Adjustments:
Net investment gains (losses)	112	(207)	(28)
Net derivative gains (losses)	(1,988)	702	(1,620)
Other adjustments	154	(536)	(564)
Provision for income tax (expense) benefit	362	14	914
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(761)	$865	$(378)
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information, including revenues, expenses, adjusted earnings, and total assets by segment, as well as premiums, universal life and investment-type product policy fees and other revenues by major product groups, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for a definition of such measure.
The following table presents the total assets for each of our segments and Corporate & Other:

	December 31, 2019	December 31, 2018
	(In millions)
Annuities	$156,965	$141,489
Life	$21,876	$20,449
Run-off	$35,112	$32,393
Corporate & Other	$13,306	$11,963

The following table presents our AUM by segment and Corporate & Other, which we define as our general account investments and our separate account assets.

	December 31, 2019			December 31, 2018
	Investments	Separate Accounts	Total	Investments	Separate Accounts	Total
	(In millions)
Annuities	$50,721	$99,498	$150,219	$42,574	$91,922	$134,496
Life	11,188	5,493	16,681	10,344	4,679	15,023
Run-off	31,997	2,116	34,113	30,112	1,655	31,767
Corporate & Other	1,876	—	1,876	151	—	151
Total	$95,782	$107,107	$202,889	$83,181	$98,256	$181,437
Annuities
Overview
Annuities are used by consumers for pre-retirement wealth accumulation and post-retirement income management. The “fixed” and “variable” classifications describe generally whether we or the contract holders bear the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as investment spreads for fixed products or as asset-based fees charged to variable products. Index-linked annuities allow the contract holder to participate in returns from equity indices and, in the case of Shield Level Annuities (“Shield” and “Shield Annuities”), provide a specified level of market downside protection. See “— Current Products — Structured Annuities” for more information on Shield Annuities. Income annuities provide a guaranteed monthly income for a specified period of years and/or for the life of the annuitant.
The following table presents the insurance liabilities of our annuity products.

	December 31, 2019			December 31, 2018
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$4,669	$99,386	$104,055	$4,799	$91,837	$96,636
Fixed Deferred	13,460	—	13,460	12,872	—	12,872
Shield Annuities	12,372	—	12,372	8,453	—	8,453
Income	4,480	112	4,592	4,442	85	4,527
Total	$34,981	$99,498	$134,479	$30,566	$91,922	$122,488
_______________

(1)	Excludes reserve liabilities for guaranteed minimum benefits (“GMxBs”) and Shield Annuity embedded derivatives.
We seek to meet our risk-adjusted return objectives in our Annuities segment through a disciplined risk-selection approach and innovative product design, balancing bottom line profitability with top line growth, while remaining focused on margin preservation. Our underwriting approach and product design take into account numerous criteria, including evolving consumer demographics and macroeconomic market conditions, offering a suite of products tailored to respond to external factors without compromising internal constraints. We believe we have the product design capabilities and distribution relationships to permit us to design and offer new products meeting our risk-adjusted return requirements. We believe these capabilities will enhance our ability to maintain market presence and relevance over the long-term. We intend to meet our risk management objectives by continuing to hedge significant market risks associated with our existing annuity products, as well as new business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Current Products
Our Annuities segment product offerings include fixed, structured, income and variable annuities (each as described below). Our Annuities are designed to address customer needs for tax-deferred asset accumulation and retirement income and their wealth-protection concerns. In 2013, we began a shift in our business towards products with lower guaranteed minimum crediting rates, variable annuity products with less risky living benefits and increased emphasis on index-linked annuity products. Since 2014, our new sales have primarily focused on variable annuities with simplified living benefits, and Shield Annuities. We believe we can continue to innovate in response to customer and distributor needs and market conditions.
Fixed Deferred Annuities
Fixed deferred annuities address asset accumulation needs. Purchase payments under fixed deferred annuity contracts are allocated to our general account and are credited with interest at rates we determine, subject to specified guaranteed minimums. Credited interest rates are guaranteed for at least one year. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our fixed annuity contract holders’ accounts. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities. Approximately 84% of our fixed annuities have a remaining surrender charge of 2% or less.
We launched a fixed index annuity (“FIA”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) in July 2017. The FIA is a single premium fixed index annuity designed for growth that credits interest based on the annual performance of an index. Additionally, an optional living benefit rider is available for an additional charge, designed to provide guaranteed lifetime withdrawals.
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
We offer two types of income annuities: immediate income annuities, referred to as “single premium immediate annuities” (“SPIAs”) and deferred income annuities (“DIAs”). Both products provide guaranteed lifetime income that can be used to supplement other retirement income sources. SPIAs are single premium annuity products that provide a guaranteed level of income, beginning no more than 13 months after purchase, to the contract holder for a specified number of years or the duration of the life of the annuitant(s). DIAs differ from SPIAs in that they require the contract holder to wait at least 15 months before income payments commence. SPIAs and DIAs are priced based on considerations consistent with the annuitant’s age, gender and, in the case of DIAs, the deferral period. DIAs provide a pension-like stream of income payments after a specified deferral period.
Variable Annuities
We issue variable annuity contracts that offer contract holders a tax-deferred basis for wealth accumulation and rights to receive a future stream of payments. The contract holder can choose to invest purchase payments in the separate account or, if available, the general account investment options under the contract. For the separate account options, the contract holder can elect among several subaccounts that invest in internally and externally managed investment portfolios. Unless the contract holder has elected to pay for guaranteed minimum living or death benefits, as discussed below, the contract holder bears the entire risk and receives all of the net returns resulting from the investment option(s) chosen. For the general account options, Brighthouse credits the contract’s account value with the net purchase payment and credits interest to the contract holder at rates declared periodically, subject to a guaranteed minimum crediting rate. The account value of most types of general account options is guaranteed and is not exposed to market risk, because the insurance company rather than the contract holder directly bears the risk that the value of the underlying general account investments of the insurance companies may decline. At December 31, 2019, our variable annuity total account value was $104.1 billion, consisting of $99.4 billion of contract holder separate account assets and $4.7 billion of contract holder general account assets.

The majority of the variable annuities we have issued have GMxBs, which we believe make these products attractive to our customers in periods of economic uncertainty. These GMxBs must be elected by the contract holder no later than at the issuance of the contract. The primary types of GMxBs are those that guarantee death benefits payable upon the death of a contract holder (guaranteed minimum death benefits, “GMDBs”) and those that guarantee benefits payable while the contract holder or annuitant is alive (guaranteed minimum living benefits, “GMLBs”). There are three primary types of GMLBs: guaranteed minimum income benefits (“GMIBs”), guaranteed minimum withdrawal benefits (“GMWBs”) and guaranteed minimum accumulation benefits (“GMABs”). We ceased issuing GMIBs for new purchase in February 2016.
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

•
GMIBs, a contract holder is entitled to annuitize the policy after a specified period of time and receive a minimum amount of lifetime income based on predetermined payout factors and the Benefit Base, which could be greater than the account value;

•	GMWBs, a contract holder is entitled to withdraw each year a maximum amount of their Benefit Base, which could be greater than the underlying account value; and

•
GMABs, a contract holder is entitled to a percentage of the Benefit Base, which could be greater than the account value, after the specified accumulation period, regardless of actual investment performance.

Variable annuities may have more than one GMxB. Variable annuities with a GMLB may also have a GMDB. Additional detail concerning our GMxBs is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Variable Annuity Fees
The following table presents the fees and charges we earn on our variable annuity contracts invested in separate accounts, by type of fee:

	Years Ended December 31,
	2019	2018
	(In millions)
Mortality & Expense Fees and Administrative Fees	$1,388	$1,494
Surrender Charges	21	24
Investment Management Fees (1)	225	239
12b-1 Fees and Other Revenue (1)	246	263
Death Benefit Rider Fees	207	211
Living Benefit Riders Fees	903	929
Total	$2,990	$3,160
_______________

(1)	These fees are net of pass-through amounts.

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
The following table presents account value by remaining surrender charge:

	Variable Annuities (1)
	December 31, 2019	December 31, 2018
	(In millions)
0%	$79,054	$64,770
>0 to 2%	16,235	20,300
>2% to 4%	5,045	6,422
>4% to 6%	6,427	5,021
>6%	11,551	8,635
Total	$118,312	$105,148
_______________

(1)	Shield Annuities are included with variable annuities.
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
We introduced our variable annuity product over 50 years ago and began offering GMIBs, which were our first living benefit riders, in 2001. The design of our more recent generations of GMIBs have been modified to reduce payouts in certain circumstances. Beginning in 2009, we reduced the minimum payments we guaranteed if the contract holder were to annuitize; in 2012 we began to reduce the guaranteed portion of account value up to a percentage of the Benefit Base (“roll-up rates”); and, after first reducing the maximum equity allocation in separate accounts, in 2011 we introduced managed volatility funds for all our GMIBs. We ceased offering GMIBs for new purchase in February 2016 and to the extent permitted, we suspended subsequent premium payments on all but our final generation of GMIBs.
While we added GMWBs to our variable annuity product suite in 2003, we shifted our marketing focus from GMIBs to GMWBs in 2015 with the release of FlexChoiceSM, a GMWB with lifetime payments (“GMWB4L”). In the first quarter of 2018, we launched an updated version of FlexChoiceSM, “Flex Choice Access” to provide financial advisors and their clients more investment flexibility.
In 2013, we introduced Shield Annuities, which generated approximately $4.5 billion, $3.2 billion and $2.5 billion of new deposits for the years ended December 31, 2019, 2018 and 2017, respectively, representing 77%, 71% and 64% of our variable annuity deposits for the years ended December 31, 2019, 2018 and 2017, respectively. We intend to increase sales of Shield Annuities due to growing consumer demand for the products. In addition, we believe that Shield Annuities provide us with risk offset to the GMxBs offered in our traditional variable annuity products. As of December 31, 2019, there was $14.6 billion of policyholder account balances for Shield Annuities.
With the goal of continuing to diversify and better manage our in-force block, in the future we intend to focus on selling the following products:

•	variable annuities with GMWBs;

•	variable annuities without GMLBs; and

•	Shield Annuities.

The table below presents our variable and Shield Annuity deposits:

	Deposits
	Years Ended December 31,
	2019	2018	2017
	(In millions)
GMIB	$84	$107	$155
GMWB	912	858	812
GMDB only	310	353	408
Shield Annuities	4,459	3,243	2,475
Total	$5,765	$4,561	$3,850
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

•
Annual Step-Up Death Benefit. Contract holders may elect, for an additional fee, the option to step-up their guaranteed death benefit on any contract anniversary through age 80. The Annual Step-Up Death Benefit allows for the contract holder to lock in the high-water mark on their death benefit adjusted proportionally for any withdrawals. This death benefit may only be elected at issue through age 79. Fees charged for this benefit are usually based on account value. This death benefit pays the greater of the contract holder’s account value at the time of the claim, their total purchase payments, adjusted proportionately for any withdrawals, or the highest anniversary value, adjusted proportionally for any withdrawals.

•
Combination Death Benefit. Contract holders may elect, for an additional fee, a combination death benefit that, in addition to the Annual Step-Up Death Benefit as described above, includes a roll-up feature which accumulates aggregate purchase payments at a predetermined roll-up rate, as adjusted for withdrawals. Descriptions of the two principal versions of this guaranteed death benefit are as follows:

•
Compounded-Plus Death Benefit. The death benefit is the greater of (i) the account value at time of the claim, (ii) the highest anniversary value (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (iii) a roll-up Benefit Base, which rolls up through age 80, and is adjusted proportionally for withdrawals. Fees for this benefit are calculated and charged against the account value. We stopped offering this rider in 2013.

•
Enhanced Death Benefit. The death benefit is equal to the Benefit Base which is defined as the greater of (i) the highest anniversary value Benefit Base (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (ii) a roll-up benefit, which may apply to the step-up (rollup applies through age 90), which allows for dollar-for-dollar withdrawals up to the permitted amount for that contract year and proportional adjustments for withdrawals in excess of the permitted amount. The fee may be increased upon step-up of the roll-up Benefit Base. Fees charged for this benefit are calculated based on the Benefit Base and charged annually against the account value. We stopped offering this rider on a stand-alone basis in 2011.
In addition, we currently also offer an optional death benefit for an additional fee with our FlexChoiceSM GMWB4L riders, available at issue through age 65, which has a similar level of death benefit protection as the Benefit Base for the living benefit rider. However, the Benefit Base for this death benefit is adjusted for all withdrawals.
The table below presents the breakdown of variable annuity guarantee account value and Benefit Base for the above described GMDBs at:

	December 31, 2019 (1)		December 31, 2018 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value / other	$3,186	$3,218	$2,916	$2,964
Return of premium	45,845	46,243	42,691	43,242
Interval reset	5,621	5,828	5,136	5,352
Annual step-up	21,369	21,711	19,926	21,965
Combination Death Benefit (2)	28,249	33,941	26,193	34,413
Total	$104,270	$110,941	$96,862	$107,936
_______________

(1)	Many of our annuity contracts offer more than one type of guarantee such that death benefit guarantee amounts listed above are not mutually exclusive to the amounts in the GMLBs table below.

(2)	Combination Death Benefit includes Compounded-Plus Death Benefit, EDBs, and FlexChoiceSM death benefit.
Guaranteed Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. We offer a variety of guaranteed living benefit riders to our contract holders. Based on total account value, approximately 79% of our variable annuity block included living benefit guarantees at both December 31, 2019 and 2018.
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

•
Dollar-for-Dollar Withdrawal. The contract holder may, in any year, withdraw, without penalty and regardless of the underlying account value, a portion of his or her account value up to the roll-up rate. The withdrawal reduces the contract holder’s Benefit Base “dollar-for-dollar.” If making such withdrawals in combination with market movements reduces the account value to zero, the contract may have an automatic annuitization feature, which entitles the contract holder to receive a stream of lifetime (with period certain) annuity payments based on a variety of factors, including the Benefit Base, the age and gender of the annuitant, and predetermined annuity interest rates and mortality rates. The Benefit Base depends on the contract terms, but the majority of our in-force has a greater of roll-up or step-up combination Benefit Base similar to the roll-up and step-up Benefit Base described above in “— Guaranteed Death Benefits.” Any withdrawal greater than the roll-up rate would result in a penalty which may be a proportional reduction in the Benefit Base.

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

Contract holder behaviors around choosing a particular option cannot be predicted with certainty at the time of contract issuance or thereafter. The incidents and timing of benefit elections and the resulting benefit payments may materially differ from those we anticipate at the time we issue a variable annuity contract. As we observe actual contract holder behavior, we periodically update our assumptions with respect to contract holder behavior and take appropriate action with respect to the amount of the reserves we establish for the future payment of such benefits. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
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
Additionally, we introduced limitations on fund selections inside variable annuity contracts. In 2005, we reduced the maximum equity allocation in the separate accounts. Further, in 2011 we introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 34% and 32% of the $59.9 billion and $56.0 billion of GMIB total account value as of both December 31, 2019 and 2018, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by re-balancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
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

The table below presents the breakdown of our variable annuity account value and Benefit Base by type of GMLBs as of December 31, 2019 and 2018.

	December 31, 2019 (1)(2)		December 31, 2018 (1)(2)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
GMIB	$59,856	$73,195	$55,968	$75,325
GMWB	2,784	2,037	2,672	2,300
GMWB4L	19,035	18,723	17,415	19,542
GMAB	672	563	600	585
Total	$82,347	$94,518	$76,655	$97,752
_______________

(1)	Many of our annuity contracts offer more than one type of guarantee such that living benefit guarantee amounts listed above are not mutually exclusive to the amounts in the GMDBs table above.

(2)	As of December 31, 2019 and 2018, the total account value includes investments in the general account totaling $4.7 billion and $4.8 billion, respectively.
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

The account values and NAR of contract holders by type of guaranteed minimum benefit for variable annuity contracts are summarized below.

	December 31, 2019				December 31, 2018
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$41,302	$2,302	$4,722	42.0%	$38,682	$4,064	$4,115	42.6%
GMIB Max w/ Enhanced DB	11,807	2,673	23	2.3%	10,961	3,775	11	1.3%
GMIB Max w/o Enhanced DB	6,750	2	5	0.8%	6,324	87	2	0.42%
GMWB4L (FlexChoiceSM)	4,130	3	25	13.4%	2,819	100	15	12.5%
GMAB	672	1	1	0.6%	600	17	16	27.3%
GMWB	2,783	39	8	1.4%	2,672	143	85	31.3%
GMWB4L	14,904	71	509	23.7%	14,596	558	505	27.8%
EDB Only	3,740	609	—	N/A	3,434	955	—	N/A
GMDB Only (Other than EDB)	18,183	971	—	N/A	16,777	1,374	—	N/A
Total	$104,271	$6,671	$5,293		$96,865	$11,073	$4,749
_______________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-money is defined as any contract with a living benefit NAR in excess of zero.
The in-the-money and out-of-the-money account values for GMIB’s and GMWB’s at December 31, 2019 are summarized below.

	Account Value
	GMIB I & II	GMIB Plus	GMIB Max	GMWB	Total
	(Dollars in millions)
30% +	$1,738	$3,268	$13	$414	$5,433
20% to 30%	1,039	1,488	21	392	2,940
10% to 20%	1,587	2,195	63	967	4,812
0% to 10%	2,126	3,918	228	2,353	8,625
-10% to 0%	2,237	4,736	1,164	5,067	13,204
-20% to -10%	2,198	6,324	5,397	6,480	20,399
-20%+	331	8,117	11,671	6,144	26,263
Total	$11,256	$30,046	$18,557	$21,817	$81,676

The in-the-money NAR amounts for death benefits at December 31, 2019 are summarized below.

	NAR
	Account Value/Other	Annual Step-Up	Combination Death Benefit	Interval Reset	Return of Premium	Total
	(Dollars in millions)
30% +	$32	$123	$2,500	$206	$354	$3,215
20% to 30%	—	109	1,604	—	14	1,727
10% to 20%	—	83	1,290	—	22	1,395
0% to 10%	—	28	297	1	8	334
Total	$32	$343	$5,691	$207	$398	$6,671
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in Future Policy Benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $4.9 billion as of December 31, 2019, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in Policyholder Account Balances with changes reported in net derivative gains (losses). These liabilities, valued at $1.7 billion as of December 31, 2019, are accounted for at fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses) and valued at $2.3 billion as of December 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
The table below presents the GAAP variable annuity reserve balances by guarantee type and accounting model.

	December 31, 2019			December 31, 2018
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,362	$—	$1,362	$1,305	$—	$1,305
GMIB	2,677	1,844	4,521	2,565	1,603	4,168
GMIB Max	560	(84)	476	507	14	521
GMAB	—	(17)	(17)	—	(8)	(8)
GMWB	—	6	6	—	16	16
GMWB4L	258	(93)	165	261	17	278
Total	$4,857	$1,656	$6,513	$4,638	$1,642	$6,280
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity market volatility, or interest rates. Carrying values are also affected by our assumptions around mortality, separate account returns and policyholder behavior, including lapse, annuitization and withdrawal rates. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk.” Furthermore, changes in policyholder behavior assumptions can result in additional changes in accounting estimates.

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
The following table presents the insurance liabilities of our life insurance products.

	December 31, 2019			December 31, 2018
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,576	$—	$2,576	$2,544	$—	$2,544
Whole	2,607	—	2,607	2,400	—	2,400
Universal	2,028	—	2,028	2,111	—	2,111
Variable	1,145	5,493	6,638	1,075	4,679	5,754
Total	$8,356	$5,493	$13,849	$8,130	$4,679	$12,809
The following table presents our in-force face amount and direct premiums received, respectively, for the life insurance products that we offer:

	In-Force Face Amount		Premiums
	December 31,		December 31,
	2019	2018	2019	2018
	(In millions)
Term	$409,427	$433,058	$668	$698
Whole	$20,602	$21,804	$456	$477
Universal	$14,008	$14,827	$189	$207
Variable	$40,261	$42,055	$240	$253
Products
We currently offer a term life product and an indexed universal life product with long-term care riders.
Term Life
Term life products are designed to provide a fixed death benefit in exchange for a guaranteed level premium to be paid over a specified period of time, usually 10 to 30 years. We have suspended sales of 10 to 30 year term products during the third quarter of 2019. We continue to offer our one-year term option. Our term life product does not include any cash value, accumulation or investment components. As a result, it is our most basic life insurance product offering and generally has lower premiums than other forms of life insurance. Term life products may allow the policyholder to continue coverage beyond the guaranteed level premium period, generally at an elevated cost. Some of our term life policies allow the policyholder to convert the policy during the conversion period to a permanent policy. Such conversion does not require additional medical or financial underwriting. Term life products allow us to spread expenses over a large number of policies while gaining mortality insights that come from high policy volumes.
Universal Life
Although we have a significant in-force book of universal life policies, we suspended new sales of universal life during the third quarter of 2019. In 2019 we launched an indexed universal life product. Universal life products provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be added to the cash value of the policy and credited with a stated interest rate. This structure gives policyholders flexibility in the amount and timing of premium payments, subject to tax guidelines. Consequently, universal life policies can be used in a variety of different ways. Our universal life policies may feature limited surrender charges and low initial compensation related to policy expenses, compared to our competitors. We market our current indexed universal life product as hybrid indexed universal life with long-term care. Our product includes long-term care riders intended to provide protection should a policyholder have a long-term care event. The product allows policyholders to pay for qualified long-term care expenses by accelerating a significant portion of the face amount of the policy over a period of time. After that period of time, the policyholder may continue to receive benefits up to their maximum monthly amount for up to four additional years.
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
We have established important controls around management of underwriting and pricing processes, including regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate.
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
Run-off
This segment consists of products which are no longer actively sold and which are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and universal life with secondary guarantees (“ULSG”).
The following table presents the insurance liabilities of our annuity contracts and life insurance policies which are reported in our Run-off segment:

	December 31, 2019			December 31, 2018
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Annuities (1)	$11,280	$19	$11,299	$10,575	$16	$10,591
Life (2)	16,783	2,097	18,880	14,745	1,639	16,384
Total	$28,063	$2,116	$30,179	$25,320	$1,655	$26,975
_______________

(1)	Includes $3.8 billion and $3.7 billion of pension risk transfer general account liabilities at December 31, 2019 and 2018, respectively.

(2)	Includes $16.1 billion and $13.9 billion of general account liabilities associated with the ULSG business at December 31, 2019 and 2018, respectively.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.
Reinsurance Activity
In connection with our risk management efforts and in order to provide opportunities for growth and capital management, we enter into reinsurance arrangements pursuant to which we cede certain insurance risks to unaffiliated reinsurers (“Unaffiliated Third-Party Reinsurance”). We discuss below our use of Unaffiliated Third-Party Reinsurance, as well as the cession of a block of legacy insurance liabilities to a third-party and related indemnification and assignment arrangements.

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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of $20 million. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
Our reinsurance is diversified with a group of primarily highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers. We monitor ratings and evaluate the financial strength of our reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.
We reinsure, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business that we have originally written. For products in our Run-off segment other than ULSG, we have periodically engaged in reinsurance activities on an opportunistic basis.
The following table presents our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers as of December 31, 2019.

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$2,499	A+
The Travelers Co (2)	601	A++
Munich Re	360	A+
RGA	357	A+
Swiss Re	289	A+
SCOR	281	A+
AXA	227	B+
Voya Financial, Inc.	129	A
Other	512
Total	$5,255
_______________

(1)
These financial strength ratings are the most currently available for our reinsurance counterparties, while the companies listed are the parent companies to such counterparties, as there may be numerous subsidiary counterparties to each listed parent.

(2)	Relates to a block of workers compensation insurance policies reinsured in connection with MetLife’s acquisition of The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”).
In addition, a block of long-term care insurance business with reserves of $6.7 billion at December 31, 2019 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (“Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating is C++ for both of these Genworth reinsurers.
See “Risk Factors — Risks Related to Our Business — If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.” Further, as disclosed in Genworth’s filings with the SEC, UFLIC has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under its arrangements with them concerning this block of long-term care insurance business, and GE has also agreed, under a capital maintenance agreement, to maintain sufficient capital in UFLIC to maintain UFLIC’s RBC above a specified minimum level.
Affiliated Reinsurance
Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states including Delaware.
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our various operations, through the use of affiliated reinsurance arrangements and related reserve financing. BRCD provides certain benefits to Brighthouse, including (i) enhancing the ability to hedge the interest rate risk of the reinsurance liabilities, (ii) allowing increased allocation flexibility in managing an investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, but there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “Regulation — Insurance Regulation.”
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Sales Distribution
We distribute our annuity and life insurance products through a diverse network of independent distribution partners. Our partners include over 400 national and regional brokerage firms, banks, independent financial planners, independent marketing organizations and other financial institutions and financial planners, in connection with the sale of our annuity products, and general agencies, financial advisors, brokerage general agencies and financial intermediaries, in connection with the distribution of our life insurance products. We believe this strategy permits us to maximize penetration of our target markets and distribution partners without incurring the fixed costs of maintaining a proprietary distribution channel and will facilitate our ability to quickly comply with evolving regulatory requirements applicable to the sale of our products. We discuss below the execution of our strategy, certain key strategic distribution relationships and data with respect to the relative importance of our distribution channels.
Execution of our Strategy - Increasing Penetration
It is fundamental to our distribution strategy that we be among the most important manufacturers to each of our most productive distribution partners. Our objective is to be one of the top annuity and life insurance product manufacturers for our strategic and focus distribution partners. In furtherance of our strategy, we seek to differentiate ourselves from our competitors by providing our most productive distributors with focused product, sales and technology support through our approximately 20 strategic relationship managers (“SRMs”) and in excess of 220 internal and external wholesalers.

Strategic Relationship Managers
Our SRMs serve as the principal contact for our largest annuity and life insurance distributors and coordinate the relationship between Brighthouse and the distributor. SRMs provide an enhanced level of service to partners that require more resources to support their larger distribution network. SRMs are responsible for tracking and providing our key distributors with sales and activity data. They participate in business planning sessions with our distributors and are critical in providing us with insights into the product design, education and other support requirements of our principal distributors. They are also responsible for proactively addressing relationship issues with our distributors.
Wholesalers
Our wholesalers are licensed sales representatives who are responsible for providing our distributors with product support and facilitating the ease with which our distributors and customers do business with us. Our wholesalers are organized into internal wholesalers and external wholesalers. Approximately 100 of our wholesalers, which we refer to as internal wholesalers, support our distributors from our Charlotte, North Carolina corporate center and Phoenix, Arizona distribution hub, where they are responsible for providing telephonic and online sales support functions. Our approximately 120 field sales representatives, which we refer to as external wholesalers, are responsible for providing on site face-to-face product and sales support to our distributors. The external wholesalers generally have responsibility for a specific geographic region. In addition, we also have wholesalers dedicated to Primerica and MassMutual.
Strategic Distribution Relationships
We distribute our annuity products through a broad geographic network of over 400 independent distribution partners including wire houses, which we group into distribution channels including national brokerage firms, regional brokerage firms, banks, independent financial planners, independent marketing organizations and other financial institutions and independent financial planners. Our annuity distribution relationships have an average tenure in excess of 10 years.
Relative Channel Importance and Related Data
Our annuity and life insurance products are distributed through a diverse network of distribution relationships. In the tables below, we show the relative percentage of new premium production by our principal distribution channels for our annuity and life insurance products.
The table below presents the percentage of deposits of our annuity products by distribution channel.

	Year Ended December 31, 2019
	Percentage of Deposits
Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Banks/financial institutions	2%	2%	19%	—%	23%
National brokerage firms	1%	—%	2%	—%	3%
Regional brokerage firms	1%	1%	4%	—%	6%
Independent financial planners	13%	2%	35%	16%	66%
Other	1%	—%	1%	—%	2%
Our top five distributors of annuity products produced 32%, 8%, 7%, 6% and 6% of our deposits of annuity products for the year ended December 31, 2019.
The table below presents the percentage of our life insurance sales by distribution channel.

Year Ended December 31, 2019
Channel	Percentage of Life Insurance Sales
Brokerage general agencies	25%
Financial intermediaries	75%
General agencies	—%
Our top five distributors of life insurance policies produced 27%, 22%, 13%, 7% and 6% of our life insurance sales for the year ended December 31, 2019.

Regulation

Overview
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 15 of the Notes to the Consolidated Financial Statements.
Surplus and Capital; Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual (the “Manual”), which states have largely adopted by regulation. However, statutory accounting principles continue to be established by individual state laws, regulations and permitted practices, which may differ from the Manual. Changes to the Manual or modifications by the various states may impact our statutory capital and surplus.
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
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions are designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 (“AG 43”) and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. VA Reform is intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse elected to early adopt the changes effective December 31, 2019.
In addition, following the reduction in the statutory tax rate pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), the NAIC reviewed the methodology by which taxes are incorporated into the RBC calculation. On August 7, 2018 the NAIC adopted changes to the RBC calculation effective December 31, 2018 to reflect the lower statutory tax rate, which resulted in a reduction to our insurance subsidiaries’ RBC ratios. As of the date of the most recent annual statutory financial statements filed with insurance regulators, TAC of each of our insurance subsidiaries was in excess of RBC levels required by regulators.
The NAIC is considering revisions to RBC factors for bonds and real estate, as well as developing RBC charges for longevity risk. We cannot predict the impact of any potential proposals that may result from these efforts.
See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”

Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In 2010 and 2014, the NAIC adopted revisions to the NAIC Insurance Holding Company System Model Act (“Model Holding Company Act”) and the Insurance Holding Company System Model Regulation (“Model Holding Company Regulation”). Certain of the states, including Delaware, have adopted insurance holding company laws and regulations that are substantially similar to the Model Holding Company Act and the Model Holding Company Regulation. Other states, including New York and Massachusetts, have adopted modified versions, although their supporting regulation is substantially similar to the model regulation.
Insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our insurance subsidiaries, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company (or any holding company of the insurance company) is presumed to have acquired “control” of the company. This statutory presumption of control may be rebutted by a showing that control does not exist, in fact. The state insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of an insurance company’s voting securities. The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.
The insurance holding company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where Brighthouse has domestic insurers have enacted this enterprise risk reporting requirement.
State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the prior approval of the insurance regulator in the insurer’s state of domicile.
The Delaware and Massachusetts Commissioners and the New York Superintendent have broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
For a discussion of dividend restrictions pursuant to the Delaware Insurance Code and the insurance provisions of the Massachusetts General Law, see Note 10 of the Notes to the Consolidated Financial Statements.
Under the New York insurance law, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year, or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “Superintendent”) and the Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner.

See “Risk Factors — Capital-Related Risks — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends.” See also “Dividend Restrictions” in Note 10 of the Notes to the Consolidated Financial Statements for further information regarding such limitations and dividends paid.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 became effective as of January 1, 2015 in all U.S. states, and apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a new model regulation containing similar substantive requirements to AG 48.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal financial services regulation, securities regulation, derivatives regulation, pension regulation, privacy, tort reform legislation and taxation may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
In December 2017, the NAIC approved revisions to its Life and Health Insurance Guaranty Association Model Act governing assessments for long-term care insurance. The revisions broaden the assessment base for long-term care insurance insolvencies to include both life and health insurers, provide for the inclusion of HMOs in the assessment base, and include no change to the premium tax offset. Many states have adopted legislation to codify these changes into law, and more states are expected to consider legislation in their 2020 legislative sessions.
In the past five years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate. See Note 15 of the Notes to the Consolidated Financial Statements for additional information on the guaranty association assessments.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states, and such states routinely conduct examinations of our insurance companies. The Delaware Department of Insurance is the lead state currently conducting a routine multi-state examination of Brighthouse and its subsidiaries for the years 2015 to 2018. The NYDFS is currently conducting a routine examination of BHNY for the years 2014 to 2018. In 2019, the Massachusetts Division of Insurance completed its quinquennial regulatory financial examination of NELICO for the years 2013 to 2017 with no adverse findings. Later in 2019, the Massachusetts Division of Insurance commenced a targeted examination for the years 2013 to 2017 to address follow-up questions raised during the prior examination.

Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales and/or administration of individual life insurance policies, annuities or other products by Brighthouse Life Insurance Company, BHNY and NELICO. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of our insurance companies by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. In addition, claims payment practices by insurance companies have received increased scrutiny from regulators.
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
Regulation of Investments
Each of our insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2019.
NYDFS Insurance Regulation 210
On March 19, 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable non-public financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the state laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
For example, in 2017, the NYDFS adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. In addition, in 2017 the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

In 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020. The CCPA contains a number of new requirements regarding the personal information of California consumers, including new individual rights and mandatory disclosures regarding consumers’ personal information. The statute also establishes a private right of action in some cases if consumers’ personal information is subject to a data breach as a result of a business’ failure to implement and maintain reasonable security practices. Additional states are considering consumer information privacy legislation, including during the 2020 legislative session.
Securities, Broker-Dealer and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC and/or state securities law. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products also are subject to the requirements of FINRA rules.
Brighthouse Securities, LLC (“Brighthouse Securities”) is registered with the SEC as a broker-dealer and is approved as a member of, and subject to regulation by, FINRA. Brighthouse Securities is also registered as a broker-dealer in all applicable U.S. states. Its business is to serve as the principal underwriter and exclusive distributor of the registered products issued by its affiliates, and as the principal underwriter for the registered mutual funds advised by its affiliated investment advisor, Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), and used to fund variable insurance products.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our subsidiary, Brighthouse Advisers is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities (“IRAs”) that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including the requirement under ERISA that fiduciaries of a plan subject to Title I of ERISA (an “ERISA Plan”) must perform their duties solely in the interests of the ERISA Plan participants and beneficiaries, and those fiduciaries may not cause a covered plan to engage in certain prohibited transactions. The applicable provisions of ERISA and the Tax Code are subject to enforcement by the Department of Labor (“DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).
In addition, the prohibited transaction rules of ERISA and the Tax Code generally restrict the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen. Similarly, without an exemption, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. DOL regulations expanding the definition of “investment advice” were introduced in 2016 but were subsequently vacated in 2018. See “Department of Labor Fiduciary Advice Rule” below.

The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of ERISA plan participants and beneficiaries. DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy.
Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors and/or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition.
Department of Labor Fiduciary Advice Rule
The DOL issued regulations in 2016 (the “Fiduciary Rule”) that were subsequently vacated by the Fifth Circuit Court of Appeals in 2018. While the Fiduciary Rule was in effect, it substantially expanded the definition of “investment advice,” thereby broadening the circumstances under which distributors and manufacturers of insurance and annuity products could be considered fiduciaries under ERISA or the Tax Code, and subject to an impartial conduct or “best interests” standard in providing such advice. Under the rule, certain communications with plans, plan participants and IRA owners, including the marketing of products, and marketing of investment management or advisory services, were deemed fiduciary investment advice, thus causing increased exposure to fiduciary liability if the distributor did not recommend what was in the client’s best interests. In 2019, the DOL indicated that it intends to issue a new proposed rule on fiduciary investment advice under ERISA. At this time, we cannot predict the timing, content or form of any such rule or its impact on our business, results of operations and financial condition.
State Law Standard of Conduct Rules and Regulations
The NAIC, as well as certain state insurance regulators, are also considering implementing rules that would apply a best interest conduct standard to recommendations made in connection with certain annuities and, in the case of New York, life insurance policies. In particular, on July 18, 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a best interest standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates.
The NAIC adopted a new Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the recently adopted SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. We expect that several states will consider adopting the new NAIC SAT model.
Additionally, regulators in Nevada, New Jersey, and Massachusetts have issued proposals to impose a fiduciary duty on some investment professionals, and other states may be considering similar regulations. We continue to assess the impact of these new and proposed standards on our business, and we expect that we and our third-party distributors will need to implement additional compliance measures that could ultimately impact sales of our products.

SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, this regulatory package (i) requires broker-dealers and their financial professionals to act in the best interest of retail customers when making recommendations to such customers without placing their own interests ahead of the customers’ interests, including by satisfying obligations relating to disclosure, care, mitigation of conflicts of interest, and compliance policies and procedures; (ii) clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients; (iii) imposes new requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and (iv) restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.” The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their retail customers as well as their associated costs. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices by product. Per the timeline established by the SEC, broker-dealers will be required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the complexity of this package of regulations and the fact that it was just recently adopted, its likely impact on the distribution of our products is uncertain. In addition, individual states and their securities regulators may adopt their own enhanced conduct standards for broker-dealers that may further impact their practices, and it is uncertain to what extent they would be preempted by Regulation Best Interest.
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain derivatives transactions (derivatives that must be cleared and settled through central clearing counterparties), and (ii) mandatory exchange of margin for “OTC-bilateral” transactions (OTC derivatives that are bilateral contracts between two counterparties) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral transactions will be applicable to us in September 2020. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We could be subject to higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Federal banking regulators adopted rules that apply to certain qualified financial contracts, including many derivatives contracts, securities lending agreements and repurchase agreements, with certain banking institutions and certain of their affiliates. These rules, which became effective on January 1, 2019, generally require the banking institutions and their applicable affiliates to include contractual provisions in their qualified financial contracts that limit or delay certain rights of their counterparties arising in connection with the banking institution or an applicable affiliate becoming subject to a bankruptcy, insolvency, resolution or similar proceeding. Certain of our derivatives, securities lending agreements and repurchase agreements are subject to these rules, and as a result, we are subject to greater risk and more limited recovery in the event of a default by such banking institutions or their applicable affiliates.

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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements, which may result in fines or penalties. Litigation may be brought by, or on behalf, of one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2019), the U.S. life insurance industry is made up of 773 companies with sales and operations across the country. We compete with major, well-established stock and mutual life insurance companies in all of our product offerings. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
Principal competitive factors in the annuities business include product features, distribution channel relationships, ease of doing business, annual fees, investment performance, speed to market, brand recognition, technology and the financial strength ratings of the insurance company. In particular for the variable annuity business, our living benefit rider product features and the quality of our relationship management and wholesaling support are key drivers in our competitive position. In the fixed annuity business, the crediting rates and guaranteed payout product features are the primary competitive factors, while for index-linked annuities the competitiveness of the crediting methodology is the primary driver. For income annuities, the competitiveness of the lifetime income payment amount is generally the principal factor.
Principal competitive factors in the life insurance business include customer service and distribution channel relationships, price, the financial strength ratings of our insurance subsidiaries, technology and financial stability. For our hybrid indexed universal life with long-term care product, product features, long term care benefits, and our underwriting process are the primary competitive factors.

Employees
At December 31, 2019, we had approximately 1,330 employees. We believe that our relations with our employees are satisfactory.
Information About Our Executive Officers
The following table presents certain information regarding our executive officers.

Name	Age	Position
Eric T. Steigerwalt	58	President and Chief Executive Officer
Christine M. DeBiase	51	Executive Vice President, Chief Administrative Officer and General Counsel
Myles J. Lambert	45	Executive Vice President and Chief Distribution and Marketing Officer
Conor Murphy	51	Executive Vice President and Chief Operating Officer
John L. Rosenthal	59	Executive Vice President and Chief Investment Officer
Edward A. Spehar	54	Executive Vice President and Chief Financial Officer
Set forth below is the business experience of each of the executive officers named in the table above.
Eric T. Steigerwalt

•	Brighthouse Financial, Inc. (August 2017 - present)

•	President and Chief Executive Officer (August 2017 - present)

•	MetLife (May 1998 - August 2017)

•	President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 - August 2017)

•	Executive Vice President, U.S. Retail (September 2012 - August 2017)

•	Executive Vice President and interim Chief Financial Officer (November 2011 - September 2012)

•	Executive Vice President, Chief Financial Officer of U.S. Business (January 2010 - November 2011)

•	Senior Vice President and Chief Financial Officer of U.S. Business (September 2009 - January 2010)

•	Senior Vice President and Treasurer (May 2007 - September 2009)

•	Senior Vice President and Chief Financial Officer of Individual Business (July 2003 - May 2007)
Christine M. DeBiase

•	Brighthouse Financial, Inc. (August 2017 - present)

•	Executive Vice President, Chief Administrative Officer and General Counsel (February 2018 - present)

•	Executive Vice President, General Counsel, Corporate Secretary and Interim Head of Human Resources (May 2017 - November 2017)

•	Executive Vice President, General Counsel and Corporate Secretary (August 2017 - February 2018)

•	MetLife (December 1996 - August 2017)

•	Executive Vice President, General Counsel and Corporate Secretary, Brighthouse Financial, Inc. (August 2016 - August 2017)

•	Senior Vice President and Associate General Counsel, U.S. Retail (August 2014 - August 2017)

•	Associate General Counsel, Retail (October 2013 - August 2014)

•	Vice President and Secretary (November 2010 - September 2013)

•	Associate General Counsel, Regulatory Affairs (November 2009 - November 2010)

•	Vice President, Compliance (May 2006 - November 2009)

Myles J. Lambert

•	Brighthouse Financial, Inc. (August 2017 - present)

•	Executive Vice President and Chief Marketing and Distribution Officer (August 2017 - present)

•	MetLife (July 2012 - August 2017)

•	Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 - August 2017)

•	Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 - August 2017)

•	Senior Vice President, Head of MetLife Premier Client Group (“MPCG”) Northeast Region (August 2014 - April 2016)

•	Vice President, MPCG Northeast Region (July 2012 - August 2014)
Conor Murphy

•	Brighthouse Financial, Inc. (September 2017 - present)

•	Executive Vice President and Chief Operating Officer (June 2018 - present)

•	Executive Vice President, Interim Chief Financial Officer and Chief Operating Officer (March 2019 - August 2019)

•	Executive Vice President and Head of Client Solutions and Strategy (September 2017 - June 2018)

•	MetLife (September 2000 - August 2017)

•	Chief Financial Officer, Latin America region (January 2012 - August 2017)

•	Head of International Strategy and Mergers and Acquisitions (January 2011 - December 2011)

•	Chief Financial Officer, Europe, Middle East and Africa (EMEA) region (January 2011 - June 2011)

•	Head of Investor Relations (January 2008 - December 2010)

•	Chief Financial Officer, MetLife Investments (June 2002 - December 2007)

•	Vice President - Investments Audit (September 2000 - June 2002)
John L. Rosenthal

•	Brighthouse Financial, Inc. (August 2017 - present)

•	Executive Vice President and Chief Investment Officer (August 2017 - present)

•	MetLife (1984 - August 2017)

•	Executive Vice President and Chief Investment Officer, Brighthouse Financial, Inc. (August 2016 - August 2017)

•	Senior Managing Director, Head of Global Portfolio Management (2011 - August 2017)

•	Senior Managing Director, Head of Core Securities (2004 - 2011)

•	Managing Director, Co-head of Fixed Income and Equity Investments (2000 - 2004)
Edward A. Spehar

•	Brighthouse Financial, Inc. (July 2019 - present)

•	Executive Vice President and Chief Financial Officer (August 2019 - present)

•	MetLife (November 2012 - July 2019)

•	Executive Vice President and Treasurer (August 2018 - July 2019)

•	Chief Financial Officer of EMEA (July 2016 - February 2019)

•	Senior Vice President, Head of Investor Relations (November 2012 - June 2016)

Intellectual Property
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. We have established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including for our name, "Brighthouse Financial," our logo design and taglines.
Available Information and the Brighthouse Financial Website
Our website is located at www.brighthousefinancial.com. We use our website as a routine channel for distribution of information that may be deemed material for investors, including news releases, presentations, financial information and corporate governance information. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the “Investor Relations” portion of our website free of charge. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we post financial information. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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

Item 1A. Risk Factors
Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other filings with the SEC. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial assumption review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement would also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle our liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves or acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, profitability measures as well as materially impact our capitalization, our distributable earnings and our ability to receive dividends from our operating companies. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs.”
Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including GMDBs, GMWBs and GMABs. While we continue to have GMIBs in-force with respect to which we are obligated to perform, we no longer offer GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
Additionally, we make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder persistency and option utilization assumptions. We review key actuarial assumptions used to record our variable annuity liabilities on an annual basis, including the assumptions regarding policyholder behavior. Changes to assumptions based on our AAR in future years could result in an increase in the liabilities we record for these guarantees.
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities, which support the guaranteed index-linked return feature of Shield Annuities, are insufficient to reflect a period of sustained growth in the equity index on which the product is based, we may be required to support such separate accounts with assets from our general account. To the extent policyholder persistency is different than we anticipate in a sustained period of equity index growth, it could have an impact on our liquidity.
An increase in our variable annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, profitability measures as well as impact our capitalization, our distributable earnings and our ability to receive statutory dividends from our operating companies.  These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment.”

Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital
The principal focus of our exposure risk management program is to maintain assets supporting our variable annuity contract guarantees at the amount of variable annuity assets we hold in excess of our variable annuity target funding level (the “Variable Annuity Target Funding Level”).
Our exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates, on our Variable Annuity Target Funding Level. The strategy primarily relies on a hedging strategy using derivatives instruments and to a lesser extent reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll over risk during periods of market disruption or higher volatility.
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and whether, if obtained, any such approvals will not be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by holding additional capital, which we may have allocated for other uses, or purchase additional hedging protection through the use of more expensive derivatives with strike levels at the current market level. Under our hedging strategy, period to period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility to certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
In addition, hedging instruments we enter into may not effectively offset the costs of the guarantees within certain of our annuity products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivative counterparties or central clearinghouses are unable or unwilling to pay, we remain liable for the guaranteed benefits. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses not addressed by the risk management techniques employed.
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
The above factors, individually or in the aggregate, may have a material adverse effect on our financial condition and results of operations, our profitability measures as well as impact our capitalization, our distributable earnings, our ability to receive dividends from our operating companies and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency. See “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) as the basis for setting our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our operating insurance companies. For the business that remains in the operating insurance companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases, and if interest rates rise, our ULSG Target declines. As part of our macro interest rate hedging program, we primarily use interest rate swaps, swaptions and interest rate forwards to better protect statutory capitalization from potential losses due to an increase in reserves to achieve our ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP equity and net income in circumstances in which interest rates are rising. Under rising interest rates, our ULSG Target will likely decline, whereas our reported ULSG GAAP liabilities are predominately insensitive to market conditions.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient in relation to our objectives. In addition, the assumptions we make in connection with our risk mitigation strategy may fail to reflect or correspond to actual long-term exposure to our ULSG policyholder obligations. If our liquid investments are depleted, we will need to replenish our liquid portfolio by selling higher-yielding less liquid assets, which we may have allocated for other uses. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, our profitability measures as well as impact our capitalization, our distributable earnings, our ability to receive dividends from our operating companies and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances ultimately impact our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
Our analyses of scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies may involve significant estimates based on assumptions and may therefore result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios
As part of our variable annuity exposure risk management program, we may, from time to time, estimate the impact of various market factors under certain scenarios on our variable annuity distributable earnings and/or our reserves (collectively, the “market sensitivities”).
Any such market sensitivities may use inputs which are difficult to approximate and could include estimates that may differ materially from actual results. Any such estimates, or the absence thereof, may, among other things, be associated with: (i) basis returns related to equity or fixed income indices; (ii) actuarial assumptions related to policyholder behavior and life expectancy; and (iii) management actions that may occur in response to developing facts, circumstances and experience for which no estimates are made in any market sensitivities. Any such estimates, or the absence thereof, may produce sensitivities that could differ materially from actual outcomes and may therefore affect our actions in connection with our exposure risk management program.
In addition, any market sensitivities may not factor in the possibility of simultaneous shocks to equity markets, interest rates and market volatility. The actual effect of changes in equity markets and interest rates on the assets supporting our variable annuity contracts may vary depending on a number of factors which may include, but are not limited to: (i) the validity of any market sensitivities only as of a particular measurement date; and (ii) any changes in our hedging program, policyholder behavior and underlying fund performance, which could materially affect the liabilities our assets support. Furthermore, any market sensitivities could illustrate the estimated impact of the indicated shocks occurring instantaneously, and therefore may not give effect to rebalancing over the course of the shock event. The estimates of equity market shocks may reflect a shock of the same magnitude to both domestic and global equity markets, while the estimates of interest rate shocks may reflect a shock to rates at all durations (a parallel shift in the yield curve). Any such instantaneous and/or equilateral impact assumptions may result in estimated sensitivities that could differ materially from the actual impacts.
Finally, no assurances can be given that the assumptions underlying any market sensitivities can or will be realized. Our liquidity, statutory capitalization, results of operations and financial condition may be affected by a broad range of capital market scenarios, which, depending on whether they positively or adversely affect account values, could materially positively or adversely affect our reserving requirements, and by extension, could materially affect the accuracy of estimates used in any market sensitivities.
Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”). Accordingly, from time to time we are required to adopt new or revised accounting standards or interpretations issued by the FASB. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. See Note 1 of the Notes to the Consolidated Financial Statements.
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are carried as insurance. The ASU will be effective as of January 1, 2022. The Company is evaluating the new guidance and is currently not able to estimate the impact to its financial statements. At current market interest rate levels, the ASU could ultimately result in a material decrease in our stockholders’ equity, which may have a material adverse effect on our leverage ratios and other rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, the ASU could also result in increased market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”
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
We have significant indebtedness, the terms of which could restrict our operations and use of funds, resulting in a material adverse effect on our results of operations and financial condition
We have significant indebtedness in the form of debt securities issued to investors and bank debt from third-party lenders, which we are required to service with cash at BHF as well as dividends from our insurance subsidiaries and other operating subsidiaries. The funds needed to service our indebtedness as well as to make required dividend payments on our outstanding preferred stock will not be available to meet any short-term liquidity needs we may have, invest in our business, pay any potential dividends on our common stock or carry out any share or debt repurchases that we may undertake.
As of December 31, 2019, we had approximately $4.4 billion of total long-term consolidated indebtedness outstanding. We may not generate sufficient funds to service our indebtedness and meet our business needs, such as funding working capital or the expansion of our operations. In addition, our significant leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. Our significant leverage could also impede our ability to withstand downturns in our industry or the economy in general. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital” for more details about our indebtedness. In addition, the Tax Act limits the deductibility of interest expense, and we may therefore not be able to fully deduct the interest payments on a substantial portion of our indebtedness. Limitations on our operations and use of funds resulting from our indebtedness could have a material adverse effect on our results of operations and financial condition.

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
Our ability to make payments on and to refinance our existing indebtedness, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital market returns, primarily due to our variable annuity business. Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavioral, and other factors that are beyond our control.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, our insurance subsidiaries purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which may result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in the assumption of more risk with respect to those policies we issue. See “Business — Reinsurance Activity.”
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
We cede a large block of long-term care insurance business to certain affiliates of Genworth, which results in a significant concentration of reinsurance risk. The Genworth reinsurers’ obligations to us are secured by trust accounts and Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this business. See “Business — Reinsurance Activity — Unaffiliated Third-Party Reinsurance.” Notwithstanding these arrangements, if the Genworth reinsurers become insolvent and the amounts in the trust accounts are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition.
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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX, and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. The financing facility matures in 2037, and therefore, we may need to refinance this facility in the future.
The NAIC adopted AG 48, which regulates the terms of captive insurer arrangements that are entered into or amended in certain ways after December 31, 2014. See “Business — Regulation — Insurance Regulation — Captive Reinsurer Regulation.” There can be no assurance that in light of AG 48, future rules and regulations, or changes in interpretations by state insurance departments that we will be able to continue to efficiently implement these arrangements, nor can we assure you that future capacity for these arrangements will be available in the marketplace. To the extent we cannot continue to efficiently implement these arrangements, our statutory capitalization, results of operations and financial condition, as well as our competitiveness, could be adversely affected.
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, significant influenza pandemics have occurred several times in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. A significant pandemic could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies, such as banks, broker-dealers and asset managers. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business. For example, we have arrangements with DXC Technology Company, formerly Computer Sciences Corporation (“DXC”) for the administration of both in-force policies and new life and annuities business and we have also engaged a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain other assets. We intend to focus on further sourcing opportunities with third-party vendors, including after we migrate off of certain services, such as certain finance, treasury, compliance, administrative, call center and technology support services MetLife currently provides us with for a transition period pursuant to a transition services agreement we entered into in connection with the Separation (the “Transition Services Agreement”).
It may be difficult, disruptive and more expensive for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and operations could be materially adversely affected. There can also be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately administer any policies they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, if a third-party provider raises the rates that it charges us for its services, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to provide the administrative, operational, financial, actuarial or other services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach or fails to provide material information on a timely basis, our business could suffer economic and reputational harm that could have a material adverse effect on our business and results of operations. See “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider, including MetLife, DXC or an investment manager (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in administering any of our policies or managing any of our investments require review or otherwise fails to administer any policies or manage any investments it handles for us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In these situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we may have limited ability to influence the speed and effectiveness of that resolution.
Some of our products, including certain group annuity contracts, are administered by MetLife under the Transition Services Agreement, and we depend on MetLife for performing and reviewing administrative practices and procedures and reserves. We also depend on MetLife to maintain systems on our behalf, and the information and data within those platforms. From time to time, MetLife has brought to our attention practices, procedures and reserves with respect to certain products that require further review. While we do not believe, based on the information made available to us to date by MetLife, that any of the matters MetLife has brought to our attention will require material modifications to reserves or have a material effect on our financial condition or results of operations, we are reliant upon MetLife to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that MetLife will provide further information and assistance.
If material issues were to arise with respect to any of our products administered by third parties, whether involving MetLife, DXC or another third-party provider (or such third party’s supplier, vendor or subcontractor), any resulting expenses or other economic or reputational harm could have a material adverse effect on our business and results of operations, particularly if they involved our core annuity and life insurance businesses. In addition, we could be subject to litigation or regulatory investigations and actions resulting from any such issues, which could have a material adverse effect on our financial condition and results of operations.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our results of operations or financial condition
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our results of operations or financial position. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the volatility and the returns of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our results of operations and financial condition. Accordingly, both market and economic factors may affect our business results as well as our ability to receive dividends from our insurance subsidiaries and meet our obligations at our holding company.
Significant market volatility in reaction to geopolitical risks, changing monetary policy, trade disputes and uncertain fiscal policy may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment.”

Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital and/or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, and/or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts and/or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. See also “Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk.”
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
We need liquidity at our holding company to pay our operating expenses, pay interest on our indebtedness, carry out any share or debt repurchases that we may undertake, pay any potential dividends on our stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
For our insurance subsidiaries, the principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, and cash flow from our investment portfolio to the extent consisting of cash and readily marketable securities.
In the event capital market or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our credit ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.
We are exposed to significant financial and capital markets risks which may adversely affect our results of operations, financial condition and liquidity, and may cause our net investment income and profitability measures to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.
Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. An increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets.
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed, index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
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
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads can reduce our profitability measures and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition.
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
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC; such events may reduce our profitability measures and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. See “— Investments-Related Risks — Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures.” Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.

In addition, because the macro interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our results of operations and financial condition. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may result in changes to the manner in which LIBOR is determined. Additionally, on July 27, 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. The Federal Reserve began publishing a secured overnight funding rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. We seek to mitigate the impact of such exposure to weak or stagnant equity markets through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging. See “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” for details regarding sensitivity of our variable annuity business to capital markets.
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
See “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Investments-Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition.”
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
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period to period changes, which could have a material adverse effect on our results of operations or financial condition and may require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or collectively, could have a material adverse effect on our results of operations, financial condition or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate limited partnerships, limited liability companies and funds. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. Moreover, our ability to sell assets may be limited if other market participants are seeking to sell fungible or similar assets at the same time.
Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity securities and short-term investments.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” for a discussion of our obligations under our securities lending program. If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, and increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2020 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary and impairment charges to earnings are taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Levels of write-downs or impairments are impacted by intent to sell, or our assessment of the likelihood that we will be required to sell, fixed maturity securities, which have declined in value. Realized losses or impairments on these securities may have a material adverse effect on our results of operations and financial condition in, or at the end of, any quarterly or annual period.
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Consolidated Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period to period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold may have a material adverse effect on our financial condition.
The determination of the amount of allowances and impairments varies by investment-type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances and any such future impairments or allowances could have a materially adverse effect on our earnings and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Impairments.”
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
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our results of operations or financial condition. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans” and Notes 6 and 8 of the Notes to the Consolidated Financial Statements.
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures, and equity investments. Any losses or impairments to the carrying value of these investments or other changes may materially and adversely affect our results of operations and financial condition.
The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events, may cause significant volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations centers in the U.S. and result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our operations are subject to a wide variety of insurance and other laws and regulations. Our insurance company operating subsidiaries are subject to regulation by their primary Delaware, Massachusetts and New York state regulators as well as other regulation in states in which they operate. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, results of operations and financial condition. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.

Changes to the laws and regulations that govern the conduct of our variable and registered fixed insurance products business and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation could result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital in such subsidiary or subsidiaries. See also “— A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.”
We also cannot predict with certainty the impact of rules, should they take effect, substantially expanding the definition of “investment advice” and imposing an impartial or “best interests” standard in providing such advice, thereby broadening the circumstances under which Brighthouse or its representatives could be deemed a fiduciary under ERISA or the Tax Code, or amendments to certain prohibited transaction exemptions, will have on our products and services to certain employee benefit plans that are subject to ERISA or the Tax Code. Furthermore, we cannot predict the impact that “best interest” standards recently adopted or proposed by various regulators may have on our business, results of operations, or financial condition. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our results of operations and financial condition.
Changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm.
See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own internal models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital market conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.

The failure of any of our insurance subsidiaries to meet their applicable RBC requirements or minimum capital and surplus requirements could subject them to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, results of operations and financial condition. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, or could be a factor in causing ratings agencies to downgrade financial strength ratings, each of which could have a material adverse effect on our business, results of operations and financial condition.
We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws may have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling these registered products, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules.
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
The global financial crisis of 2008 led to significant changes in economic and financial markets that have, in turn, led to a dynamic competitive landscape for issuers of variable and registered insurance products. Our ability to react to rapidly changing market and economic conditions will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements and our ability to work collaboratively with federal securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
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
In 2017, President Trump signed the Tax Act into law, resulting in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for DAC, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividend received deduction. Most of the changes in the Tax Act were effective as of January 1, 2018.
Our actual results may differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made.
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses and/or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.

In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 15 of the Notes to the Consolidated Financial Statements.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and distributors, retain our current customers and distributors, and recruit and retain personnel could be materially and adversely impacted. Regulatory inquiries and litigation may also cause volatility in the price of BHF securities and the securities of companies in our industry.
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
Capital-Related Risks
As a holding company, BHF depends on the ability of its subsidiaries to pay dividends
BHF is a holding company for its insurance subsidiaries and does not have any significant operations of its own. We depend on the cash at the holding company as well as dividends from our subsidiaries to meet our obligations and to pay dividends on our common and preferred stock, if any. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
If the cash BHF receives from its subsidiaries is insufficient for it to fund its debt-service and other holding company obligations, BHF may be required to raise capital through the incurrence of indebtedness, the issuance of additional equity or the sale of assets. Our ability to access funds through such methods is subject to prevailing market conditions and there can be no assurance that we will be able to do so. See “— Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital.”
The payment of dividends and other distributions to BHF by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments to BHF by its insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by Brighthouse Life Insurance Company and NELICO to BHF, or by BHNY to Brighthouse Life Insurance Company, in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware Department of Insurance and the Massachusetts Division of Insurance, and the NYDFS, respectively. Furthermore, any dividends by BRCD are subject to the approval of the Delaware Department of Insurance. The payment of dividends and other distributions by insurance companies is also influenced by business conditions including those described in the Risk Factors above and rating agency considerations. See “— Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus and/or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and have a material adverse effect on our results of operations and financial condition.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”

Operational Risks
Any gaps in our policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our methods for managing risk and exposures rely on assumptions that are based on observed historical financial and non-financial trends or projections of potential future exposure, and our assumptions and projections may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Furthermore, models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output which could give rise to adjustments to models that may adversely impact our results of operations. As a result, these methods may not fully predict future exposures, which can be significantly greater than our historical measures indicate.
Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies and procedures, nor can there be any assurance that our policies and procedures, or the policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different policies and procedures under pending regulations. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital.”
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors, including MetLife. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to Brighthouse systems and data or disrupting Brighthouse operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— General Risks — Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Our associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our third-party service providers, including certain associates of MetLife who provide services to us in connection with the Transition Services Agreement or other agreements, including agreements to provide certain third-party administration services. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.
General Risks
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with the third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships our sales of individual insurance, annuities and investment products could decline, and our results of operations and financial condition could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. In connection with the sale of MetLife Premier Client Group (“MPCG”) to MassMutual, we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed index annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements.
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-

providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
In addition, there has been increased scrutiny as well as enacted and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.
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
The tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the tax opinion and the private letter ruling do not address all of the tax consequences of the Separation to us.
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
The Separation was a complex transaction subject to numerous tax rules, including rules that could require us to reduce our tax attributes (such as the basis in our assets) in certain circumstances, and the application of these various rules to the Separation is not entirely clear. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife expected at the time of the Separation. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
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

Disputes or disagreements with MetLife may affect our financial statements and business operations, and our contractual remedies may not be sufficient
In connection with the Separation, we entered into certain agreements that provide a framework for our ongoing relationship, including the Transition Services Agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us (the “Tax Receivables Agreement”). Our agreements with MetLife may not reflect terms that would have resulted from negotiation between unaffiliated parties. Such provisions may include, among other things, indemnification rights and obligations, the allocation of tax liabilities, and other payment obligations between us and MetLife, including the payment by us to MetLife pursuant to the Tax Receivables Agreement of a portion of cash savings, if any, in federal income tax that Brighthouse Life Insurance Company and its subsidiaries actually realize as a result of certain transactions involved in the Separation. Disagreements regarding the obligations of MetLife or us under these agreements or any renegotiation of their terms could create disputes that may be resolved in a manner unfavorable to us and our shareholders. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to us in the event of a dispute or nonperformance by MetLife or that any such remedies will be sufficiently broad to cover any issues that arise under our arrangements with MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial statements and could consume substantial resources and attention thus creating a material adverse impact on our business performance.
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
Risks Relating to Our Securities
The price of our securities, including our common stock, may fluctuate significantly
We cannot predict the prices at which our securities, including our common stock, may trade. The market price of our securities, including our common stock, may fluctuate widely, depending on many factors, some of which may be beyond our control, including factors which are described elsewhere in these Risk Factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could also adversely affect the trading price of our securities, including our common stock.
We currently have no plans to declare or pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish
We currently have no plans to declare or pay cash dividends on our common stock. We currently intend to use our future distributable earnings, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near-term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including capital requirements of our subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
In addition, the terms of the agreements governing our outstanding indebtedness and preferred stock, as well as debt and other financial instruments that we may issue in the future, may limit or prohibit the payment of dividends on our common stock or preferred stock, or the payment of interest on our junior subordinated debentures. For example, terms applicable to our junior subordinated debentures may restrict our ability to pay interest on those debentures in certain circumstances. Suspension of payments of interest on our junior subordinated debentures, whether required under the relevant indenture or optional, could cause “dividend stopper” provisions applicable under those and other instruments to restrict our ability to pay dividends on our common stock and repurchase our common stock in various situations, including situations where we may be experiencing financial stress, and may restrict our ability to pay dividends or interest on our preferred stock and junior subordinated debentures as well. Similarly, the terms of our outstanding preferred stock and any preferred securities we may issue in the future may contain restrictions on our ability to repurchase our common stock or pay dividends thereon if we have not fulfilled our dividend obligations under such preferred stock or other preferred securities.
State insurance laws and Delaware corporate law, as well as certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock
State laws may delay, deter, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. For example, such laws may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Delaware law also imposes some restrictions on mergers and other business combinations between the Company and “interested stockholders.” An “interested stockholder” is defined to include persons who, together with affiliates, own, or did own within three years prior to the determination of interested stockholder status, 15% or more of the outstanding voting stock of a corporation.
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving the Company. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. See “Business — Regulation — Insurance Regulation — Holding Company Regulation.” These regulatory restrictions may delay, deter or prevent a potential merger or sale of our company, even if our Board of Directors decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries. In addition, the Investment Company Act may require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment advisor to a mutual fund underlying our variable contracts, including Brighthouse Advisers. Further, FINRA approval would be necessary for a change of control of any broker-dealer that is a direct or indirect subsidiary of BHF.
In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may deter coercive takeover practices and inadequate takeover bids and may encourage prospective acquirers to negotiate with our Board of Directors rather than attempt a hostile takeover, including provisions relating to: (i) the nomination, election and removal of directors (including, for example, the ability of our remaining directors to fill vacancies and newly created directorships on our Board of Directors); (ii) the supra-majority vote of at least two-thirds in voting power of the issued and outstanding voting stock entitled to vote thereon, voting together as a single class, to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation; and (iii) the right of our Board of Directors to issue preferred stock without stockholder approval. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of Brighthouse and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
See Note 15 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
BHF’s common stock, par value $0.01 per share, trades on the Nasdaq under the symbol “BHF.”
As of February 21, 2020, there were approximately 1.8 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
We currently have no plans to declare and pay dividends on our common stock. See “Risk Factors — Risks Relating to Our Securities — We currently have no plans to declare or pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index and (3) the S&P 500 Insurance Index, respectively, for the three-year period ended December 31, 2019, commencing August 7, 2017 (our initial day of “regular-way” trading on the Nasdaq). All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index and the S&P 500 Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	2017		2018		2019
	Aug 7	Dec 31	Jun 30	Dec 31	Jun 30	Dec 31
BHF common stock	$100.00	$95.01	$64.92	$49.38	$59.45	$63.56
S&P 500	$100.00	$108.66	$111.54	$103.90	$123.16	$136.61
S&P 500 Financials	$100.00	$111.19	$106.65	$96.70	$113.38	$127.77
S&P 500 Insurance	$100.00	$102.71	$95.35	$91.20	$114.97	$117.99

Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2019 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
October 1 — October 31, 2019	1,309,283	$37.74	1,302,060	$132
November 1 — November 30, 2019	997,022	$40.28	997,022	$92
December 1 — December 31, 2019	963,755	$40.67	963,755	$53
Total	3,270,060		3,262,837
_______________

(1)
Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.

(2)
On August 5, 2018, we authorized the repurchase of up to $200 million of our common stock, on May 3, 2019, we authorized the repurchase of up to an additional $400 million of our common stock and, on February 6, 2020, we authorized the repurchase of up to an additional $500 million of our common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data
The following tables set forth selected historical financial data for Brighthouse Financial, Inc. and its subsidiaries. The statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data at December 31, 2019 and 2018, have been derived from the audited consolidated financial statements of Brighthouse Financial, Inc. included elsewhere herein. The statement of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data at December 31, 2017, 2016 and 2015, have been derived from the audited consolidated and combined financial statements not included herein.
The selected historical financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included elsewhere herein. The following statement of operations and balance sheet data have been prepared in conformity with GAAP. The historical results presented below are not necessarily indicative of the financial results to be achieved in future periods, or what the financial results would have been had Brighthouse Financial, Inc. been a separate publicly-traded company during the periods presented.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Statement of Operations Data
Total revenues	$6,554	$8,965	$6,842	$3,018	$8,891
Premiums	$882	$900	$863	$1,222	$1,679
Universal life and investment-type product policy fees	$3,580	$3,835	$3,898	$3,782	$4,010
Net investment income	$3,579	$3,338	$3,078	$3,207	$3,099
Other revenue	$389	$397	$651	$736	$422
Net investment gains (losses)	$112	$(207)	$(28)	$(78)	$7
Net derivative gains (losses)	$(1,988)	$702	$(1,620)	$(5,851)	$(326)

Total expenses	$7,606	$7,976	$7,457	$7,723	$7,429
Policyholder benefits and claims	$3,670	$3,272	$3,636	$3,903	$3,269
Interest credited to policyholder account balances	$1,063	$1,079	$1,111	$1,165	$1,259
Amortization of DAC and VOBA	$382	$1,050	$227	$371	$781
Other expenses	$2,491	$2,575	$2,483	$2,284	$2,120
Income (loss) before provision for income tax	$(1,052)	$989	$(615)	$(4,705)	$1,462
Net income (loss)	$(735)	$870	$(378)	$(2,939)	$1,119
Less: Net income (loss) attributed to noncontrolling interests	$5	$5	$—	$—	$—
Net income (loss) attributable to Brighthouse Financial, Inc’s	$(740)	$865	$(378)	$(2,939)	$1,119
Less: Preferred stock dividends	$21	$—	$—	$—	$—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(761)	$865	$(378)	$(2,939)	$1,119

Earnings per common share:
Basic	$(6.76)	$7.24	$(3.16)	$(24.54)	$9.34
Diluted	$(6.76)	$7.21	$(3.16)	$(24.54)	$9.34

	December 31,
	2019	2018	2017	2016	2015
	(In millions)
Balance Sheet Data
Total assets	$227,259	$206,294	$224,192	$221,930	$226,725
Total investments and cash and cash equivalents	$98,659	$87,326	$84,195	$85,860	$85,199
Separate account assets	$107,107	$98,256	$118,257	$113,043	$114,447
Long-term financing obligations:
Debt (1)	$4,365	$3,963	$3,612	$810	$836
Reserve financing debt (2)	$—	$—	$—	$1,100	$1,100
Collateral financing arrangement (3)	$—	$—	$—	$2,797	$2,797
Policyholder liabilities (4)	$88,568	$79,263	$77,384	$73,943	$71,881
Variable annuities liabilities:
Future policy benefits	$4,857	$4,640	$4,148	$3,562	$2,937
Policyholder account balances	$20,950	$15,382	$12,479	$11,517	$7,379
Other policy-related balances	$88	$91	$96	$89	$99
Non-variable annuities liabilities:
Future policy benefits	$34,829	$31,569	$32,468	$29,810	$28,266
Policyholder account balances	$24,821	$24,672	$25,304	$26,009	$30,142
Other policy-related balances	$3,023	$2,909	$2,889	$2,956	$3,058
Total Brighthouse Financial, Inc. stockholders’ equity (5)	$16,172	$14,418	$14,515	$14,862	$16,839
Noncontrolling interests	$65	$65	$65	$—	$—
Accumulated other comprehensive income (loss)	$3,240	$716	$1,676	$1,265	$1,523
_______________

(1)
At December 31, 2016 and prior periods, this balance includes surplus notes in aggregate principal amount of $750 million issued by Brighthouse Life Insurance Company to a financing trust. In February 2017, MetLife, Inc. became the sole beneficial owner of the financing trust. In connection with MetLife, Inc.’s plans to undertake several actions, including an internal reorganization involving its U.S. retail business (the “Restructuring”), (i) the financing trust was terminated in accordance with its terms in March 2017, (ii) MetLife, Inc. became the owner of the surplus notes, and (iii) prior to the Separation, MetLife, Inc. forgave the obligation of Brighthouse Life Insurance Company to pay the principal under the surplus notes.

(2)
Includes long-term financing of statutory reserves supporting level premium term and ULSG policies provided by surplus notes issued to MetLife. These surplus notes were eliminated in April 2017 in connection with the Restructuring of existing reserve financing arrangements.

(3)
Supports statutory reserves relating to level premium term and ULSG policies pursuant to credit facilities entered into by MetLife, Inc. and an unaffiliated financial institution. These facilities were replaced in April 2017 in connection with the Restructuring of existing reserve financing arrangements.

(4)	Includes future policy benefits, policyholder account balances and other policy-related balances.

(5)	For periods ending prior to the Separation, stockholders’ equity was previously reported as shareholder’s net investment.

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
The term “Separation” refers to the separation of MetLife’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the distribution on August 4, 2017 of 96,776,670, or 80.8%, of the 119,773,106 shares of BHF common stock outstanding immediately prior to the distribution date by MetLife, Inc. to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties to BHF and its subsidiaries and affiliates. See Note 1 of the Notes to the Consolidated Financial Statements.
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
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:

•	“Executive Summary” contains the following sub-sections:

•	“Overview” provides information regarding our business, segments and results as discussed in the Results of Operations.

•	“Background” presents details of the Company’s legal entity structure.

•	“Risk Management Strategies” describes the Company’s risk management strategy to protect against capital market risks specific to our variable annuity and ULSG businesses.

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

•
The Results of Operations section begins with a discussion of our “Annual Actuarial Review.” Annual actuarial review (the “AAR”) describes the changes in key assumptions applied in 2019 and 2018, respectively, resulting in an unfavorable impact to net income (loss) available to shareholders in each period.

Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2019 and 2018 and year-to-year comparisons between these years. Our results of operations discussion and analysis for the year ended December 31, 2017, including a review of the 2017 AAR and year-to-year comparisons between the years ended December 31, 2018 and 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of

Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”), which was filed with the SEC on February 26, 2019, and such discussions are incorporated herein by reference.
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
See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on our segments and Corporate & Other.
The table below presents a summary of our net income (loss) available to shareholders and adjusted earnings a non-GAAP financial measure. See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”

	Years Ended December 31,
	2019	2018	Change
	(In millions)
Net income (loss) available to shareholders before provision for income tax	$(1,078)	$984	$(2,062)
Less: Provision for income tax expense (benefit)	(317)	119	(436)
Net income (loss) available to shareholders	$(761)	$865	$(1,626)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$644	$1,025	$(381)
Less: Provision for income tax expense (benefit)	45	133	(88)
Adjusted earnings	$599	$892	$(293)
For the year ended December 31, 2019, we had a net loss of $761 million and adjusted earnings of $599 million, as compared to net income of $865 million and adjusted earnings of $892 million for the year ended December 31, 2018. The net loss for the year ended December 31, 2019 reflected impacts from higher equity markets which resulted in unfavorable net changes in derivative instruments in our variable annuity business, partially offset by the impact of lower interest rates on interest rate hedges in both our variable annuity and ULSG businesses.
Background
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. In addition to Brighthouse Financial, Inc., the companies and businesses included in the results of operations, financial condition and cash flows are:

•	Brighthouse Life Insurance Company (together with its subsidiaries and affiliates, “BLIC”), our largest insurance operating entity, domiciled in Delaware and licensed to write business in 49 states;

•	New England Life Insurance Company (“NELICO”), domiciled in Massachusetts and licensed to write business in all 50 states;

•	Brighthouse Life Insurance Company of NY (“BHNY”), domiciled in New York and licensed to write business in New York, which is a subsidiary of Brighthouse Life Insurance Company;

•	Brighthouse Reinsurance Company of Delaware (“BRCD”), our single reinsurance company licensed in Delaware, which is a subsidiary of Brighthouse Life Insurance Company;

•
Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), serving as investment advisor to certain proprietary mutual funds that are underlying investments under our and MetLife’s variable insurance products;

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
Risk Management Strategies
The Company employs risk management strategies to protect against capital market risks. These strategies are specific to our variable annuity and ULSG businesses, and also include a macro hedge strategy to manage the Company’s exposure to interest rate risk. CTE95 and CTE98 referred to below are defined in “— Glossary.”
Interest Rate Hedging
The Company is exposed to interest rate risk in most of its products with the more significant longer dated exposure residing in our in-force variable annuity guarantees and ULSG. Historically, we individually managed the interest rate risk in these two blocks with hedge targets based on statutory metrics designed principally to protect the capital of our largest operating insurance company, BLIC.
With the adoption of VA Reform, the capital metric of combined RBC ratio now aligns with our management metrics and more holistically captures interest rate risk. We began to more actively manage the interest rate risk in our variable annuity and ULSG businesses together, although individual hedge targets still exist for variable annuities and ULSG. Accordingly, the related portfolio of interest rate derivatives will be managed in the aggregate with rebalancing and trade executions determined by the net exposure. By managing the interest rate exposure on a net basis, we expect to more efficiently manage the derivative portfolio, better protect capital and reduce costs. We refer to this aggregated approach to managing interest rate risk as our macro interest rate hedging program.
The table below presents the gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program.

		December 31, 2019
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities
		(In millions)
Interest rate	Interest rate swaps	$7,344	$798	$29
	Interest rate options	29,750	782	187
	Interest rate forwards	5,418	94	114
	Total	$42,512	$1,674	$330
The aggregate interest rate derivatives are then allocated to the variable annuity guarantee and ULSG businesses based on the hedge targets of the respective programs as of the balance sheet date. Allocations are primarily for purposes of calculating certain product specific metrics needed to run the business which in some cases are still individually measured and to facilitate the quarterly settlement of reinsurance activity associated with BRCD.
Variable Annuity Exposure Risk Management
With our early adoption of VA Reform, our management of and hedging strategy associated with our variable annuity business aligns with the new regulatory framework. Given this alignment and the fact that we have a large non-variable annuity business, we have shifted our focus on capital metrics from a CTE target to a combined RBC ratio target. In support of our target combined RBC ratio between 400% and 450%, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our “Variable Annuity Target Funding Level.” While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions we intend to allow such assets supporting our variable annuities to range between a target floor level of CTE95 and CTE98. At December 31, 2019, we held approximately $11.1 billion of total assets supporting our variable annuity contracts, which equals approximately $1.7 billion above CTE98 and $3.3 billion above CTE95.
Our exposure risk management program seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates, on our Variable Annuity Target Funding Level, as well as on our statutory distributable earnings. We utilize a combination of short-term and longer-term derivative instruments to establish a layered maturity of protection, which we believe will reduce rollover risk during periods of market disruption or higher volatility. When setting our hedge target, we consider the fact that our obligations under Shield Annuity contracts decrease in falling equity markets when variable annuity guarantee obligations increase, and increase in rising equity markets when variable annuity guarantee obligations decrease.
We continually review our hedging strategy in the context of our overall capitalization targets as well as monitor the capital markets for opportunities to adjust our derivative positions to manage our variable annuity exposure, as appropriate. Our hedging strategy since the Separation focused on option-based derivatives protecting against larger market movements and reducing hedge losses in rising market scenarios. As a part of this strategy, we historically guided toward a first loss of up to $2.0 billion. The first loss position is relative to our Variable Annuity Target Funding Level such that the impact to reserves and thus total adjusted capital could be greater than the first loss position, however under such a scenario there would be a substantial offset in required statutory capital.
Given recent robust equity market returns and the related increase in our statutory capital, we re-assessed our hedging strategy in late 2019. As a result of this review, we revised our hedging strategy to reduce the use of options and move to more swap-based instruments to better protect statutory capital against smaller market moves. With this revised strategy, we plan to operate with a first loss position of no more than $500 million. This revised strategy preserves distributable earnings across more market scenarios and protects the capital generated from the market upside experienced since Separation. We expect to have significantly lower time decay expense as a result of this revised strategy. However, we also expect to incur larger hedge mark-to-market losses in rising equity markets as compared to our previous strategy. We expect this strategy shift will be substantially complete by the end of the first quarter of 2020.
We believe the increased capital protection in down markets increases our financial flexibility and supports deploying capital for growing long-term, sustainable shareholder value. However, because our hedging strategy places a low priority on offsetting changes to GAAP liabilities, GAAP net income volatility will likely result when markets are volatile and over time potentially impact stockholders’ equity. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital” and “— Summary of Critical Accounting Estimates.”
The table below presents the gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program as well as the interest rate hedges allocated from our macro interest rate hedging program.

		December 31, 2019 (1)			December 31, 2018
Primary Underlying Risk Exposure	Instrument Type	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Equity market	Equity index options	$46,968	$814	$1,713	$43,985	$1,365	$1,202
	Equity total return swaps	7,723	2	367	3,920	280	3
	Equity variance swaps	2,136	69	69	5,574	80	232
Interest rate	Interest rate swaps	7,344	798	29	7,928	470	29
	Interest rate options	27,950	712	176	10,500	94	—
	Total	$92,121	$2,395	$2,354	$71,907	$2,289	$1,466
_______________

(1)
Subsequent to December 31, 2019, the instrument types presented in this table are expected to be significantly different as part of our strategy shift described above. The absolute notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

ULSG Market Risk Exposure Management
The ULSG block includes the business that resides in our operating insurance companies and the portion of it that is ceded to BRCD for providing redundant, non-economic reserve financing support. The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) as the basis for setting our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our operating insurance companies. For the business that remains in the operating insurance companies, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate interest rate exposures associated with these liabilities by holding ULSG Assets to closely match our ULSG Target under different interest rate environments. “ULSG Assets” are defined as (i) total general account assets supporting statutory reserves and capital in the ULSG portfolios of the operating insurance companies and BRCD and (ii) interest rate derivative instruments allocated from the macro interest rate hedging program to mitigate ULSG interest rate exposures.
The net statutory reserves for the ULSG business in our operating insurance companies and BRCD (which is in part supported by reserve financings) were $21.2 billion and $20.3 billion for the years ended December 31, 2019 and 2018, respectively. The net GAAP reserves were $11.3 billion and $10.1 billion or the years ended December 31, 2019 and 2018, respectively.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases. Likewise, if interest rates rise, our ULSG Target declines. The interest rate derivatives allocated to ULSG Assets prioritizes the ULSG Target (comprised of ULSG CFT and statutory considerations), with less emphasis on mitigating GAAP net income volatility. This could increase the period-to-period volatility of net income and equity due to differences in the sensitivity of the ULSG Target and GAAP liabilities to the changes in interest rates. This mitigation strategy enables us to better protect BRCD’s statutory capitalization from potential losses due to an increase in our ULSG Target under lower interest rate conditions. Conversely, in order to limit the cost of this risk mitigation strategy, we may allow for lower realization of gains as the ULSG Target declines in moderately rising interest rate environments. We intend to maintain an adequate amount of liquid investments in our investment portfolio supporting our ULSG book to support any contingent collateral posting requirements from our macro interest rate hedging program.
We closely monitor the sensitivity of our ULSG Assets and ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2019, BRCD assets exceeded the ULSG CFT requirement. In addition, our macro interest rate hedging program is designed to help us maintain ULSG Assets above the ULSG Target when interest rates decline. Maintaining ULSG Assets that closely match our ULSG Target supports our target combined RBC ratio of between 400% and 450% for the Company.
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
The FASB issued an accounting standards update (“ASU”) on August 15, 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including a requirement for all guarantees associated with our variable annuity business to be measured at fair value. The Company is evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The ASU will have a significant impact on our results of operations, including our net income, and at current market interest rate levels could ultimately result in a material decrease in our stockholders’ equity.
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
The above factors affect our expectations regarding future margins, which in turn, affect the amortization of certain of our intangible assets such as DAC. Significantly lower expected margins may cause us to accelerate the amortization of DAC, thereby reducing net income in the affected reporting period. We review our long-term assumptions about capital market returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review. As additional company specific and/or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
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
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation” and “Risk Factors — Regulatory and Legal Risks.” In addition, Regulation 187 adopted a “best interest” standard for the sale of life insurance and annuity products in New York, which may have adverse effects on our business by imposing greater compliance, oversight, disclosure and notification requirements on us. The NAIC and the SEC have adopted similar regulations, and other states are also considering standard of conduct regulation.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	amortization of DAC;

(iii)	investment impairments;

(iv)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and

(v)	measurement of income taxes and the valuation of deferred tax assets.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described below and in Note 1 of the Notes to the Consolidated Financial Statements.

Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns and expenses. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, and/or additional insurance liabilities established, resulting in a reduction in earnings.
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
See Note 1 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and liability for future policy benefits.
Deferred Policy Acquisition Costs
DAC represents deferred costs that relate directly to the successful acquisition or renewal of insurance contracts. The recovery of DAC is dependent upon the future profitability of the related business.
DAC related to deferred annuities, universal and variable life insurance contracts is amortized based on expected future gross profits. DAC balances and amortization for variable contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations but is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $215 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, interest crediting rates, mortality, in-force or persistency, benefit elections and withdrawals, and expenses to administer business. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
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

See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for additional information relating to DAC accounting policy and amortization.
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
Additionally, we consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Factors we consider in the OTTI evaluation process are described in Note 6 of the Notes to the Consolidated Financial Statements.
The determination of the amount of allowances and impairments on the remaining invested asset classes is highly subjective and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.
See Notes 1 and 6 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of the amount of allowances and impairments.
Derivatives
We use freestanding derivative instruments to hedge various capital market risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) available to shareholders or in other comprehensive income (“OCI”), depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 7 of the Notes to the Consolidated Financial Statements for additional information on significant inputs into the OTC derivative pricing models and credit risk adjustment.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair value based model for embedded derivatives. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model.

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
See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information on our embedded derivatives and the determination of their fair values.
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
Nonperformance Risk Adjustment
The valuation of our embedded derivatives includes an adjustment for the risk that we fail to satisfy our obligations, which we refer to as our nonperformance risk. The nonperformance risk adjustment is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability.
The spread over the risk-free rate is based on our creditworthiness taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of BHF.
The following table illustrates the impact that a range of reasonably likely variances in BHF’s credit spread would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on the balance sheet and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near-term.

	Balance Sheet Carrying Value at December 31, 2019
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$1,101	$15
As reported	$1,656	$259
50% decrease in our credit spread	$2,026	$423
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

Valuation allowances are established against deferred tax assets, particularly those arising from carryforwards, when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The realization of deferred tax assets related to carryforwards depends upon the existence of sufficient taxable income within the carryforward periods under the tax law in the applicable tax jurisdiction. Significant judgment is required in projecting future taxable income to determine whether valuation allowances should be established, as well as the amount of such allowances. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to our determination of such valuation allowances.
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
See Notes 1 and 13 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.
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

•	Certain variable annuity GMIB fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gain on reinsurance) plus the pass-through of performance of ceded separate account assets.

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
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 2 of the Notes to the Consolidated Financial Statements.
Adjusted Net Investment Income
We present adjusted net investment income, which is not calculated in accordance with GAAP. We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents net investment income including Investment Hedge Adjustments. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see footnote 4 to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
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
The following table presents the impact on pre-tax adjusted earnings and net income (loss) before provision for income tax from the AAR for the years ended December 31, 2019 and 2018. The impact related to GMLBs is included in net income (loss) but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Years Ended December 31,
	2019	2018
	(In millions)
GMLBs	$22	$(226)
Included in pre-tax adjusted earnings:
Other annuity business	17	195
Life business	24	15
Run-off	(545)	(24)
Total included in pre-tax adjusted earnings	(504)	186
Total impact on net income (loss) available to shareholders before provision for income tax	$(482)	$(40)

Consolidated Results for the Years Ended December 31, 2019 and 2018
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2019	2018
	(In millions)
Revenues
Premiums	$882	$900
Universal life and investment-type product policy fees	3,580	3,835
Net investment income	3,579	3,338
Other revenues	389	397
Net investment gains (losses)	112	(207)
Net derivative gains (losses)	(1,988)	702
Total revenues	6,554	8,965
Expenses
Policyholder benefits and claims	3,670	3,272
Interest credited to policyholder account balances	1,063	1,079
Capitalization of DAC	(369)	(322)
Amortization of DAC and VOBA	382	1,050
Interest expense on debt	191	158
Other expenses	2,669	2,739
Total expenses	7,606	7,976
Income (loss) before provision for income tax	(1,052)	989
Provision for income tax expense (benefit)	(317)	119
Net income (loss)	(735)	870
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(740)	865
Less: Preferred stock dividends	21	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(761)	$865
The following table presents the components of net income (loss) available to shareholders.

	Years Ended December 31,
	2019	2018
	(In millions)
GMLB Riders	$(2,482)	$324
Other derivative instruments	639	(199)
Net investment gains (losses)	112	(207)
Other adjustments	9	41
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	644	1,025
Income (loss) available to shareholders before provision for income tax	(1,078)	984
Provision for income tax expense (benefit)	(317)	119
Net income (loss) available to shareholders	$(761)	$865
GMLB Riders. The GMLB Riders reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, and Shield Annuities; (ii) changes in the estimated fair value of the related hedges as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC amortization related to the preceding components.

Other Derivative Instruments. We have other derivative instruments, in addition to the hedges and embedded derivatives included in the GMLB Riders, for which changes in estimated fair value are recognized in net derivative gains (losses).
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity, excluding the GMLB Riders, is focused in the following areas:

•	as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions, and interest rate forwards in connection with ULSG;

•
use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market and use of interest rate forwards hedging reinvestment risk from maturing assets with higher yields than currently available in the market that support long-dated liabilities;

•	use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars; and

•	use of equity index options to hedge index-linked annuity products against adverse changes in equity markets.
The market impacts on the hedges are accounted for in net income (loss) while the offsetting economic impact on the items they are hedging are either not recognized or recognized through OCI in equity.
Embedded Derivatives. Certain ceded reinsurance agreements in our Life and Run-off segments are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur. In addition, the changes in liability values of our fixed index-linked annuity products that result from changes in the underlying equity index are accounted for as embedded derivatives.
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
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Net loss available to shareholders before provision for income tax was $1.1 billion ($761 million, net of income tax), a decrease of $2.1 billion ($1.6 billion, net of income tax) from net income before provision for income tax of $984 million ($865 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following key unfavorable items:

•	losses from GMLB Riders in the current period, compared to gains in the prior period, see “— GMLB Riders for the Years Ended December 31, 2019 and 2018;”

•	lower pre-tax adjusted earnings, discussed in greater detail below; and

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment,
The decrease in income before provision for income tax was partially offset by the following key favorable items:

•	current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to declining long-term interest rates; and

•	the change in net investment gains (losses) reflecting:

◦	current period net gains on sales of fixed maturity securities compared to prior period losses; and

◦	current period net mark-to-market gains on equity securities compared to prior period net losses, partially offset by

◦	prior period net gains on limited partnership interests.

The provision for income tax in the current period led to an effective tax rate of 29%, compared to 12% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The following tables reconcile net income (loss) available to shareholders to adjusted earnings:

	Year Ended December 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,486)	$300	$640	$(215)	$(761)
Add: Provision for income tax expense (benefit)	224	57	(449)	(149)	(317)
Net income (loss) available to shareholders before provision for income tax	(1,262)	357	191	(364)	(1,078)
Less: GMLB Riders	(2,482)	—	—	—	(2,482)
Less: Other derivative instruments	(113)	54	711	(13)	639
Less: Net investment gains (losses)	26	15	106	(35)	112
Less: Other adjustments	44	—	(46)	11	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,263	288	(580)	(327)	644
Less: Provision for income tax expense (benefit)	235	57	(126)	(121)	45
Adjusted earnings	$1,028	$231	$(454)	$(206)	$599

	Year Ended December 31, 2018
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,297	$166	$(198)	$(400)	$865
Add: Provision for income tax expense (benefit)	186	75	(60)	(82)	119
Net income (loss) available to shareholders before provision for income tax	1,483	241	(258)	(482)	984
Less: GMLB Riders	324	—	—	—	324
Less: Other derivative instruments	88	(18)	(268)	(1)	(199)
Less: Net investment gains (losses)	(159)	(25)	22	(45)	(207)
Less: Other adjustments	(3)	(1)	45	—	41
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,233	285	(57)	(436)	1,025
Less: Provision for income tax expense (benefit)	210	57	(14)	(120)	133
Adjusted earnings	$1,023	$228	$(43)	$(316)	$892

Consolidated Results for the Years Ended December 31, 2019 and 2018 - Adjusted Earnings
The following table presents the components of adjusted earnings:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$3,694	$3,959
Net investment spread	1,650	1,423
Insurance-related activities	(1,648)	(1,161)
Amortization of DAC and VOBA	(535)	(616)
Other expenses, net of DAC capitalization	(2,491)	(2,575)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	26	5
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	644	1,025
Provision for income tax expense (benefit)	45	133
Adjusted earnings	$599	$892
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were $599 million, a decrease of $293 million.
Key net unfavorable impacts were:

•
higher costs associated with insurance-related activities due to an increase in liability balances resulting from changes in connection with the AAR in our Run-off segment, net of the impact of recapture transactions in both the current and prior period, and

•	lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses.
Key favorable impacts were:

•	higher net investment spread reflecting:

◦	higher average invested assets resulting from positive net flows in the general account; and

◦	higher investment income due to the repositioning of the investment portfolio out of U.S. Treasuries into higher-yielding assets in the prior period, partially offset by

◦	lower net investment income from other limited partnerships for the comparative measurement period;

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses, and

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income, and

•
lower amortization of DAC and VOBA, primarily in our Life segment, due to the impact on gross profits in the current period from higher separate account growth and lower policyholder benefits and claims, partially offset by an unfavorable impact in the current period in connection with the AAR.

Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities, resulted in an unusually low effective tax rate of 7%, compared to 13% in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Segments and Corporate & Other - Adjusted Earnings for the Years Ended December 31, 2019 and 2018
Annuities
The following table presents the components of adjusted earnings for our Annuities segment:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$2,641	$2,836
Net investment spread	1,052	773
Insurance-related activities	(238)	(242)
Amortization of DAC and VOBA	(516)	(505)
Other expenses, net of DAC capitalization	(1,676)	(1,629)
Pre-tax adjusted earnings	1,263	1,233
Provision for income tax expense (benefit)	235	210
Adjusted earnings	$1,028	$1,023
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. Below is a rollforward of our variable annuities separate account balances. Variable annuities separate account balances increased for the year ended December 31, 2019. The increase was driven by positive equity market performance, partially offset by negative net flows and policy charges.

	Years Ended December 31,
	2019	2018
	(In millions)
Balance, beginning of period	$91,922	$109,889
Deposits	1,334	1,320
Withdrawals, surrenders and benefits	(9,811)	(10,390)
Net flows	(8,477)	(9,070)
Investment performance	18,783	(6,058)
Policy charges	(2,469)	(2,605)
Net transfers from (to) general account	(261)	(234)
Balance, end of period	$99,498	$91,922

Average balance	$97,520	$104,433
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were $1.0 billion for the current period, an increase of $5 million.
Key favorable impacts were:

•	higher net investment spread driven by:

◦	higher average invested assets resulting from positive net flows in the general account;

◦	higher investment income due to the repositioning of the investment portfolio out of U.S. Treasuries into higher yielding assets in the prior period; and

◦	higher net investment income from other limited partnerships for the comparative measurement period.
Key net unfavorable impacts were:

•	lower fee income due to lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses;

•	higher other expenses driven by:

◦	an increase in the allocation of corporate expenses in the current period, partially offset by

◦	lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and

•	higher amortization of DAC and VOBA resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR.
The provision for income tax in the current period led to an effective tax rate of 19%, compared to 17% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
Life
The following table presents the components of adjusted earnings for our Life segment:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$300	$324
Net investment spread	211	223
Insurance-related activities	(7)	74
Amortization of DAC and VOBA	(5)	(95)
Other expenses, net of DAC capitalization	(211)	(241)
Pre-tax adjusted earnings	288	285
Provision for income tax expense (benefit)	57	57
Adjusted earnings	$231	$228
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were $231 million for the current period, an increase of $3 million.
Key net favorable impacts were:

•	lower amortization of DAC and VOBA reflecting:

◦	the impact on gross profits in the current period from lower policyholder benefits and claims and higher separate account growth, and

◦	changes in expense and mortality assumptions made in connection with the AAR; and

•	a decrease in the allocation of corporate expenses in the current period.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance;

•	lower fee income due to:

◦	lower unearned revenue amortization from changes in expense and mortality assumptions made in connection with the AAR; and

◦	lower policyholder fees consistent with lower average account balances.
The provision for income tax led to an effective tax rate of 20% in both the current and prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Run-off
The following table presents the components of adjusted earnings for our Run-off segment:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$742	$802
Net investment spread	312	370
Insurance-related activities	(1,434)	(1,027)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(200)	(202)
Pre-tax adjusted earnings	(580)	(57)
Provision for income tax expense (benefit)	(126)	(14)
Adjusted earnings	$(454)	$(43)
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were a loss of $454 million for the current period, a higher loss of $411 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities, primarily in our ULSG business due to:

◦	an increase in liability balances resulting from changes in the long-term general account earned rate assumptions made in connection with the AAR; and

◦	higher paid claims, net of reinsurance in the current period;
partially offset by

◦	a decrease in liability balances from the net impact of recapture transactions in the prior period;

•	lower fee income in our ULSG business due to:

◦	a decline in net cost of insurance fees driven by the aging in-force business;

◦	lower unearned revenue amortization resulting from recapture transactions in the prior year;

◦	a decrease in policyholder fees consistent with lower average account balances; and

•	lower net investment spread due to:

◦	lower net investment income from other limited partnerships for the comparative measurement period; and

◦	lower income on interest rate derivatives.
The provision for income tax in the current period led to an effective tax rate of 22%, compared to 24% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Corporate & Other
The following table presents the components of adjusted earnings for Corporate & Other:

	Years Ended December 31,
	2019	2018
	(In millions)
Fee income	$11	$(3)
Net investment spread	75	57
Insurance-related activities	31	34
Amortization of DAC and VOBA	(14)	(16)
Other expenses, net of DAC capitalization	(404)	(503)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	26	5
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(327)	(436)
Provision for income tax expense (benefit)	(121)	(120)
Adjusted earnings	$(206)	$(316)
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Adjusted earnings were a loss of $206 million, an improvement of $110 million from the prior period.
Key net favorable impacts were:

•	lower other expenses due to:

◦	lower establishment costs in the current period related to planned technology expenses, and

◦	lower branding expenses associated with the Separation,
partially offset by

◦	higher interest on debt that was issued in both the first quarter of 2019 and the third quarter of 2018;

•	higher net investment spread reflecting positive returns on short-term investments.
Certain one-time tax adjustments recognized in the current period, primarily due to a revaluation of certain Separation-related liabilities, resulted in an unusually high effective tax rate of 37%, compared to 28% in the prior period, for which both rates represent a tax benefit. In addition to such one-time tax adjustments, our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a stand-alone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

GMLB Riders for the Years Ended December 31, 2019 and 2018
The following table presents the overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets.

	Years Ended December 31,
	2019	2018
	(In millions)
Liabilities (1)	$(1,826)	$(467)
Hedges	(1,592)	371
Ceded reinsurance	(12)	(2)
Fees (2)	839	859
GMLB DAC	109	(437)
Total GMLB Riders	$(2,482)	$324
_______________

(1)	Includes cumulative changes in estimated fair value of the Shield Annuities embedded derivatives of ($1.6) billion and $358 million for the years ended December 31, 2019 and 2018, respectively.

(2)	Excludes living benefit fees, included as a component of adjusted earnings, of $64 million and $69 million for the years ended December 31, 2019 and 2018, respectively.
GMLB Liabilities. Liabilities reported as part of GMLB Riders (“GMLB Liabilities”) include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant and/or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant. Shield Annuities currently offered provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with risk offset to liabilities related to guarantee rider benefits.
GMLB Hedges and Reinsurance. We enter into freestanding derivatives to hedge the market risks inherent in the GMLB Liabilities. Generally, the same market factors that impact the estimated fair value of the guarantee rider embedded derivatives impact the value of the hedges, though in the opposite direction. However, the changes in value of the GMLB Liabilities and related hedges may not be symmetrical and the divergence could be significant due to certain factors, such as the guarantee riders accounted for as insurance are not recognized at estimated fair value and there are unhedged risks within the GMLB Liabilities. We may also use reinsurance to manage our exposure related to the GMLB Liabilities.
GMLB Fees. We earn fees from the guarantee rider benefits, which are calculated based on the policyholder’s Benefit Base. Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. For guarantee rider embedded derivatives, the future fees are included in the estimated fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For guarantee rider benefits accounted for as insurance, while the related fees do affect the valuation of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type policy fees.
GMLB DAC. Changes in the estimated fair value of GMLB Liabilities that are accounted for as embedded derivatives result in a corresponding recognition of DAC amortization that generally has an inverse effect on net income (loss), which we refer to as the DAC offset. While the DAC offset is generally the most significant driver of GMLB DAC, it can be impacted by other adjustments including amortization related to guarantee benefit riders accounted for as insurance.
Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018
Comparative results from GMLB Riders were unfavorable by $2.8 billion, primarily driven by:

•	a net unfavorable change in the GMLB hedges; and

•	unfavorable changes in Shield liability reserves,
partially offset by:

•	favorable changes in GMLB DAC.
Higher relative equity markets in the current period significantly impacted the following:

•	unfavorable changes to the estimated fair value of our GMLB hedges;

•	unfavorable changes to the estimated fair value of the Shield liability reserves, net of favorable changes to the estimated fair value of the related hedges; and

•	unfavorable changes in GMLB DAC;
partially offset by

•	favorable changes to the estimated fair value of the variable annuity liability reserve.
Lower interest rates in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of our GMLB hedges; and

•	favorable changes to GMLB DAC;
partially offset by

•	unfavorable changes to the estimated fair value of variable annuity liability reserves.
The tightening of our credit default swap spreads combined with the decrease in the underlying base liabilities resulted in an unfavorable change in non-performance risk net of a favorable change in the GMLB DAC offset.
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

•	currency risk, relating to the variability in currency exchange rates for non-U.S. dollar denominated investments; and

•	financial and operational risks related to using external investment managers.
We manage these risks through asset-type allocation and industry and issuer diversification. Risk limits are also used to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure. Real estate risk is managed through geographic and property type and product type diversification. We manage interest rate risk as part of our Asset Liability Management (“ALM”) strategies. Product design, such as the use of market value adjustment features and surrender charges, is also utilized to manage interest rate risk. These strategies include maintaining an investment portfolio that targets a weighted average duration that reflects the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use certain derivatives in the management of currency, credit, interest rate, and equity market risks.
Investment Management Agreements
Other than our derivatives trading, which we manage in-house, we have engaged a select group of experienced external asset management firms pursuant to several investment management agreements, to manage the investment of the assets comprising our general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our reinsurance subsidiary, BRCD.
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
Investment Portfolio Results
The following summary yield table presents the yield and adjusted net investment income for our investment portfolio for the periods indicated. As described below, this table reflects certain differences from the presentation of net investment income presented in the GAAP statement of operations. This summary yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	Years Ended December 31,
	2019		2018		2017
	Yield%	Amount	Yield%	Amount	Yield%	Amount
	(Dollars in millions)
Investment income (1)	4.52%	$3,686	4.62%	$3,465	4.59%	$3,319
Investment fees and expenses (2)	(0.12)	(101)	(0.15)	(113)	(0.15)	(109)
Adjusted net investment income (3), (4)	4.40%	$3,585	4.47%	$3,352	4.44%	$3,210
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

(3)	Adjusted net investment income included in yield calculations includes Investment Hedge Adjustments.

(4)	Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Net investment income	$3,579	$3,338	$3,078
Less: Investment hedge adjustments	(6)	(14)	(131)
Less: Other incremental net investment income	—	—	(1)
Adjusted net investment income — in the above yield table	$3,585	$3,352	$3,210
See “— Results of Operations — Consolidated Results — Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results —Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017” in our 2018 Annual Report for an analysis of the year over year changes in net investment income.
Fixed Maturity Securities AFS
The following table presents fixed maturity securities AFS by type (public or private) held at:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities
Publicly-traded	$58,099	81.8%	$51,939	83.0%
Privately-placed	12,937	18.2	10,669	17.0
Total fixed maturity securities	$71,036	100.0%	$62,608	100.0%
Percentage of cash and invested assets	72.0%		71.7%
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
Fixed Maturity Securities Credit Quality — Ratings
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service and Kroll Bond Rating Agency. If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has methodologies to assess credit quality for certain Structured Securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with these methodologies is to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. We apply the NAIC methodologies to Structured Securities held by our insurance subsidiaries. The NAIC’s present methodology is to evaluate Structured Securities held by insurers on an annual basis. If our insurance subsidiaries acquire Structured Securities that have not been previously evaluated by the NAIC but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the revised NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2019				December 31, 2018
NAIC Designation	NRSRO Rating	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$41,463	$5,252	$46,715	65.8%	$40,218	$1,954	$42,172	67.4%
2	Baa	19,838	1,610	21,448	30.2	17,656	(122)	17,534	28.0
Subtotal investment grade		61,301	6,862	68,163	96.0	57,874	1,832	59,706	95.4
3	Ba	2,015	72	2,087	2.9	2,160	(87)	2,073	3.3
4	B	673	23	696	1.0	787	(48)	739	1.2
5	Caa and lower	90	—	90	0.1	99	(9)	90	0.1
6	In or near default	—	—	—	—	—	—	—	—
Subtotal below investment grade		2,778	95	2,873	4.0	3,046	(144)	2,902	4.6
Total fixed maturity securities		$64,079	$6,957	$71,036	100.0%	$60,920	$1,688	$62,608	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation:	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating:	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2019
U.S. corporate	$15,313	$13,770	$1,479	$556	$42	$—	$31,160
Foreign corporate	3,162	6,113	466	90	13	—	9,844
RMBS	9,020	59	15	3	21	—	9,118
U.S. government and agency	7,303	93	—	—	—	—	7,396
CMBS	5,612	126	6	11	—	—	5,755
State and political subdivision	3,863	185	—	—	9	—	4,057
ABS	1,696	240	19	—	—	—	1,955
Foreign government	746	862	102	36	5	—	1,751
Total fixed maturity securities	$46,715	$21,448	$2,087	$696	$90	$—	$71,036

December 31, 2018
U.S. corporate	$11,277	$11,118	$1,417	$635	$26	$—	$24,473
Foreign corporate	2,427	5,089	427	70	13	—	8,026
RMBS	8,395	40	58	6	48	—	8,547
U.S. government and agency	8,921	174	—	—	—	—	9,095
CMBS	5,183	57	6	2	—	—	5,248
State and political subdivision	3,437	156	1	—	3	—	3,597
ABS	1,851	244	30	1	—	—	2,126
Foreign government	681	656	134	25	—	—	1,496
Total fixed maturity securities	$42,172	$17,534	$2,073	$739	$90	$—	$62,608

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. This portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both December 31, 2019 and 2018. The tables below present our U.S. and foreign corporate securities holdings by industry at:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$12,633	30.9%	$9,896	30.4%
Consumer	9,719	23.7	8,290	25.5
Finance	9,448	23.0	7,209	22.2
Utility	6,247	15.2	4,770	14.7
Communications	2,957	7.2	2,334	7.2
Total	$41,004	100.0%	$32,499	100.0%
Structured Securities
We held $16.8 billion and $15.9 billion of Structured Securities, at estimated fair value, at December 31, 2019 and 2018, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
The following table presents our RMBS holdings at:

	December 31, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By security type:
Collateralized mortgage obligations	$4,857	53.3%	$360	$4,885	57.2%	$174
Pass-through securities	4,261	46.7	66	3,662	42.8	(55)
Total RMBS	$9,118	100.0%	$426	$8,547	100.0%	$119

By risk profile:
Agency	$7,216	79.2%	$256	$6,396	74.8%	$(23)
Prime	141	1.5	9	296	3.5	10
Alt-A	883	9.7	96	938	11.0	79
Sub-prime	878	9.6	65	917	10.7	53
Total RMBS	$9,118	100.0%	$426	$8,547	100.0%	$119

Ratings profile:
Rated Aaa	$7,329	80.4%		$6,529	76.4%
Designated NAIC 1	$9,020	98.9%		$8,395	98.2%
Historically, our exposure to sub-prime RMBS holdings has been managed by focusing primarily on senior tranche securities, stress-testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $851 million and $883 million at December 31, 2019 and 2018, respectively, with unrealized gains (losses) of $61 million and $50 million at December 31, 2019 and 2018, respectively.

CMBS
Our CMBS holdings are diversified by vintage year. The following tables present our CMBS holdings by vintage year at:

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$109	$123	$177	$177
2011	223	223	297	293
2012	138	141	263	262
2013	199	205	290	290
2014	332	346	526	519
2015	938	977	1,076	1,059
2016	480	497	582	568
2017	683	717	696	686
2018	1,580	1,700	1,385	1,394
2019	818	826	—	—
Total	$5,500	$5,755	$5,292	$5,248
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 74.9% of total CMBS, and designated NAIC 1 was $5.6 billion, or 97.5% of total CMBS, at December 31, 2019. The estimated fair value of CMBS Aaa rating agency ratings was $3.5 billion, or 66.9% of total CMBS, and designated NAIC 1 was $5.2 billion, or 98.8% of total CMBS, at December 31, 2018.
ABS
Our ABS are diversified both by collateral type and by issuer. The following table presents our ABS holdings at:

	December 31, 2019			December 31, 2018
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
By collateral type:
Collateralized obligations	$1,058	54.2%	$(8)	$1,010	47.5%	$(18)
Student loans	196	10.0	2	186	8.7	3
Consumer loans	171	8.7	2	193	9.1	1
Automobile loans	114	5.8	2	199	9.4	—
Credit card loans	60	3.1	3	136	6.4	2
Other loans	356	18.2	9	402	18.9	3
Total	$1,955	100.0%	$10	$2,126	100.0%	$(9)
Ratings profile:
Rated Aaa	$879	45.0%		$956	45.0%
Designated NAIC 1	$1,696	86.8%		$1,851	87.1%
Evaluation of AFS Securities for OTTI and Temporary Impairment
See Note 6 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for OTTI and temporary impairment.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. We monitor the estimated fair value of the securities loaned on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans and the related valuation allowances are summarized as follows at:

	December 31, 2019				December 31, 2018
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$9,721	61.5%	$47	0.5%	$8,529	62.0%	$42	0.5%
Agricultural	3,388	21.4	10	0.3%	2,946	21.4	9	0.3%
Residential	2,708	17.1	7	0.3%	2,276	16.6	6	0.3%
Total	$15,817	100.0%	$64	0.4%	$13,751	100.0%	$57	0.4%
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. For our commercial and agricultural mortgage loan portfolios, the percentage collateralized by properties located in the U.S. were 97% at both December 31, 2019 and 2018. The remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. is as follows at:

State	December 31, 2019
California	24%
New York	12%
Florida	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loan portfolio in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2019 and 2018. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. is as follows at:

State	December 31, 2019
California	37%
Florida	9%
New York	6%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The tables below present the diversification across geographic regions and property types of commercial mortgage loans at:

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$2,666	27.4%	$2,550	29.9%
South Atlantic	1,887	19.4	1,316	15.5
Middle Atlantic	1,875	19.3	1,867	21.9
West South Central	809	8.3	801	9.4
Mountain	668	6.9	404	4.7
East North Central	555	5.7	473	5.5
International	494	5.1	389	4.5
New England	412	4.2	397	4.7
West North Central	125	1.3	127	1.5
East South Central	85	0.9	59	0.7
Multi-region and Other	145	1.5	146	1.7
Total recorded investment	9,721	100.0%	8,529	100.0%
Less: valuation allowances	47		42
Carrying value, net of valuation allowances	$9,674		$8,487

Property Type
Office	$3,839	39.5%	$3,810	44.6%
Apartment	2,181	22.4	1,480	17.4
Retail	2,115	21.8	2,064	24.2
Hotel	930	9.6	744	8.7
Industrial	626	6.4	400	4.7
Other	30	0.3	31	0.4
Total recorded investment	9,721	100.0%	8,529	100.0%
Less: valuation allowances	47		42
Carrying value, net of valuation allowances	$9,674		$8,487
Mortgage Loan Credit Quality — Monitoring Process. Our investment managers monitor our mortgage loan investments on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. Quarterly, we conduct a formal review of the portfolio with our investment managers. See Note 6 of the Notes to the Consolidated Financial Statements for information on mortgage loans by credit quality indicator, past due and nonaccrual mortgage loans, as well as impaired mortgage loans.
Our investment managers review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt-service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt-service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. We review our residential mortgage loans on an ongoing basis. See Note 6 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 53% and 52% at December 31, 2019 and 2018, respectively, and our average debt-service coverage ratio was 2.2x at both December 31, 2019 and 2018. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 46% at December 31, 2019 and 2018, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Valuation Allowances. See Notes 6 and 8 of the Notes to the Consolidated Financial Statements for information about how valuation allowances are established and monitored, activity in and balances of the valuation allowance, and the estimated fair value of impaired mortgage loans and related impairments included within net investment gains (losses) at and for the years ended December 31, 2019 and 2018.
Limited Partnerships and Limited Liability Companies
The following table presents the carrying value of our limited partnerships and limited liability companies (“LLCs”) at:

	December 31, 2019	December 31, 2018
	(In millions)
Other limited partnerships interests	$1,941	$1,840
Real estate limited partnerships and limited liability companies (1)	439	451
Total	$2,380	$2,291
_______________

(1)	The estimated fair value of real estate limited partnerships and LLCs was $529 million and $572 million at December 31, 2019 and 2018, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31, 2019		December 31, 2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,021	93.9%	$2,778	91.8%
Tax credit and renewable energy partnerships	82	2.6	95	3.1
Leveraged leases, net of non-recourse debt	64	2.0	65	2.1
FHLB stock	39	1.2	64	2.1
Other	10	0.3	25	0.9
Total	$3,216	100.0%	$3,027	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Consolidated Financial Statements:

•	A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2019 and 2018.

•	The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2019, 2018 and 2017.
See “— Risk Management Strategies” and “Business — Segments and Corporate & Other — Annuities” for more information about our use of derivatives by major hedging programs, as well as “— Results of Operations — Annual Actuarial Review.”
Fair Value Hierarchy
See Note 8 of the Notes to the Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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
Derivatives categorized as Level 3 at December 31, 2019 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
See Note 8 of the Notes to Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
Credit Risk
See Note 7 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives in the balance sheets and does not affect our legal right of offset.
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	December 31, 2019		December 31, 2018
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$18	$—	$98	$3
Written	1,635	36	1,820	11
Total	$1,653	$36	$1,918	$14
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
Embedded Derivatives
See Note 8 of the Notes to the Consolidated Financial Statements for information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
See Note 8 of the Notes to the Consolidated Financial Statements for a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 7 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The Company did not hold non-cash collateral at December 31, 2019. The amount of this collateral was $55 million at estimated fair value at December 31, 2018. See Note 6 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $593 million and $145 million at December 31, 2019 and 2018, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 15 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 6 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Real Estate Limited Partnerships and Limited Liability Companies” and “— Investments — Other Limited Partnership Interests” for information on our partnership investments.
Other than the commitments disclosed in Note 15 of the Notes to the Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments, bank credit facilities and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments. See “— Liquidity and Capital Resources — The Company — Contractual Obligations.”
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
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and Notes 1 and 3 of the Notes to the Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other follows.
Annuities
Future policy benefits for the annuities business are comprised mainly of liabilities for life contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
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
Corporate & Other
Future policy benefits primarily include liabilities for long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See “— Variable Annuity Guarantees” and “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.” See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for additional information. A discussion of policyholder account balances by segment, as well as Corporate & Other, follows.
Annuities
Policyholder account balances for annuities are held for fixed deferred annuities, the fixed account portion of variable annuities, and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions, as part of the Company’s macro interest rate hedging program, to partially mitigate the risks associated with such a scenario. Additionally, policyholder account balances are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.

The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Annuities at:

	December 31, 2019		December 31, 2018
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$1,287	$770	$1,334	$818
Equal to 2% but less than 4%	$13,495	$12,808	$14,001	$13,221
Equal to or greater than 4%	$489	$489	$509	$509
_______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Annuities were $262 million and $285 million at December 31, 2019 and 2018, respectively.
Life
Life policyholder account balances are held for retained asset accounts, universal life policies and the fixed account of universal variable life insurance policies. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions to partially mitigate the risks associated with such a scenario.
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Life at:

	December 31, 2019		December 31, 2018
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$88	$74	$93	$93
Equal to 2% but less than 4%	$1,111	$509	$1,145	$524
Equal to or greater than 4%	$1,851	$1,851	$1,914	$1,914
_______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Life were $33 million and $22 million at December 31, 2019 and 2018, respectively.
Run-off
Policyholder account balances in Run-off are comprised of ULSG funding agreements and COLI. Interest crediting rates vary by type of contract and can be fixed or variable. Variable interest crediting rates are generally tied to an external index, most commonly (one-month or three-month) LIBOR. We are exposed to interest rate risks, when guaranteeing payment of interest and return on principal at the contractual maturity date. We mitigate our risks by applying various ALM strategies.

The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Run-off as of:

	December 31, 2019		December 31, 2018
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Universal Life Secondary Guarantee
Greater than 0% but less than 2%	$—	$—	$—	$—
Equal to 2% but less than 4%	$5,440	$1,802	$5,570	$802
Equal to or greater than 4%	$578	$578	$584	$584
_______________

(1)	These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Run-off were $95 million and $62 million at December 31, 2019 and 2018, respectively.
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
These insurance liabilities are accrued over the accumulation phase of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, we update the actual amount of business remaining in-force, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional details of guarantees accounted for as insurance liabilities.
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

The projections of future benefits and future fees require capital market and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital market scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value. See Note 8 of the Notes to the Consolidated Financial Statements.
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
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements under current market conditions and certain stress scenarios. Our Board of Directors and senior management are directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. We are targeting a debt-to-capital ratio commensurate with our parent company credit ratings and our insurance subsidiaries’ financial strength ratings. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $2.8 billion and $2.2 billion at December 31, 2019 and 2018, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $42.6 billion and $36.5 billion at December 31, 2019 and 2018, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
The Company
Liquidity
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress-testing, which reflect the impact of various scenarios, including (i) the potential increase in our requirement to pledge additional collateral or return collateral to our counterparties, (ii) a reduction in new business sales, and (iii) the risk of early contract holder and policyholder withdrawals, as well as lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights in many of our products, which deter the customer from making withdrawals prior to the maturity date of the product. If significant cash is required beyond our anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternative sources of liquidity include cash flows from operations, sales of liquid assets and funding sources including secured funding agreements, unsecured credit facilities and secured committed facilities.
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
Additionally, with our early adoption of VA Reform, our management of and hedging strategy associated with our variable annuity business aligns with the new regulatory framework. Given this alignment and the fact that we have a large non-variable annuity business, we have shifted our focus on capital metrics from a CTE target to a combined RBC ratio target. In support of our target combined RBC ratio between 400% and 450%, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our “Variable Annuity Target Funding Level.” While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions we intend to allow such assets supporting our variable annuities to range between a target floor level of CTE95 and CTE98. At December 31, 2019, we held approximately $11.1 billion of total assets supporting our variable annuity contracts, which equals approximately $1.7 billion above CTE98 and $3.3 billion above CTE95.
In August 2018, we authorized the repurchase of up to $200 million of our common stock, on May 3, 2019, we authorized the repurchase of up to an additional $400 million of our common stock, and on February 6, 2020, we authorized the repurchase of up to an additional $500 million of our common stock. No common stock repurchases have been made under the February 6, 2020 authorization as of February 26, 2020. Future repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
We currently have no plans to declare and pay dividends on our common stock. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on and be subject to our financial condition, results of operations, cash needs, regulatory and other constraints, capital requirements (including capital requirements of our subsidiaries), contractual restrictions and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns of capital on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
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

Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A	A3	A+
	3rd of 16	6th of 19	7th of 21	5th of 22
New England Life Insurance Company	A	A	A3	A+
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
	3rd of 16			5th of 22
_______________
NR = Not rated
Our long-term issuer credit ratings as of the date of this filing are indicated in the following table. All long-term issuer credit ratings have a stable outlook.

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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Sources:
Operating activities, net	$1,828	$3,062	$3,396
Changes in policyholder account balances, net	4,823	2,986	1,887
Changes in payables for collateral under securities loaned and other transactions, net	—	888	—
Long-term debt issued	1,000	375	3,588
Preferred stock issued, net of issuance costs	412	—	—
Cash received from MetLife, Inc. in connection with shareholder’s net investment	—	—	293
Total sources	8,063	7,311	9,164
Uses:
Investing activities, net	7,341	4,538	3,915
Changes in payables for collateral under securities loaned and other transactions, net	666	—	3,147
Long-term debt repaid	602	9	13
Dividends on preferred stock	21	—	—
Collateral financing arrangements repaid	—	—	2,797
Treasury stock acquired in connection with share repurchases	442	105	—
Distribution to MetLife, Inc.	—	—	1,798
Cash paid to MetLife, Inc. in connection with shareholder’s net investment	—	—	668
Financing element on certain derivative instruments and other derivative related transactions, net	203	303	149
Other, net	56	68	48
Total uses	9,331	5,023	12,535
Net increase (decrease) in cash and cash equivalents	$(1,268)	$2,288	$(3,371)
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
Funding Sources
Liquidity is provided by a variety of funding sources, including secured funding agreements, unsecured credit facilities and secured committed facilities. Capital is provided by a variety of funding sources, including issuances of debt and equity securities, as well as borrowings under our credit facilities. We maintain a shelf registration statement with the SEC that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, our shelf registration statement provides for automatic effectiveness upon filing and has no stated issuance capacity. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary funding sources include:
Preferred Stock
On March 25, 2019, BHF issued depositary shares, each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 6.600% Series A non-cumulative preferred stock (the “Series A Preferred Stock”) and in the aggregate representing 17,000 shares of Series A Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $412 million. See Note 10 of the Notes to the Consolidated Financial Statements.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and maintains a funding agreement program with certain FHLBs. At both December 31, 2019 and 2018, Brighthouse Life Insurance Company had obligations outstanding under funding agreements with certain FHLBs of $595 million. During the years ended December 31, 2019, 2018 and 2017, Brighthouse Life Insurance Company issued $0, $0 and $25 million, respectively, and repaid $0, $0 and $75 million, respectively, under such funding agreements. Activity related to these funding agreements is reported in the Run-off segment.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
On February 1, 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At December 31, 2019, there were no borrowings under this funding agreement program. Activity related to these funding agreements is reported in the Run-off segment.
Long-term Debt Issued
In September 2018, BHF issued $375 million of 6.25% unsecured junior subordinated debentures due 2058.
In June 2017, BHF issued $3.0 billion of unsecured senior notes consisting of (i) $1.5 billion of 3.70% senior notes due 2027 and (ii) $1.5 billion of 4.70% senior notes due 2047.
Credit Facilities
On February 1, 2019, BHF entered into a term loan agreement with respect to a $1.0 billion unsecured term loan facility (as amended, the “2019 Term Loan Facility”) scheduled to mature in February 2024. On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated its former term loan facility due December 2, 2019 (the “2017 Term Loan Facility”) without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility, with the remainder of the proceeds used for general corporate purposes.
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement with respect to a $1.0 billion senior unsecured revolving credit facility (the “2019 Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Facility replaced BHF’s former $2.0 billion senior unsecured revolving credit facility, which was scheduled to mature in December 2021. At December 31, 2019, there were no borrowings under the 2019 Revolving Credit Facility.

Committed Facilities
Repurchase Facility
In April 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2019, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. At December 31, 2019, BRCD had a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2019, there were no borrowings under this facility, and there was $10.0 billion of funding available under this financing arrangement.
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level we believe to be sufficient to satisfy its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes the above referenced financing arrangement to cover the difference between full required statutory assets (i.e., XXX/AXXX reserves plus target risk margin appropriate to meet capital needs) and Minimum Initial Target Assets. An admitted deferred tax asset, could also serve to reduce the amount of funding required under the above referenced financing arrangement.
Outstanding Long-term Debt
The following table summarizes our outstanding long-term debt at:

	December 31, 2019	December 31, 2018
	(In millions)
Senior notes (1)	$2,970	$2,968
Term loan	1,000	600
Junior subordinated debentures (1)	363	361
Other long-term debt (2)	32	34
Total long-term debt	$4,365	$3,963
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $42 million and $46 million at December 31, 2019 and 2018, respectively, for senior notes and junior subordinated debentures on a combined basis.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. At December 31, 2019, the Company was in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:

Common Stock Repurchases
During the years ended December 31, 2019 and 2018, we repurchased 11,658,208 shares and 2,628,167 shares, respectively, of our common stock through open market purchases, pursuant to 10b5-1 plans, for $442 million and $105 million, respectively. In 2020, through February 21, 2020, BHF repurchased an additional 947,605 shares of its common stock through open market purchases, pursuant to 10b5-1 plans, for $39 million.
Preferred Stock Dividends
During the year ended December 31, 2019, we paid dividends totaling $21 million on our preferred stock. See Note 10 of the Notes to the Consolidated Financial Statements for information regarding the calculation and timing of these dividend payments.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the years ended December 31, 2019 and 2018, general account surrenders and withdrawals totaled $2.3 billion and $3.0 billion, respectively, of which $2.1 billion and $2.4 billion, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2019 and 2018, counterparties were obligated to return cash collateral pledged by us of $0 and $64 million, respectively. At December 31, 2019 and 2018, we were obligated to return cash collateral pledged to us by counterparties of $1.3 billion and $1.4 billion, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.1 billion and $3.6 billion at December 31, 2019 and 2018, respectively. Of these amounts, $1.3 billion and $1.5 billion at December 31, 2019 and 2018, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2019 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 15 of the Notes to the Consolidated Financial Statements.

Contractual Obligations
The following table summarizes our major contractual obligations at December 31, 2019:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$54,534	$3,413	$2,847	$2,845	$45,429
Policyholder account balances	50,676	3,432	7,410	6,472	33,362
Payables for collateral under securities loaned and other transactions	4,391	4,391	—	—	—
Long-term debt	7,855	193	387	1,352	5,923
Investment commitments	2,017	2,017	—	—	—
Other	4,974	4,899	—	—	75
Total	$124,447	$18,345	$10,644	$10,669	$84,789
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
The total amount presented for insurance liabilities of $54.5 billion exceeds the liability amounts of $42.8 billion presented on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions (such as interest reserves and unearned revenue), or which are not contractually due, which are excluded.
Policyholder account balances generally represent the estimated cash payments on customer deposits and are based on assumptions related to withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type.
The total amount presented for policyholder account balances of $50.7 billion exceeds the liability amount of $45.8 billion presented on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions (such as interest reserves and embedded derivatives), or which are not contractually due, which are excluded.
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
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet of $488 million at December 31, 2019.
Long-term Debt
The total amount presented for long-term debt differs from the total amount presented on the consolidated balance sheet as the amounts presented herein do not include unamortized premiums or discounts and debt issuance costs incurred upon issuance and include future interest on such obligations for the period from January 1, 2020 through maturity. Future interest on variable rate debt was computed using prevailing rates at December 31, 2019 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.

Investment Commitments
Investment commitments primarily include commitments to lend funds under partnership investments, which we anticipate could be invested any time over the next five years; however, as the timing of the fulfillment of the obligation cannot be predicted, such obligations are presented in the one year or less category. See Note 15 of the Notes to the Consolidated Financial Statements and “— Off-Balance Sheet Arrangements.”
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
The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands and/or as a result of compliance with regulatory requirements. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital,” “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “Risk Factors — Capital-Related Risks — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends.”
Short-term Liquidity and Liquid Assets
At December 31, 2019 and 2018, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $723 million and $520 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At December 31, 2019 and 2018, BHF and certain of its non-insurance subsidiaries had liquid assets of $767 million and $752 million, respectively, of which $715 million and $693 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Notes 10 and 18 of the Notes to the Consolidated Financial Statements.

Normalized Statutory Earnings
Normalized statutory earnings is used by management to measure our insurance companies’ ability to pay future distributions and is reflective of whether our hedging program functions as intended. Normalized statutory earnings is calculated as statutory pre-tax net gain from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses), (ii) the change in both the reserve-based and capital methodology-based CTE95 calculation, net of the change in our variable annuity reserves, and (iii) unrealized gains (losses) associated with our variable annuities risk management strategy. Normalized statutory earnings may be further adjusted for certain unanticipated items that impacted our results in order to help management and investors better understand, evaluate and forecast those results.
Our variable annuity block is managed by funding the balance sheet with assets equal to or greater than a CTE95 level. We also manage market-related risks of increases in these asset requirements by hedging the market sensitivity of the CTE95 level to changes in the capital markets. By including hedge gains and losses related to our variable annuity risk management strategy in our calculation of normalized statutory earnings, we are able to fully reflect the change in value of the hedges, as well as the change in the value of the underlying CTE95 total asset requirement level. We believe this allows us to determine whether our hedging program is providing the desired level of protection.
The following table presents the components of normalized statutory earnings:

	Years Ended December 31,
	2019	2018
	(In billions)
Statutory net gain from operations, pre-tax	$2.2	$0.8
Add: net realized capital gains (losses)	(0.9)	(1.9)
Add: change in CTE95 capital requirements, net of the change in VA reserves	1.2	(1.4)
Add: unrealized gains (losses) on VA hedging program	(0.8)	1.5
Add: impact of NAIC VA capital reform and actuarial assumption update	0.1	1.3
Add: other adjustments, net	0.1	—
Normalized statutory earnings	$1.9	$0.3
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
The primary uses of liquidity of BHF include debt service obligations (including interest expense and debt repayments), preferred stock dividends, capital contributions to subsidiaries, common stock repurchases and payment of general operating expenses. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable BHF to make payments on debt, pay preferred stock dividends, contribute capital to its subsidiaries, repurchase its common stock, pay all general operating expenses and meet its cash needs.
In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital” and “— The Company — Primary Uses of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources and uses of liquidity and capital:
Distributions from and Capital Contributions to BH Holdings
During the years ended December 31, 2019, 2018 and 2017, BHF received cash distributions of $195 million, $52 million and $50 million, respectively, from BH Holdings and made cash capital contributions of $412 million, $208 million and $1.3 billion, respectively, to BH Holdings.

Short-term Intercompany Loans
As of December 31, 2019, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2019, 2018 and 2017, BHF borrowed $1.2 billion, $478 million and $136 million, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $1.1 billion, $311 million and $0, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At December 31, 2019 and 2018, BHF had total obligations outstanding of $343 million and $303 million, respectively, under such agreements. See Note 3 of the Schedule II — Condensed Financial Information (Parent Company Only).
Intercompany Liquidity Facilities
As of December 31, 2019, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. In the second quarter of 2018, BHF borrowed $40 million from NELICO under this liquidity facility and repaid such borrowing in the third quarter of 2018. At December 31, 2019 and 2018, BHF had no obligations outstanding under such facilities. See Note 3 of the Schedule II — Condensed Financial Information (Parent Company Only).

GLOSSARY
Glossary of Selected Financial Terms

Account value	The amount of money in a policyholder’s account. The value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Actuarial Guideline 43 (“AG 43”)	See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
Adjusted earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Alternative investments	General account invested assets in other limited partnership interests.
Assets under management (“AUM”)	General account investments and separate account assets.
Conditional tail expectation (“CTE”)
A statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities, which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst “x%” of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the five worst percent of scenarios.

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
Invested assets
General account investments. Includes fixed maturity securities, equity securities, mortgage loans, policy loans, alternative investments, real estate limited partnerships and limited liability companies, other invested assets and short-term investments.

Investment Hedge Adjustments
Earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.

Life Insurance Sales
Life insurance sales consist of 100 percent of annualized new premium for term life, first-year paid premium for whole life, universal life, and variable universal life, and total paid premium for indexed universal life. We exclude company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life.

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

Normalized statutory earnings
Normalized statutory earnings is used by management to measure our insurance companies' ability to pay future distributions and is reflective of whether our hedging program functions as intended. Normalized statutory earnings is calculated as statutory pre-tax net gain from operations adjusted for the favorable or unfavorable impacts of (i) net unrealized capital gains (losses), (ii) the change in both the reserve-based and capital methodology-based CTE95 calculation, net of the change in our variable annuity reserves and (iii) unrealized gains (losses) associated with our variable annuities risk management strategy. Normalized statutory earnings may be further adjusted for certain unanticipated items that impacted our results in order to help management and investors better understand, evaluate and forecast those results.

Reinsurance	Insurance that an insurance company buys for its own protection. Reinsurance enables an insurance company to expand its capacity, stabilize its underwriting results, or finance its expanding volume.
Risk-based capital (“RBC”) ratio
The risk-based capital ratio is a method of measuring an insurance company’s capital, taking into consideration its relative size and risk profile, in order to ensure compliance with minimum regulatory capital requirements set by the National Association of Insurance Commissioners. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.

Total adjusted capital (“TAC”)
Total adjusted capital primarily consists of statutory capital and surplus, as well as the statutory asset valuation reserve. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.

Tax-deferral
An investment with earnings such as interest, dividends or capital gains that accumulate tax-free until the investor withdraws and takes possession of them. The most common types of tax-deferred investments include those in individual retirement accounts and individual retirement annuities (collectively, “IRAs”) and deferred annuities.

Value of business acquired (“VOBA”)	Present value of projected future gross profits from in-force policies of acquired businesses.
Glossary of Product Terms

Accumulation phase
The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of a life contingent annuity.
Annuities	Long-term, tax-deferred investments designed to help investors save for retirement.
Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.
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

Future policy benefits
Future policy benefits for the annuities business are comprised mainly of liabilities for life contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.

Guaranteed minimum accumulation benefits (“GMAB”)
An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the Benefit Base, which could be greater than the underlying account value.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Operating Officer and Chief Investment Officer.
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs, including a macro interest rate hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our results of operations and financial condition.
We also employ product design and pricing strategies to mitigate the potential effects of interest rate movements. These strategies include the use of surrender charges or restrictions on withdrawals in some products and the ability to reset crediting rates for certain products.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Investment and Finance Departments primarily by holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates without adversely affecting our financial strength ratings and through the use of derivatives, such as equity futures, equity index options contracts, equity variance swaps and equity total return swaps. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Finance Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.

Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long-term debt, policyholder account balances related to certain investment-type contracts, and embedded derivatives in variable annuity contracts with guaranteed minimum benefits. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including swaps, caps, floors, forwards and options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
Along with investments in equity securities, we have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as embedded derivatives in variable annuity contracts with guaranteed minimum benefits, as well as certain policyholder account balances. In addition, we have exposure to equity markets through derivatives including options and swaps that we enter into to mitigate potential equity market exposure from our product liabilities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2019. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:

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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•
interest sensitive liabilities do not include $42.8 billion of insurance contracts, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;

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
The table below illustrates the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability as of:

	December 31, 2019
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$71,036	$(6,271)
Mortgage loans		$16,383	(881)
Policy loans		$1,578	(96)
Premiums, reinsurance and other receivables		$2,634	(193)
Embedded derivatives within asset host contracts (2)		$217	(68)
Increase (decrease) in estimated fair value of assets			(7,509)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$15,710	878
Long-term debt		$4,334	315
Other liabilities		$846	(7)
Embedded derivatives within liability host contracts (2)		$4,248	945
(Increase) decrease in estimated fair value of liabilities			2,131

Derivative instruments with interest rate risk
Interest rate contracts	$46,497	$1,448	(2,308)
Foreign currency contracts	$3,954	$243	(12)
Equity contracts	$61,368	$(1,243)	(4)
Increase (decrease) in estimated fair value of derivative instruments			(2,324)
Net change			$(7,702)
_______________

(1)	Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.

(2)	Embedded derivatives are recognized in the consolidated balance sheet in the same caption as the host contract.

(3)
Excludes $42.8 billion of liabilities, at carrying value, pursuant to insurance contracts reported within future policy benefits and other policy-related balances. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets.

Sensitivity Summary
Sensitivity to rising interest rates increased by $1.9 billion, or 34%, to $7.7 billion as of December 31, 2019 from $5.8 billion as of December 31, 2018, primarily as a result of lower interest rates increasing the estimated fair value of both interest rate derivative contracts and fixed maturity securities, in line with management expectations.
Sensitivity to a 10% rise in equity prices increased by $155 million, or 22%, to $864 million as of December 31, 2019 from $709 million at December 31, 2018. Beginning in 2019, we included our embedded derivatives in index-linked annuity liabilities in the sensitivity analysis, and revised the 2018 sensitivity to include such liabilities.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that the Company’s sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Liability for Future Policy Benefits - Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
As of December 31, 2019, the liability for future policy benefits was $39.7 billion. Future policy benefit liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. Management regularly reviews its assumptions supporting the estimates of actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.
Given the future policy benefit obligation for these contracts is sensitive to changes in the assumptions related to mortality, morbidity, benefit utilization and withdrawals, policy lapse, inflation, and investment returns, auditing management’s selection of these assumptions involves an especially high degree of estimation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the updating of assumptions by management included the following, among others:

•	We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the assumptions used.

•
With the assistance of actuarial specialists, we evaluated the appropriateness of the assumptions used, developed an independent estimate of the future policy benefit liability, and compared our estimates to management’s estimates.

•
We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis, including experience studies, to test that the inputs to the actuarial estimate were reasonable.

•	We evaluated the methods and assumptions used by management to identify potential bias.

•	We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.
Deferred Acquisition Cost (DAC) - Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $4.9 billion as of December 31, 2019, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums or margins. For universal and variable life insurance policies and deferred annuity contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as investment returns in excess of the amounts credited to policyholders, mortality, persistency, benefit elections and withdrawals, interest crediting rates, and expenses. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.

Given the significance of the estimates and uncertainty associated with the long-term assumptions utilized in the determination of expected future gross profits, premiums, or margins, auditing management’s determination of the appropriateness of the assumptions used in the calculation of DAC amortization involves an especially high degree of estimation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of DAC amortization included the following, among others:

•
We tested the effectiveness of management’s controls related to the determination of expected future gross profits, premiums, and margins, including those over management’s review that the assumptions utilized represented a reasonable estimate.

•
With assistance from our actuarial specialists, we evaluated the data included in the estimate provided by the Company’s actuaries and the methodology utilized, and evaluated the process used by the Company to determine whether the assumptions used were reasonable estimates based on the Company’s own experience and industry studies.

•	We inquired of the Company’s actuarial specialists whether there were any changes in the methodology utilized during the year in the determination of expected future gross profits.

•
We inspected supporting documentation underlying the Company’s experience studies and, utilizing our actuarial specialists, independently recalculated the amortization for a sample of policies, and compared our estimates to management’s estimates.

•	We evaluated whether the assumptions used by the Company were consistent with evidence obtained in other areas of the audit.

•	We evaluated the sufficiency of the Company’s disclosures related to DAC amortization.
Embedded Derivative Liabilities Related to Variable Annuity Guarantees - Refer to Notes 1, 7, and 8 to the consolidated financial statements.
Critical Audit Matter Description
The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2019, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $4.2 billion. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
Given the embedded derivative liability is sensitive to changes in these assumptions, auditing management’s selection of these assumptions involves an especially high degree of estimation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions selected by management for the embedded derivative liability included the following, among others:

•
We tested the effectiveness of management’s controls over the embedded derivative liability, including those over the selection of the assumptions related to policyholder behavior, mortality, risk margins and the Company’s nonperformance risk.

•
With the assistance of our actuarial specialists, we evaluated the appropriateness of the assumptions, tested the completeness and accuracy of the underlying data and the mathematical accuracy of the Company’s valuation model.

•
We evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently derived by our actuarial specialists, drawing upon standard actuarial and industry practice.

•	We evaluated the methods and assumptions used by management to identify potential bias in the determination of the embedded liability.

•	We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 2020

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018

(In millions, except share and per share data)

	2019	2018
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $64,079 and $60,920, respectively)	$71,036	$62,608
Equity securities, at estimated fair value	147	140
Mortgage loans (net of valuation allowances of $64 and $57, respectively)	15,753	13,694
Policy loans	1,292	1,421
Limited partnerships and limited liability companies	2,380	2,291
Short-term investments, principally at estimated fair value	1,958	—
Other invested assets, principally at estimated fair value	3,216	3,027
Total investments	95,782	83,181
Cash and cash equivalents	2,877	4,145
Accrued investment income	684	724
Premiums, reinsurance and other receivables	14,760	13,697
Deferred policy acquisition costs and value of business acquired	5,448	5,717
Current income tax recoverable	17	1
Other assets	584	573
Separate account assets	107,107	98,256
Total assets	$227,259	$206,294
Liabilities and Equity
Liabilities
Future policy benefits	$39,686	$36,209
Policyholder account balances	45,771	40,054
Other policy-related balances	3,111	3,000
Payables for collateral under securities loaned and other transactions	4,391	5,057
Long-term debt	4,365	3,963
Current income tax payable	—	15
Deferred income tax liability	1,355	972
Other liabilities	5,236	4,285
Separate account liabilities	107,107	98,256
Total liabilities	211,022	191,811
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $425 aggregate liquidation preference at December 31, 2019	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,647,871 and 120,448,018 shares issued, respectively; 106,027,301 and 117,532,336 shares outstanding, respectively	1	1
Additional paid-in capital	12,908	12,473
Retained earnings (deficit)	585	1,346
Treasury stock, at cost; 14,620,570 and 2,915,682 shares, respectively	(562)	(118)
Accumulated other comprehensive income (loss)	3,240	716
Total Brighthouse Financial, Inc.’s stockholders’ equity	16,172	14,418
Noncontrolling interests	65	65
Total equity	16,237	14,483
Total liabilities and equity	$227,259	$206,294
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018 and 2017

(In millions, except per share data)

	2019	2018	2017
Revenues
Premiums	$882	$900	$863
Universal life and investment-type product policy fees	3,580	3,835	3,898
Net investment income	3,579	3,338	3,078
Other revenues	389	397	651
Net investment gains (losses)	112	(207)	(28)
Net derivative gains (losses)	(1,988)	702	(1,620)
Total revenues	6,554	8,965	6,842
Expenses
Policyholder benefits and claims	3,670	3,272	3,636
Interest credited to policyholder account balances	1,063	1,079	1,111
Amortization of deferred policy acquisition costs and value of business acquired	382	1,050	227
Other expenses	2,491	2,575	2,483
Total expenses	7,606	7,976	7,457
Income (loss) before provision for income tax	(1,052)	989	(615)
Provision for income tax expense (benefit)	(317)	119	(237)
Net income (loss)	(735)	870	(378)
Less: Net income (loss) attributable to noncontrolling interests	5	5	—
Net income (loss) attributable to Brighthouse Financial, Inc.	(740)	865	(378)
Less: Preferred stock dividends	21	—	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(761)	$865	$(378)
Earnings per common share
Basic	$(6.76)	$7.24	$(3.16)
Diluted	$(6.76)	$7.21	$(3.16)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017

(In millions)

	2019	2018	2017
Net income (loss)	$(735)	$870	$(378)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	3,209	(1,165)	336
Unrealized gains (losses) on derivatives	(19)	25	(175)
Foreign currency translation adjustments	12	(4)	10
Defined benefit plans adjustment	(10)	7	(19)
Other comprehensive income (loss), before income tax	3,192	(1,137)	152
Income tax (expense) benefit related to items of other comprehensive income (loss)	(668)	256	259
Other comprehensive income (loss), net of income tax	2,524	(881)	411
Comprehensive income (loss)	1,789	(11)	33
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	—
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,784	$(16)	$33

See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	Shareholder’s Net Investment	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2016	$13,597	$—	$—	$—	$—	$—	$1,265	$14,862	$—	$14,862
Issuance of common stock to MetLife, Inc.	1							1		1
Distribution to MetLife, Inc.	(1,798)							(1,798)		(1,798)
Other Separation related transactions	1,718							1,718		1,718
Net income (loss)	(1,085)				707			(378)		(378)
Separation from MetLife, Inc.	(12,433)		1	12,432				—		—
Effect of change in accounting principle					(301)		301	—		—
Change in noncontrolling interests								—	65	65
Other comprehensive income (loss), net of income tax							110	110		110
Balance at December 31, 2017	—	—	1	12,432	406	—	1,676	14,515	65	14,580
Cumulative effect of change in accounting principle and other, net of income tax					75		(79)	(4)		(4)
Balance at January 1, 2018	—	—	1	12,432	481	—	1,597	14,511	65	14,576
Treasury stock acquired in connection with share repurchases						(105)		(105)		(105)
Share-based compensation				41		(13)		28		28
Change in noncontrolling interests								—	(5)	(5)
Net income (loss)					865			865	5	870
Other comprehensive income (loss), net of income tax							(881)	(881)		(881)
Balance at December 31, 2018	—	—	1	12,473	1,346	(118)	716	14,418	65	14,483
Preferred stock issuance		—		412				412		412
Treasury stock acquired in connection with share repurchases						(442)		(442)		(442)
Share-based compensation				23		(2)		21		21
Dividends on preferred stock					(21)			(21)		(21)
Change in noncontrolling interests								—	(5)	(5)
Net income (loss)					(740)			(740)	5	(735)
Other comprehensive income (loss), net of income tax							2,524	2,524		2,524
Balance at December 31, 2019	$—	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(735)	$870	$(378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(283)	(264)	(276)
(Gains) losses on investments, net	(112)	207	28
(Gains) losses on derivatives, net	2,547	(45)	3,000
(Income) loss from equity method investments, net of dividends and distributions	70	(66)	(46)
Interest credited to policyholder account balances	1,063	1,079	1,111
Universal life and investment-type product policy fees	(3,580)	(3,835)	(3,898)
Change in accrued investment income	84	(171)	(80)
Change in premiums, reinsurance and other receivables	(629)	(207)	197
Change in deferred policy acquisition costs and value of business acquired, net	8	725	(33)
Change in income tax	(316)	1,082	(117)
Change in other assets	1,974	2,143	2,271
Change in future policy benefits and other policy-related balances	1,688	1,358	1,418
Change in other liabilities	(26)	72	70
Other, net	75	114	129
Net cash provided by (used in) operating activities	1,828	3,062	3,396
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	14,146	15,819	17,214
Equity securities	57	22	97
Mortgage loans	1,538	797	742
Limited partnerships and limited liability companies	302	275	341
Purchases of:
Fixed maturity securities	(16,915)	(16,460)	(18,782)
Equity securities	(22)	(2)	(2)
Mortgage loans	(3,610)	(3,890)	(2,041)
Limited partnerships and limited liability companies	(463)	(358)	(531)
Cash received in connection with freestanding derivatives	2,041	1,803	1,865
Cash paid in connection with freestanding derivatives	(2,639)	(2,940)	(3,831)
Net change in policy loans	129	103	(6)
Net change in short-term investments	(1,942)	312	1,030
Net change in other invested assets	37	(19)	(13)
Other, net	—	—	2
Net cash provided by (used in) investing activities	$(7,341)	$(4,538)	$(3,915)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from financing activities
Policyholder account balances:
Deposits	$7,672	$6,480	$4,990
Withdrawals	(2,849)	(3,494)	(3,103)
Net change in payables for collateral under securities loaned and other transactions	(666)	888	(3,147)
Long-term debt issued	1,000	375	3,588
Long-term debt repaid	(602)	(9)	(13)
Collateral financing arrangement repaid	—	—	(2,797)
Treasury stock acquired in connection with share repurchases	(442)	(105)	—
Preferred stock issued, net of issuance costs	412	—	—
Dividends on preferred stock	(21)	—	—
Distribution to MetLife, Inc.	—	—	(1,798)
Cash received from MetLife, Inc. in connection with shareholder’s net investment	—	—	293
Cash paid to MetLife, Inc. in connection with shareholder’s net investment	—	—	(668)
Financing element on certain derivative instruments and other derivative related transactions, net	(203)	(303)	(149)
Other, net	(56)	(68)	(48)
Net cash provided by (used in) financing activities	4,245	3,764	(2,852)
Change in cash, cash equivalents and restricted cash	(1,268)	2,288	(3,371)
Cash, cash equivalents and restricted cash, beginning of year	4,145	1,857	5,228
Cash, cash equivalents and restricted cash, end of year	$2,877	$4,145	$1,857

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$187	$159	$155
Income tax	$16	$(895)	$(637)
Non-cash transactions:
Transfer of fixed maturity securities to former affiliate	$—	$—	$293
Reduction of policyholder account balances in connection with reinsurance transactions	$—	$—	$293
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements

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
In connection with the Separation, 80.8% of MetLife, Inc.’s interest in BHF was distributed to holders of MetLife, Inc.’s common stock and MetLife, Inc. retained the remaining 19.2%. On June 14, 2018, MetLife, Inc. divested its remaining shares of BHF common stock (the “MetLife Divestiture”). As a result, MetLife, Inc. and its subsidiaries and affiliates are no longer considered related parties subsequent to the MetLife Divestiture. See Notes 10 and 14 for additional information related to the Separation.
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
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as may be discussed when applicable in the Notes to the Consolidated Financial Statements.
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, benefit utilization and withdrawals, policy lapse, retirement, disability incidence, disability terminations, investment returns, and expenses as appropriate to the respective product type.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

For traditional long-duration insurance contracts (term, whole life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and measured for profitability. In applying the profitability criteria, groupings are limited by segment.
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
Recognition of Insurance Revenues and Deposits
Premiums related to traditional life insurance and annuity contracts are recognized as revenues when due from policyholders. When premiums for income annuities are due over a significantly shorter period than the period over which policyholder benefits are incurred, any excess profit is deferred and recognized into earnings in proportion to the amount of expected future benefit payments.
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, cost of insurance charges, risk charges, policy administration fees and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder, except for non-level insurance charges which are deferred and amortized over the life of the contracts.
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
The Company amortizes DAC and VOBA related to term life insurance, non-participating whole life and immediate annuities over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
The Company also has intangible assets representing deferred sales inducements (“DSI”) and the value of distribution agreements (“VODA”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. VODA represents the present value of expected future profits associated with the expected future business derived from the distribution agreements acquired as part of a business combination. The VODA associated with past business combinations is amortized over useful lives ranging from 10 to 40 years and such amortization is included in other expenses. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI and VODA to determine whether the assets are impaired.
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
For ceded reinsurance of existing in-force blocks of insurance contracts that transfer significant insurance risk, premiums, benefits and the amortization of DAC are reported net of reinsurance ceded. Amounts recoverable from reinsurers related to incurred claims and ceded reserves are included in premiums, reinsurance and other receivables and amounts payable to reinsurers included in other liabilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
Certain of the Company’s variable annuity guarantee features are accounted for as insurance liabilities and recorded in future policy benefits while others are accounted for at fair value as embedded derivatives and recorded in policyholder account balances. Generally, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either the occurrence of a specific insurable event, or annuitization. Alternatively, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring the occurrence of specific insurable event, or the policyholder to annuitize, that is, the policyholder can receive the guarantee on a net basis. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models. Further, changes in assumptions, principally involving policyholder behavior, can result in a change of expected future cash outflows of a guarantee between portions accounted for as insurance liabilities and portions accounted for as embedded derivatives.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
Index-linked Annuities
The Company issues and assumes through reinsurance index-linked annuities. The crediting rate associated with index-linked annuities is accounted for at fair value as an embedded derivative. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. In subsequent periods, the embedded derivative is remeasured at fair value while the reduction in initial deposit is accreted back up to the initial deposit over the estimated life of the contract.
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported within net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported within net investment gains (losses), unless otherwise stated herein.
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale (“AFS”) and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
Limited Partnerships and LLCs
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
The Company obtains collateral at the inception of the loan, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned and maintains it at a level greater than or equal to 100% for the duration of the loan. The Company monitors the estimated fair value of the securities loaned on a daily basis and additional collateral is obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. The Company is liable to return to the counterparties the cash collateral received.
Derivatives
Freestanding Derivatives
Freestanding derivatives are carried on the Company’s balance sheet either as assets within other invested assets or as liabilities within other liabilities at estimated fair value. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

If a derivative is not designated or did not qualify as an accounting hedge, changes in the estimated fair value of the derivative are reported in net derivative gains (losses).
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
See “— Variable Annuity Guarantees,” “— Index-Linked Annuities” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives bifurcated from variable annuity and reinsurance host contracts.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
Income Tax
Income taxes as presented herein attribute current and deferred income taxes of MetLife, Inc., for periods up until the Separation, to Brighthouse Financial in a manner that is systematic, rational and consistent with the asset and liability method prescribed by the Financial Accounting Standards Board (“FASB”) guidance Accounting Standards Codification 740 — Income Taxes (“ASC 740”). The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
Other Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid securities and other investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at estimated fair value or amortized cost, which approximates estimated fair value.
Employee Benefit Plans
Brighthouse Services, LLC (“Brighthouse Services”), sponsors qualified and non-qualified defined contribution plans, and New England Life Insurance Company (“NELICO”) sponsors certain frozen defined benefit pension and postretirement plans. NELICO recognizes the funded status of each of its pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits in other assets or other liabilities. Brighthouse Services and NELICO are both indirect wholly-owned subsidiaries.
Actuarial gains and losses result from differences between the actual experience and the assumed experience on plan assets or PBO during a particular period and are recorded in accumulated other comprehensive income (loss) (“AOCI”). To the extent such gains and losses exceed 10% of the greater of the PBO or the estimated fair value of plan assets, the excess is amortized into net periodic benefit costs over the average projected future lifetime of all plan participants or projected future working lifetime, as appropriate. Prior service costs (credit) are recognized in AOCI at the time of the amendment and then amortized into net periodic benefit costs over the average projected future lifetime of all plan participants or projected future working lifetime, as appropriate.
Net periodic benefit costs are determined using management estimates and actuarial assumptions; and are comprised of service cost, interest cost, expected return on plan assets, amortization of net actuarial (gains) losses, settlement and curtailment costs, and amortization of prior service costs (credit).
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. There were no ASUs adopted during 2019 that had a material impact on the Company’s financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

ASUs issued but not yet adopted as of December 31, 2019 are summarized in the table below.

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

		January 1, 2020 using the prospective method or retrospective method (with early adoption permitted)	The adoption of this new guidance will not have a material impact on the Company’s financial statements.
ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for DAC, and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
January 1, 2022
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.

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
		January 1, 2020 using the modified retrospective method (with early adoption permitted beginning January 1, 2019)	The adoption of this new guidance will not have a material impact on the Company’s financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the majority of the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.
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

•	Certain variable annuity GMIB fees (“GMIB Fees”) and amortization of unearned revenue related to net investment gains (losses) and net derivative gains (losses).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
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
Set forth in the tables below are the operating results with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2019, 2018 and 2017 and at December 31, 2019 and 2018.

	Operating Results
Year Ended December 31, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,263	$288	$(580)	$(301)	$670
Provision for income tax expense (benefit)	235	57	(126)	(121)	45
Post-tax adjusted earnings	1,028	231	(454)	(180)	625
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	21	21
Adjusted earnings	$1,028	$231	$(454)	$(206)	599
Adjustments for:
Net investment gains (losses)					112
Net derivative gains (losses)					(1,988)
Other adjustments to net income (loss)					154
Provision for income tax (expense) benefit					362
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(761)

Interest revenue	$1,809	$436	$1,265	$75
Interest expense	$—	$—	$—	$191

Balance at December 31, 2019	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$156,965	$21,876	$35,112	$13,306	$227,259
Separate account assets	$99,498	$5,493	$2,116	$—	$107,107
Separate account liabilities	$99,498	$5,493	$2,116	$—	$107,107

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Operating Results
Year Ended December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,233	$285	$(57)	$(431)	$1,030
Provision for income tax expense (benefit)	210	57	(14)	(120)	133
Post-tax adjusted earnings	1,023	228	(43)	(311)	897
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	—	—
Adjusted earnings	$1,023	$228	$(43)	$(316)	892
Adjustments for:
Net investment gains (losses)					(207)
Net derivative gains (losses)					702
Other adjustments to net income (loss)					(536)
Provision for income tax (expense) benefit					14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$865

Interest revenue	$1,536	$449	$1,310	$57
Interest expense	$—	$—	$—	$158

Balance at December 31, 2018	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total assets	$141,489	$20,449	$32,393	$11,963	$206,294
Separate account assets	$91,922	$4,679	$1,655	$—	$98,256
Separate account liabilities	$91,922	$4,679	$1,655	$—	$98,256

	Operating Results
Year Ended December 31, 2017	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,386	$7	$147	$57	$1,597
Provision for income tax expense (benefit)	369	(9)	43	274	677
Post-tax adjusted earnings	1,017	16	104	(217)	920
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	—	—
Adjusted earnings	$1,017	$16	$104	$(217)	920
Adjustments for:
Net investment gains (losses)					(28)
Net derivative gains (losses)					(1,620)
Other adjustments to net income (loss)					(564)
Provision for income tax (expense) benefit					914
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(378)

Interest revenue	$1,277	$342	$1,399	$192
Interest expense	$—	$—	$23	$132

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

The following table presents total revenues with respect to the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuities	$4,648	$4,567	$4,370
Life	1,328	1,389	1,315
Run-off	2,009	2,112	2,147
Corporate & Other	176	152	510
Adjustments	(1,607)	745	(1,500)
Total	$6,554	$8,965	$6,842

The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product group:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Annuity products	$3,106	$3,304	$3,363
Life insurance products	1,709	1,827	1,822
Other products	36	1	227
Total	$4,851	$5,132	$5,412

Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2019, 2018 and 2017.
3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
Annuities	$43,843	$37,433
Life	8,960	8,785
Run-off	28,064	25,448
Corporate & Other	7,701	7,597
Total	$88,568	$79,263

Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For non-participating term and whole life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 9%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 2% to 8%.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)

Participating whole life insurance uses an interest assumption based upon non-forfeiture interest rate, ranging from 4% to 5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2019 and 2018, and 38% of gross traditional life insurance premiums for each of the years ended December 31, 2019, 2018 and 2017.
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
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 7.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)

Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2017	$1,124	$2,335	$3,540	$6,999
Incurred guaranteed benefits	373	374	692	1,439
Paid guaranteed benefits	(58)	—	—	(58)
Balance at December 31, 2017	1,439	2,709	4,232	8,380
Incurred guaranteed benefits	186	365	484	1,035
Paid guaranteed benefits	(58)	—	—	(58)
Balance at December 31, 2018	1,567	3,074	4,716	9,357
Incurred guaranteed benefits	143	163	874	1,180
Paid guaranteed benefits	(90)	—	—	(90)
Balance at December 31, 2019	$1,620	$3,237	$5,590	$10,447
Net Ceded/(Assumed)
Balance at January 1, 2017	$(27)	$20	$1,105	$1,098
Incurred guaranteed benefits	101	(20)	(160)	(79)
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2017	18	—	945	963
Incurred guaranteed benefits	49	—	18	67
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2018	11	—	963	974
Incurred guaranteed benefits	86	—	120	206
Paid guaranteed benefits	(88)	—	—	(88)
Balance at December 31, 2019	$9	$—	$1,083	$1,092
Net
Balance at January 1, 2017	$1,151	$2,315	$2,435	$5,901
Incurred guaranteed benefits	272	394	852	1,518
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2017	1,421	2,709	3,287	7,417
Incurred guaranteed benefits	137	365	466	968
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2018	1,556	3,074	3,753	8,383
Incurred guaranteed benefits	57	163	754	974
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2019	$1,611	$3,237	$4,507	$9,355

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)

Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2019				2018
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$104,271		$59,859		$96,865		$55,967
Separate account value	$99,385		$58,694		$91,837		$54,731
Net amount at risk	$6,671	(4)	$4,750	(5)	$11,073	(4)	$4,128	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	December 31,
	2019	2018
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,957	$6,099
Net amount at risk (6)	$71,124	$73,131
Average attained age of policyholders	66 years	65 years

Variable Life Contracts
Total account value (3)	$3,526	$3,230
Net amount at risk (6)	$21,325	$23,004
Average attained age of policyholders	50 years	50 years
_______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)

Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2019	2018
	(In millions)
Fund Groupings:
Balanced	$64,134	$60,040
Equity	29,036	25,344
Bond	8,467	8,339
Money Market	16	18
Total	$101,653	$93,741

Obligations Under Funding Agreements
The Company has issued fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. During each of the years ended December 31, 2019, 2018 and 2017, the Company issued no funding agreements and repaid $6 million. At December 31, 2019 and 2018, liabilities for funding agreements outstanding, which are included in policyholder account balances, were $134 million and $136 million, respectively.
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and holds common stock in certain regional banks in the FHLB system. Holdings of FHLB common stock carried at cost at December 31, 2019 and 2018 were $39 million and $64 million, respectively.
Brighthouse Life Insurance Company has also entered into funding agreements with FHLBs. The liabilities for these funding agreements are included in policyholder account balances. Liabilities for FHLB funding agreements at both December 31, 2019 and 2018 were $595 million.
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
In February 2019, Brighthouse Life Insurance Company entered into a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. The funding agreement program has a term ending on December 1, 2023. Funding agreements are issued to Farmer Mac in exchange for cash. In connection with each funding agreement, Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize Brighthouse Life Insurance Company’s obligations under the funding agreements. Upon any event of default by Brighthouse Life Insurance Company, Farmer Mac’s recovery on the collateral is limited to the amount of Brighthouse Life Insurance Company’s liabilities to Farmer Mac. At December 31, 2019, there were no borrowings under this funding agreement program.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DAC:
Balance at January 1,	$5,149	$5,678	$5,652
Capitalizations	369	322	260
Amortization related to net investment gains (losses) and net derivative gains (losses)	204	(384)	258
All other amortization	(577)	(560)	(445)
Total amortization	(373)	(944)	(187)
Unrealized investment gains (losses)	(199)	93	(47)
Balance at December 31,	4,946	5,149	5,678
VOBA:
Balance at January 1,	568	608	641
Amortization related to net investment gains (losses) and net derivative gains (losses)	(1)	(1)	(9)
All other amortization	(8)	(105)	(31)
Total amortization	(9)	(106)	(40)
Unrealized investment gains (losses)	(57)	66	7
Balance at December 31,	502	568	608
Total DAC and VOBA:
Balance at December 31,	$5,448	$5,717	$6,286

Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2019	2018
	(In millions)
Annuities	$4,327	$4,550
Life	1,019	1,051
Run-off	5	5
Corporate & Other	97	111
Total	$5,448	$5,717

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

Information regarding other intangibles was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
DSI:
Balance at January 1,	$410	$431	$445
Capitalization	2	2	2
Amortization	(38)	(41)	(5)
Unrealized investment gains (losses)	5	18	(11)
Balance at December 31,	$379	$410	$431
VODA:
Balance at January 1,	$91	$105	$120
Amortization	(13)	(14)	(15)
Balance at December 31,	$78	$91	$105
Accumulated amortization	$182	$169	$155

The estimated future amortization expense to be reported in other expenses for the next five years is as follows:

	VOBA	VODA
	(In millions)
2020	$69	$12
2021	$61	$10
2022	$53	$9
2023	$46	$8
2024	$41	$7

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)

For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. The Company currently reinsures 90% of the mortality risk in excess of $2 million for most products. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. On a case-by-case basis, the Company may retain up to $20 million per life and reinsure 100% of amounts in excess of the amount the Company retains. The Company also reinsures 90% of the risk associated with participating whole life policies to a former affiliate and assumes certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. The Company evaluates its reinsurance programs routinely and may increase or decrease its retention at any time.
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2019, the Company had $6.7 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2019 and 2018, were not significant.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $5.7 billion and $5.3 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had $13.8 billion of net ceded reinsurance recoverables with third-parties. Of this total, $11.9 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.2 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2018, the Company had $12.7 billion of net ceded reinsurance recoverables with third-parties. Of this total, $11.1 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)

The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Premiums
Direct premiums	$1,651	$1,699	$1,795
Reinsurance assumed	10	11	11
Reinsurance ceded	(779)	(810)	(943)
Net premiums	$882	$900	$863
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$4,048	$4,296	$4,430
Reinsurance assumed	72	95	96
Reinsurance ceded	(540)	(556)	(628)
Net universal life and investment-type product policy fees	$3,580	$3,835	$3,898
Other revenues
Direct other revenues	$366	$373	$576
Reinsurance assumed	1	—	28
Reinsurance ceded	22	24	47
Net other revenues	$389	$397	$651
Policyholder benefits and claims
Direct policyholder benefits and claims	$5,441	$4,891	$5,228
Reinsurance assumed	36	32	31
Reinsurance ceded	(1,807)	(1,651)	(1,623)
Net policyholder benefits and claims	$3,670	$3,272	$3,636

The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2019				2018
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$631	$14	$14,115	$14,760	$649	$39	$13,009	$13,697
Liabilities
Policyholder account balances	$43,154	$2,617	$—	$45,771	$38,696	$1,358	$—	$40,054
Other policy-related balances	$1,447	$1,664	$—	$3,111	$1,337	$1,663	$—	$3,000
Other liabilities	$4,106	$32	$1,098	$5,236	$3,545	$33	$707	$4,285
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $2.2 billion and $1.6 billion at December 31, 2019 and 2018, respectively. The deposit liabilities on reinsurance were $2.3 billion and $1.3 billion at December 31, 2019 and 2018, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)

Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including Metropolitan Life Insurance Company (“MLIC”), Metropolitan Tower Life Insurance Company, MetLife Reinsurance Company of Vermont and American Life Insurance Company, all of which were related parties until the completion of the MetLife Divestiture.
Information regarding the significant effects of reinsurance with former MetLife affiliates included on the consolidated statements of operations was as follows:

	Years Ended December 31,
	2018	2017
	(In millions)
Premiums
Reinsurance assumed	$6	$11
Reinsurance ceded	(201)	(537)
Net premiums	$(195)	$(526)
Universal life and investment-type product policy fees
Reinsurance assumed	$45	$96
Reinsurance ceded	1	(14)
Net universal life and investment-type product policy fees	$46	$82
Other revenues
Reinsurance assumed	$—	$27
Reinsurance ceded	18	44
Net other revenues	$18	$71
Policyholder benefits and claims
Reinsurance assumed	$9	$30
Reinsurance ceded	(178)	(420)
Net policyholder benefits and claims	$(169)	$(390)

The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million and ($263) million for the years ended December 31, 2018 and 2017, respectively.
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
In January 2017, the Company executed a novation and assignment of reinsurance agreements under which MLIC reinsured certain variable annuities, including guaranteed minimum benefits, issued by Brighthouse Life Insurance Company of NY (“BHNY”) and NELICO. As a result of the novation and assignment, the reinsurance agreements are now between Brighthouse Life Insurance Company and BHNY and NELICO. The transaction was treated as a termination of the existing reinsurance agreements with recognition of a loss and new reinsurance agreements with no recognition of a gain or loss. The transaction resulted in an increase in other liabilities of $274 million. The Company recognized a loss of $178 million, net of income tax, as a result of this transaction.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)

The Company previously assumed risks from MLIC related to guaranteed minimum benefits written directly by MLIC. The assumed reinsurance agreement contained embedded derivatives and changes in their estimated fair value are included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were $110 million for the year ended December 31, 2017. In January 2017, MLIC recaptured these risks which resulted in a decrease in investments and cash and cash equivalents of $568 million, a decrease in future policy benefits of $106 million, and a decrease in policyholder account balances of $460 million. In June 2017, there was an adjustment to the recapture amounts of this transaction, which resulted in an increase in premiums, reinsurance and other receivables of $140 million at June 30, 2017. The Company recognized a gain of $89 million, net of income tax, as a result of this transaction.
6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents the fixed maturity securities AFS by sector at:

	December 31, 2019					December 31, 2018
	Amortized Cost	Gross Unrealized			Estimated Fair Value	Amortized Cost	Gross Unrealized			Estimated Fair Value
		Gains	Temporary Losses	OTTI Losses (1)			Gains	Temporary Losses	OTTI Losses (1)
	(In millions)
Fixed maturity securities:
U.S. corporate	$28,375	$2,852	$67	$—	$31,160	$24,312	$830	$669	$—	$24,473
Foreign corporate	9,177	741	74	—	9,844	8,183	159	316	—	8,026
RMBS	8,692	438	16	(4)	9,118	8,428	246	129	(2)	8,547
U.S. government and agency	5,529	1,869	2	—	7,396	7,944	1,263	112	—	9,095
CMBS	5,500	264	9	—	5,755	5,292	43	88	(1)	5,248
State and political subdivision	3,358	701	2	—	4,057	3,200	412	15	—	3,597
ABS	1,945	21	11	—	1,955	2,135	13	22	—	2,126
Foreign government	1,503	250	2	—	1,751	1,426	102	32	—	1,496
Total fixed maturity securities	$64,079	$7,136	$183	$(4)	$71,036	$60,920	$3,068	$1,383	$(3)	$62,608

_______________

(1)	Noncredit OTTI losses included AOCI in an unrealized gain position are due to increases in estimated fair value subsequent to initial recognition of noncredit losses on such securities.
The Company held no non-income producing fixed maturity securities at December 31, 2019. The Company held non-income producing fixed maturity securities with an estimated fair value of less than $1 million at December 31, 2018.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2019:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,747	$6,943	$12,694	$26,558	$16,137	$64,079
Estimated fair value	$1,757	$7,169	$13,564	$31,718	$16,828	$71,036

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

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

	December 31, 2019				December 31, 2018
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
Fixed maturity securities:
U.S. corporate	$2,017	$44	$326	$23	$10,584	$470	$2,328	$199
Foreign corporate	576	12	561	62	3,982	203	774	113
RMBS	857	8	386	4	1,627	26	2,611	101
U.S. government and agency	40	2	—	—	412	8	1,543	104
CMBS	559	7	171	2	2,317	53	803	34
State and political subdivision	143	2	8	—	346	7	158	8
ABS	362	2	676	9	1,422	21	70	1
Foreign government	65	2	—	—	521	26	132	6
Total fixed maturity securities	$4,619	$79	$2,128	$100	$21,211	$814	$8,419	$566
Total number of securities in an unrealized loss position	720		302		3,027		1,028

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

Current Period Evaluation
Based on the Company’s current evaluation of its AFS securities in an unrealized loss position in accordance with its impairment policy, and the Company’s current intentions and assessments (as applicable to the type of security) about holding, selling and any requirements to sell these securities, the Company concluded that these securities were not other-than-temporarily impaired at December 31, 2019.
Gross unrealized losses on fixed maturity securities decreased $1.2 billion during the year ended December 31, 2019 to $179 million. The decrease in gross unrealized losses for the year ended December 31, 2019, was primarily attributable to decreasing longer-term interest rates and narrowing credit spreads.
At December 31, 2019, $10 million of the total $179 million of gross unrealized losses were from 12 fixed maturity securities with an unrealized loss position of 20% or more of amortized cost for six months or greater.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2019		2018
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Mortgage loans:
Commercial	$9,721	61.7%	$8,529	62.3%
Agricultural	3,388	21.5	2,946	21.5
Residential	2,708	17.2	2,276	16.6
Subtotal (1)	15,817	100.4	13,751	100.4
Valuation allowances (2)	(64)	(0.4)	(57)	(0.4)
Total mortgage loans, net	$15,753	100.0%	$13,694	100.0%
_______________

(1)
Purchases of mortgage loans from third parties were $962 million and $1.9 billion for the years ended December 31, 2019 and 2018, respectively, and were primarily comprised of residential mortgage loans.

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

Credit Quality of Commercial Mortgage Loans
The credit quality of commercial mortgage loans was as follows at:

	Recorded Investment					Estimated Fair Value	% of Total
	Debt-Service Coverage Ratios			Total	% of Total
	> 1.20x	1.00x - 1.20x	< 1.00x
	(Dollars in millions)
December 31, 2019
Loan-to-value ratios:
Less than 65%	$8,326	$272	$158	$8,756	90.1%	$9,170	90.3%
65% to 75%	746	26	8	780	8.0	805	7.9
76% to 80%	185	—	—	185	1.9	184	1.8
Total	$9,257	$298	$166	$9,721	100.0%	$10,159	100.0%
December 31, 2018
Loan-to-value ratios:
Less than 65%	$7,470	$89	$34	$7,593	89.0%	$7,668	89.0%
65% to 75%	762	—	24	786	9.2	798	9.3
76% to 80%	141	—	9	150	1.8	145	1.7
Total	$8,373	$89	$67	$8,529	100.0%	$8,611	100.0%

Credit Quality of Agricultural Mortgage Loans
The credit quality of agricultural mortgage loans was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Loan-to-value ratios:
Less than 65%	$3,192	94.2%	$2,623	89.0%
65% to 75%	195	5.7	322	10.9
76% to 80%	1	0.1	1	0.1
Total	$3,388	100.0%	$2,946	100.0%

The estimated fair value of agricultural mortgage loans was $3.5 billion and $2.9 billion at December 31, 2019 and 2018, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

Credit Quality of Residential Mortgage Loans
The credit quality of residential mortgage loans was as follows at:

	December 31,
	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,671	98.6%	$2,240	98.4%
Nonperforming	37	1.4	36	1.6
Total	$2,708	100.0%	$2,276	100.0%

The estimated fair value of residential mortgage loans was $2.8 billion and $2.3 billion at December 31, 2019 and 2018, respectively.
Past Due, Nonaccrual and Modified Mortgage Loans
The Company has a high-quality, well performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2019 and 2018. The Company defines delinquency consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. The Company had no commercial mortgage loans past due or in nonaccrual status at either December 31, 2019 or 2018. Agricultural mortgage loans past due and in nonaccrual status totaled $21 million at December 31, 2019. The Company had less than $1 million past due and no agricultural mortgage loans in nonaccrual status at December 31, 2018. Residential mortgage loans past due and in nonaccrual status totaled $37 million and $36 million at December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring.
Other Invested Assets
Freestanding derivatives with positive estimated fair values comprise over 90% of other invested assets. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and FHLB stock.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities	$6,957	$1,691	$4,808
Equity securities	—	—	39
Derivatives	245	264	239
Other	(13)	(13)	(8)
Subtotal	7,189	1,942	5,078
Amounts allocated from:
Future policy benefits	(2,692)	(886)	(2,626)
DAC, VOBA and DSI	(341)	(90)	(267)
Subtotal	(3,033)	(976)	(2,893)
Deferred income tax benefit (expense)	(873)	(203)	(459)
Net unrealized investment gains (losses)	$3,283	$763	$1,726

The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance, December 31,	$763	$1,726	$1,312
Unrealized investment gains (losses) change due to cumulative effect, net of income tax	—	(79)	—
Balance at January 1,	763	1,647	1,312
Unrealized investment gains (losses) during the year	5,247	(3,057)	2,036
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,806)	1,740	(1,824)
DAC, VOBA and DSI	(251)	177	(51)
Deferred income tax benefit (expense)	(670)	256	253
Balance at December 31,	$3,283	$763	$1,726
Change in net unrealized investment gains (losses)	$2,520	$(884)	$414

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2019 and 2018.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2019	2018
	(In millions)
Securities on loan: (1)
Amortized cost	$2,031	$3,056
Estimated fair value	$2,996	$3,628
Cash collateral received from counterparties (2)	$3,074	$3,646
Security collateral received from counterparties (3)	$—	$55
Reinvestment portfolio — estimated fair value	$3,174	$3,658
_______________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.

(3)	Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2019				December 31, 2018
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,279	$1,094	$701	$3,074	$1,474	$1,823	$349	$3,646
_______________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2019 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 54% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at December 31, 2019. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value at:

	December 31,
	2019	2018
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,349	$8,176
Invested assets held in trust (reinsurance agreements) (2)	4,561	3,455
Invested assets pledged as collateral (3)	3,641	3,341
Total invested assets on deposit, held in trust and pledged as collateral	$17,551	$14,972
_______________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $69 million and $55 million of the assets on deposit balance represents restricted cash at December 31, 2019 and 2018, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions. $124 million and $87 million of the assets held in trust balance represents restricted cash at December 31, 2019 and 2018, respectively.

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
The Company’s PCI investments had an outstanding principal and interest balance of $952 million and $1.1 billion at December 31, 2019 and 2018, respectively, which represents the contractually required principal and accrued interest, whether or not currently due; and a carrying value (estimated fair value of the investments plus accrued interest) of $779 million and $881 million at December 31, 2019 and 2018, respectively. Accretion of accretable yield on PCI investments recognized in earnings were $46 million and $65 million for the years ended December 31, 2019 and 2018, respectively. Purchases of PCI investments were insignificant in both of the years ended December 31, 2019 and 2018.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.4 billion at December 31, 2019. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $1.5 billion at December 31, 2019. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended 2019, 2018, and 2017. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2019, 2018 and 2017. Aggregate total assets of these entities totaled $404.0 billion and $344.9 billion at December 31, 2019 and 2018, respectively. Aggregate total liabilities of these entities totaled $52.8 billion and $30.2 billion at December 31, 2019 and 2018, respectively. Aggregate net income (loss) of these entities totaled $33.3 billion, $33.3 billion and $36.4 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at December 31, 2019 or 2018.
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities, issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities AFS” for information on these securities.
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 15.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

The carrying amount and maximum exposure to loss related to the VIEs in which the Company concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2019		2018
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,094	$12,454	$13,099	$13,099
Limited partnerships and LLCs	1,907	3,080	1,756	3,145
Total	$15,001	$15,534	$14,855	$16,244

Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Investment income:
Fixed maturity securities	$2,673	$2,565	$2,420
Equity securities	8	7	9
Mortgage loans	680	543	454
Policy loans	67	85	73
Limited partnerships and LLCs (1)	220	258	237
Cash, cash equivalents and short-term investments	93	35	35
Other	41	41	28
Subtotal	3,782	3,534	3,256
Less: Investment expenses	203	196	178
Net investment income	$3,579	$3,338	$3,078
_______________

(1)	Includes net investment income pertaining to other limited partnership interests of $181 million, $211 million and $184 million for the years ended December 31, 2019, 2018 and 2017, respectively.
See “— Related Party Investment Transactions” for discussion of related party net investment income and investment expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Fixed maturity securities	$106	$(180)	$(26)
Equity securities	17	(16)	22
Mortgage loans	(10)	(13)	(9)
Limited partnerships and LLCs	7	40	(7)
Other	(8)	(38)	(8)
Total net investment gains (losses)	$112	$(207)	$(28)

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

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Proceeds	$9,259	$11,251	$12,665
Gross investment gains	$257	$102	$59
Gross investment losses	(151)	(282)	(85)
Net investment gains (losses)	$106	$(180)	$(26)

Related Party Investment Transactions
All of the transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture.
The Company previously transferred invested assets, primarily consisting of fixed maturity securities, to former affiliates. The estimated fair value and amortized cost of invested assets transferred to former affiliates was $292 million and $294 million, respectively, for the year ended December 31, 2017. The net investment gains (losses) recognized on transfers of invested assets to former affiliates was ($2) million for the year ended December 31, 2017.
In March 2017, the Company sold an operating joint venture with a book value of $89 million to MLIC for $286 million. The operating joint venture was accounted for under the equity method and included in other invested assets. This sale resulted in an increase in additional paid-in capital of $202 million in the first quarter of 2017.
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $50 million and $95 million for the years ended December 31, 2018 and 2017, respectively.
7. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

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
Interest Rate Derivatives
Interest rate swaps: The Company uses interest rate swaps to manage the collective interest rate risks primarily in variable annuity products and universal life with secondary guarantees. Interest rate swaps are used in non-qualifying hedging relationships.
Interest rate caps: The Company uses interest rate caps to protect its floating rate liabilities against rises in interest rates above a specified level, and against interest rate exposure arising from mismatches between assets and liabilities. Interest rate caps are used in non-qualifying hedging relationships.
Swaptions: The Company uses swaptions to manage the collective interest rate risks primarily in variable annuity products and universal life with secondary guarantees. Swaptions are used in non-qualifying hedging relationships. Swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage the collective interest rate risks primarily in variable annuity products and universal life with secondary guarantees. Interest rate forwards are used in cash flow and non-qualifying hedging relationships.
Foreign Currency Exchange Rate Derivatives
Foreign currency swaps: The Company uses foreign currency swaps to convert foreign currency denominated cash flows to U.S. dollars to reduce cash flow fluctuations due to changes in currency exchange rates. Foreign currency swaps are used in cash flow and non-qualifying hedging relationships.
Foreign currency forwards: The Company uses foreign currency forwards to hedge currency exposure on its invested assets. Foreign currency forwards are used in non-qualifying hedging relationships.
Credit Derivatives
Credit default swaps: The Company uses credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable (written credit protection), or to reduce credit loss exposure on certain assets that the Company owns (purchased credit protection). Credit default swaps are used in non-qualifying hedging relationships.
Equity Derivatives
Equity index options: The Company uses equity index options primarily to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity index options to hedge index-linked annuity products against adverse changes in equity markets. Equity index options are used in non-qualifying hedging relationships.
Equity total return swaps: The Company uses equity total return swaps to hedge minimum guarantees embedded in certain variable annuity products against adverse changes equity markets. Equity total return swaps are used in non-qualifying hedging relationships.
Equity variance swaps: The Company uses equity variance swaps to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Equity variance swaps are used in non-qualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount, and estimated fair value of the Company’s derivatives held at:

		December 31,
		2019			2018
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$420	$22	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	2,765	190	27	2,524	211	30
Total qualifying hedges		3,185	212	27	2,524	211	30
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	7,559	878	29	10,747	528	558
Interest rate caps	Interest rate	3,350	2	—	3,350	21	—
Interest rate futures	Interest rate	—	—	—	54	—	—
Interest rate options	Interest rate	29,750	782	187	17,168	168	61
Interest rate forwards	Interest rate	5,418	94	114	—	—	—
Foreign currency swaps	Foreign currency exchange rate	1,051	96	15	1,409	101	18
Foreign currency forwards	Foreign currency exchange rate	138	—	1	125	—	—
Credit default swaps — purchased	Credit	18	—	—	98	3	—
Credit default swaps — written	Credit	1,635	36	—	1,820	14	3
Equity futures	Equity market	—	—	—	169	—	—
Equity index options	Equity market	51,509	850	1,728	45,815	1,372	1,207
Equity variance swaps	Equity market	2,136	69	69	5,574	80	232
Equity total return swaps	Equity market	7,723	2	367	3,920	280	3
Total non-designated or non-qualifying derivatives		110,287	2,809	2,510	90,249	2,567	2,082
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	217	—	N/A	228	—
Direct index-linked annuities	Other	N/A	—	2,253	N/A	—	488
Direct guaranteed minimum benefits	Other	N/A	—	1,656	N/A	—	1,642
Assumed index-linked annuities	Other	N/A	—	339	N/A	—	96
Total embedded derivatives		N/A	217	4,248	N/A	228	2,226
Total		$113,472	$3,238	$6,785	$92,773	$3,006	$4,338

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2019 and 2018. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

The following tables present the amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses):

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$32	$—	$2	$—	$25
Foreign currency exchange rate derivatives	25	(29)	34	—	15
Total cash flow hedges	57	(29)	36	—	40
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,589	—	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—	—
Credit derivatives	44	—	—	—	—
Equity derivatives	(2,476)	—	—	—	—
Embedded derivatives	(1,192)	—	—	—	—
Total non-qualifying hedges	(2,013)	(3)	—	—	—
Total	$(1,956)	$(32)	$36	$—	$40

	Year Ended December 31, 2018
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$(12)	$12	$1	$—	$—
Total fair value hedges	(12)	12	1	—	—
Cash flow hedges:
Interest rate derivatives	129	(1)	5	—	(5)
Foreign currency exchange rate derivatives	—	(1)	27	—	164
Total cash flow hedges	129	(2)	32	—	159
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(658)	—	—	—	—
Foreign currency exchange rate derivatives	82	(8)	—	—	—
Credit derivatives	(7)	—	—	—	—
Equity derivatives	632	—	—	—	—
Embedded derivatives	534	—	—	(8)	—
Total non-qualifying hedges	583	(8)	—	(8)	—
Total	$700	$2	$33	$(8)	$159

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2017
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate derivatives	$2	$(2)	$2	$—	$—
Total fair value hedges	2	(2)	2	—	—
Cash flow hedges:
Interest rate derivatives	2	—	6	—	3
Foreign currency exchange rate derivatives	10	(9)	21	—	(160)
Total cash flow hedges	12	(9)	27	—	(157)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(57)	—	—	10	—
Foreign currency exchange rate derivatives	(84)	(33)	—	—	—
Credit derivatives	34	—	—	—	—
Equity derivatives	(2,565)	—	(1)	(335)	—
Embedded derivatives	1,082	—	—	(16)	—
Total non-qualifying hedges	(1,590)	(33)	(1)	(341)	—
Total	$(1,576)	$(44)	$28	$(341)	$(157)

At December 31, 2019 and 2018, the balance in AOCI associated with cash flow hedges was $245 million and $264 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2019			2018
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$11	$615	2.5	$8	$689	2.0
Baa	25	1,020	5.1	3	1,131	5.0
Total	$36	$1,635	4.1	$11	$1,820	3.9
_______________

(1)
The Company has written credit protection on both single name and index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.

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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2019
Derivative assets	$3,062	$(1,458)	$(1,115)	$489	$(488)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
December 31, 2018
Derivative assets	$2,833	$(1,671)	$(1,062)	$100	$(86)	$14
Derivative liabilities	$2,104	$(1,671)	$—	$433	$(433)	$—
_______________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
The Company’s collateral arrangements generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the amount owed by that counterparty reaches a minimum transfer amount. Certain of these arrangements also include credit-contingent provisions which permit the party with positive fair value to terminate the derivative at the current fair value or demand immediate full collateralization from the party in a net liability position, in the event that the financial strength or credit rating of the party in a net liability position falls below a certain level.
The following table presents the aggregate estimated fair value of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments.

	December 31,
	2019	2018
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,064	$433
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,473	$797
_______________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,831	$329	$31,160
Foreign corporate	—	9,712	132	9,844
RMBS	—	9,074	44	9,118
U.S. government and agency	1,636	5,760	—	7,396
CMBS	—	5,755	—	5,755
State and political subdivision	—	3,984	73	4,057
ABS	—	1,882	73	1,955
Foreign government	—	1,751	—	1,751
Total fixed maturity securities	1,636	68,749	651	71,036
Equity securities	14	125	8	147
Short-term investments	1,271	682	5	1,958
Derivative assets: (1)
Interest rate	—	1,778	—	1,778
Foreign currency exchange rate	—	281	5	286
Credit	—	25	11	36
Equity market	—	850	71	921
Total derivative assets	—	2,934	87	3,021
Embedded derivatives within asset host contracts (2)	—	—	217	217
Separate account assets	180	106,924	3	107,107
Total assets	$3,101	$179,414	$971	$183,486
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$330	$—	$330
Foreign currency exchange rate	—	43	—	43
Equity market	—	2,093	71	2,164
Total derivative liabilities	—	2,466	71	2,537
Embedded derivatives within liability host contracts (2)	—	—	4,248	4,248
Total liabilities	$—	$2,466	$4,319	$6,785

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$24,150	$323	$24,473
Foreign corporate	—	7,617	409	8,026
RMBS	—	8,541	6	8,547
U.S. government and agency	2,722	6,373	—	9,095
CMBS	—	5,120	128	5,248
State and political subdivision	—	3,523	74	3,597
ABS	—	2,087	39	2,126
Foreign government	—	1,496	—	1,496
Total fixed maturity securities	2,722	58,907	979	62,608
Equity securities	13	124	3	140
Derivative assets: (1)
Interest rate	—	717	—	717
Foreign currency exchange rate	—	301	11	312
Credit	—	10	7	17
Equity market	—	1,634	98	1,732
Total derivative assets	—	2,662	116	2,778
Embedded derivatives within asset host contracts (2)	—	—	228	228
Separate account assets	217	98,038	1	98,256
Total assets	$2,952	$159,731	$1,327	$164,010
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$619	$—	$619
Foreign currency exchange rate	—	48	—	48
Credit	—	2	1	3
Equity market	—	1,205	237	1,442
Total derivative liabilities	—	1,874	238	2,112
Embedded derivatives within liability host contracts (2)	—	—	2,226	2,226
Total liabilities	$—	$1,874	$2,464	$4,338
_______________

(1)
Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

The fair value of financial assets and financial liabilities is based on quoted market prices, where available. The Company assesses whether prices received represent a reasonable estimate of fair value through controls designed to ensure valuations represent an exit price. Valuation service providers perform several controls, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
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
The Company reviews outputs of the valuation service providers’ controls and performs additional controls, including certain monthly controls, which include but are not limited to, performing balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2019.
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
U.S. government and agency, state and political subdivision and foreign government securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, benchmark U.S. Treasury yield or other yields, spread off the U.S. Treasury yield curve for the identical security, issuer ratings and issuer spreads, broker-dealer quotes, and comparable securities that are actively traded.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly-traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims-paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
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

					December 31, 2019			December 31, 2018			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.50%	-	22.00%	Increase (5)
			•	Nonperformance risk spread	0.54%	-	1.99%	1.91%	-	2.66%	Decrease (6)

_______________

(1)
Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

(2)
The range shown reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

The following tables summarize the change of all assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2018	$1,997	$1,230	$—	$5	$124	$14	$(279)	$(1,660)	$5
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	1	2	1	—	—	—	152	526	—
Total realized/unrealized gains (losses) included in AOCI	(33)	(6)	(1)	—	—	—	9	—	—
Purchases (7)	71	42	—	—	1	—	3	—	1
Sales (7)	(197)	(91)	(1)	(5)	(3)	(14)	(7)	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(864)	(1)
Transfers into Level 3 (8)	418	8	75	—	—	—	—	—	—
Transfers out of Level 3 (8)	(1,525)	(1,012)	—	—	(119)	—	—	—	(3)
Balance, December 31, 2018	732	173	74	—	3	—	(122)	(1,998)	1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	1	—	—	—	(12)	(1,192)	—
Total realized/unrealized gains (losses) included in AOCI	15	2	(1)	—	—	—	(1)	—	—
Purchases (7)	342	69	—	—	5	5	—	—	3
Sales (7)	(150)	(25)	(1)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	155	(841)	—
Transfers into Level 3 (8)	24	42	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(502)	(145)	—	—	—	—	(4)	—	(1)
Balance, December 31, 2019	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2017: (9)	$1	$23	$—	$—	$—	$—	$(52)	$966	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018: (9)	$(2)	$—	$1	$—	$1	$—	$148	$395	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019: (9)	$—	$—	$1	$—	$—	$—	$(10)	$(1,450)	$—
Gains (Losses) Data for the year ended December 31, 2017:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$(3)	$28	$—	$—	$(3)	$—	$92	$1,078	$—
Total realized/unrealized gains (losses) included in AOCI	$131	$52	$—	$—	$—	$—	$—	$—	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,753	$—	$—	$16,383	$16,383
Policy loans	$1,292	$—	$516	$1,062	$1,578
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$2,224	$—	$41	$2,593	$2,634
Liabilities
Policyholder account balances	$15,614	$—	$—	$15,710	$15,710
Long-term debt	$4,365	$—	$3,334	$1,000	$4,334
Other liabilities	$846	$—	$191	$655	$846
Separate account liabilities	$1,189	$—	$1,189	$—	$1,189

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2018
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$13,694	$—	$—	$13,860	$13,860
Policy loans	$1,421	$—	$656	$959	$1,615
Other invested assets	$77	$—	$64	$13	$77
Premiums, reinsurance and other receivables	$1,609	$—	$32	$1,664	$1,696
Liabilities
Policyholder account balances	$15,332	$—	$—	$13,861	$13,861
Long-term debt	$3,963	$—	$2,758	$600	$3,358
Other liabilities	$330	$—	$118	$212	$330
Separate account liabilities	$1,029	$—	$1,029	$—	$1,029

9. Long-term Debt
Long-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2019	2018
			(In millions)
Senior notes (1)	3.700%	2027	$1,492	$1,490
Senior notes (1)	4.700%	2047	1,478	1,478
Term loans	LIBOR plus 1.5%	2024	1,000	600
Junior subordinated debentures (1)	6.250%	2058	363	361
Other long-term debt (2)	7.028%	2030	32	34
Total long-term debt			$4,365	$3,963
_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $42 million and $46 million for the senior notes due 2027 and 2047 and junior subordinated debentures due 2058 on a combined basis at December 31, 2019 and 2018, respectively.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
The aggregate maturities of long-term debt at December 31, 2019 were $2 million in each of 2020, 2021, 2022 and 2023, $1.0 billion in 2024 and $3.4 billion thereafter.
Unsecured senior notes and borrowings outstanding under term loan facilities rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $191 million, $158 million and $135 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in other expenses.
Certain of the Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company. At December 31, 2019, the Company was in compliance with these financial covenants.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt (continued)

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
Credit Facilities
On December 2, 2016, BHF entered into a $2.0 billion senior unsecured revolving credit facility maturing December 2, 2021 (the “2016 Revolving Credit Facility”) and a $3.0 billion term loan facility maturing December 2, 2019 (the “2016 Term Loan Facility”) with a syndicate of banks. In connection with entering into these credit facilities, MetLife, Inc. paid $16 million of debt issuance costs on the Company’s behalf. The Company capitalized these costs, which were included in other assets, and reimbursed MetLife, Inc. in 2017. Such debt issuance costs are amortized over the terms of the facilities, which is included in other expenses.
On July 21, 2017, BHF entered into a term loan agreement (the “2017 Term Loan Agreement”) with respect to a new $600 million unsecured delayed draw term loan facility maturing December 2, 2019 (the “2017 Term Loan Facility”) and borrowed $600 million under the 2017 Term Loan Facility in August 2017. Debt issuance costs incurred related to the 2017 Term Loan Facility were not significant. Concurrently with entering into the 2017 Term Loan Agreement, the 2016 Term Loan Facility was terminated without penalty. As a result of this termination, unamortized debt issuance costs of $7 million were written off and included in other expenses.
On February 1, 2019, BHF entered into a term loan agreement with respect to a new $1.0 billion unsecured term loan facility maturing February 1, 2024 (the “2019 Term Loan Facility”). On February 1, 2019, BHF borrowed $1.0 billion under the 2019 Term Loan Facility, terminated the 2017 Term Loan Facility without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility. Debt issuance costs incurred related to the 2019 Term Loan Facility were not significant.
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “2019 Revolving Credit Facility), all of which may be used for revolving loans and/or letters of credit. The 2019 Revolving Credit Facility replaced the 2016 Revolving Credit Facility.
For the years ended December 31, 2019, 2018 and 2017, fees associated with these credit facilities were not significant.
At December 31, 2019, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility and there was $1.0 billion outstanding under the 2019 Term Loan Facility, resulting in unused commitments totaling $1.0 billion in comparison to the maximum capacity of $2.0 billion under these credit facilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt (continued)

Committed Facilities
Collateral Financing Arrangement
In 2007, MetLife, Inc. and MetLife Reinsurance Company of South Carolina (“MRSC”), a former affiliate, entered into a collateral financing arrangement with an unaffiliated financial institution that provided up to $3.5 billion of statutory reserve support for MRSC associated with reinsurance obligations under affiliated reinsurance agreements. Proceeds from this collateral financing arrangement, which resulted in a drawdown of $2.8 billion on the aforementioned $3.5 billion committed facility, were placed in trusts to support MRSC’s statutory obligations associated with the reinsurance of secondary guarantees. On April 28, 2017, MetLife, Inc. and MRSC terminated this collateral financing arrangement and, as a result, the $2.8 billion obligation outstanding was extinguished utilizing $2.8 billion of assets held in trust, which had been repositioned into short-term investments and cash equivalents. The remaining assets held in trust of $590 million were returned to MetLife, Inc., resulting in a decrease in shareholder’s net investment. For the year ended December 31, 2017, the Company recognized interest expense of $19 million related to this collateral financing arrangement, which is included in other expenses.
Reinsurance Financing Arrangement
On April 28, 2017, Brighthouse Reinsurance Company of Delaware (“BRCD”) entered into a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers. This financing arrangement consists of credit-linked notes that each mature in 2037. At December 31, 2019, there were no borrowings under this facility and there was $10.0 billion of funding available under this arrangement. For the years ended December 31, 2019, 2018 and 2017, the Company recognized commitment fees of $41 million, $44 million and $27 million, respectively, in other expenses associated with this committed facility.
Repurchase Facility
On April 16, 2018, Brighthouse Life Insurance Company entered into a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion. The Repurchase Facility has a term beginning on July 31, 2018 and maturing on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At December 31, 2019, there were no borrowings under the Repurchase Facility. For the years ended December 31, 2019 and 2018, fees associated with this committed facility were not significant.
10. Equity
Preferred Stock
At December 31, 2019 and 2018, BHF was authorized to issue up to 100,000,000 shares of preferred stock, par value $0.01 per share and had 17,000 shares and no shares issued and outstanding at December 31, 2019 and 2018, respectively.
On March 25, 2019, BHF issued depositary shares, each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 6.600% Series A non-cumulative preferred stock (the “Series A Preferred Stock”) and in the aggregate representing 17,000 shares of Series A Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $412 million. Dividends, if declared, will accrue and be payable quarterly, in arrears, at an annual rate of 6.600% on the stated amount per share. In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, BHF incurred $13 million of issuance costs, which have been recorded as a reduction of additional paid-in capital. See Note 18.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

The declaration, record and payment dates, as well as per share and aggregate dividend amounts for the Series A Preferred Stock for the year ended December 31, 2019 were as follows:

Declaration Date	Record Date	Payment Date	Per Share	Aggregate
			(In millions, except per share data)
November 15, 2019	December 10, 2019	December 26, 2019	$412.50	$7
August 15, 2019	September 10, 2019	September 25, 2019	412.50	7
May 15, 2019	June 10, 2019	June 25, 2019	412.50	7
			$1,237.50	$21

Common Stock
The following table presents the rollforward of common shares outstanding:

	2019	2018	2017
Shares outstanding at beginning of year	117,532,336	119,773,106	100,000
Shares issued (1)	199,853	674,912	119,673,106
Shares repurchased (2)	(11,704,888)	(2,915,682)	—
Shares outstanding at end of year	106,027,301	117,532,336	119,773,106
_______________

(1)	On August 4, 2017, BHF issued 119,673,106 shares of common stock to MetLife, Inc.

(2)
Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.

On August 5, 2018, BHF authorized the repurchase of up to $200 million of common stock. On May 3, 2019, BHF authorized the repurchase of up to an additional $400 million of common stock. Future repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. See Note 18.
During the years ended December 31, 2019 and 2018, BHF repurchased 11,658,208 shares and 2,628,167 shares, respectively, of its common stock through open market purchases, pursuant to 10b5-1 plans, for $442 million and $105 million, respectively. At December 31, 2019, BHF had $53 million remaining under its common stock repurchase program.
Shareholder’s Net Investment
The following sections summarize certain transactions that occurred prior to and including the Separation and affected shareholder’s net investment. In connection with the Separation, on August 4, 2017, the Company reclassified $12.4 billion from shareholder’s net investment to common stock and additional paid-in capital.
Capital Contributions
During the third quarter of 2017, the Company recognized a $1.1 billion non-cash tax charge and corresponding capital contribution from MetLife, Inc. This tax obligation was in connection with the Separation and MetLife, Inc. is responsible for this obligation through a tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”). See Note 13.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

MetLife, Inc. has made payments and received collections on behalf of the Company. Such net amounts, as well as amortization of deferred credit and committed facility structuring costs and debt issuance costs incurred by MetLife, Inc. on behalf of the Company, are recorded as non-cash net contributions of capital. During the year ended December 31, 2017, MetLife, Inc. made non-cash net capital contributions of $60 million in the forms of payment of letters of credit fees and amortization of deferred credit and committed facility structuring costs and debt issuance costs incurred on the Company’s behalf, partially offset by investment income, net of interest expense, related to the MRSC collateral financing arrangement collected on the Company’s behalf. See Note 9.
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
During the year ended December 31, 2017, the Company paid cash distributions of $40 million to certain MetLife affiliates related to a profit sharing agreement with Brighthouse Advisers.
Noncontrolling Interests
On June 20, 2017, Brighthouse Holdings, LLC (“BH Holdings”) issued $50 million aggregate liquidation preference of fixed rate cumulative preferred units to MetLife, Inc., which MetLife, Inc. subsequently resold to unaffiliated third parties. These preferred units are reported as noncontrolling interests on the consolidated balance sheets.
On April 28, 2017, BRCD issued $15 million of fixed to floating rate cumulative preferred stock, Series A preferred stock, to an affiliate of MetLife, Inc., which MetLife, Inc. subsequently resold to unaffiliated third parties. These Series A preferred stock are reported as noncontrolling interests on the consolidated balance sheets.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan (the “ESPP”). The Company also granted restricted stock units to certain employees and non-employee directors on September 8, 2017, shortly following the Separation (the “Founders’ Grant”). The employee stock incentive plan and the non-employee director stock compensation plan were each approved at the BHF annual meeting of stockholders held on May 23, 2018. The aggregate number of authorized shares available for issuance at December 31, 2019 under the Company’s various share-based compensation plans was 7,107,419.
All share-based compensation is measured at fair value as of the grant date. The Company recognizes compensation expense related to share-based awards based on the number of awards expected to vest, which for some award types represent the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant and actual forfeitures for other award types. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, the Company recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable. Compensation expense related to share-based awards, which is included in other expenses, is principally related to the issuance of restricted stock units and performance units with other costs incurred relating to stock options. The Company grants the majority of each year’s awards in the first quarter of the year.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2019	2018
	(In millions)
Restricted stock units, Founders’ Grant	$—	$31
Restricted stock units	$15	$7
Stock options	$1	$1
Performance share units	$4	$—
Employee stock purchase plan	$1	$1

The share-based compensation cost for the Founders’ Grant was fully recognized by September 30, 2018. Unrecognized share-based compensation for other grants related to restricted stock units, stock options and performance share units was $24 million and $13 million at December 31, 2019 and 2018, respectively, with a weighted average remaining recognition period of five quarters.
Equity Awards
Restricted Stock Units (“RSUs”)
RSUs are units that, if vested, are payable in shares of BHF common stock. The Company does not credit RSUs with dividend-equivalents as RSUs do not accrue dividends. Accordingly, the estimated fair value of RSUs is based upon the closing price of shares on the date of grant, less a forfeiture rate. With the exception of the Founders’ Grant, most RSUs use graded vesting and vest in thirds on, or shortly after, the first three anniversaries of their grant date, while other RSUs vest in their entirety on the specified anniversary of their grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances.
Performance Share Units (“PSUs”)
PSUs are units that, if vested, are multiplied by a performance factor to produce a final number of BHF common stock shares. PSUs cliff vest at the end of a three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. The performance factors are based on the achievement of corporate expense reductions, capital return targets and statutory expense ratio over the respective performance period depending on year of issue.
For awards granted for performance periods in progress through December 31, 2019, the vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance goals, the Compensation Committee of BHF’s Board of Directors will determine the performance factor in its discretion. The Company estimates the fair value of performance shares semi-annually until they become payable.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	313,685	$47.90	66,369	$48.10
Granted	453,152	$38.81	190,993	$38.97
Forfeited	(47,667)	$44.09	(4,182)	$48.10
Paid	(130,441)	$47.63	—	$—
Outstanding at December 31, 2019	588,729	$41.27	253,180	$41.21
Vested at December 31, 2019	—	$—	—	$—

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

Stock Options
Stock options represent the contingent right of award holders to purchase shares of BHF common stock at a stated price for a limited time. All stock options have an exercise price equal to the closing price of a share on the date of grant and have a maximum term of ten years. Stock options granted are exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. In May 2018, the Company granted 242,560 options at a weighted average exercise price of $53.47 for aggregate intrinsic value of $0. During the year ended December 31, 2019, no stock options were granted, exercised or expired, and 21,498 options were forfeited.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life.
The following table presents the weighted average assumptions used to determine the grant-date fair value of stock options that BHF has granted:

Year Ended December 31, 2018 (1)
Risk-free rate of return	2.93%
Expected volatility	25.00%
Expected option life, years	5.8
Weighted average exercise price of stock options granted	$53.47
Weighted average fair value of stock options granted	$12.54

_______________

(1)	There were no stock options granted during the year ended December 31, 2019.
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchase common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2019 and 2018, 68,897 shares and 38,898 shares, respectively, were purchased. The weighted average per share fair value of the discount under the ESPP was $6.99 and $6.40 during the years ended December 31, 2019 and 2018, respectively, which was recorded in other expenses.
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
The tables below present amounts from certain of the Company’s insurance subsidiaries, which are derived from the statutory-basis financial statements as filed with the insurance regulators.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2019	2018	2017
		(In millions)
Brighthouse Life Insurance Company	Delaware	$1,074	$(1,104)	$(425)
New England Life Insurance Company	Massachusetts	$61	$130	$68

Statutory capital and surplus was as follows at:

	December 31,
Company	2019	2018
	(In millions)
Brighthouse Life Insurance Company	$8,746	$6,731
New England Life Insurance Company	$116	$213

The Company has a reinsurance subsidiary, BRCD which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Commissioner, has included, as admitted assets, the value of credit-linked notes, serving as collateral, which resulted in higher statutory capital and surplus of $9.0 billion and $8.7 billion for the years ended December 31, 2019 and 2018, respectively.
The statutory net income (loss) of BRCD was ($316) million, ($1.1) billion and ($1.6) billion for the years ended December 31, 2019, 2018 and 2017, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $572 million and $557 million at December 31, 2019 and 2018, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2020	2019	2018	2017
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$2,066	$—	$—	$—
New England Life Insurance Company (3)	$61	$131	$400	$106
______________

(1)
Reflects dividend amounts that may be paid during 2020 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2020, some or all of such dividends may require regulatory approval. See Note 18.

(2)	Reflects all amounts paid, including those requiring regulatory approval.

(3)
Dividends paid by NELICO in 2018, including a $65 million ordinary cash dividend and a $335 million extraordinary dividend comprised of $135 million of cash and a $200 million surplus note, were paid to its parent, BH Holdings, LLC.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

Under the Delaware Insurance Law, Brighthouse Life Insurance Company is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the amount of the dividend when aggregated with all other dividends in the preceding 12 months does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not including pro rata distributions of Brighthouse Life Insurance Company’s own securities. Brighthouse Life Insurance Company will be permitted to pay a stockholder dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Delaware Commissioner and the Delaware Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the immediately preceding calendar year requires insurance regulatory approval. Under the Delaware Insurance Law, the Delaware Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under the Massachusetts State Insurance Law, NELICO is permitted, without prior insurance regulatory clearance, to pay a stockholder dividend as long as the aggregate amount of the dividend, when aggregated with all other dividends paid in the preceding 12 months, does not exceed the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year; or (ii) its net gain from operations for the immediately preceding calendar year, not including pro rata distributions of NELICO’s own securities. NELICO will be permitted to pay a dividend in excess of the greater of such two amounts only if it files notice of the declaration of such a dividend and the amount thereof with the Massachusetts Commissioner of Insurance (the “Massachusetts Commissioner”) and the Massachusetts Commissioner either approves the distribution of the dividend or does not disapprove the distribution within 30 days of its filing. In addition, any dividend that exceeds earned surplus (defined as “unassigned funds (surplus)”) as of the last filed annual statutory statement requires insurance regulatory approval. Under the Massachusetts State Insurance Law, the Massachusetts Commissioner has broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. On December 30, 2019, the Delaware Commissioner approved an extraordinary dividend of $600 million payable to Brighthouse Life Insurance Company (see Note 18). During the years ended December 31, 2018 and 2017, BRCD paid extraordinary cash dividends of $0 and $535 million, respectively. During the years ended December 31, 2019, 2018, and 2017, BRCD paid cash dividends of $1 million, $2 million and $0, respectively, to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2016	$1,044	$268	$(31)	$(16)	$1,265
OCI before reclassifications	276	(157)	10	(19)	110
Deferred income tax benefit (expense)	(94)	55	(3)	14	(28)
AOCI before reclassifications, net of income tax	1,226	166	(24)	(21)	1,347
Amounts reclassified from AOCI	60	(18)	—	—	42
Deferred income tax benefit (expense) (2)	286	6	—	(5)	287
Amounts reclassified from AOCI, net of income tax	346	(12)	—	(5)	329
Balance at December 31, 2017	1,572	154	(24)	(26)	1,676
Cumulative effect of change in accounting principle and other, net of income tax	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,346)	159	(4)	6	(1,185)
Deferred income tax benefit (expense)	287	48	1	(1)	335
AOCI before reclassifications, net of income tax	434	361	(27)	(21)	747
Amounts reclassified from AOCI	181	(134)	—	1	48
Deferred income tax benefit (expense)	(39)	(40)	—	—	(79)
Amounts reclassified from AOCI, net of income tax	142	(174)	—	1	(31)
Balance at December 31, 2018	576	187	(27)	(20)	716
OCI before reclassifications	3,285	40	12	(10)	3,327
Deferred income tax benefit (expense)	(690)	(8)	—	2	(696)
AOCI before reclassifications, net of income tax	3,171	219	(15)	(28)	3,347
Amounts reclassified from AOCI	(76)	(59)	—	—	(135)
Deferred income tax benefit (expense)	16	12	—	—	28
Amounts reclassified from AOCI, net of income tax	(60)	(47)	—	—	(107)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
_______________

(1)	See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)
Includes the $306 million and ($5) million impacts of the Tax Cuts and Job Act (the “Tax Act”) related to unrealized investments gains (losses), net of related offsets and defined benefit plans adjustment, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2019	2018	2017
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$113	$(180)	$(15)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	3	Net investment income
Net unrealized investment gains (losses)	(37)	(2)	(48)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	76	(181)	(60)
Income tax (expense) benefit	(16)	39	(286)
Net unrealized investment gains (losses), net of income tax	60	(142)	(346)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	32	98	—	Net derivative gains (losses)
Interest rate swaps	2	3	3	Net investment income
Interest rate forwards	—	31	2	Net derivative gains (losses)
Interest rate forwards	—	2	3	Net investment income
Foreign currency swaps	25	—	10	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	59	134	18
Income tax (expense) benefit	(12)	40	(6)
Gains (losses) on cash flow hedges, net of income tax	47	174	12

Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	—	(1)	—
Amortization of defined benefit plan items, before income tax	—	(1)	—
Income tax (expense) benefit	—	—	5
Amortization of defined benefit plan items, net of income tax	—	(1)	5
Total reclassifications, net of income tax	$107	$31	$(329)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

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
Other revenues consisted primarily of 12b-1 fees of $336 million, $360 million and $359 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Compensation	$333	$289	$287
Contracted services and other labor costs	287	245	176
Transition services agreements	245	279	306
Establishment costs	118	239	162
Premium and other taxes, licenses and fees	48	68	64
Separate account fees	488	524	466
Volume related costs, excluding compensation, net of DAC capitalization	636	628	711
Interest expense on debt	191	158	153
Other	145	145	158
Total other expenses	$2,491	$2,575	$2,483

Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 9 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 16 for a discussion of related party expenses included in the table above.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

12. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2019, 2018 and 2017, the total employer contributions for the qualified defined contribution plan were $15 million, $14 million and $8 million, respectively, and the total expense recognition for the non-qualified defined contribution plans were $6 million, $3 million and $2 million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $164 million and $147 million at December 31, 2019 and 2018, respectively. This plan was fully funded at December 31, 2019 and 2018 with assets in excess of the accumulated benefit obligation of $7 million and $4 million, respectively. The Company did not make any employer contributions to this qualified plan during 2019 or 2018.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $106 million and $99 million at December 31, 2019 and 2018, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $72 million and $70 million at December 31, 2019 and 2018, respectively.
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. At the time of Separation, BHF established a receivable from MetLife in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable from MetLife under the EMA for future total estimated benefit payments, claims and premiums was $193 million and $186 million at December 31, 2019 and 2018, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Current:
Federal	$(36)	$(166)	$406
State and local	4	—	6
Foreign	—	—	18
Subtotal	(32)	(166)	430
Deferred:
Federal	(285)	285	(667)
State and local	—	—	—
Foreign	—	—	—
Subtotal	(285)	285	(667)
Provision for income tax expense (benefit)	$(317)	$119	$(237)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Tax provision at statutory rate	$(221)	$207	$(215)
Tax effect of:
Excess loss account - Separation from MetLife (1)	—	(2)	1,088
Rate revaluation due to tax reform (2)	—	—	(803)
Sale of subsidiaries	—	—	(138)
Dividend received deduction (3)	(42)	(44)	(130)
Other tax credits	(31)	(25)	(30)
Release of valuation allowance	—	(11)	—
Other, net	(23)	(6)	(9)
Provision for income tax expense (benefit)	$(317)	$119	$(237)
Effective tax rate	30%	12%	39%

_______________

(1)
For the year ended December 31, 2017, the Company recognized a non-cash charge to provision for income tax expense and corresponding capital contribution from MetLife. This tax obligation was in connection with the Separation. MetLife, Inc. is responsible for this obligation through the Tax Separation Agreement.

(2)
For the year ended December 31, 2017, the Company recognized a $725 million benefit in net income from remeasurement of net deferred tax liabilities in connection with the Tax Act. Additionally, as a result of the reduction in the statutory tax rate under the Tax Act, the liability to MetLife under the Tax Receivables Agreement (as defined below) was reduced by $222 million, which is included in other revenues and is non-taxable.

(3)
For the year ended December 31, 2018, the Tax Act changed the dividend received deduction amount applicable to insurance companies to a 70% company share and a 50% dividend received deduction for eligible dividends. The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between the actual tax expense and expected amount determined using the statutory tax rate.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2019	2018
	(In millions)
Deferred income tax assets:
Tax credit carryforwards	$106	$58
Net operating loss carryforwards	1,087	1,052
Employee benefits	17	7
Intangibles	93	159
Investments, including derivatives (1)	260	120
Other	15	—
Total net deferred income tax assets	1,578	1,396
Deferred income tax liabilities:
Policyholder liabilities and receivables (1)	1,277	1,379
Net unrealized investment gains	871	202
DAC	785	761
Other	—	26
Total deferred income tax liabilities	2,933	2,368
Net deferred income tax asset (liability)	$(1,355)	$(972)

_______________

(1)
The Company reclassified certain components of the 2018 net deferred income tax asset (liability) upon completion of a Separation related deferred tax basis study in 2019. Total deferred income tax assets and total deferred income tax liabilities increased by $120 million at December 31, 2018 as compared to the amounts previously presented. There was no change in total net deferred income tax asset (liability) resulting from these reclassifications at December 31, 2018.

The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2019.

Net Operating Loss Carryforwards
(In millions)
Expiration
2034-2038	$3,059
Indefinite	2,119
$5,178

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2019.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2020-2024	$—	$18
2025-2029	—	71
2030-2034	—	—
2035-2039	17	—
Indefinite	—	—
	$17	$89

The Company’s liability for unrecognized tax benefits may increase or decrease in the next 12 months. A reasonable estimate of the increase or decrease cannot be made at this time. However, the Company continues to believe that the ultimate resolution of the pending issues will not result in a material change to its consolidated financial statements, although the resolution of income tax matters could impact the Company’s effective tax rate in the future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Balance at January 1,	$35	$23	$58
Additions for tax positions of prior years	—	12	—
Reductions for tax positions of prior years	—	—	(4)
Additions for tax positions of current year	—	—	3
Reductions for tax positions of current year	—	—	(2)
Settlements with tax authorities	—	—	(32)
Balance at December 31,	$35	$35	$23
Unrecognized tax benefits that, if recognized would impact the effective rate	$35	$35	$23

The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2019, 2018 and 2017.
The Company is under continuous examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2007. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2007 and forward is not expected to have a material impact on the Company’s consolidated financial statements.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)

For periods after the Separation, Brighthouse Financial entered into two separate tax sharing agreements. Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including BHNY and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. Brighthouse Financial, Inc. and its includable subsidiaries entered into a tax sharing agreement to join a non-life consolidated federal income tax return. NELICO and the non-life subsidiaries of Brighthouse Life Insurance Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive as partial consideration for its contribution of assets to BHF future payments from BHF, equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or are deemed to, realize as a result of the utilization of Brighthouse Financial, Inc. and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2019 and 2018, included in other liabilities.
The Company also entered into the Tax Separation Agreement. Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In October 2017, MetLife paid $729 million to Brighthouse Financial under the Tax Separation Agreement. At December 31, 2017, the current income tax recoverable included $873 million related to this agreement. In November 2018, MetLife paid $909 million to Brighthouse Financial under the Tax Separation Agreement. In November 2019, Brighthouse Financial paid MetLife $3 million under the Tax Separation Agreement. At December 31, 2019, the current income tax recoverable included $130 million payable to MetLife related to this agreement.
14. Earnings Per Common Share
The following table sets forth the calculation of earnings per common share:

	Years Ended December 31,
	2019	2018	2017
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(761)	$865	$(378)

Weighted average common shares outstanding — basic	112,508,650	119,386,280	119,773,106
Dilutive effect of share-based awards	—	441,198	—
Weighted average common shares outstanding — diluted	112,508,650	119,827,478	119,773,106

Earnings per common share:
Basic	$(6.76)	$7.24	$(3.16)
Diluted	$(6.76)	$7.21	$(3.16)

For the year ended December 31, 2018, weighted average shares used for calculating diluted earnings per common share excludes 217,990 out-of-the-money stock options as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the periods presented. See Note 10 for further information on share-based compensation plans.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2019.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of December 31, 2019, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)

Group Annuity Class Action
Leroy and Geraldine Atkins v. Brighthouse Life Insurance Company, Brighthouse Financial, Inc., et al. (U.S. District Court, District of Nevada, filed November 18, 2019). Plaintiffs have filed a purported class action lawsuit against Brighthouse Life Insurance Company, Brighthouse Financial, Inc., MetLife, Inc. and Metropolitan Life Insurance Company relating to the pension closeout business. Plaintiffs allege that annuity benefits were due but have not been paid.  Plaintiffs also allege they were not able to obtain information as to the group annuity contract and the benefit other than what was on a benefit election form. Plaintiffs seek to represent a class of all annuitants and their designated beneficiaries who were due annuity payments pursuant to group annuity contracts purchased from defendants by sponsors of employer provided defined benefit plans. Plaintiffs allege the defendants failed to timely contact, notify and pay overdue annuity benefits and interest to retirees. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing (contract and tort), unjust enrichment, conversion and breach of fiduciary duty. The Company intends to vigorously defend the matter.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $206 million and $492 million at December 31, 2019 and 2018, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion and $1.9 billion at December 31, 2019 and 2018, respectively.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)

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
The Company’s recorded liabilities were $1 million and $2 million at December 31, 2019 and 2018, respectively, for indemnities, guarantees and commitments.
16. Related Party Transactions
The Company had not historically operated as a stand-alone business prior to the Separation, and as a result had various existing arrangements with MetLife for services necessary to conduct its activities. Certain of such services continued, as provided for under a master service agreement and various transition services agreements entered into in connection with the Separation. MetLife was no longer considered a related party upon the completion of the MetLife Divestiture on June 14, 2018. All of the MetLife transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 for information regarding the MetLife Divestiture and Note 11 for amounts related to transition services from MetLife.
Non-Broker-Dealer Transactions
The following table summarizes income and expense from transactions with MetLife (excluding broker-dealer transactions) for the years indicated:

	Years Ended December 31,
	2018	2017
	(In millions)
Income	$(182)	$(606)
Expense	$133	$378

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
Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for these services through a transition services agreement and the costs are allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred with MetLife prior to the MetLife Divestiture under these arrangements, that were considered related party expenses, were $186 million and $390 million for the years ended December 31, 2018 and 2017, respectively, and were recorded in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Related Party Transactions (continued)

Broker-Dealer Transactions
Beginning in March 2017, Brighthouse Securities, LLC, a registered broker-dealer affiliate, began distributing the Company’s existing and future registered annuity and life products, and the MetLife broker-dealers discontinued such distributions. Prior to March 2017, the Company recognized related party revenues and expenses arising from transactions with MetLife broker-dealers that previously sold the Company’s registered annuity and life products. The related party expense for the Company was commissions collected on the sale of variable products by the Company and passed through to the broker-dealer. The related party revenue for the Company was fee income from trusts and mutual funds whose shares serve as investment options of policyholders of the Company. Fee income received related to these transactions and recorded in other revenues was $43 million for the year ended December 31, 2017. Commission expenses incurred related to these transactions and recorded in other expenses was $129 million for the year ended December 31, 2017.
17. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2019 and 2018 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2019
Total revenues	$691	$2,370	$3,187	$306
Total expenses	$1,644	$1,901	$2,383	$1,678
Net income (loss)	$(735)	$384	$685	$(1,069)
Less: Net Income (loss) attributable to noncontrolling interests	$2	$—	$2	$1
Net income (loss) attributable to Brighthouse Financial, Inc.	$(737)	$384	$683	$(1,070)
Less: Preferred stock dividends	$—	$7	$7	$7
Net Income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(737)	$377	$676	$(1,077)
Basic earnings per common share (1)	$(6.31)	$3.28	$6.09	$(10.02)
Diluted earnings per common share (1)	$(6.31)	$3.27	$6.06	$(10.02)
2018
Total revenues	$1,815	$1,702	$1,422	$4,026
Total expenses	$1,928	$2,019	$1,790	$2,239
Net income (loss)	$(65)	$(238)	$(269)	$1,442
Less: Net Income (loss) attributable to noncontrolling interests	$2	$1	$2	$—
Net income (loss) attributable to Brighthouse Financial, Inc.	$(67)	$(239)	$(271)	$1,442
Less: Preferred stock dividends	$—	$—	$—	$—
Net Income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(67)	$(239)	$(271)	$1,442
Basic earnings per common share (1)	$(0.56)	$(2.01)	$(2.26)	$12.18
Diluted earnings per common share (1)	$(0.56)	$(2.01)	$(2.26)	$12.14

_______________

(1)	See Note 14 for additional information on the calculation of EPS.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

18. Subsequent Events
Dividend Transactions
On February 20, 2020, BRCD, with the explicit permission of the Delaware Commissioner received on December 30, 2019, paid a $600 million extraordinary dividend to Brighthouse Life Insurance Company.
On February 19, 2020, Brighthouse Life Insurance Company declared a $300 million ordinary cash dividend payable to BH Holdings. Such dividend has not been paid as of February 26, 2020.
On February 14, 2020, BHF declared a dividend of $412.50 per share, for a total of $7 million, on the Series A Preferred Stock, which will be paid on March 25, 2020 to stockholders of record as of March 10, 2020.
Common Stock Repurchase Authorization
On February 6, 2020, BHF authorized the repurchase of up to an additional $500 million of common stock. No common stock repurchases have been made under the February 6, 2020 authorization as of February 26, 2020. Future repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2019
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$5,529	$7,396	$7,396
State and political subdivision	3,358	4,057	4,057
Public utilities	3,328	3,766	3,766
Foreign government	1,503	1,751	1,751
All other corporate bonds	33,879	36,879	36,879
Total bonds	47,597	53,849	53,849
Mortgage-backed and asset-backed securities	16,137	16,828	16,828
Redeemable preferred stock	345	359	359
Total fixed maturity securities	64,079	71,036	71,036
Equity securities:
Non-redeemable preferred stock	127	129	129
Common stock:
Industrial, miscellaneous and all other	10	15	15
Public utilities	—	3	3
Total equity securities	137	147	147
Mortgage loans	15,753		15,753
Policy loans	1,292		1,292
Limited partnerships and LLCs	2,380		2,380
Short-term investments	1,958		1,958
Other invested assets	3,216		3,216
Total investments	$88,815		$95,782
_______________

(1)
Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments from other-than-temporary declines in estimated fair value that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for limited partnerships and LLCs, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2019 and 2018
(In millions, except share and per share data)

	2019	2018
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $44 and $235, respectively)	$44	$232
Short-term investments, principally at estimated fair value	459	—
Investment in subsidiary	20,222	18,086
Total investments	20,725	18,318
Cash and cash equivalents	212	461
Premiums and other receivables	199	190
Current income tax recoverable	36	7
Deferred income tax receivable	8	5
Other assets	7	7
Total assets	$21,187	$18,988
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$4,676	$4,232
Other liabilities	339	338
Total liabilities	5,015	4,570
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $425 aggregate liquidation preference at December 31, 2019	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,647,871 and 120,448,018 shares issued, respectively; 106,027,301 and 117,532,336 shares outstanding, respectively	1	1
Additional paid-in capital	12,908	12,473
Retained earnings (deficit)	585	1,346
Treasury stock, at cost; 14,620,570 and 2,915,682 shares, respectively	(562)	(118)
Accumulated other comprehensive income (loss)	3,240	716
Total stockholders’ equity	16,172	14,418
Total liabilities and stockholders’ equity	$21,187	$18,988
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Condensed Statements of Operations
Revenues
Equity in earnings (losses) of subsidiaries	$(602)	$1,003	$(566)
Net investment income	20	10	6
Other revenues	24	5	221
Net derivative gains (losses)	—	—	2
Total revenues	(558)	1,018	(337)
Expenses
Credit facility fees	10	7	16
Other expenses	209	176	76
Total expenses	219	183	92
Income (loss) before provision for income tax	(777)	835	(429)
Provision for income tax expense (benefit)	(37)	(30)	(51)
Net income (loss)	(740)	865	(378)
Less: Preferred stock dividends	21	—	—
Net income (loss) available to common shareholders	$(761)	$865	$(378)
Comprehensive income (loss)	$1,784	$(16)	$33

See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$(740)	$865	$(378)
Equity in (earnings) losses of subsidiaries	602	(1,003)	566
Distribution from subsidiary	195	52	50
Other, net	(16)	7	(252)
Net cash provided by (used in) operating activities	41	(79)	(14)
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	194	3	510
Purchases of fixed maturity securities	(4)	—	(749)
Capital contributions to subsidiary	(412)	(208)	(1,300)
Net change in short-term investments	(455)	—	—
Net cash provided by (used in) investing activities	(677)	(205)	(1,539)
Cash flows from financing activities
Long-term and short-term debt issued	2,156	893	3,724
Long-term and short-term debt repaid	(1,716)	(351)	—
Debt issuance costs	—	(12)	(39)
Treasury stock acquired in connection with share repurchases	(442)	(105)	—
Preferred stock issued, net of issuance costs	412	—	—
Dividends on preferred stock	(21)	—	—
Distribution to MetLife, Inc.	—	—	(1,798)
Credit facility fees	(2)	(6)	(8)
Net cash provided by (used in) financing activities	387	419	1,879
Change in cash and cash equivalents	(249)	135	326
Cash and cash equivalents, beginning of year	461	326	—
Cash and cash equivalents, end of year	$212	$461	$326

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$187	$158	$67
Income tax:
Cash received from MetLife, Inc. for income tax	$—	$(7)	$—
Income tax paid (received) by Brighthouse Financial, Inc.	(4)	1	1
Net cash paid (received) for income tax	$(4)	$(6)	$1
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
During the years ended December 31, 2019, 2018 and 2017, BHF made cash capital contributions of $412 million, $208 million and $1.3 billion, respectively, to BH Holdings and received cash distributions of $195 million, $52 million and $50 million, respectively, from BH Holdings.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

			December 31,
	Interest Rate	Maturity	2019	2018
			(In millions)
Senior notes — unaffiliated (1)	3.70%	2027	$1,492	$1,490
Senior notes — unaffiliated (1)	4.70%	2047	1,478	1,478
Term loans — unaffiliated	LIBOR plus 1.5%	2024	1,000	600
Junior subordinated debentures — unaffiliated (1)	6.25%	2058	363	361
Total long-term debt			4,333	3,929
Short-term intercompany loans			343	303
Total long-term and short-term debt			$4,676	$4,232

_______________

(1)
Includes unamortized debt issuance costs and debt discount totaling $42 million and $46 million at December 31, 2019 and 2018, respectively, for the senior notes due 2027 and 2047 and junior subordinated debentures due 2058 on a combined basis.

The aggregate maturities of long-term and short-term debt at December 31, 2019 were $343 million in 2020, $0 in each of 2021, 2022 and 2023, $1.0 billion in 2024 and $3.4 billion thereafter.
Interest expense related to long-term and short-term debt of $191 million, $157 million and $75 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in other expenses.

Brighthouse Financial, Inc.
Schedule II
Notes to the Condensed Financial Information (continued)
(Parent Company Only)

Senior Notes and Junior Subordinated Debentures
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.
Credit Facilities
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding BHF’s credit facilities, including the unaffiliated term loans.
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
During the years ended December 31, 2019, 2018 and 2017, BHF borrowed $1.2 billion, $478 million and $136 million, respectively, from certain of its non-insurance subsidiaries and repaid $1.1 billion, $311 million and $0 of such borrowings during the years ended December 31, 2019, 2018 and 2017. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2019, 2018 and 2017 was 0.95%, 1.80% and 0.73%, respectively.
Intercompany Liquidity Facilities
BHF has established an intercompany liquidity facility with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under the facility, which is comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. For each insurance subsidiary, the borrowing and lending limit is 3% of the respective insurance subsidiary’s statutory admitted assets as of the previous year end. For BHF and each non-insurance subsidiary, the borrowing and lending limit is based on a formula tied to the statutory admitted assets of the respective insurance subsidiaries. During the years ended December 31, 2019 and 2017, there were no borrowings or repayments under this facility. In the second quarter of 2018, BHF borrowed $40 million from NELICO under this liquidity facility and repaid such borrowing in the third quarter of 2018.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2019 and 2018
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2019
Annuities	$4,327	$9,073	$34,770	$—	$88
Life	1,019	5,832	3,128	13	335
Run-off	5	20,192	7,872	—	151
Corporate & Other	97	7,700	1	6	—
Total	$5,448	$42,797	$45,771	$19	$574
2018
Annuities	$4,550	$8,814	$28,619	$—	$91
Life	1,051	5,546	3,239	14	277
Run-off	5	17,253	8,195	—	107
Corporate & Other	111	7,596	1	6	—
Total	$5,717	$39,209	$40,054	$20	$475
_______________

(1)	Amounts are included within the future policy benefits and other policy-related balances column.

(2)	Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2019, 2018 and 2017
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2019
Annuities	$2,788	$1,797	$1,414	$363	$1,676
Life	871	434	824	5	211
Run-off	718	1,273	2,436	—	200
Corporate & Other	85	75	59	14	404
Total	$4,462	$3,579	$4,733	$382	$2,491
2018
Annuities	$2,947	$1,522	$1,597	$944	$1,629
Life	927	447	768	90	241
Run-off	776	1,312	1,922	—	202
Corporate & Other	85	57	64	16	503
Total	$4,735	$3,338	$4,351	$1,050	$2,575
2017
Annuities	$3,000	$1,252	$2,130	$(23)	$1,565
Life	951	327	820	223	265
Run-off	714	1,358	1,735	7	279
Corporate & Other	96	141	62	20	374
Total	$4,761	$3,078	$4,747	$227	$2,483
_______________

(1)	See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2019, 2018 and 2017
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2019
Life insurance in-force	$568,120	$175,728	$7,153	$399,545	1.8%
Insurance premium
Life insurance (1)	$1,424	$556	$10	$878	1.1%
Accident & health insurance	227	223	—	4	—%
Total insurance premium	$1,651	$779	$10	$882	1.1%
2018
Life insurance in-force	$597,694	$191,083	$7,458	$414,069	1.8%
Insurance premium
Life insurance (1)	$1,468	$580	$11	$899	1.2%
Accident & health insurance	231	230	—	1	—%
Total insurance premium	$1,699	$810	$11	$900	1.2%
2017
Life insurance in-force	$629,367	$206,304	$6,879	$429,942	1.6%
Insurance premium
Life insurance (1)	$1,557	$711	$11	$857	1.3%
Accident & health insurance	238	232	—	6	—%
Total insurance premium	$1,795	$943	$11	$863	1.3%
_______________

(1)	Includes annuities with life contingencies.
All of the transactions reported as related party activity occurred prior to the MetLife Divestiture. See Note 1 regarding the MetLife Divestiture. For the year ended December 31, 2018, reinsurance ceded and assumed included related party transactions for life insurance premiums of $201 million and $6 million, respectively. For the year ended December 31, 2017, reinsurance ceded and assumed included related party transactions for life insurance in-force of $17.1 billion and $6.9 billion, respectively, and life insurance premiums of $537 million and $11 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements.

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
February 26, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2020 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2020 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2020 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2020 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the 2020 Proxy Statement, which information is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”

2.	Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”

3.	Exhibits: The exhibits are listed in the “Exhibit Index” below. Entries marked by the symbol # next to the exhibit’s number identify management contracts or compensation plans or arrangements.

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

2.1
Master Separation Agreement, dated as of August 4, 2017, by and between MetLife, Inc. and Brighthouse Financial, Inc., is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 9, 2017 (our “August 9, 2017 8-K”).

3.1	Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc., is incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
3.2
Certificate of Designations of Brighthouse Financial, Inc., with respect to the 6.600% Non-Cumulative Preferred Stock, Series A, dated March 20, 2019, filed with the Secretary of State of the State of Delaware and effective March 20, 2019 (the “Certificate of Designations”) is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed March 25, 2019 (our “March 25, 2019 8-K”).

3.3	Amended and Restated Bylaws of Brighthouse Financial, Inc., is incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
4.1
Indenture, dated as of June 22, 2017, among Brighthouse Financial, Inc., MetLife, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to Amendment No. 4 to our Registration Statement on Form 10, filed on June 23, 2017.

4.2	Form of 3.700% Senior Note due 2027 and 4.700% Senior Note due 2047 (included in Exhibit B to Exhibit 4.1).
4.3
Junior Subordinated Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 12, 2018 (our “September 12, 2018 8-K”).

4.3.1
First Supplemental Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to our September 12, 2018 8-K.

4.4	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.3.1).
4.5	Certificate of Designations is incorporated by reference to Exhibit 4.1 to our March 25, 2019 8-K.
4.6
Deposit Agreement, dated as of March 25, 2019, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein is incorporated by reference to Exhibit 4.2 to our March 25, 2019 8-K.

4.7	Form of depositary receipt evidencing the depositary shares (included as Exhibit A to Exhibit 4.6).
4.8*	Description of Securities.
10.1
Transition Services Agreement, dated as of January 1, 2017, between MetLife Services and Solutions, LLC and Brighthouse Services, LLC and for purposes of Article VIII only, MetLife, Inc. and Brighthouse Financial, Inc., is incorporated by reference to Exhibit 10.1 to our August 9, 2017 8-K.

10.2
First Amended and Restated Investment Management Agreement, dated as of July 17, 2019, between Brighthouse Services, LLC and MetLife Investment Management, LLC is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed August 6, 2019.

10.3	Tax Receivables Agreement, dated as of July 27, 2017, between MetLife, Inc. and Brighthouse Financial, Inc., is incorporated by reference to Exhibit 10.5 to our August 9, 2017 8-K.
10.4
Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its Affiliates and Brighthouse Financial, Inc. and its Affiliates, is incorporated by reference to Exhibit 10.6 to our August 9, 2017 8-K.

10.5
Amended and Restated Revolving Credit Agreement, dated as of May 7, 2019, among Brighthouse Financial, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on May 7, 2019.

10.6
Term Loan Agreement, dated as of February 1, 2019, among Brighthouse Financial, Inc., JP Morgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 5, 2019.

10.6.1
First Amendment to Term Loan Agreement, dated as of May 31, 2019, by and among Brighthouse Financial, Inc., the banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.

10.7#	Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
10.7.1#	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
10.7.2#
Amendment Number Two to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K, filed on March 16, 2018 (our “2017 Annual Report”).

10.8#*	Amended and Restated Brighthouse Services, LLC Short-Term Incentive Plan, as amended February 21, 2019.
10.9#	Brighthouse Services, LLC Voluntary Deferred Compensation Plan, effective January 1, 2018, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.
10.9.1#	Amendment Number One to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.11.1 to our 2017 Annual Report.
10.9.2#	Amendment Number Two to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.10.2 to our 2018 Annual Report.
10.10#*	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”).
10.11#
Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”) is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed February 26, 2019 (our “2018 Annual Report”).

10.12#	Brighthouse Financial, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8, filed on May 25, 2018 (our “Form S-8”).
10.12.1#	Amendment Number One to the Brighthouse Financial, Inc. Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.6 to our Form S-8.
10.12.2#*	Amendment Number Two to the Brighthouse Financial, Inc. Employee Stock Purchase Plan.
10.13#
Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan, as restated, is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 24, 2018 (the “May 24, 2018 8-K”).

10.14#	Form of Performance Share Unit Agreement (Employee Plan), for awards granted before February 13, 2019, is incorporated by reference to Exhibit 10.4 to the May 24, 2018 8-K.
10.15#	Form of Performance Share Unit Agreement (Employee Plan) for awards granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.15 to our 2018 Annual Report.
10.16#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting granted before February 13, 2019 is incorporated by reference to Exhibit 10.5 to the May 24, 2018 8-K.
10.17#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.17 to our 2018 Annual Report.
10.18#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.18 to our 2018 Annual Report.
10.19#	Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards granted before February 13, 2019 is incorporated by reference to Exhibit 10.6 to the May 24, 2018 8-K.
10.20#
Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.20 to our 2018 Annual Report.

10.21#	Award Agreement Supplement (Employee Plan), as amended, for awards with ratable vesting granted before February 13, 2019 is incorporated by reference to Exhibit 10.21 to our 2018 Annual Report.
10.22#	Award Agreement Supplement (Employee Plan) for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.22 to our 2018 Annual Report.
10.23#	Award Agreement Supplement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.23 to our 2018 Annual Report.

10.24#	Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan) for awards granted prior to November 14, 2019 is incorporated by reference to Exhibit 10.10 to the May 24, 2018 8-K.
10.25#	Non-Management Director Award Agreement Supplement (Director Plan) for awards granted prior to November 14, 2019 is incorporated by reference to Exhibit 10.11 to the May 24, 2018 8-K.
10.26#*	Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan), as amended November 14, 2019.
10.27#*	Form of Non-Management Director Award Agreement Supplement (Director Plan), as amended November 14, 2019.
10.28#	Brighthouse Financial Blue Relocation Policy, as amended July 1, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.
10.29#	Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019.
10.30#	Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018.
10.31#	Brighthouse Services, LLC Limited Death Benefit Plan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 23, 2019.
10.32#*	Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors.
10.33#
Letter Agreement, entered into June 8, 2018, by and between Peter Carlson and Brighthouse Services, LLC is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 8, 2018.

10.34#
Separation Agreement, Waiver and General Release, dated March 15, 2019, between Brighthouse Services, LLC and Anant Bhalla is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 18, 2019.

10.35#	Offer Letter, dated as of July 24, 2019, between Brighthouse Services, LLC and Edward Spehar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 24, 2019.
21.1*	List of Subsidiaries as of December 31, 2019.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By		/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2020
Eric T. Steigerwalt
/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Edward A. Spehar
/s/ Lynn A. Dumais	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
Lynn A. Dumais
/s/ Irene Chang Britt	Director	February 26, 2020
Irene Chang Britt
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 26, 2020
C. Edward Chaplin
/s/ Eileen A. Mallesch	Director	February 26, 2020
Eileen A. Mallesch
/s/ Margaret M. McCarthy	Director	February 26, 2020
Margaret M. McCarthy
/s/ Diane E. Offereins	Director	February 26, 2020
Diane E. Offereins
/s/ Patrick J. Shouvlin	Director	February 26, 2020
Patrick J. Shouvlin
/s/ William F. Wallace	Director	February 26, 2020
William F. Wallace
/s/ Paul M. Wetzel	Director	February 26, 2020
Paul M. Wetzel