Form 10-Q
period 2020-03-31
Brighthouse Financial, Inc.
filed 2020-05-11
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 7, 2020, 93,844,031 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2020 (Unaudited) and December 31, 2019 and for the Three Months Ended March 31, 2020 and 2019 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	23
	Note 6 — Fair Value	28
	Note 7 — Equity	36
	Note 8 — Other Revenues and Other Expenses	38
	Note 9 — Earnings Per Common Share	39
	Note 10 — Contingencies, Commitments and Guarantees	39
	Note 11 — Subsequent Events	41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81
Item 4.	Controls and Procedures	81

Part II — Other Information
Item 1.	Legal Proceedings	82
Item 1A.	Risk Factors	82
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 6.	Exhibits	84

Signature		85

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $65,237 and $64,079, respectively; allowance for credit losses of $10 and $0, respectively)	$71,302	$71,036
Equity securities, at estimated fair value	122	147
Mortgage loans (net of allowance for credit losses of $69 and $64, respectively)	15,547	15,753
Policy loans	1,250	1,292
Limited partnerships and limited liability companies	2,505	2,380
Short-term investments, principally at estimated fair value	4,348	1,958
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	9,658	3,216
Total investments	104,732	95,782
Cash and cash equivalents	8,930	2,877
Accrued investment income	868	684
Premiums, reinsurance and other receivables	14,994	14,760
Deferred policy acquisition costs and value of business acquired	4,862	5,448
Current income tax recoverable	9	17
Other assets	550	584
Separate account assets	89,008	107,107
Total assets	$223,953	$227,259
Liabilities and Equity
Liabilities
Future policy benefits	$40,653	$39,686
Policyholder account balances	47,288	45,771
Other policy-related balances	3,169	3,111
Payables for collateral under securities loaned and other transactions	10,988	4,391
Long-term debt	4,365	4,365
Deferred income tax liability	2,482	1,355
Other liabilities	5,561	5,236
Separate account liabilities	89,008	107,107
Total liabilities	203,514	211,022
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $425 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,867,313 and 120,647,871 shares issued, respectively; 100,502,488 and 106,027,301 shares outstanding, respectively	1	1
Additional paid-in capital	12,911	12,908
Retained earnings (deficit)	5,521	585
Treasury stock, at cost; 20,364,825 and 14,620,570 shares, respectively	(706)	(562)
Accumulated other comprehensive income (loss)	2,647	3,240
Total Brighthouse Financial, Inc.’s stockholders’ equity	20,374	16,172
Noncontrolling interests	65	65
Total equity	20,439	16,237
Total liabilities and equity	$223,953	$227,259
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Premiums	$198	$227
Universal life and investment-type product policy fees	886	875
Net investment income	916	811
Other revenues	102	92
Net investment gains (losses)	(19)	(11)
Net derivative gains (losses)	6,902	(1,303)
Total revenues	8,985	691
Expenses
Policyholder benefits and claims	1,187	772
Interest credited to policyholder account balances	259	258
Amortization of deferred policy acquisition costs and value of business acquired	770	22
Other expenses	517	592
Total expenses	2,733	1,644
Income (loss) before provision for income tax	6,252	(953)
Provision for income tax expense (benefit)	1,293	(218)
Net income (loss)	4,959	(735)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	4,957	(737)
Less: Preferred stock dividends	7	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$4,950	$(737)
Comprehensive income (loss)	$4,366	$219
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$4,364	$217

Earnings per common share
Basic	$47.26	$(6.31)
Diluted	$47.11	$(6.31)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Treasury stock acquired in connection with share repurchases					(142)		(142)		(142)
Share-based compensation			3		(2)		1		1
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				4,957			4,957	2	4,959
Other comprehensive income (loss), net of income tax						(596)	(596)		(596)
Balance at March 31, 2020	$—	$1	$12,911	$5,521	$(706)	$2,647	$20,374	$65	$20,439

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(52)		(52)		(52)
Share-based compensation			4				4		4
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(737)			(737)	2	(735)
Other comprehensive income (loss), net of income tax						954	954		954
Balance at March 31, 2019	$—	$1	$12,889	$609	$(170)	$1,670	$14,999	$65	$15,064
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$96	$376
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	1,674	4,100
Equity securities	14	6
Mortgage loans	481	263
Limited partnerships and limited liability companies	69	77
Purchases of:
Fixed maturity securities	(2,541)	(3,830)
Mortgage loans	(279)	(1,076)
Limited partnerships and limited liability companies	(178)	(110)
Cash received in connection with freestanding derivatives	3,412	316
Cash paid in connection with freestanding derivatives	(1,807)	(310)
Net change in policy loans	41	36
Net change in short-term investments	(2,387)	(799)
Net change in other invested assets	17	55
Net cash provided by (used in) investing activities	(1,484)	(1,272)
Cash flows from financing activities
Policyholder account balances:
Deposits	1,974	1,858
Withdrawals	(478)	(911)
Net change in payables for collateral under securities loaned and other transactions	6,597	(1,067)
Long-term debt issued	—	1,000
Long-term debt repaid	—	(600)
Preferred stock issued, net of issuance costs	—	412
Dividends on preferred stock	(7)	—
Treasury stock acquired in connection with share repurchases	(142)	(52)
Financing element on certain derivative instruments and other derivative related transactions, net	(486)	(11)
Other, net	(17)	(14)
Net cash provided by (used in) financing activities	7,441	615
Change in cash, cash equivalents and restricted cash	6,053	(281)
Cash, cash equivalents and restricted cash, beginning of period	2,877	4,145
Cash, cash equivalents and restricted cash, end of period	$8,930	$3,864
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$15	$12
Income tax	$—	$(1)

See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Financial” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries. Brighthouse Financial, Inc. (“BHF”) is a holding company formed in 2016 to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s former retail segment until becoming a separate, publicly-traded company in August 2017. Brighthouse Financial is one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Reclassifications
Certain amounts in the prior year periods’ interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current period presentation as may be discussed when applicable in the Notes to the Interim Condensed Consolidated Financial Statements.
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2019 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2019 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs adopted as of March 31, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”)
The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than-temporary impairment on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses.
January 1, 2020 using the modified retrospective method
The Company recorded an after tax net decrease to retained earnings of $14 million and a net increase to accumulated other comprehensive income (loss) (“AOCI”) of $3 million for the cumulative effect of adoption. The adjustment included establishing or updating the allowance for credit losses on fixed maturity securities, mortgage loans, and other invested assets.

ASUs issued but not yet adopted as of March 31, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts
The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
January 1, 2022
The Company is in the early stages of evaluating the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.

CARES Act
In response to the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”), on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act contains numerous provisions intended to provide swift aid, including through tax relief, to businesses and individuals affected by the COVID-19 pandemic. The Company does not believe that the CARES Act will have a material impact to its consolidated financial statements at this time. The Company will continue to closely monitor developments related to the COVID-19 pandemic and the CARES Act.

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

•
Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and

•	Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for the adjustments to calculate adjusted earnings described above. In addition, segment accounting policies include the methods of capital allocation described below.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$389	$13	$(90)	$(59)	$253
Provision for income tax expense (benefit)	73	2	(20)	(22)	33
Post-tax adjusted earnings	316	11	(70)	(37)	220
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$316	$11	$(70)	$(46)	211
Adjustments for:
Net investment gains (losses)					(19)
Net derivative gains (losses)					6,902
Other adjustments to net income (loss)					(884)
Provision for income tax (expense) benefit					(1,260)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$4,950

Interest revenue	$460	$116	$324	$20
Interest expense	$—	$—	$—	$47

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$361	$31	$(46)	$(72)	$274
Provision for income tax expense (benefit)	66	6	(10)	(22)	40
Post-tax adjusted earnings	295	25	(36)	(50)	234
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	—	—
Adjusted earnings	$295	$25	$(36)	$(52)	232
Adjustments for:
Net investment gains (losses)					(11)
Net derivative gains (losses)					(1,303)
Other adjustments to net income (loss)					87
Provision for income tax (expense) benefit					258
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(737)

Interest revenue	$421	$97	$276	$17
Interest expense	$—	$—	$—	$47

Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Annuities	$1,151	$1,117
Life	354	303
Run-off	493	476
Corporate & Other	42	43
Adjustments	6,945	(1,248)
Total	$8,985	$691

Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Annuities	$146,897	$156,965
Life	20,923	21,876
Run-off	36,510	35,112
Corporate & Other	19,623	13,306
Total	$223,953	$227,259

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMABs”), the non-life-contingent portion of guaranteed minimum withdrawal benefits (“GMWBs”) and the portion of certain GMIBs that do not require annuitization are accounted for as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$87,549		$50,267		$104,271		$59,859
Separate account value	$82,557		$49,065		$99,385		$58,694
Net amount at risk	$12,998	(4)	$10,402	(5)	$6,671	(4)	$4,750	(5)
Average attained age of contract holders	68 years		68 years		68 years		68 years

	March 31, 2020	December 31, 2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,917	$5,957
Net amount at risk (6)	$70,588	$71,124
Average attained age of policyholders	66 years	66 years

Variable Life Contracts
Total account value (3)	$3,247	$3,526
Net amount at risk (6)	$21,146	$21,325
Average attained age of policyholders	51 years	50 years
_______________

(1)	The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.

(2)
Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.

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

4. Investments
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies. In connection with the adoption of new guidance related to the credit losses (see Note 1), effective January 1, 2020, the Company updated its accounting policies on certain investments. Any accounting policy updates required by the new guidance are described in this footnote.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$29,146	$8	$2,343	$811	$30,670	$28,375	$—	$2,852	$67	$31,160
Foreign corporate	9,335	1	352	442	9,244	9,177	—	741	74	9,844
RMBS	8,408	—	544	52	8,900	8,692	—	438	12	9,118
U.S. government and agency	5,669	—	3,257	—	8,926	5,529	—	1,869	2	7,396
CMBS	5,601	—	225	81	5,745	5,500	—	264	9	5,755
State and political subdivision	3,401	—	748	6	4,143	3,358	—	701	2	4,057
ABS	2,170	—	13	156	2,027	1,945	—	21	11	1,955
Foreign government	1,507	1	182	41	1,647	1,503	—	250	2	1,751
Total fixed maturity securities	$65,237	$10	$7,664	$1,589	$71,302	$64,079	$—	$7,136	$179	$71,036

The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million at March 31, 2020. The Company did not hold any non-income producing fixed maturity securities at December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,960	$7,149	$12,984	$26,965	$16,179	$65,237
Estimated fair value	$1,950	$7,100	$13,122	$32,458	$16,672	$71,302

_______________

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
Continuous Gross Unrealized Losses for Fixed Maturity Securities by Sector
The estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position, by sector and by length of time that the securities have been in a continuous unrealized loss position, were as follows at:

	March 31, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,683	$756	$277	$55	$2,017	$44	$326	$23
Foreign corporate	3,756	318	550	124	576	12	561	62
RMBS	992	50	19	2	857	8	386	4
U.S. government and agency	73	—	—	—	40	2	—	—
CMBS	1,560	78	143	3	559	7	171	2
State and political subdivision	136	6	—	—	143	2	8	—
ABS	1,197	92	522	64	362	2	676	9
Foreign government	493	40	4	1	65	2	—	—
Total fixed maturity securities	$16,890	$1,340	$1,515	$249	$4,619	$79	$2,128	$100
Total number of securities in an unrealized loss position	2,896		275		720		302

Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (loss) (“OCI”).
Once a security specific allowance for credit losses is established, the present value of cash flows expected to be collected from the security continues to be reassessed. Any changes in the security specific allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in net investment gains (losses).
Fixed maturity securities are also evaluated to determine whether any amounts have become uncollectible. When all, or a portion, of a security is deemed uncollectible, the uncollectible portion is written-off with an adjustment to amortized cost and a corresponding reduction to the allowance for credit losses.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $528 million at March 31, 2020 and is included in accrued investment income.
Fixed maturity securities are also evaluated to determine if they qualify as purchased financial assets with credit deterioration (“PCD”). To determine if the credit deterioration experienced since origination is more than insignificant, both (i) the extent of the credit deterioration and (ii) any rating agency downgrades are evaluated. For securities categorized as PCD assets, the present value of cash flows expected to be collected from the security are compared to the par value of the security. If the present value of cash flows expected to be collected is less than the par value, credit losses are embedded in the purchase price of the PCD asset. In this situation, both an allowance for credit losses and amortized cost gross-up is recorded, limited by the amount that the estimated fair value is less than the grossed-up amortized cost basis. Any difference between the purchase price and the present value of cash flows is amortized or accreted into net investment income over the life of the PCD asset. Any subsequent PCD asset allowance for credit losses is evaluated in a manner similar to the process described above for fixed maturity securities.
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $10 million, relating to 21 securities at March 31, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	Total
	(In millions)
Balance at January 1, 2020	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	8	—	1	9
Allowance on securities that had an allowance recorded in a previous period	—	1	—	1
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance at March 31, 2020	$8	$1	$1	$10
_______________

(1)	The Company recorded total write-offs of $12 million during the three months ended March 31, 2020.
PCD Fixed Maturity Securities
The Company did not purchase any PCD fixed maturity securities during the three months ended March 31, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,512	61.2%	$9,721	61.7%
Agricultural	3,403	21.9	3,388	21.5
Residential	2,701	17.3	2,708	17.2
Total mortgage loans (1)	15,616	100.4	15,817	100.4
Allowance for credit losses	(69)	(0.4)	(64)	(0.4)
Total mortgage loans, net	$15,547	100.0%	$15,753	100.0%
_______________

(1)
Purchases of mortgage loans from third parties were $157 million and $477 million for the three months ended March 31, 2020 and 2019, respectively, and were primarily comprised of residential mortgage loans.

Allowance for Credit Losses for Mortgage Loans
Evaluation and Measurement Methodologies
The allowance for credit losses is a valuation account that is deducted from the mortgage loan’s amortized cost basis to present the net amount expected to be collected on the mortgage loan. The loan balance, or a portion of the loan balance, is written-off against the allowance when management believes this amount is uncollectible.
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans totaled $77 million at March 31, 2020 and is included in accrued investment income.
The allowance for credit losses is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for estimating expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics and environmental conditions. A reasonable and supportable forecast period of two-years is used with an input reversion period of one-year.
Mortgage loans are evaluated in each of the three portfolio segments to determine the allowance for credit losses. The loan-level loss rates are determined using individual loan terms and characteristics, risk pools/internal ratings, national economic forecasts, prepayment speeds, and estimated default and loss severity. The resulting loss rates are applied to the mortgage loan’s amortized cost to generate an allowance for credit losses. In certain situations, the allowance for credit losses is measured as the difference between the loan’s amortized cost and liquidation value of the collateral. These situations include collateral dependent loans, expected troubled debt restructurings (“TDRs”), foreclosure probable loans, and loans with dissimilar risk characteristics.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Mortgage loans are also evaluated to determine if they qualify as PCD assets. To determine if the credit deterioration experienced since origination is more than insignificant, the extent of credit deterioration is evaluated. All re-performing/modified loan (“RPL”) pools purchased after December 31, 2019 are determined to have been acquired with evidence of more than insignificant credit deterioration since origination and are classified as PCD assets. RPLs are pools of residential mortgage loans acquired at discounts which have both credit and non-credit components. For PCD mortgage loans, the allowance for credit losses is determined using a similar methodology described above, except the loss-rate is determined at the pool level instead of the individual loan level. The initial allowance for credit losses, determined on a collective basis, is then allocated to the individual loans. The initial amortized cost of the loan is grossed-up to reflect the sum of the loan’s purchase price and allowance for credit losses. The difference between the grossed-up amortized cost basis and the par value of the loan is a noncredit discount, which is accreted into net investment income over the remaining life of the loan. Any subsequent PCD mortgage loan allowance for credit losses is evaluated in a manner similar to the process described above for each of the three portfolio segments.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	7	15	2
Balance at January 1, 2020	27	17	22	66
Current period provision	—	1	2	3
Balance at March 31, 2020	$27	$18	$24	$69

PCD Mortgage Loans
The Company did not purchase any PCD mortgage loans during the three months ended March 31, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
March 31, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$—	$1,829	$1,409	$717	$1,126	$3,448	$8,529
65% to 75%	—	161	200	195	100	143	799
76% to 80%	—	—	—	13	30	141	184
Total commercial mortgage loans	—	1,990	1,609	925	1,256	3,732	9,512
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	66	563	815	440	459	841	3,184
65% to 75%	2	86	16	61	36	7	208
Greater than 80%	—	—	11	—	—	—	11
Total agricultural mortgage loans	68	649	842	501	495	848	3,403
Residential mortgage loans
Performing	50	476	637	144	45	1,309	2,661
Nonperforming	—	—	1	—	1	38	40
Total residential mortgage loans	50	476	638	144	46	1,347	2,701
Total	$118	$3,115	$3,089	$1,570	$1,797	$5,927	$15,616

The loan-to-value ratio is a measure commonly used to assess the quality of commercial and agricultural mortgage loans. The loan-to-value ratio compares the amount of the loan to the estimated fair value of the underlying property collateralizing the loan and is commonly expressed as a percentage. A loan-to-value ratio less than 100% indicates an excess of collateral value over the loan amount. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. Performing status is a measure commonly used to assess the quality of residential mortgage loans. A loan is considered performing when the borrower makes consistent and timely payments.
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-Service Coverage Ratios:
Greater than 1.20x	$9,141	96.1%	$9,257	95.2%
1.00x - 1.20x	298	3.1	298	3.1
Less than 1.00x	73	0.8	166	1.7
Total	$9,512	100.0%	$9,721	100.0%

The debt-service coverage ratio compares a property’s net operating income to its debt-service payments. Debt-service coverage ratios less than 1.00 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A debt-service coverage ratio greater than 1.00 times indicates an excess of net operating income over the debt-service payments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans will not be considered past due during the period of deferral.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,512	$3,374	$2,659	$15,545
30-59 days past due	—	5	2	7
60-89 days past due	—	3	13	16
90-179 days past due	—	—	13	13
180+ days past due	—	21	14	35
Total	$9,512	$3,403	$2,701	$15,616

Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower in response to the COVID-19 pandemic, the impacted loans will not be reported as in a nonaccrual status during the period of deferral.
Mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial (2)	Agricultural (2)	Residential (2)	Total (2)
	(In millions)
Amortized cost at December 31, 2019	$—	$21	$37	$58
Amortized cost at March 31, 2020 (1)	$—	$1	$40	$41
_______________

(1)	All mortgage loans in nonaccrual status had a related allowance for credit losses.

(2)	The Company had $20 million of agricultural mortgage loans that were 90 days or more past due but were not in a nonaccrual status for the three months ended March 31, 2020.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for the three months ended March 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to non-performing mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the three months ended March 31, 2020.
Short-term modifications made on a good faith basis to borrowers who were current prior to any relief and in response to the COVID-19 pandemic are not considered TDRs. Such short-term modifications include payment deferrals, fee waivers, extension of repayment terms, or other delays in payment that are insignificant.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Leveraged Leases
The carrying value of leveraged leases at March 31, 2020 and December 31, 2019 was $51 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both March 31, 2020 and December 31, 2019, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$6,075	$6,957
Derivatives	803	245
Other	(20)	(13)
Subtotal	6,858	7,189
Amounts allocated from:
Future policy benefits	(3,192)	(2,692)
DAC, VOBA and DSI	(254)	(341)
Subtotal	(3,446)	(3,033)
Deferred income tax benefit (expense)	(717)	(873)
Net unrealized investment gains (losses)	$2,695	$3,283

The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2020
(In millions)
Balance at December 31, 2019	$3,283
Unrealized investment gains (losses) during the period	(331)
Unrealized investment gains (losses) relating to:
Future policy benefits	(500)
DAC, VOBA and DSI	87
Deferred income tax benefit (expense)	156
Balance at March 31, 2020	$2,695
Change in net unrealized investment gains (losses)	$(588)

Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2020 and December 31, 2019.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2020	December 31, 2019
	(In millions)
Securities on loan: (1)
Amortized cost	$1,961	$2,031
Estimated fair value	$3,468	$2,996
Cash collateral received from counterparties (2)	$3,584	$3,074
Reinvestment portfolio — estimated fair value	$3,642	$3,174
_______________

(1)	Included within fixed maturity securities.

(2)	Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2020				December 31, 2019
	Remaining Tenor of Securities Lending Agreements				Remaining Tenor of Securities Lending Agreements
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
(In millions)
U.S. government and agency	$1,197	$1,511	$876	$3,584	$1,279	$1,094	$701	$3,074
_______________

(1)	The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2020 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 62% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at March 31, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,390	$9,349
Invested assets held in trust (reinsurance agreements) (2)	5,052	4,561
Invested assets pledged as collateral (3)	3,279	3,641
Total invested assets on deposit, held in trust and pledged as collateral	$17,721	$17,551
_______________

(1)
The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $70 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.

(2)
The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $77 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.

(3)
The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 5).

See “— Securities Lending” for information regarding securities on loan.
Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIEs”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to (i) direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at March 31, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,696	$12,254	$13,094	$12,454
Limited partnerships and LLCs	2,021	3,251	1,907	3,080
Total	$14,717	$15,505	$15,001	$15,534

The Company’s investments in unconsolidated VIEs are described below.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds, and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities Available-for-sale” for information on these securities.
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, hedge funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 10.
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$669	$653
Equity securities	2	3
Mortgage loans	166	159
Policy loans	12	16
Limited partnerships and LLCs (1)	82	8
Cash, cash equivalents and short-term investments	23	14
Other	14	13
Total investment income	968	866
Less: Investment expenses	52	55
Net investment income	$916	$811
_______________

(1)	Includes net investment income pertaining to other limited partnership interests of $73 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fixed maturity securities	$(6)	$(15)
Equity securities	(14)	10
Mortgage loans	(4)	(4)
Limited partnerships and LLCs	(1)	(3)
Other	6	1
Total net investment gains (losses)	$(19)	$(11)

Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Proceeds	$649	$3,279
Gross investment gains	$17	$67
Gross investment losses	(6)	(82)
Net investment gains (losses)	$11	$(15)

5. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
Derivative Strategies
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. Commonly used derivative instruments include, but are not necessarily limited to:

•	Interest rate derivatives: swaps, caps, swaptions and forwards;

•	Foreign currency exchange rate derivatives: forwards and swaps;

•	Equity derivatives: options, total return swaps and variance swaps; and

•	Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$390	$114	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,825	632	2	2,765	190	27
Total qualifying hedges		3,215	746	2	3,185	212	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,060	739	7	7,559	878	29
Interest rate caps	Interest rate	3,350	1	—	3,350	2	—
Interest rate options	Interest rate	27,650	3,657	833	29,750	782	187
Interest rate forwards	Interest rate	6,656	1,439	—	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	1,038	218	13	1,051	96	15
Foreign currency forwards	Foreign currency exchange rate	142	—	1	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,898	7	13	1,635	36	—
Equity index options	Equity market	51,247	1,243	1,655	51,509	850	1,728
Equity variance swaps	Equity market	1,098	11	30	2,136	69	69
Equity total return swaps	Equity market	8,516	1,423	89	7,723	2	367
Total non-designated or non-qualifying derivatives		104,673	8,738	2,641	110,287	2,809	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	316	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	(116)	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	4,415	N/A	—	1,656
Assumed index-linked annuities	Other	N/A	—	280	N/A	—	339
Total embedded derivatives		N/A	316	4,579	N/A	217	4,248
Total		$107,888	$9,800	$7,222	$113,472	$3,238	$6,785

Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) deferred in AOCI
	(In millions)
Three Months Ended March 31, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$—	$97
Foreign currency exchange rate derivatives	—	—	11	—	463
Total cash flow hedges	1	—	12	—	560
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,921	—	—	—	—
Foreign currency exchange rate derivatives	134	(7)	—	—	—
Credit derivatives	(32)	—	—	—	—
Equity derivatives	1,964	—	—	—	—
Embedded derivatives	(79)	—	—	—	—
Total non-qualifying hedges	6,908	(7)	—	—	—
Total	$6,909	$(7)	$12	$—	$560
Three Months Ended March 31, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$22	$—	$1	$—	$—
Foreign currency exchange rate derivatives	3	—	8	—	(34)
Total cash flow hedges	25	—	9	—	(34)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	332	—	—	—	—
Foreign currency exchange rate derivatives	(8)	—	—	—	—
Credit derivatives	18	—	—	—	—
Equity derivatives	(1,446)	—	—	—	—
Embedded derivatives	(224)	—	—	—	—
Total non-qualifying hedges	(1,328)	—	—	—	—
Total	$(1,303)	$—	$9	$—	$(34)
At March 31, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $803 million and $245 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$3	$680	2.5	$11	$615	2.5
Baa	(9)	1,218	5.4	25	1,020	5.1
Total	$(6)	$1,898	4.4	$36	$1,635	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2020
Derivative assets	$9,532	$(2,101)	$(6,878)	$553	$(542)	$11
Derivative liabilities	$2,639	$(2,101)	$(5)	$533	$(531)	$2
December 31, 2019
Derivative assets	$3,062	$(1,458)	$(1,115)	$489	$(488)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
_______________

(1)	Represents amounts subject to an enforceable master netting agreement or similar agreement.

(2)	The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

(3)	Securities collateral received by the Company is not recorded on the balance sheet. Amounts do not include excess of collateral pledged or received.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$538	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,079	$1,473
_______________

(1)	After taking into consideration the existence of netting agreements.

(2)
Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

6. Fair Value
Considerable judgment is often required in interpreting market data to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, are presented in the tables below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	March 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,028	$642	$30,670
Foreign corporate	—	9,035	209	9,244
RMBS	—	8,817	83	8,900
U.S. government and agency	1,895	7,031	—	8,926
CMBS	—	5,726	19	5,745
State and political subdivision	—	4,070	73	4,143
ABS	—	1,911	116	2,027
Foreign government	—	1,640	7	1,647
Total fixed maturity securities	1,895	68,258	1,149	71,302
Equity securities	11	107	4	122
Short-term investments	2,581	1,765	2	4,348
Derivative assets: (1)
Interest rate	—	5,950	—	5,950
Foreign currency exchange rate	—	810	40	850
Credit	—	—	7	7
Equity market	—	2,633	44	2,677
Total derivative assets	—	9,393	91	9,484
Embedded derivatives within asset host contracts (2)	—	—	316	316
Separate account assets	198	88,806	4	89,008
Total assets	$4,685	$168,329	$1,566	$174,580
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$840	$—	$840
Foreign currency exchange rate	—	16	—	16
Credit	—	9	4	13
Equity market	—	1,737	37	1,774
Total derivative liabilities	—	2,602	41	2,643
Embedded derivatives within liability host contracts (2)	—	—	4,579	4,579
Total liabilities	$—	$2,602	$4,620	$7,222

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
The fair value of financial assets and financial liabilities is based on quoted market prices, where available. Prices received are assessed to determine if they represent a reasonable estimate of fair value. Several controls are performed, including certain monthly controls, which include, but are not limited to, analysis of portfolio returns to corresponding benchmark returns, comparing a sample of executed prices of securities sold to the fair value estimates, reviewing the bid/ask spreads to assess activity, comparing prices from multiple independent pricing services and ongoing due diligence to confirm that independent pricing services use market-based parameters. The process includes a determination of the observability of inputs used in estimated fair values received from independent pricing services or brokers by assessing whether these inputs can be corroborated by observable market data. Independent non-binding broker quotes, also referred to herein as “consensus pricing,” are used for a non-significant portion of the portfolio. Prices received from independent brokers are assessed to determine if they represent a reasonable estimate of fair value by considering such pricing relative to the current market dynamics and current pricing for similar financial instruments.
A formal process is also applied to challenge any prices received from independent pricing services that are not considered representative of estimated fair value. If prices received from independent pricing services are not considered reflective of market activity or representative of estimated fair value, independent non-binding broker quotations are obtained. If obtaining an independent non-binding broker quotation is unsuccessful, the last available price will be used.
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2020.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
Certain quantitative information about the significant unobservable inputs used in the fair value measurement, and the sensitivity of the estimated fair value to changes in those inputs, for the more significant asset and liability classes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows at:

					March 31, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	3.19%	-	3.43%	0.54%	-	1.99%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2020
Balance, beginning of period	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	1	(79)	—
Total realized/unrealized gains (losses) included in AOCI	(47)	(8)	—	—	—	—	31	—	(1)
Purchases (7)	249	65	—	7	—	—	—	—	1
Sales (7)	(11)	(6)	—	—	—	(3)	2	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(153)	—
Transfers into Level 3 (8)	232	68	—	—	—	—	—	—	1
Transfers out of Level 3 (8)	(31)	(18)	—	—	(4)	—	—	—	—
Balance, end of period	$851	$218	$73	$7	$4	$2	$50	$(4,263)	$4
Three Months Ended March 31, 2019
Balance, beginning of period	$732	$173	$74	$—	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	(1)	—	—	—	—	(9)	(224)	—
Total realized/unrealized gains (losses) included in AOCI	8	2	—	—	—	—	(3)	—	—
Purchases (7)	16	29	—	—	—	—	—	—	—
Sales (7)	(2)	(13)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(214)	—
Transfers into Level 3 (8)	35	45	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(92)	(7)	—	—	—	—	(2)	—	—
Balance, end of period	$697	$228	$74	$—	$4	$—	$(136)	$(2,436)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$1	$(91)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2020 (9)	$(46)	$(8)	$—	$—	$—	$—	$30	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2019 (9)	$—	$(1)	$—	$—	$—	$—	$(8)	$(288)	$—
_______________

(1)	Comprised of U.S. and foreign corporate securities.

(2)	Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.

(3)	Embedded derivative assets and liabilities are presented net for purposes of the rollforward.

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

(5)
Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

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

(9)
Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,547	$—	$—	$15,869	$15,869
Policy loans	$1,250	$—	$471	$1,224	$1,695
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$2,347	$—	$38	$2,650	$2,688
Liabilities
Policyholder account balances	$15,776	$—	$—	$15,120	$15,120
Long-term debt	$4,365	$—	$2,975	$1,000	$3,975
Other liabilities	$1,237	$—	$580	$657	$1,237
Separate account liabilities	$951	$—	$951	$—	$951

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

7. Equity
Preferred Stock
On February 14, 2020, BHF declared a dividend of $412.50 per share, for a total of $7 million, on its perpetual 6.600% Series A non-cumulative preferred stock, which was paid on March 25, 2020 to stockholders of record as of March 10, 2020.
Common Stock Repurchase Program
On February 6, 2020, BHF authorized the repurchase of up to an additional $500 million of its common stock. Repurchases under this authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. See Note 11.
During the three months ended March 31, 2020 and 2019, BHF repurchased 5,674,387 and 1,417,582 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $142 million and $52 million, respectively. At March 31, 2020, BHF had $411 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
OCI before reclassifications (2)	(1,291)	560	(5)	(1)	(737)
Deferred income tax benefit (expense)	272	(118)	1	—	155
AOCI before reclassifications, net of income tax	2,092	614	(19)	(29)	2,658
Amounts reclassified from AOCI	(11)	(2)	—	—	(13)
Deferred income tax benefit (expense)	2	—	—	—	2
Amounts reclassified from AOCI, net of income tax	(9)	(2)	—	—	(11)
Balance at March 31, 2020	$2,083	$612	$(19)	$(29)	$2,647

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Three Months Ended March 31, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	1,252	(34)	—	(3)	1,215
Deferred income tax benefit (expense)	(263)	7	—	—	(256)
AOCI before reclassifications, net of income tax	1,565	160	(27)	(23)	1,675
Amounts reclassified from AOCI	19	(26)	—	—	(7)
Deferred income tax benefit (expense)	(4)	6	—	—	2
Amounts reclassified from AOCI, net of income tax	15	(20)	—	—	(5)
Balance at March 31, 2019	$1,580	$140	$(27)	$(23)	$1,670
__________________

(1)	See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.

(2)	Includes $3 million related to the adoption of ASU 2016-13, see Note 1.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$13	$(15)	Net investment gains (losses)
Net unrealized investment gains (losses)	(2)	(4)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	11	(19)
Income tax (expense) benefit	(2)	4
Net unrealized investment gains (losses), net of income tax	9	(15)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	22	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	—	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	26
Income tax (expense) benefit	—	(6)
Gains (losses) on cash flow hedges, net of income tax	2	20
Total reclassifications, net of income tax	$11	$5

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

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
Other revenues consisted primarily of 12b-1 fees of $81 million and $82 million for the three months ended March 31, 2020 and 2019, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Compensation	$69	$81
Contracted services and other labor costs	68	47
Transition services agreements	38	66
Establishment costs	18	34
Premium and other taxes, licenses and fees	12	7
Separate account fees	117	119
Volume related costs, excluding compensation, net of DAC capitalization	128	165
Interest expense on debt	47	47
Other	20	26
Total other expenses	$517	$592

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

9. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$4,950	$(737)

Weighted average common shares outstanding — basic	104,759,339	116,805,384
Dilutive effect of share-based awards	334,176	—
Weighted average common shares outstanding — diluted	105,093,515	116,805,384

Earnings per common share:
Basic	$47.26	$(6.31)
Diluted	$47.11	$(6.31)
For the three months ended March 31, 2020, weighted average shares used for calculating diluted earnings per common share excludes 196,492 out-of-the-money stock options as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended March 31, 2020.
For the three months ended March 31, 2019, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of March 31, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Group Annuity Class Action
Leroy and Geraldine Atkins v. Brighthouse Life Insurance Company, Brighthouse Financial, Inc., et al. (U.S. District Court, District of Nevada, filed November 18, 2019). Plaintiffs have filed a purported class action lawsuit against Brighthouse Life Insurance Company, Brighthouse Financial, Inc., MetLife, Inc. and Metropolitan Life Insurance Company relating to the pension closeout business. Plaintiffs allege that annuity benefits were due but have not been paid. Plaintiffs also allege they were not able to obtain information as to the group annuity contract and the benefit other than what was on a benefit election form. Plaintiffs seek to represent a class of all annuitants and their designated beneficiaries who were due annuity payments pursuant to group annuity contracts purchased from defendants by sponsors of employer provided defined benefit plans. Plaintiffs allege the defendants failed to timely contact, notify and pay overdue annuity benefits and interest to retirees. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing (contract and tort), unjust enrichment, conversion and breach of fiduciary duty. In March 2020, Brighthouse Life Insurance Company and Brighthouse Financial, Inc. filed a joint motion to dismiss. In April 2020, the parties filed a stipulation of dismissal without prejudice.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)

Other Contingencies
The Company applies the same standard of recognition for non-litigation loss contingencies when assertions are made involving contract disputes with third-party vendors or with counterparties to contractual arrangements entered into by the Company. In such cases, the Company establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For some asserted claims, the Company is not currently able to estimate any reasonably possible loss or range of loss associated with such matters, and will be unable to do so until developments have provided sufficient information to support any such assessments. On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $325 million and $206 million at March 31, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.8 billion at March 31, 2020 and December 31, 2019, respectively.
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
The Company’s recorded liabilities were $1 million at both March 31, 2020 and December 31, 2019 for indemnities, guarantees and commitments.
11. Subsequent Events
Common Stock Repurchase Program
On May 11, 2020, the Company announced that it has temporarily suspended repurchases of its common stock while it continues to evaluate the impacts of the COVID-19 pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Annual Report”); and (iii) our current reports on Form 8-K filed in 2020.
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

•
“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in the 2019 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows, including from the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”).

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” and “Business — Segments and Corporate & Other” included in the 2019 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Income (loss) available to shareholders before provision for income tax	$6,243	$(955)	$7,198
Less: Provision for income tax expense (benefit)	1,293	(218)	1,511
Net income (loss) available to shareholders	$4,950	$(737)	$5,687

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$244	$272	$(28)
Less: Provision for income tax expense (benefit)	33	40	(7)
Adjusted earnings	$211	$232	$(21)
For the three months ended March 31, 2020, we had net income available to shareholders of $5.0 billion and adjusted earnings of $211 million, compared to a net loss available to shareholders of $737 million and adjusted earnings of $232 million, for the three months ended March 31, 2019. Net income for the three months ended March 31, 2020 primarily reflects net favorable changes in the estimated fair value of our derivatives due to market factors. Lower long-term interest rates and lower equity markets resulted in favorable changes to the freestanding derivatives that hedge our variable annuity business, which more than exceeded the unfavorable impact to the embedded derivative liabilities. In addition, the widening of credit spreads resulted in a favorable adjustment for non-performance risk related to the variable annuity embedded derivative liabilities. Lower equity markets favorably impacted the estimated fair value of Shield Level Annuity (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liabilities (“Shield Annuity liabilities”). Lower long-term interest rates also resulted in favorable changes in the estimated fair value of the freestanding interest-rate derivatives that hedge our universal life with secondary guarantees (“ULSG”) business.
See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2019 Annual Report for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
COVID-19 Pandemic
We are closely monitoring developments related to the COVID-19 pandemic, which has already negatively impacted us, including as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model. See also “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity.”
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment. Our sales and support teams remain fully operational, and we have continued to serve our distribution partners and customers without interruption. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as further described in “— Regulatory Developments.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact future revenues and expenses associated with our products.
Our investment portfolio (and, specifically, the valuations of certain investment assets we hold) has been, and we expect will continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “— Investments — Current Environment — Selected Sector Investments” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, Fitch recently revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented herein.
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. As a result, we have taken actions to provide relief to our life insurance policyholders, annuitants and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements.
The most critical estimates include those used in determining:

(i)	liabilities for future policy benefits;

(ii)	amortization of deferred policy acquisition costs (“DAC”);

(iii)	investment credit losses;

(iv)	estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and

(v)	measurement of income taxes and the valuation of deferred tax assets.
In applying our accounting policies, we make subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
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

•
Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and

•	Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:

•	Amounts associated with benefits related to GMIBs (“GMIB Costs”);

•
Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and

•
Amortization of DAC and value of business acquired (“VOBA”) related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.

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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2020	2019

Revenues
Premiums	$198	$227
Universal life and investment-type product policy fees	886	875
Net investment income	916	811
Other revenues	102	92
Net investment gains (losses)	(19)	(11)
Net derivative gains (losses)	6,902	(1,303)
Total revenues	8,985	691
Expenses
Policyholder benefits and claims	1,187	772
Interest credited to policyholder account balances	259	258
Capitalization of DAC	(98)	(86)
Amortization of DAC and VOBA	770	22
Interest expense on debt	47	47
Other expenses	568	631
Total expenses	2,733	1,644
Income (loss) before provision for income tax	6,252	(953)
Provision for income tax expense (benefit)	1,293	(218)
Net income (loss)	4,959	(735)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	4,957	(737)
Less: Preferred stock dividends	7	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$4,950	$(737)

The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
GMLB Riders	$4,374	$(1,330)
Other derivative instruments	1,717	136
Net investment gains (losses)	(19)	(11)
Other adjustments	(73)	(22)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	244	272
Income (loss) available to shareholders before provision for income tax	6,243	(955)
Provision for income tax expense (benefit)	1,293	(218)
Net income (loss) available to shareholders	$4,950	$(737)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Income available to shareholders before provision for income tax was $6.2 billion ($5.0 billion, net of income tax), an increase of $7.2 billion ($5.7 billion, net of income tax) from a loss before provision for income tax of $955 million ($737 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:

•
gains from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) in the current period, compared to losses in the prior period, see “— GMLB Riders for the Three Months Ended March 31, 2020 and 2019”; and

•	current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to declining long-term interest rates.
The increase in income before provision for income tax was partially offset by the following key unfavorable items:

•	higher policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment; and

•	lower pre-tax adjusted earnings, discussed in greater detail below.
The provision for income tax in the current period led to an effective tax rate of 21%, compared to 23% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended March 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$4,721	$34	$1,025	$(830)	$4,950
Add: Provision for income tax expense (benefit)	73	2	487	731	1,293
Income (loss) available to shareholders before provision for income tax	4,794	36	1,512	(99)	6,243
Less: GMLB Riders	4,374	—	—	—	4,374
Less: Other derivative instruments	72	17	1,631	(3)	1,717
Less: Net investment gains (losses)	(11)	5	15	(28)	(19)
Less: Other adjustments	(30)	1	(44)	—	(73)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	389	13	(90)	(68)	244
Less: Provision for income tax expense (benefit)	73	2	(20)	(22)	33
Adjusted earnings	$316	$11	$(70)	$(46)	$211

	Three Months Ended March 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,051)	$16	$258	$40	$(737)
Add: Provision for income tax expense (benefit)	55	6	(148)	(131)	(218)
Income (loss) available to shareholders before provision for income tax	(996)	22	110	(91)	(955)
Less: GMLB Riders	(1,330)	—	—	—	(1,330)
Less: Other derivative instruments	(32)	10	158	—	136
Less: Net investment gains (losses)	4	(19)	21	(17)	(11)
Less: Other adjustments	1	—	(23)	—	(22)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	361	31	(46)	(74)	272
Less: Provision for income tax expense (benefit)	66	6	(10)	(22)	40
Adjusted earnings	$295	$25	$(36)	$(52)	$232

Consolidated Results for the Three Months Ended March 31, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$922	$901
Net investment spread	441	335
Insurance-related activities	(494)	(273)
Amortization of DAC and VOBA	(99)	(97)
Other expenses, net of DAC capitalization	(517)	(592)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	9	2
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	244	272
Provision for income tax expense (benefit)	33	40
Adjusted earnings	$211	$232
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were $211 million, a decrease of $21 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	an increase in guaranteed minimum death benefits (“GMDB”) liability balances resulting from unfavorable equity market performance; and

◦	unfavorable underwriting margin in our Life and Run-off segments.
Key favorable impacts were:

•	higher net investment spread reflecting:

◦	higher net investment income from higher returns on other limited partnerships for the comparative measurement period; and

◦	higher average invested assets resulting from positive net flows in the general account;
         partially offset by

◦	lower investment yields on the fixed income portfolio, as proceeds from maturing investments and growth in the investment portfolio were invested at lower yields than the portfolio average;

•	lower other expenses due to:

◦	lower deferred compensation expense driven by the decline in equity markets; and

◦	lower establishment costs in the current period related to planned technology expenses;

•	higher fee income due to:

◦	higher unearned revenue amortization in the current period in our Life segment from lower separate account growth; and

◦	a net reinsurance benefit in the current period as a result of a decline in the underlying market conditions in our Annuity segment;
partially offset by

◦	lower retained fees in our Run-off segment driven by the aging in-force and lower average balances.
The provision for income tax in the current period led to an effective tax rate of 14%, compared to 15% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.

Segments and Corporate & Other Results for the Three Months Ended March 31, 2020 and 2019 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$656	$638
Net investment spread	262	241
Insurance-related activities	(126)	(42)
Amortization of DAC and VOBA	(38)	(82)
Other expenses, net of DAC capitalization	(365)	(394)
Pre-tax adjusted earnings	389	361
Provision for income tax expense (benefit)	73	66
Adjusted earnings	$316	$295
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances decreased for the three months ended March 31, 2020. The decrease was primarily driven by lower equity market performance and negative net flows.

March 31, 2020
(In millions)
Balance, beginning of period	$99,498
Deposits	412
Withdrawals, surrenders and benefits	(2,364)
Net flows	(1,952)
Investment performance	(14,131)
Policy charges	(569)
Net transfers from (to) general account	(198)
Balance, end of period	$82,648

Average balance	$94,302
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were $316 million for the current period, an increase of $21 million.
Key favorable impacts were:

•	lower amortization of DAC and VOBA driven by the net reduction of future gross profits from the decline in equity markets;

•	lower deferred compensation expense driven by the decline in equity markets;

•	higher net investment spread driven by:

◦	higher average invested assets resulting from positive net flows in the general account; and

◦	higher net investment income from higher returns on other limited partnerships for the comparative measurement period;
partially offset by

◦	lower investment yields on the fixed income portfolio, as proceeds from maturing investments and growth in the investment portfolio were invested at lower yields than the portfolio average; and

•	higher fee income driven by a net reinsurance benefit in the current period as a result of a decline in the underlying market conditions.
The increase in adjusted earnings was partially offset by higher costs associated with insurance-related activities due to an increase in GMDB liabilities resulting from unfavorable equity market performance in the current period, net of lower income annuity benefit payments.
The provision for income tax in the current period led to an effective tax rate of 19%, compared to 18% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$97	$61
Net investment spread	59	42
Insurance-related activities	(66)	(6)
Amortization of DAC and VOBA	(58)	(11)
Other expenses, net of DAC capitalization	(19)	(55)
Pre-tax adjusted earnings	13	31
Provision for income tax expense (benefit)	2	6
Adjusted earnings	$11	$25
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were $11 million for the current period, a decrease of $14 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to lower underwriting margin driven by higher paid claims, net of reinsurance, in the current period; and

•	higher amortization of DAC and VOBA reflecting the impact on gross profits from lower separate account returns.
Key net favorable impacts were:

•	higher fee income due to higher unearned revenue amortization in the current period from lower separate account growth;

•	lower deferred compensation expense driven by the decline in equity markets; and

•	higher net investment spread from higher returns on other limited partnerships for the comparative measurement period.
The provision for income tax led to an effective tax rate of 15%, compared to 19% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions.

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$169	$199
Net investment spread	100	35
Insurance-related activities	(307)	(234)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(52)	(46)
Pre-tax adjusted earnings	(90)	(46)
Provision for income tax expense (benefit)	(20)	(10)
Adjusted earnings	$(70)	$(36)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were a loss of $70 million for the current period, a higher loss of $34 million.
Key net unfavorable impacts were:

•	higher costs associated with insurance-related activities due to:

◦	an increase in liability balances from the impact of recapture transactions in our ULSG business in the current period;

◦	a one-time adjustment to paid claims in our company-owned life insurance business resulting from the transition to a new vendor; and

◦	lower underwriting margin driven by higher paid claims, net of reinsurance, in the current period;

•	lower fee income in our ULSG business due to:

◦	a decline in the net cost of insurance fees driven by the aging in-force business; and

◦	a decrease in policyholder fees consistent with lower average account balances.
The decrease in adjusted earnings was partially offset by higher net investment spread from higher returns on other limited partnerships for the comparative measurement period.
The provision for income tax led to an effective tax rate of 22% in both the current and prior periods. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Fee income	$—	$3
Net investment spread	20	17
Insurance-related activities	5	9
Amortization of DAC and VOBA	(3)	(4)
Other expenses, net of DAC capitalization	(81)	(97)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	9	2
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(68)	(74)
Provision for income tax expense (benefit)	(22)	(22)
Adjusted earnings	$(46)	$(52)
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Adjusted earnings were a loss of $46 million, an improvement of $6 million from the prior period.
The increase in adjusted earnings was primarily due to lower other expenses driven by lower establishment costs in the current period related to planned technology expenses, partially offset by the commencement of preferred stock dividend payments in the current period.
The provision for income tax in the current period led to an effective tax rate of 32%, compared to 30% in the prior period. Our effective tax rate primarily differs from the statutory tax rate due to the impacts of the dividends received deductions and tax credits.
GMLB Riders for the Three Months Ended March 31, 2020 and 2019
The overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Liabilities	$(619)	$(348)
Hedges	5,337	(1,245)
Ceded reinsurance	97	(9)
Fees (1)	201	198
GMLB DAC	(642)	74
Total GMLB Riders	$4,374	$(1,330)
_______________

(1)	Excludes living benefit fees, included as a component of adjusted earnings, of $14 million and $16 million for the three months ended March 31, 2020 and 2019, respectively.
Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019
Comparative results from GMLB Riders were favorable by $5.7 billion, primarily driven by:

•	a net favorable change in the GMLB hedges; and

•	favorable changes in Shield Annuity liability reserves;

partially offset by

•	unfavorable change to the estimated fair value of the variable annuity liability reserve; and

•	unfavorable changes in GMLB DAC.
Lower relative equity markets in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of our GMLB hedges;

•	favorable changes to the estimated fair value of the Shield Annuity liability reserves, net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by

•	unfavorable changes to the estimated fair value of the variable annuity liability reserve.
Lower interest rates in the current period significantly impacted the following:

•	favorable changes to the estimated fair value of our GMLB hedges; and

•	favorable changes to GMLB DAC;
partially offset by

•	unfavorable changes to the estimated fair value of the variable annuity liability reserve.
The widening of our credit default swap spreads combined with an increase in the underlying variable annuity liability reserves resulted in a favorable change in non-performance risk net of an unfavorable change in the GMLB DAC offset.
Investments
Investment Risks
Our primary investment objective is to optimize risk-adjusted net investment income and risk-adjusted total return while appropriately matching assets and liabilities. In addition, the investment process is designed to ensure that the portfolio has an appropriate level of liquidity, quality and diversification.
We are exposed to the following primary sources of investment risks, which may be heightened or exacerbated by the factors discussed in “— Industry Trends — COVID-19 Pandemic”:

•
credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, which will likely result in a higher allowance for credit losses and write-offs for uncollectible balances for certain investments;

•
interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;

•
market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio and will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;

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
We manage these risks through asset-type allocation and industry and issuer diversification. Risk limits are also used to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure. Real estate risk is managed through geographic and property type and product type diversification. Interest rate risk is managed as part of our Asset Liability Management (“ALM”) strategies. Product design, such as the use of market value adjustment features and surrender charges, is also utilized to manage interest rate risk. These strategies include maintaining an investment portfolio that targets a weighted average duration that reflects the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. We also use certain derivatives in the management of currency, credit, interest rate, and equity market risks.
Investment Management Agreements
Other than our derivatives trading, which we manage in-house, we have engaged a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our reinsurance subsidiary, Brighthouse Reinsurance Company of Delaware (“BRCD”).
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in the 2019 Annual Report.
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
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about lower energy and oil prices impacting the energy sector and the COVID-19 pandemic. See “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity.”
There has been an increased market focus on energy sector investments as a result of lower energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $2.5 billion, of which 91% were investment grade, with net unrealized gains (losses) of ($289) million at March 31, 2020.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its outcome. Our exposure to retail sector corporate fixed maturity securities was $1.7 billion, of which 98% were investment grade, with net unrealized gains (losses) of $34 million at March 31, 2020.
In addition to the fixed maturity securities disclosed above, we have exposure to mortgage loans and certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”) that may be impacted by the COVID-19 pandemic. Our investment managers are actively working with borrowers who are experiencing short-term financial or operational problems as a result of the COVID-19 pandemic to provide temporary relief. See “— Investments — Mortgage Loans” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile.
We monitor direct and indirect investment exposure across sectors and asset classes and adjust our level of investment exposure, as appropriate. At this time, we do not expect that our general account investments in these sectors and asset classes will have a material adverse effect on our results of operations or financial condition.

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

	Three Months Ended March 31,
	2020		2019
	Yield%	Amount	Yield%	Amount
	(Dollars in millions)
Investment income (1)	4.44%	$952	4.24%	$839
Investment fees and expenses (2)	(0.14)	(32)	(0.14)	(28)
Adjusted net investment income (3)	4.30%	$920	4.10%	$811
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

(3)	Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net investment income	$916	$811
Less: Investment hedge adjustments	(4)	—
Adjusted net investment income — in the above yield table	$920	$811
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2020 and 2019 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$58,876	82.6%	$58,099	81.8%
Privately-placed	12,426	17.4	12,937	18.2
Total fixed maturity securities	$71,302	100.0%	$71,036	100.0%
Percentage of cash and invested assets	62.7%		72.0%
Valuation of Securities. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.

Fixed Maturity Securities AFS
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity AFS — Fixed Maturity Securities Credit Quality — Ratings” included in the 2019 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the NAIC for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2020					December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$42,051	$—	$6,281	$48,332	67.8%	$41,463	$—	$5,252	$46,715	65.8%
2	Baa	20,072	—	94	20,166	28.3	19,838	—	1,610	21,448	30.2
Subtotal investment grade		62,123	—	6,375	68,498	96.1	61,301	—	6,862	68,163	96.0
3	Ba	2,314	—	(239)	2,075	2.9	2,015	—	72	2,087	2.9
4	B	709	—	(59)	650	0.9	673	—	23	696	1.0
5	Caa and lower	90	10	(2)	78	0.1	90	—	—	90	0.1
6	In or near default	1	—	—	1	—	—	—	—	—	—
Subtotal below investment grade		3,114	10	(300)	2,804	3.9	2,778	—	95	2,873	4
Total fixed maturity securities		$65,237	$10	$6,075	$71,302	100%	$64,079	$—	$6,957	$71,036	100%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2020
U.S. corporate	$15,572	$13,070	$1,459	$528	$40	$1	$30,670
Foreign corporate	2,970	5,696	499	70	9	—	9,244
RMBS	8,843	22	13	3	19	—	8,900
U.S. government and agency	8,833	93	—	—	—	—	8,926
CMBS	5,613	119	3	10	—	—	5,745
State and political subdivision	3,951	184	2	—	6	—	4,143
ABS	1,792	213	12	10	—	—	2,027
Foreign government	758	769	87	29	4	—	1,647
Total fixed maturity securities	$48,332	$20,166	$2,075	$650	$78	$1	$71,302
December 31, 2019
U.S. corporate	$15,313	$13,770	$1,479	$556	$42	$—	$31,160
Foreign corporate	3,162	6,113	466	90	13	—	9,844
RMBS	9,020	59	15	3	21	—	9,118
U.S. government and agency	7,303	93	—	—	—	—	7,396
CMBS	5,612	126	6	11	—	—	5,755
State and political subdivision	3,863	185	—	—	9	—	4,057
ABS	1,696	240	19	—	—	—	1,955
Foreign government	746	862	102	36	5	—	1,751
Total fixed maturity securities	$46,715	$21,448	$2,087	$696	$90	$—	$71,036
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments, and the top ten holdings in aggregate comprise 2% of total investments at March 31, 2020 and December 31, 2019. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$11,960	30.0%	$12,633	30.9%
Consumer	9,732	24.4	9,719	23.7
Finance	9,234	23.1	9,448	23.0
Utility	6,019	15.1	6,247	15.2
Communications	2,969	7.4	2,957	7.2
Total	$39,914	100.0%	$41,004	100.0%
Structured Securities
We held $16.7 billion and $16.8 billion of Structured Securities, at estimated fair value, at March 31, 2020 and December 31, 2019, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,789	53.8%	$336	$4,857	53.3%	$360
Pass-through securities	4,111	46.2	156	4,261	46.7	66
Total RMBS	$8,900	100.0%	$492	$9,118	100.0%	$426
Risk profile:
Agency	$7,212	81.0%	$496	$7,216	79.2%	$256
Prime	128	1.5	(2)	141	1.5	9
Alt-A	757	8.5	(11)	883	9.7	96
Sub-prime	803	9.0	9	878	9.6	65
Total RMBS	$8,900	100.0%	$492	$9,118	100.0%	$426
Ratings profile:
Rated Aaa	$7,316	82.2%		$7,329	80.4%
Designated NAIC 1	$8,843	99.4%		$9,020	98.9%
Historically, our exposure to sub-prime RMBS holdings has been managed by focusing primarily on senior tranche securities, stress-testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $779 million and $851 million at March 31, 2020 and December 31, 2019, with unrealized gains (losses) of $7 million and $61 million at March 31, 2020 and December 31, 2019, respectively.
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$101	$116	$109	$123
2011	200	200	223	223
2012	139	135	138	141
2013	199	192	199	205
2014	332	325	332	346
2015	946	945	938	977
2016	471	475	480	497
2017	680	696	683	717
2018	1,620	1,745	1,580	1,700
2019	847	855	818	826
2020	66	61	—	—
Total	$5,601	$5,745	$5,500	$5,755
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 76.2% of total CMBS, and designated NAIC 1 was $5.6 billion, or 97.7% of total CMBS, at March 31, 2020. CMBS Aaa rating agency ratings was $4.3 billion, or 74.9% of total CMBS, and designated NAIC 1 was $5.6 billion, or 97.5% of total CMBS at December 31, 2019.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$1,155	57.0%	$(120)	$1,058	54.2%	$(8)
Student loans	179	8.8	(6)	196	10.0	2
Consumer loans	157	7.7	(10)	171	8.7	2
Automobile loans	100	4.9	—	114	5.8	2
Credit card loans	52	2.6	4	60	3.1	3
Other loans	384	19.0	(11)	356	18.2	9
Total	$2,027	100.0%	$(143)	$1,955	100.0%	$10
Ratings profile:
Rated Aaa	$1,017	50.2%		$879	45.0%
Designated NAIC 1	$1,792	88.4%		$1,696	86.8%
Allowance for Credit Losses for Fixed Maturity Securities
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities for an allowance for credit losses or write-offs due to uncollectability.
Securities Lending
We participate in a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, in an amount generally equal to 102% of the estimated fair value of the securities loaned, which is obtained at the inception of a loan and maintained at a level greater than or equal to 100% for the duration of the loan. The estimated fair value of the securities loaned is monitored on a daily basis with additional collateral obtained as necessary throughout the duration of the loan. Securities loaned under such transactions may be sold or re-pledged by the transferee. We are liable to return to our counterparties the cash collateral under our control. Security collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reflected in the financial statements. These transactions are treated as financing arrangements and the associated cash collateral liability is recorded at the amount of the cash received.
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment was summarized as follows at:

	March 31, 2020				December 31, 2019
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$9,512	60.9%	$27	0.2%	$9,721	61.5%	$47	0.5%
Agricultural	3,403	21.8%	18	0.1%	3,388	21.4%	10	0.3%
Residential	2,701	17.3%	24	0.2%	2,708	17.1%	7	0.3%
Total	$15,616	100.0%	$69	0.4%	$15,817	100.0%	$64	0.4%

Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% at both March 31, 2020 and December 31, 2019, and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

March 31, 2020
California	23%
New York	13%
Florida	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2020 and December 31, 2019. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

March 31, 2020
California	37%
Florida	9%
New York	6%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic Region:
Pacific	$2,532	26.6%	$2,666	27.4%
Middle Atlantic	1,876	19.7	1,875	19.3
South Atlantic	1,874	19.7	1,887	19.4
West South Central	803	8.4	809	8.3
Mountain	668	7.0	668	6.9
East North Central	554	5.8	555	5.7
International	485	5.1	494	5.1
New England	412	4.3	412	4.2
West North Central	124	1.3	125	1.3
East South Central	84	1.0	85	0.9
Multi-Region and Other	100	1.1	145	1.5
Total recorded investment	9,512	100.0%	9,721	100.0%
Less: allowance for credit losses	27		47
Carrying value, net of allowance for credit losses	$9,485		$9,674
Property Type:
Office	$3,648	38.3%	$3,839	39.5%
Apartment	2,175	22.9	2,181	22.4
Retail	2,112	22.2	2,115	21.8
Hotel	923	9.7	930	9.6
Industrial	624	6.6	626	6.4
Other	30	0.3	30	0.3
Total recorded investment	9,512	100.0%	9,721	100.0%
Less: allowance for credit losses	27		47
Carrying value, net of allowance for credit losses	$9,485		$9,674
Mortgage Loan Credit Quality — Monitoring Process. Our mortgage loan investments are monitored on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. Quarterly, we conduct a formal review of the portfolio with our investment managers. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans by credit quality indicator, past due status, nonaccrual status and modified mortgage loans.
Our commercial mortgage loans are reviewed on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt-service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt-service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. Our residential mortgage loans are reviewed on an ongoing basis. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related valuation allowance methodology.
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-

to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 53% at both March 31, 2020 and December 31, 2019, and our average debt-service coverage ratio was 2.3x and 2.2x at March 31, 2020 and December 31, 2019, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 47% at March 31, 2020 and December 31, 2019, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored and activity in and balances of the allowance for credit losses for the three months ended March 31, 2020 and 2019.
Limited Partnerships and Limited Liability Companies
The carrying value of our limited partnerships and limited liability companies (“LLCs”) was as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Other limited partnerships interests	$2,065	$1,941
Real estate limited partnerships and LLCs (1)	440	439
Total	$2,505	$2,380
_______________

(1)	The estimated fair value of real estate limited partnerships and LLCs was $495 million and $529 million at March 31, 2020 and December 31, 2019, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total

	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$9,484	98.2%	$3,021	93.9%
Tax credit and renewable energy partnerships	66	0.7	82	2.6
Leveraged leases, net of non-recourse debt	51	0.5	64	2.0
FHLB stock	39	0.4	39	1.2
Other	18	0.2	10	0.3
Total	$9,658	100.0%	$3,216	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:

•
Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2020 and December 31, 2019.

•	The statement of operations effects of derivatives in cash flow, fair value or non-qualifying hedge relationships for the three months and three months ended March 31, 2020 and 2019.
See “Business — Segments and Corporate & Other — Annuities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management” and “— Annual Actuarial Review” included in the 2019 Annual Report for more information about our use of derivatives by major hedging programs.
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
Derivatives categorized as Level 3 at March 31, 2020 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2020		December 31, 2019
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,898	$(6)	$1,635	$36
Purchased	18	—	18	—
Total	$1,916	$(6)	$1,653	$36
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The Company did not hold non-cash collateral at both March 31, 2020 and December 31, 2019. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $797 million and $593 million at March 31, 2020 and December 31, 2019, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See “Commitments” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in the 2019 Annual Report.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2019 Annual Report. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2019 Annual Report.
Policyholder Account Balances
Policyholder account balances (“PABs”) are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of PABs by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in the 2019 Annual Report.

Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Overview — Current Products — Variable Annuities” included in the 2019 Annual Report for additional information.
Select information that management considers relevant to understanding our variable annuity risk management strategy has been included below.
Net Amount at Risk
The net amount at risk (“NAR”) for the net GMDB is the amount of death benefit in excess of the account value (if any) as of the balance sheet date. It represents the amount of the claim we would incur if death claims were made on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
The NAR for the guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date. The NAR assumes utilization of benefits by all contract holders as of the balance sheet date. For the GMWB benefits, only a small portion of the Benefit Base is available for withdrawal on an annual basis. For the GMAB, the NAR would not be available until the GMAB maturity date.
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
A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Segments and Corporate & Other — Annuities — Overview — Net Amount at Risk” included in the 2019 Annual Report.

The account values and NAR of contract holders by type of guaranteed minimum benefit for variable annuity contracts were as follows at:

	March 31, 2020 (1)				December 31, 2019 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$33,908	$5,141	$10,189	77.2%	$41,302	$2,302	$4,722	42.0%
GMIB Max w/ Enhanced DB	10,417	3,967	176	22.0%	11,807	2,673	23	2.3%
GMIB Max w/o Enhanced DB	5,942	61	36	9.6%	6,750	2	5	0.8%
GMWB4L (FlexChoiceSM)	3,887	194	309	58.9%	4,130	3	25	13.4%
GMAB	571	19	19	34.9%	672	1	1	0.6%
GMWB	2,224	173	117	38.8%	2,783	39	8	1.4%
GMWB4L	12,138	790	2,007	68.6%	14,904	71	509	23.7%
EDB Only	3,222	1,129	—	N/A	3,740	609	—	N/A
GMDB Only (Other than EDB)	15,240	1,524	—	N/A	18,183	971	—	N/A
Total	$87,549	$12,998	$12,853		$104,271	$6,671	$5,293
______________

(1)	The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.

(2)	In-the-money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $5.1 billion at March 31, 2020, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and recorded on the balance sheet in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $4.4 billion at March 31, 2020, are accounted for at estimated fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, recorded on the balance sheet in PABs with changes reported in net derivative gains (losses) and valued at ($116) million at March 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2019 Annual Report.

The GAAP variable annuity reserve balances by guarantee type and accounting model were as follows at:

	Reserves
	March 31, 2020			December 31, 2019
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,442	$—	$1,442	$1,362	$—	$1,362
GMIB	2,931	3,342	6,273	2,677	1,844	4,521
GMIB Max	515	303	818	560	(84)	476
GMAB	—	17	17	—	(17)	(17)
GMWB	—	76	76	—	6	6
GMWB4L	256	571	827	258	(93)	165
GMWB4L (FlexChoiceSM)	—	106	106	—	—	—
Total	$5,144	$4,415	$9,559	$4,857	$1,656	$6,513
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	March 31, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,845	$618	$—	$7,344	$798	$29
Interest rate options	27,650	3,657	834	29,750	782	187
Interest rate forwards	6,656	1,439	—	5,418	94	114
Total	$37,151	$5,714	$834	$42,512	$1,674	$330
_______________

(1)
The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

The gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program were as follows at:

	March 31, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$41,980	$1,192	$1,583	$46,968	$814	$1,713
Equity total return swaps	8,516	1,423	89	7,723	2	367
Equity variance swaps	1,098	11	30	2,136	69	69
Interest rate swaps	2,845	618	—	7,344	798	29
Interest rate options	25,850	3,104	834	27,950	712	176
Interest rate forwards	2,722	436	—	—	—	—
Total	$83,011	$6,784	$2,536	$92,121	$2,395	$2,354

_______________

(1)
The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

Period to period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” all included in the 2019 Annual Report.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “— Industry Trends — COVID-19 Pandemic,” “— Investments — Current Environment” and “Part II. Other Information — Item 1A. Risk Factors” herein, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” in our 2019 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $4.5 billion and $2.8 billion at March 31, 2020 and December 31, 2019, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $44.9 billion and $42.6 billion at March 31, 2020 and December 31, 2019, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
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
In support of our target combined risk based capital (“RBC”) ratio between 400% and 450%, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital markets scenarios over the life of the contracts (“CTE98”) level in normal market conditions. We refer to our target level of assets as our “Variable Annuity Target Funding Level.” While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions we intend to allow such assets supporting our variable annuities to range between a target floor level of CTE95 and CTE98.
On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. On May 11, 2020, we announced the temporary suspension of repurchases of our common stock while we continue to evaluate the impacts of the COVID-19 pandemic. Repurchases made under the February 6, 2020 authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$96	$376
Changes in policyholder account balances, net	1,496	947
Changes in payables for collateral under securities loaned and other transactions, net	6,597	—
Long-term debt issued	—	1,000
Preferred stock issued, net of issuance costs	—	412
Total sources	8,189	2,735
Uses:
Investing activities, net	1,484	1,272
Changes in payables for collateral under securities loaned and other transactions, net	—	1,067
Long-term debt repaid	—	600
Dividends on preferred stock	7	—
Treasury stock acquired in connection with share repurchases	142	52
Financing element on certain derivative instruments and other derivative related transactions, net	486	11
Other, net	17	14
Total uses	2,136	3,016
Net increase (decrease) in cash and cash equivalents	$6,053	$(281)
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
Preferred Stock
See Note 10 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain an active funding agreement program, along with inactive funding agreement programs with certain other FHLBs. At both March 31, 2020 and December 31, 2019, Brighthouse Life Insurance Company had obligations outstanding under funding agreements of $595 million. During the three months ended March 31, 2020 and 2019, there were no issuances or repayments under funding agreements. On April 2, 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity. The April 2020 funding agreements mature in the fourth quarter of 2020. For additional information regarding the funding agreement program, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At March 31, 2020, there were no borrowings under this funding agreement program.
Credit Facilities
We maintain a $1.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit, and a $1.0 billion unsecured term loan facility (the “Term Loan Facility”) scheduled to mature in February 2024. At March 31, 2020, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility and there was $1.0 billion outstanding under the Term Loan Facility.
Committed Facilities
Repurchase Facility
Brighthouse Life Insurance Company maintains a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At March 31, 2020, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD maintains a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2037. At March 31, 2020, there were no borrowings and there was $10.0 billion of funding available under this financing arrangement.
BRCD is capitalized with cash and invested assets, including funds withheld (“Minimum Initial Target Assets”) at a level we believe to be sufficient to satisfy its future cash obligations assuming a permanent level yield curve, consistent with NAIC cash flow testing scenarios. BRCD utilizes the above referenced financing arrangement to cover the difference between full required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (Regulation XXX) and NAIC Actuarial Guideline 38 (Guideline AXXX) reserves plus target risk margin appropriate to meet capital needs) and Minimum Initial Target Assets. An admitted deferred tax asset could also serve to reduce the amount of funding required under the above referenced financing arrangement.
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	March 31, 2020	December 31, 2019
	(In millions)
Senior notes (1)	$2,970	$2,970
Term loan	1,000	1,000
Junior subordinated debentures (1)	363	363
Other long-term debt (2)	32	32
Total long-term debt	$4,365	$4,365
_______________

(1)	Includes unamortized debt issuance costs and debt discount totaling $42 million at both March 31, 2020 and December 31, 2019 for senior notes and junior subordinated debentures on a combined basis.

(2)	Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Company’s credit facilities contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company, which could restrict our operations and use of funds. At March 31, 2020, the Company was in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
During the three months ended March 31, 2020 and 2019, we repurchased 5,674,387 shares and 1,417,582 shares, respectively, of our common stock through open market purchases pursuant to 10b5-1 plans for $142 million and $52 million, respectively. On May 11, 2020, the Company announced that it has temporarily suspended repurchases of its common stock while it continues to evaluate the impacts of the COVID-19 pandemic.
Preferred Stock Dividends
On February 14, 2020, BHF declared a dividend of $412.50 per share, for a total of $7 million, on our perpetual 6.600% Series A non-cumulative preferred stock, which was paid on March 25, 2020 to stockholders of record as of March 10, 2020.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the three months ended March 31, 2020 and 2019, general account surrenders and withdrawals totaled $545 million and $740 million, respectively, of which $517 million and $615 million, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2020 and December 31, 2019, counterparties were obligated to return cash collateral pledged by us of $5 million and $0, respectively. At March 31, 2020 and December 31, 2019, we were obligated to return cash collateral pledged to us by counterparties of $7.4 billion and $1.3 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.6 billion and $3.1 billion at March 31, 2020 and December 31, 2019, respectively. Of these amounts, $1.2 billion and $1.3 billion at March 31, 2020 and December 31, 2019, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2020 was $1.2 billion, all of which were U.S. government and agency securities which, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Litigation
Putative or certified class action litigation and other litigation, and claims and assessments against us, in addition to those discussed elsewhere herein and those otherwise provided for in the financial statements, have arisen in the course of our business, including, but not limited to, in connection with our activities as an insurer, employer, investor, investment advisor, and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance and other laws and regulations. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Short-term Liquidity and Liquid Assets
At March 31, 2020 and December 31, 2019, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $905 million and $723 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At March 31, 2020 and December 31, 2019, BHF and certain of its non-insurance subsidiaries had liquid assets of $955 million and $767 million, respectively, of which $902 million and $715 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.

Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose the total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries subject to these requirements was in excess of each of those RBC levels.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Notes 10 and 18 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.
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
Distributions from and Capital Contributions to BH Holdings
During the three months ended March 31, 2020 and 2019, BHF received cash distributions of $488 million and $195 million, respectively, from BH Holdings and made cash capital contributions of $0 and $412 million, respectively, to BH Holdings. The $488 million distribution was primarily related to a $300 million ordinary cash dividend paid by Brighthouse Life Insurance Company to BH Holdings in the first quarter of 2020. On April 24, 2020, BHF received a $500 million cash distribution from BH Holdings, which related to a $500 million ordinary cash dividend paid by Brighthouse Life Insurance Company to BH Holdings also on April 24, 2020.

Short-term Intercompany Loans
As of March 31, 2020, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2020 and 2019, BHF borrowed $165 million and $188 million, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $315 million and $384 million, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At March 31, 2020 and December 31, 2019, BHF had total obligations outstanding of $193 million and $343 million, respectively, under such agreements.
Intercompany Liquidity Facilities
As of March 31, 2020, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the three months ended March 31, 2020 and 2019, there were no borrowings or repayments by BHF under intercompany liquidity facilities and, at both March 31, 2020 and December 31, 2019, BHF had no obligations outstanding under such facilities.

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
•the impact of the ongoing COVID-19 pandemic;
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

•
whether all or any portion of the tax consequences of our separation from MetLife are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2019 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in the 2019 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2019 Annual Report, with the exception of sensitivity to changes in interest rates. Sensitivity to a 100 basis point rise in interest rates increased by $1.7 billion or 22%, to $9.4 billion as of March 31, 2020 from $7.7 billion as of December 31, 2019, primarily as a result of lower interest rates increasing the estimated fair value of interest rate derivative contracts, in line with management expectations.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
 See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements. Except as disclosed in the Notes to the Interim Condensed Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2019 Annual Report.
Item 1A. Risk Factors
We discuss in this report, in the 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. The extent to which the COVID-19 pandemic adversely affects our business and financial results may also have the effect of heightening or exacerbating many of the other risks described in the “Risk Factors” section of our 2019 Annual Report.
The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity
We are closely monitoring developments related to the COVID-19 pandemic, which has already negatively impacted us, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — COVID-19 Pandemic.” At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model.
A key part of our operating strategy is that we leverage third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to a force majeure or otherwise, there could be a material adverse effect on our business, results of operations or financial condition.
Our investment portfolio (and, specifically, the valuations of certain investment assets we hold) has been, and we expect will continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment.” Moreover, a sustained period of low interest rates, reduced liquidity and a continued slowdown in U.S. or global economic conditions have adversely affected, and we expect will continue to adversely affect, the values and cash flows of some of our investments. We expect our investments in secured loans and asset-backed securities will be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on enforcement actions with respect to delinquent or defaulted loans imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a manner consistent with our historical investment practices in dealing with more orderly markets. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the COVID-19 pandemic, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for current expected credit losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks” for further discussion of expected credit losses. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity. In addition, market conditions related to the COVID-19 pandemic may increase certain liabilities beyond what our hedges cover.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, Fitch recently revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers adversely affected by the COVID-19 pandemic, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Developments.” Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. Currently, our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, increase operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.
Both the U.S. federal government and many state legislatures and insurance regulators have passed new legislation and regulations in response to the COVID-19 pandemic that affect the conduct of our business. Changes in our circumstances due to the COVID-19 pandemic could subject us to additional legal and regulatory restrictions under existing laws and regulations, such as the Coronavirus Aid, Relief, and Economic Security Act. Future legal and regulatory responses could also materially affect the conduct of our business going forward as well as our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2020	587,987	$39.68	587,987	$30
February 1 — February 29, 2020	495,618	$43.34	495,618	$508
March 1 — March 31, 2020	4,660,650	$21.40	4,590,782	$411
Total	5,744,255		5,674,387
__________

(1)
Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.

(2)
On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock. This stock repurchase authorization is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” as well as Notes 7 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
10.1#
Amended and Restated Brighthouse Services, LLC Short-Term Incentive Plan, as amended February 21, 2020 is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, filed February 26, 2020.

10.2#*
Form of Non-Management Director Restricted Stock Unit Agreement (Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, the “Director Plan”), as amended November 14, 2019 (replaces and updates Exhibit 10.26 to our Annual Report on Form 10-K, filed on February 26, 2020).

10.3#*
Form of Non-Management Director Award Agreement Supplement (Director Plan), as amended November 14, 2019 (replaces and updates Exhibit 10.27 to our Annual Report on Form 10-K, filed on February 26, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:		/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 11, 2020