Form 10-Q
period 2020-06-30
Brighthouse Financial, Inc.
filed 2020-08-10
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-37905

Brighthouse Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3846992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)
(980) 365-7100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHF	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.600% Non-Cumulative Preferred Stock, Series A	BHFAP	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.750% Non-Cumulative Preferred Stock, Series B	BHFAO	The Nasdaq Stock Market LLC
6.250% Junior Subordinated Debentures due 2058	BHFAL	The Nasdaq Stock Market LLC
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
As of August 5, 2020, 93,022,838 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2020 (Unaudited) and December 31, 2019 and for the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	13
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	42
	Note 10 — Earnings Per Common Share	43
	Note 11 — Contingencies, Commitments and Guarantees	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4.	Controls and Procedures	91

Part II — Other Information
Item 1.	Legal Proceedings	92
Item 1A.	Risk Factors	92
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 6.	Exhibits	93

Signature		95

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $66,496 and $64,079, respectively; allowance for credit losses of $5 and $0, respectively)	$76,796	$71,036
Equity securities, at estimated fair value	129	147
Mortgage loans (net of allowance for credit losses of $92 and $64, respectively)	15,791	15,753
Policy loans	1,201	1,292
Limited partnerships and limited liability companies	2,354	2,380
Short-term investments, principally at estimated fair value	4,537	1,958
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	6,364	3,216
Total investments	107,172	95,782
Cash and cash equivalents	7,325	2,877
Accrued investment income	664	684
Premiums, reinsurance and other receivables	15,218	14,760
Deferred policy acquisition costs and value of business acquired	4,856	5,448
Current income tax recoverable	1	17
Other assets	532	584
Separate account assets	99,599	107,107
Total assets	$235,367	$227,259
Liabilities and Equity
Liabilities
Future policy benefits	$41,841	$39,686
Policyholder account balances	50,338	45,771
Other policy-related balances	3,152	3,111
Payables for collateral under securities loaned and other transactions	7,876	4,391
Long-term debt	3,979	4,365
Deferred income tax liability	2,567	1,355
Other liabilities	5,041	5,236
Separate account liabilities	99,599	107,107
Total liabilities	214,393	211,022
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $828 and $425, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,921,446 and 120,647,871 shares issued, respectively; 92,979,854 and 106,027,301 shares outstanding, respectively	1	1
Additional paid-in capital	13,307	12,908
Retained earnings (deficit)	3,523	585
Treasury stock, at cost; 27,941,592 and 14,620,570 shares, respectively	(887)	(562)
Accumulated other comprehensive income (loss)	4,965	3,240
Total Brighthouse Financial, Inc.’s stockholders’ equity	20,909	16,172
Noncontrolling interests	65	65
Total equity	20,974	16,237
Total liabilities and equity	$235,367	$227,259
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums	$193	$232	$391	$459
Universal life and investment-type product policy fees	827	888	1,713	1,763
Net investment income	652	942	1,568	1,753
Other revenues	93	96	195	188
Net investment gains (losses)	(34)	63	(53)	52
Net derivative gains (losses)	(2,653)	149	4,249	(1,154)
Total revenues	(922)	2,370	8,063	3,061
Expenses
Policyholder benefits and claims	839	845	2,026	1,617
Interest credited to policyholder account balances	276	265	535	523
Amortization of deferred policy acquisition costs and value of business acquired	(92)	170	678	192
Other expenses	577	621	1,094	1,213
Total expenses	1,600	1,901	4,333	3,545
Income (loss) before provision for income tax	(2,522)	469	3,730	(484)
Provision for income tax expense (benefit)	(531)	85	762	(133)
Net income (loss)	(1,991)	384	2,968	(351)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(1,991)	384	2,966	(353)
Less: Preferred stock dividends	7	7	14	7
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,998)	$377	$2,952	$(360)
Comprehensive income (loss)	$327	$1,416	$4,693	$1,635
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$327	$1,416	$4,691	$1,633

Earnings per common share
Basic	$(21.10)	$3.28	$29.60	$(3.10)
Diluted	$(21.10)	$3.27	$29.56	$(3.10)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Treasury stock acquired in connection with share repurchases					(142)		(142)		(142)
Share-based compensation			3		(2)		1		1
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				4,957			4,957	2	4,959
Other comprehensive income (loss), net of income tax						(596)	(596)		(596)
Balance at March 31, 2020	—	1	12,911	5,521	(706)	2,647	20,374	65	20,439
Preferred stock issuance	—		390				390		390
Treasury stock acquired in connection with share repurchases					(180)		(180)		(180)
Share-based compensation		—	6		(1)		5		5
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	—	—
Net income (loss)				(1,991)			(1,991)	—	(1,991)
Other comprehensive income (loss), net of income tax						2,318	2,318		2,318
Balance at June 30, 2020	$—	$1	$13,307	$3,523	$(887)	$4,965	$20,909	$65	$20,974

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(52)		(52)		(52)
Share-based compensation			4				4		4
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(737)			(737)	2	(735)
Other comprehensive income (loss), net of income tax						954	954		954
Balance at March 31, 2019	—	1	12,889	609	(170)	1,670	14,999	65	15,064
Treasury stock acquired in connection with share repurchases					(136)		(136)		(136)
Share-based compensation			4				4		4
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	—	—
Net income (loss)				384			384	—	384
Other comprehensive income (loss), net of income tax						1,032	1,032		1,032
Balance at June 30, 2019	$—	$1	$12,893	$986	$(306)	$2,702	$16,276	$65	$16,341
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$467	$809
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,729	9,102
Equity securities	27	16
Mortgage loans	827	542
Limited partnerships and limited liability companies	86	144
Purchases of:
Fixed maturity securities	(5,894)	(9,263)
Equity securities	—	(3)
Mortgage loans	(923)	(1,973)
Limited partnerships and limited liability companies	(298)	(209)
Cash received in connection with freestanding derivatives	4,958	725
Cash paid in connection with freestanding derivatives	(2,138)	(1,341)
Net change in policy loans	91	79
Net change in short-term investments	(2,565)	(789)
Net change in other invested assets	(25)	38
Net cash provided by (used in) investing activities	(2,125)	(2,932)
Cash flows from financing activities
Policyholder account balances:
Deposits	4,835	3,794
Withdrawals	(1,153)	(1,504)
Net change in payables for collateral under securities loaned and other transactions	3,485	(963)
Long-term debt issued	614	1,000
Long-term debt repaid	(1,001)	(601)
Preferred stock issued, net of issuance costs	390	412
Dividends on preferred stock	(14)	(7)
Treasury stock acquired in connection with share repurchases	(322)	(188)
Financing element on certain derivative instruments and other derivative related transactions, net	(698)	44
Other, net	(30)	(28)
Net cash provided by (used in) financing activities	6,106	1,959
Change in cash, cash equivalents and restricted cash	4,448	(164)
Cash, cash equivalents and restricted cash, beginning of period	2,877	4,145
Cash, cash equivalents and restricted cash, end of period	$7,325	$3,981
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$88	$92
Income tax	$3	$5
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Financial, as well as partnerships and limited liability companies (“LLCs”) that the Company controls. Intercompany accounts and transactions have been eliminated.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs adopted as of June 30, 2020 are summarized as follows:

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

ASUs issued but not yet adopted as of June 30, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.	The amendments are currently effective for the Company on January 1, 2022. On July 7, the FASB released an exposure draft which if adopted, will change the effective date of the amendments to January 1, 2023.	The Company continues to evaluate the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC and value of business acquired (“VOBA”) related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$205	$60	$(146)	$(98)	$21
Provision for income tax expense (benefit)	34	12	(31)	(12)	3
Post-tax adjusted earnings	171	48	(115)	(86)	18
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$171	$48	$(115)	$(93)	11
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(2,653)
Other adjustments to net income (loss)					144
Provision for income tax (expense) benefit					534
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(1,998)

Interest revenue	$405	$69	$166	$16
Interest expense	$—	$—	$—	$45

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$323	$72	$2	$(85)	$312
Provision for income tax expense (benefit)	58	14	—	(21)	51
Post-tax adjusted earnings	265	58	2	(64)	261
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$265	$58	$2	$(71)	254
Adjustments for:
Net investment gains (losses)					63
Net derivative gains (losses)					149
Other adjustments to net income (loss)					(55)
Provision for income tax (expense) benefit					(34)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$377

Interest revenue	$470	$116	$339	$17
Interest expense	$—	$—	$—	$48

	Six Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$594	$73	$(236)	$(157)	$274
Provision for income tax expense (benefit)	107	14	(51)	(34)	36
Post-tax adjusted earnings	487	59	(185)	(123)	238
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	14	14
Adjusted earnings	$487	$59	$(185)	$(139)	222
Adjustments for:
Net investment gains (losses)					(53)
Net derivative gains (losses)					4,249
Other adjustments to net income (loss)					(740)
Provision for income tax (expense) benefit					(726)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$2,952

Interest revenue	$865	$185	$490	$36
Interest expense	$—	$—	$—	$92

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$684	$103	$(44)	$(157)	$586
Provision for income tax expense (benefit)	124	20	(10)	(43)	91
Post-tax adjusted earnings	560	83	(34)	(114)	495
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$560	$83	$(34)	$(123)	486
Adjustments for:
Net investment gains (losses)					52
Net derivative gains (losses)					(1,154)
Other adjustments to net income (loss)					32
Provision for income tax (expense) benefit					224
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(360)

Interest revenue	$891	$213	$615	$34
Interest expense	$—	$—	$—	$95
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Annuities	$1,052	$1,194	$2,203	$2,311
Life	285	330	639	633
Run-off	332	527	825	1,003
Corporate & Other	37	42	79	85
Adjustments	(2,628)	277	4,317	(971)
Total	$(922)	$2,370	$8,063	$3,061
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Annuities	$158,152	$156,965
Life	22,299	21,876
Run-off	38,044	35,112
Corporate & Other	16,872	13,306
Total	$235,367	$227,259

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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$97,133		$55,048		$104,271		$59,859
Separate account value	$92,105		$53,830		$99,385		$58,694
Net amount at risk	$8,812	(4)	$8,045	(5)	$6,671	(4)	$4,750	(5)
Average attained age of contract holders	69 years		69 years		68 years		68 years

	June 30, 2020	December 31, 2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,866	$5,957
Net amount at risk (6)	$70,092	$71,124
Average attained age of policyholders	67 years	66 years

Variable Life Contracts
Total account value (3)	$3,330	$3,526
Net amount at risk (6)	$20,701	$21,325
Average attained age of policyholders	51 years	50 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
(3)Includes the contract holder’s investments in the general account and separate account, if applicable.
(4)Defined as the death benefit less the total account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)
(5)Defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents the Company’s potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the contracts contain terms that allow annuitization of the guaranteed amount only after the 10th anniversary of the contract, which not all contract holders have achieved.
(6)Defined as the guarantee amount less the account value, as of the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts on the balance sheet date.
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$30,157	$2	$4,314	$204	$34,265	$28,375	$—	$2,852	$67	$31,160
Foreign corporate	9,580	2	881	168	10,291	9,177	—	741	74	9,844
RMBS	7,980	1	617	12	8,584	8,692	—	438	12	9,118
U.S. government and agency	5,673	—	3,252	—	8,925	5,529	—	1,869	2	7,396
CMBS	5,805	—	473	23	6,255	5,500	—	264	9	5,755
State and political subdivision	3,329	—	904	1	4,232	3,358	—	701	2	4,057
ABS	2,469	—	40	46	2,463	1,945	—	21	11	1,955
Foreign government	1,503	—	285	7	1,781	1,503	—	250	2	1,751
Total fixed maturity securities	$66,496	$5	$10,766	$461	$76,796	$64,079	$—	$7,136	$179	$71,036
The Company held non-income producing fixed maturity securities with an estimated fair value of $1 million at June 30, 2020. The Company did not hold any non-income producing fixed maturity securities at December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,687	$7,534	$13,453	$27,568	$16,254	$66,496
Estimated fair value	$1,688	$7,889	$14,687	$35,230	$17,302	$76,796
_______________
(1)Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”).

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

	June 30, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,761	$152	$289	$52	$2,017	$44	$326	$23
Foreign corporate	1,260	70	590	98	576	12	561	62
RMBS	294	11	22	1	857	8	386	4
U.S. government and agency	—	—	—	—	40	2	—	—
CMBS	567	21	90	2	559	7	171	2
State and political subdivision	38	1	—	—	143	2	8	—
ABS	853	23	563	23	362	2	676	9
Foreign government	131	6	3	1	65	2	—	—
Total fixed maturity securities	$5,904	$284	$1,557	$177	$4,619	$79	$2,128	$100
Total number of securities in an unrealized loss position	1,332		265		720		302
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $504 million at June 30, 2020 and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $5 million, relating to 18 securities at June 30, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	Foreign Corporate	Total
	(In millions)
Balance at January 1, 2020	$3	$—	$1	$4
Allowance on securities where credit losses were not previously recorded	3	1	2	6
Allowance on securities that had an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against allowance (1)	(3)	—	(1)	(4)
Balance at June 30, 2020	$2	$1	$2	$5
_______________
(1)The Company recorded total write-offs of $13 million during the six months ended June 30, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,715	61.5%	$9,721	61.7%
Agricultural	3,361	21.3	3,388	21.5
Residential	2,807	17.8	2,708	17.2
Total mortgage loans (1)	15,883	100.6	15,817	100.4
Allowance for credit losses	(92)	(0.6)	(64)	(0.4)
Total mortgage loans, net	$15,791	100.0%	$15,753	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $331 million and $488 million for the three months and six months ended June 30, 2020, respectively, and $86 million and $563 million for the three months and six months ended June 30, 2019, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at June 30, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $86 million at June 30, 2020.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	7	15	2
Balance at January 1, 2020	27	17	22	66
Current period provision	10	(1)	17	26
Balance at June 30, 2020	$37	$16	$39	$92
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

Six Months Ended June 30, 2020
(In millions)
Purchase price	$77
Allowance at acquisition date	$2
Discount or premium attributable to other factors	$2
Par value	$81

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
June 30, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$193	$1,683	$1,109	$572	$1,124	$3,247	$7,928
65% to 75%	59	306	456	340	10	275	1,446
76% to 80%	—	—	—	—	114	—	114
Greater than 80%	—	—	10	13	6	198	227
Total commercial mortgage loans	252	1,989	1,575	925	1,254	3,720	9,715
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	110	564	784	445	492	801	3,196
65% to 75%	2	76	10	45	—	19	152
76% to 80%	8	5	—	—	—	—	13
Total agricultural mortgage loans	120	645	794	490	492	820	3,361
Residential mortgage loans
Performing	168	497	540	132	51	1,371	2,759
Nonperforming	—	1	1	—	1	45	48
Total residential mortgage loans	168	498	541	132	52	1,416	2,807
Total	$540	$3,132	$2,910	$1,547	$1,798	$5,956	$15,883
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-Service Coverage Ratios:
Greater than 1.20x	$9,198	94.7%	$9,257	95.2%
1.00x - 1.20x	314	3.2	298	3.1
Less than 1.00x	203	2.1	166	1.7
Total	$9,715	100.0%	$9,721	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments, as provided in the CARES Act. At June 30, 2020, 1% of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,715	$3,350	$2,705	$15,770
30-59 days past due	—	—	54	54
60-89 days past due	—	10	19	29
90-179 days past due	—	—	12	12
180+ days past due	—	1	17	18
Total	$9,715	$3,361	$2,807	$15,883
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2020, 1% of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
December 31, 2019	$—	$21	$37	$58
June 30, 2020 (1)	$—	$1	$48	$49
_______________
(1)The Company had $8 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2020.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for the six months ended June 30, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to non-performing mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the six months ended June 30, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Leveraged Leases
The carrying value of leveraged leases at June 30, 2020 and December 31, 2019 was $50 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 15 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both June 30, 2020 and December 31, 2019, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$10,305	$6,957
Derivatives	660	245
Other	(16)	(13)
Subtotal	10,949	7,189
Amounts allocated from:
Future policy benefits	(4,153)	(2,692)
DAC, VOBA and DSI	(445)	(341)
Subtotal	(4,598)	(3,033)
Deferred income tax benefit (expense)	(1,334)	(873)
Net unrealized investment gains (losses)	$5,017	$3,283
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2020
(In millions)
Balance at December 31, 2019	$3,283
Unrealized investment gains (losses) during the period	3,760
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,461)
DAC, VOBA and DSI	(104)
Deferred income tax benefit (expense)	(461)
Balance at June 30, 2020	$5,017
Change in net unrealized investment gains (losses)	$1,734

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2020 and December 31, 2019.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2020	December 31, 2019
	(In millions)
Securities on loan: (1)
Amortized cost	$2,065	$2,031
Estimated fair value	$3,596	$2,996
Cash collateral received from counterparties (2)	$3,674	$3,074
Securities collateral received from counterparties (3)	$12	$—
Reinvestment portfolio — estimated fair value	$3,794	$3,174
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold or re-pledged unless the counterparty is in default.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2020				December 31, 2019
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,284	$2,012	$373	$3,669	$1,279	$1,094	$701	$3,074
U.S. corporate	2	—	—	2	—	—	—	—
Foreign corporate	3	—	—	3	—	—	—	—
Total	$1,289	$2,012	$373	$3,674	$1,279	$1,094	$701	$3,074
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2020 was $1.3 billion, primarily U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, U.S. and foreign corporate securities, ABS, non-agency RMBS and U.S. government and agency securities) with 62% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at June 30, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,922	$9,349
Invested assets held in trust (reinsurance agreements) (2)	5,456	4,561
Invested assets pledged as collateral (3)	4,506	3,641
Total invested assets on deposit, held in trust and pledged as collateral	$19,884	$17,551
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $147 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $102 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report) and derivative transactions (see Note 5).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at June 30, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,143	$12,265	$13,094	$12,454
Limited partnerships and LLCs	1,880	3,171	1,907	3,080
Total	$15,023	$15,436	$15,001	$15,534
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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$676	$679	$1,345	$1,332
Equity securities	1	1	3	4
Mortgage loans	166	176	332	335
Policy loans	13	17	25	33
Limited partnerships and LLCs (1)	(189)	88	(107)	96
Cash, cash equivalents and short-term investments	14	23	37	37
Other	11	6	25	19
Total investment income	692	990	1,660	1,856
Less: Investment expenses	40	48	92	103
Net investment income	$652	$942	$1,568	$1,753
_______________
(1)Includes net investment income pertaining to other limited partnership interests of ($192) million and ($119) million for the three months and six months ended June 30, 2020, respectively, and $76 million for both the three months and six months ended June 30, 2019.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fixed maturity securities	$(21)	$68	$(27)	$53
Equity securities	7	1	(7)	11
Mortgage loans	(22)	(3)	(26)	(7)
Limited partnerships and LLCs	(2)	(2)	(3)	(5)
Other	4	(1)	10	—
Total net investment gains (losses)	$(34)	$63	$(53)	$52
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$622	$3,679	$1,271	$6,958
Gross investment gains	$15	$106	$32	$173
Gross investment losses	(37)	(38)	(43)	(120)
Net investment gains (losses)	$(22)	$68	$(11)	$53
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
•Interest rate derivatives: swaps, caps, swaptions and forwards;
•Foreign currency exchange rate derivatives: forwards and swaps;
•Equity derivatives: options, total return swaps and variance swaps; and
•Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$360	$101	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,811	492	1	2,765	190	27
Total qualifying hedges		3,171	593	1	3,185	212	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,434	746	9	7,559	878	29
Interest rate caps	Interest rate	2,350	1	—	3,350	2	—
Interest rate options	Interest rate	24,170	2,306	256	29,750	782	187
Interest rate forwards	Interest rate	7,160	1,349	—	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	1,020	186	14	1,051	96	15
Foreign currency forwards	Foreign currency exchange rate	147	—	—	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,788	19	2	1,635	36	—
Equity index options	Equity market	46,537	834	1,246	51,509	850	1,728
Equity variance swaps	Equity market	1,098	11	27	2,136	69	69
Equity total return swaps	Equity market	10,120	105	696	7,723	2	367
Total non-designated or non-qualifying derivatives		97,842	5,557	2,250	110,287	2,809	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	323	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	1,526	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	3,813	N/A	—	1,656
Assumed index-linked annuities	Other	N/A	—	310	N/A	—	339
Total embedded derivatives		N/A	323	5,649	N/A	217	4,248
Total		$101,013	$6,473	$7,900	$113,472	$3,238	$6,785
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Three Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$(4)
Foreign currency exchange rate derivatives	3	(3)	10	(136)
Total cash flow hedges	3	(3)	10	(140)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(165)	—	—	—
Foreign currency exchange rate derivatives	(27)	(2)	—	—
Credit derivatives	29	—	—	—
Equity derivatives	(1,605)	—	—	—
Embedded derivatives	(883)	—	—	—
Total non-qualifying hedges	(2,651)	(2)	—	—
Total	$(2,648)	$(5)	$10	$(140)
Three Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$6	$—	$—	$—
Foreign currency exchange rate derivatives	16	(23)	9	75
Total cash flow hedges	22	(23)	9	75
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	917	—	—	—
Foreign currency exchange rate derivatives	30	(3)	—	—
Credit derivatives	12	—	—	—
Equity derivatives	(344)	—	—	—
Embedded derivatives	(462)	—	—	—
Total non-qualifying hedges	153	(3)	—	—
Total	$175	$(26)	$9	$75

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$93
Foreign currency exchange rate derivatives	3	(3)	21	327
Total cash flow hedges	4	(3)	22	420
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,756	—	—	—
Foreign currency exchange rate derivatives	107	(9)	—	—
Credit derivatives	(3)	—	—	—
Equity derivatives	359	—	—	—
Embedded derivatives	(962)	—	—	—
Total non-qualifying hedges	4,257	(9)	—	—
Total	$4,261	$(12)	$22	$420
Six Months Ended June 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$1	$—
Foreign currency exchange rate derivatives	19	(23)	17	41
Total cash flow hedges	47	(23)	18	41
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,249	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—
Credit derivatives	30	—	—	—
Equity derivatives	(1,790)	—	—	—
Embedded derivatives	(686)	—	—	—
Total non-qualifying hedges	(1,175)	(3)	—	—
Total	$(1,128)	$(26)	$18	$41
At June 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $660 million and $245 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$879	2.8	$11	$615	2.5
Baa	10	909	5.3	25	1,020	5.1
Total	$17	$1,788	4.0	$36	$1,635	4.1
_______________
(1)The Company has written credit protection on both single name and index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
(2)The weighted average years to maturity of the credit default swaps is calculated based on weighted average gross notional amounts.
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2020
Derivative assets	$6,166	$(1,733)	$(3,715)	$718	$(705)	$13
Derivative liabilities	$2,248	$(1,733)	$—	$515	$(514)	$1
December 31, 2019
Derivative assets	$3,062	$(1,458)	$(1,115)	$489	$(488)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
_______________
(1)Represents amounts subject to an enforceable master netting agreement or similar agreement.
(2)The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold or re-pledged unless the counterparty is in default. Amounts do not include excess of collateral pledged or received.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$515	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,144	$1,473
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately.

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

	June 30, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$33,566	$699	$34,265
Foreign corporate	—	10,096	195	10,291
RMBS	—	8,544	40	8,584
U.S. government and agency	1,858	7,067	—	8,925
CMBS	—	6,229	26	6,255
State and political subdivision	—	4,232	—	4,232
ABS	—	2,356	107	2,463
Foreign government	—	1,781	—	1,781
Total fixed maturity securities	1,858	73,871	1,067	76,796
Equity securities	12	113	4	129
Short-term investments	3,007	1,530	—	4,537
Derivative assets: (1)
Interest rate	—	4,503	—	4,503
Foreign currency exchange rate	—	649	29	678
Credit	—	11	8	19
Equity market	—	937	13	950
Total derivative assets	—	6,100	50	6,150
Embedded derivatives within asset host contracts (2)	—	—	323	323
Separate account assets	159	99,437	3	99,599
Total assets	$5,036	$181,051	$1,447	$187,534
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$265	$—	$265
Foreign currency exchange rate	—	15	—	15
Credit	—	1	1	2
Equity market	—	1,940	29	1,969
Total derivative liabilities	—	2,221	30	2,251
Embedded derivatives within liability host contracts (2)	—	—	5,649	5,649
Total liabilities	$—	$2,221	$5,679	$7,900

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
_______________
(1)Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivatives within asset host contracts are presented within premiums, reinsurance and other receivables and other invested assets on the consolidated balance sheets. Embedded derivatives within liability host contracts are presented within policyholder account balances on the consolidated balance sheets.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2020.
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

					June 30, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.02%	-	11.31%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	16.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.24%	-	21.65%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.52%	-	2.78%	0.54%	-	1.99%	Decrease (6)
_______________
(1)Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old, which represents the majority of the business with living benefits. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.
(2)The range shown reflects base lapse rates for major product categories for duration 1-20, which represents majority of business with living benefit riders. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.
(3)The utilization rate assumption estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder.
(4)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(5)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative.
(6)Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the embedded derivative.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2020
Balance, beginning of period	$851	$218	$73	$7	$4	$2	$50	$(4,263)	$4
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	(3)	(883)	—
Total realized/unrealized gains (losses) included in AOCI	59	3	—	—	—	—	(10)	—	—
Purchases (7)	187	85	—	—	—	—	—	—	—
Sales (7)	(46)	(1)	—	—	—	(2)	(17)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(180)	—
Transfers into Level 3 (8)	86	26	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(241)	(158)	(73)	(7)	—	—	—	—	(1)
Balance, end of period	$894	$173	$—	$—	$4	$—	$20	$(5,326)	$3
Three Months Ended June 30, 2019
Balance, beginning of period	$697	$228	$74	$—	$4	$—	$(136)	$(2,436)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(1)	(462)	—
Total realized/unrealized gains (losses) included in AOCI	1	1	—	—	—	—	4	—	—
Purchases (7)	64	15	—	—	—	6	—	—	—
Sales (7)	(49)	(9)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(223)	—
Transfers into Level 3 (8)	124	61	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(72)	(188)	—	—	—	—	(1)	—	—
Balance, end of period	$765	$108	$74	$—	$4	$6	$(134)	$(3,121)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$—	$—	$—	$—	$—	$—	$3	$(928)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$58	$3	$—	$—	$—	$—	$(10)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(1)	$(538)	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2020
Balance, beginning of period	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(4)	—	—	—	—	—	(2)	(962)	—
Total realized/unrealized gains (losses) included in AOCI	15	—	—	—	—	—	20	—	—
Purchases (7)	433	104	—	—	—	—	—	—	—
Sales (7)	(51)	(5)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(333)	—
Transfers into Level 3 (8)	153	30	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(113)	(73)	(73)	—	(4)	—	—	—	—
Balance, end of period	$894	$173	$—	$—	$4	$—	$20	$(5,326)	$3
Six Months Ended June 30, 2019
Balance, beginning of period	$732	$173	$74	$—	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(10)	(686)	—
Total realized/unrealized gains (losses) included in AOCI	10	2	—	—	—	—	1	—	—
Purchases (7)	67	15	—	—	—	6	—	—	—
Sales (7)	(55)	(27)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(437)	—
Transfers into Level 3 (8)	141	87	—	—	1	—	—	—	—
Transfers out of Level 3 (8)	(130)	(142)	—	—	—	—	(3)	—	—
Balance, end of period	$765	$108	$74	$—	$4	$6	$(134)	$(3,121)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$(17)	$(1,019)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$16	$—	$—	$—	$—	$—	$20	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2019 (9)	$—	$—	$—	$—	$—	$—	$(9)	$(826)	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are presented net for purposes of the rollforward.
(3)Embedded derivative assets and liabilities are presented net for purposes of the rollforward.
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are presented within net investment gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
(5)Amortization of premium/accretion of discount is included within net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(6)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.
(7)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(8)Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.
(9)Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,791	$—	$—	$16,439	$16,439
Policy loans	$1,201	$—	$424	$1,588	$2,012
Other invested assets	$93	$—	$81	$12	$93
Premiums, reinsurance and other receivables	$2,518	$—	$56	$3,025	$3,081
Liabilities
Policyholder account balances	$16,926	$—	$—	$17,670	$17,670
Long-term debt	$3,979	$—	$4,017	$—	$4,017
Other liabilities	$998	$—	$351	$647	$998
Separate account liabilities	$1,146	$—	$1,146	$—	$1,146

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
7. Long-term Debt
Senior Notes
During the second quarter of 2020, BHF issued $615 million aggregate principal amount of senior notes due May 2030 (the “2030 Senior Notes”) for aggregate net cash proceeds of $614 million. The 2030 Senior Notes bear interest at a fixed rate of 5.625%, payable semi-annually.
Term Loan Facility
During the second quarter of 2020, BHF used the aggregate net proceeds from the issuances of the 2030 Senior Notes and the Series B Depositary Shares (as defined in Note 8) to repay all outstanding borrowings under its $1.0 billion unsecured term loan facility (the “Term Loan Facility”). On June 2, 2020, BHF terminated the Term Loan Facility without penalty.
Reinsurance Financing Arrangement
On June 11, 2020, Brighthouse Reinsurance Company of Delaware, with the explicit permission of the Delaware Commissioner of Insurance, amended its financing arrangement with a pool of highly rated third-party reinsurers to increase the maximum amount from $10.0 billion to $12.0 billion and to extend the term by two years to 2039. At June 30, 2020, there were no borrowings and there was $10.6 billion of funding available under this financing arrangement.
8. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding were as follows at:

	June 30, 2020			December 31, 2019
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	—	—	—
Not designated	99,966,900	—	—	99,983,000	—	—
Total	100,000,000	33,100	33,100	100,000,000	17,000	17,000

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
In May 2020, BHF issued depositary shares (the “Series B Depositary Shares”), each representing a 1/1,000th ownership interest in a share of its perpetual 6.750% non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) and in the aggregate representing 16,100 shares of Series B Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $390 million. Dividends, if declared, will accrue and be payable quarterly, in arrears, at an annual rate of 6.750% on the stated amount per share. In connection with the issuance of the Series B Depositary Shares and the underlying Series B Preferred Stock, BHF incurred $13 million of issuance costs, which have been recorded as a reduction of additional paid-in capital.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s perpetual 6.600% non-cumulative preferred stock, Series A for the six months ended June 30, 2020 and 2019 were as follows:

Declaration Date	Record Date	Payment Date	Per Share	Aggregate
				(In millions)
May 15, 2020	June 10, 2020	June 25, 2020	$412.50	$7
February 14, 2020	March 10, 2020	March 25, 2020	412.50	7
			$825.00	$14

May 15, 2019	June 10, 2019	June 25, 2019	$412.50	$7
			$412.50	$7
Common Stock Repurchase Program
On February 6, 2020, BHF authorized the repurchase of up to an additional $500 million of its common stock. Repurchases under this authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. On May 11, 2020, the Company announced that it had temporarily suspended repurchases of its common stock. The temporary suspension remains in effect while the Company continues to assess market conditions and other factors.
During the six months ended June 30, 2020 and 2019, BHF repurchased 13,250,927 and 4,993,424 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $322 million and $188 million, respectively. At June 30, 2020, BHF had $231 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at March 31, 2020	$2,083	$612	$(19)	$(29)	$2,647
OCI before reclassifications	3,059	(140)	5	1	2,925
Deferred income tax benefit (expense)	(643)	30	(10)	—	(623)
AOCI before reclassifications, net of income tax	4,499	502	(24)	(28)	4,949
Amounts reclassified from AOCI	23	(3)	—	—	20
Deferred income tax benefit (expense)	(5)	1	—	—	(4)
Amounts reclassified from AOCI, net of income tax	18	(2)	—	—	16
Balance at June 30, 2020	$4,517	$500	$(24)	$(28)	$4,965

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Three Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at March 31, 2019	$1,580	$140	$(27)	$(23)	$1,670
OCI before reclassifications	1,293	75	7	—	1,375
Deferred income tax benefit (expense)	(271)	(16)	—	—	(287)
AOCI before reclassifications, net of income tax	2,602	199	(20)	(23)	2,758
Amounts reclassified from AOCI	(48)	(22)	—	—	(70)
Deferred income tax benefit (expense)	10	4	—	—	14
Amounts reclassified from AOCI, net of income tax	(38)	(18)	—	—	(56)
Balance at June 30, 2019	$2,564	$181	$(20)	$(23)	$2,702

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
OCI before reclassifications (2)	1,768	420	—	—	2,188
Deferred income tax benefit (expense)	(371)	(88)	(9)	—	(468)
AOCI before reclassifications, net of income tax	4,508	504	(24)	(28)	4,960
Amounts reclassified from AOCI	12	(5)	—	—	7
Deferred income tax benefit (expense)	(3)	1	—	—	(2)
Amounts reclassified from AOCI, net of income tax	9	(4)	—	—	5
Balance at June 30, 2020	$4,517	$500	$(24)	$(28)	$4,965

	Six Months Ended June 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	2,545	41	7	(3)	2,590
Deferred income tax benefit (expense)	(534)	(9)	—	—	(543)
AOCI before reclassifications, net of income tax	2,587	219	(20)	(23)	2,763
Amounts reclassified from AOCI	(29)	(48)	—	—	(77)
Deferred income tax benefit (expense)	6	10	—	—	16
Amounts reclassified from AOCI, net of income tax	(23)	(38)	—	—	(61)
Balance at June 30, 2019	$2,564	$181	$(20)	$(23)	$2,702
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of ASU 2016-13, see Note 1.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(20)	$70	$(7)	$55	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(22)	(5)	(26)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(23)	48	(12)	29
Income tax (expense) benefit	5	(10)	3	(6)
Net unrealized investment gains (losses), net of income tax	(18)	38	(9)	23
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	6	1	28	Net derivative gains (losses)
Interest rate swaps	—	—	1	1	Net investment income
Foreign currency swaps	3	16	3	19	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	22	5	48
Income tax (expense) benefit	(1)	(4)	(1)	(10)
Gains (losses) on cash flow hedges, net of income tax	2	18	4	38
Total reclassifications, net of income tax	$(16)	$56	$(5)	$61
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
Other revenues consisted primarily of 12b-1 fees of $76 million and $157 million for the three months and six months ended June 30, 2020, respectively, and $85 million and $167 million for the three months and six months ended June 30, 2019, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Compensation	$93	$80	$162	$162
Contracted services and other labor costs	78	65	146	112
Transition services agreements	15	65	53	132
Establishment costs	35	38	53	72
Premium and other taxes, licenses and fees	14	13	26	20
Separate account fees	108	122	225	242
Volume related costs, excluding compensation, net of DAC capitalization	162	153	290	317
Interest expense on debt	45	48	92	95
Other	27	37	47	61
Total other expenses	$577	$621	$1,094	$1,213
10. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,998)	$377	$2,952	$(360)

Weighted average common shares outstanding — basic	94,698,169	114,931,224	99,728,754	115,863,127
Dilutive effect of share-based awards	—	605,430	140,178	—
Weighted average common shares outstanding — diluted	94,698,169	115,536,654	99,868,932	115,863,127

Earnings per common share:
Basic	$(21.10)	$3.28	$29.60	$(3.10)
Diluted	$(21.10)	$3.27	$29.56	$(3.10)
For the six months ended June 30, 2020 and the three months ended June 30, 2019, weighted average shares used for calculating diluted earnings per common share excludes 187,371 and 196,492, respectively, of out-of-the-money stock options, as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the six months ended June 30, 2020 and the three months ended June 30, 2019.
For the three months ended June 30, 2020 and the six months ended June 30, 2019, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2020.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of June 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)
Cost of Insurance Class Action
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020 and intends to vigorously defend this matter.
Summary
Various litigations, claims and assessments against the Company, in addition to those discussed previously and those otherwise provided for in the Company’s consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, investor and taxpayer. Further, state insurance regulatory authorities and other federal and state authorities regularly make inquiries and conduct investigations concerning the Company’s compliance with applicable insurance and other laws and regulations.
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
Other Contingencies
The Company applies the same standard of recognition for non-litigation loss contingencies when assertions are made involving disputes with counterparties to contractual arrangements entered into by the Company, including with third-party vendors. In such cases, the Company establishes liabilities when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In cases where it is not probable, but is reasonably possible that a loss will be incurred, no accrual is made. The Company estimates the aggregate range of reasonably possible losses associated with such matters in excess of amounts accrued to be between $25 million and $75 million. For all other asserted claims, the Company is not currently able to estimate any reasonably possible unrecorded loss or range of loss, and will be unable to do so until sufficient information to support any such assessments is available. On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $229 million and $206 million at June 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion at both June 30, 2020 and December 31, 2019.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $112 million, with a cumulative maximum of $118 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million at both June 30, 2020 and December 31, 2019 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2020; and (iv) our current reports on Form 8-K filed in 2020.
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:
•“Executive Summary” provides information regarding our business, segments and results as discussed in the Results of Operations.
•“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q, that we believe may materially affect our future financial condition, results of operations or cash flows, including from the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”).
•“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our results in accordance with accounting principles generally accepted in the United States of America (“GAAP”) .
•“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in the Results of Operations that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived from, but different than, the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics, but is not intended to be exhaustive.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(2,529)	$462	$3,714	$(493)
Less: Provision for income tax expense (benefit)	(531)	85	762	(133)
Net income (loss) available to shareholders	$(1,998)	$377	$2,952	$(360)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$14	$305	$258	$577
Less: Provision for income tax expense (benefit)	3	51	36	91
Adjusted earnings	$11	$254	$222	$486
For the three months ended June 30, 2020, we had a net loss available to shareholders of $2.0 billion and adjusted earnings of $11 million, compared to net income available to shareholders of $377 million and adjusted earnings of $254 million, for the three months ended June 30, 2019. Net loss available to shareholders for the three months ended June 30, 2020 primarily reflects net unfavorable changes in the estimated fair value of our derivatives due to market factors. Higher equity markets unfavorably impacted the estimated fair value of Shield Level Annuities (“Shield” and “Shield Annuities”), a suite of structured annuities consisting of products marketed under various names, embedded derivative liabilities (“Shield Annuity liabilities”). Higher equity markets also resulted in unfavorable changes to the freestanding derivatives that hedge our variable annuity business, which more than exceeded the favorable impact to the embedded derivative liabilities. In addition, the impact of narrowing credit spreads resulted in an unfavorable adjustment for non-performance risk related to the variable annuity embedded derivative liabilities. For the six months ended June 30, 2020, we had net income available to shareholders of $3.0 billion and adjusted earnings of $222 million, compared to a net loss available to shareholders of $360 million and adjusted earnings of $486 million for the six months ended June 30, 2019. Net income available to shareholders for the six months ended June 30, 2020 was driven by net favorable comparative results in guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) as declining long-term interest rates favorably impacted the fair value of the freestanding derivatives that hedge our variable annuity business, which more than offset the unfavorable change in the fair value of the embedded derivative liabilities. Results in GMLB Riders were also favorably impacted by the adjustment for non-performance risk resulting from the widening of credit spreads. Declining long-term interest rates resulted in favorable changes in the fair value of the universal life with secondary guarantees (“ULSG”) hedge program.
See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, including as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the development and implementation, and the efficacy, of any therapeutic treatment or vaccine for COVID-19. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, results of operations, financial condition and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets and/or aspects of our business model. See “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity” in our First Quarter Form 10-Q.
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and we have continued to serve our distribution partners and customers without interruption. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as previously disclosed in “— Regulatory Developments” in the First Quarter Form 10-Q. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidents of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of the second quarter of 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio have been, and are expected to continue to be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “— Investments — Current Environment — Selected Sector Investments,” “— Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, during the second quarter of 2020, Fitch revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. Downgrades in our ratings or changes to our rating outlooks could have a material adverse effect on our results of operations and financial condition, including capitalization and liquidity. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating.
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as

“Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented herein and by our First Quarter Form 10-Q.
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities (“IRAs”) that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and IRA owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. On June 29, 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” See “— Department of Labor Fiduciary Advice Rule.”
The DOL has issued a number of regulations that increase the level of disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. Our insurance subsidiaries have taken and continue to take steps designed to ensure compliance with these regulations as they apply to service providers.
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy. We have taken and continue to take steps designed to ensure that policies issued after 1998 to ERISA plans qualify as guaranteed benefit policies.
Department of Labor Fiduciary Advice Rule
On June 29, 2020, the DOL announced new regulatory action (the “Fiduciary Advice Rule”) that reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA, or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice did not constitute investment advice giving rise to a fiduciary relationship.
Under the Fiduciary Advice Rule, individuals or entities providing such advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
In connection with the Fiduciary Advice Rule, the DOL also issued a proposed exemption that would allow fiduciaries to receive compensation in connection with providing investment advice, including advice about roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary would be required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.
In addition, the DOL has issued an amendment repealing the provisions of its previous fiduciary rule, which was promulgated in 2016 and vacated in 2018. The amendment also restored certain other prohibited transaction exemptions (“PTE”) to their pre-2016 forms, including PTE 84-24, which provides relief, among other things, for receipt of commissions by insurance agents, broker-dealers, and others in connection with the sale of insurance and annuity contracts. Such exemptions may provide further relief in connection with the provision of fiduciary advice in the context of sales of insurance products.
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. However, we continue to analyze the impact of the Fiduciary Advice Rule, and, while we cannot predict the rule’s impact, it could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings and increased litigation risk, which could adversely affect our results of operations and financial condition. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements.
The most critical estimates include those used in determining:
•liabilities for future policy benefits;
•amortization of deferred policy acquisition costs (“DAC”);
•investment credit losses;
•estimated fair values of freestanding derivatives and the recognition and estimated fair value of embedded derivatives requiring bifurcation; and
•measurement of income taxes and the valuation of deferred tax assets.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);

•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIBs”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC and value of business acquired (“VOBA”) related to (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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
__________________
(1)Italicized items indicate GAAP statement of operations line items.
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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$193	$232	$391	$459
Universal life and investment-type product policy fees	827	888	1,713	1,763
Net investment income	652	942	1,568	1,753
Other revenues	93	96	195	188
Net investment gains (losses)	(34)	63	(53)	52
Net derivative gains (losses)	(2,653)	149	4,249	(1,154)
Total revenues	(922)	2,370	8,063	3,061
Expenses
Policyholder benefits and claims	839	845	2,026	1,617
Interest credited to policyholder account balances	276	265	535	523
Capitalization of DAC	(91)	(95)	(189)	(181)
Amortization of DAC and VOBA	(92)	170	678	192
Interest expense on debt	45	48	92	95
Other expenses	623	668	1,191	1,299
Total expenses	1,600	1,901	4,333	3,545
Income (loss) before provision for income tax	(2,522)	469	3,730	(484)
Provision for income tax expense (benefit)	(531)	85	762	(133)
Net income (loss)	(1,991)	384	2,968	(351)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(1,991)	384	2,966	(353)
Less: Preferred stock dividends	7	7	14	7
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,998)	$377	$2,952	$(360)

The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
GMLB Riders	$(2,466)	$(233)	$1,906	$(1,563)
Other derivative instruments	(82)	344	1,636	480
Net investment gains (losses)	(34)	63	(53)	52
Other adjustments	39	(17)	(33)	(39)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	14	305	258	577
Income (loss) available to shareholders before provision for income tax	(2,529)	462	3,714	(493)
Provision for income tax expense (benefit)	(531)	85	762	(133)
Net income (loss) available to shareholders	$(1,998)	$377	$2,952	$(360)
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Loss available to shareholders before provision for income tax was $2.5 billion ($2.0 billion, net of income tax), a decrease of $3.0 billion ($2.4 billion, net of income tax) from income before provision for income tax of $462 million ($377 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following key unfavorable items:
•higher losses from GMLB Riders in the current period, see “— GMLB Riders for the Three Months and Six Months Ended June 30, 2020 and 2019”;
•losses on other derivative instruments reflecting:
◦losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the benchmark long-term interest rate increasing in the current period and decreasing in the prior period; and
◦an unfavorable impact from foreign currency swaps due to the U.S. dollar mostly weakening in the current period and strengthening in the prior period;
•lower pre-tax adjusted earnings, discussed in greater detail below; and
•net losses on sales of fixed maturity securities compared to prior period net gains, and an increase in mortgage loan reserves, partially offset by current period net mark-to-market gains on equity securities.
The decrease in income before provision for income tax was partially offset by lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in the Run-off segment.
The provision for income tax in the current period led to an effective tax rate of 21% compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Income available to shareholders before provision for income tax was $3.7 billion ($3.0 billion, net of income tax), an increase of $4.2 billion ($3.3 billion, net of income tax) from a loss before provision for income tax of $493 million ($360 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following key favorable items:
•gains from GMLB Riders in the current period, compared to losses in the prior period, see “— GMLB Riders for the Three Months and Six Months Ended June 30, 2020 and 2019”; and
•current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the benchmark long-term interest rate declining more in the current period than in the prior period.

The increase in income before provision for income tax was partially offset by the following key unfavorable items:
•lower pre-tax adjusted earnings, discussed in greater detail below, and
•lower net investment gains (losses) reflecting:
◦net losses on sales of fixed maturity securities compared to prior period net gains;
◦net losses due to an increase in mortgage loan reserves;
◦current period mark-to-market losses on equity securities compared to prior period net gains; and
◦higher impairments on fixed maturity securities in the current period.
The provision for income tax in the current period led to an effective tax rate of 21% compared to 27% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(2,332)	$43	$196	$95	$(1,998)
Add: Provision for income tax expense (benefit)	34	12	(371)	(206)	(531)
Income (loss) available to shareholders before provision for income tax	(2,298)	55	(175)	(111)	(2,529)
Less: GMLB Riders	(2,466)	—	—	—	(2,466)
Less: Other derivative instruments	(23)	(1)	(60)	2	(82)
Less: Net investment gains (losses)	(29)	(3)	6	(8)	(34)
Less: Other adjustments	15	(1)	25	—	39
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	205	60	(146)	(105)	14
Less: Provision for income tax expense (benefit)	34	12	(31)	(12)	3
Adjusted earnings	$171	$48	$(115)	$(93)	$11

	Three Months Ended June 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$41	$78	$432	$(174)	$377
Add: Provision for income tax expense (benefit)	58	14	(41)	54	85
Income (loss) available to shareholders before provision for income tax	99	92	391	(120)	462
Less: GMLB Riders	(233)	—	—	—	(233)
Less: Other derivative instruments	(3)	11	337	(1)	344
Less: Net investment gains (losses)	13	9	68	(27)	63
Less: Other adjustments	(1)	—	(16)	—	(17)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	323	72	2	(92)	305
Less: Provision for income tax expense (benefit)	58	14	—	(21)	51
Adjusted earnings	$265	$58	$2	$(71)	$254

	Six Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$2,465	$1	$1,221	$(735)	$2,952
Add: Provision for income tax expense (benefit)	107	14	116	525	762
Income (loss) available to shareholders before provision for income tax	2,572	15	1,337	(210)	3,714
Less: GMLB Riders	1,906	—	—	—	1,906
Less: Other derivative instruments	126	(60)	1,571	(1)	1,636
Less: Net investment gains (losses)	(40)	2	21	(36)	(53)
Less: Other adjustments	(14)	—	(19)	—	(33)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	594	73	(236)	(173)	258
Less: Provision for income tax expense (benefit)	107	14	(51)	(34)	36
Adjusted earnings	$487	$59	$(185)	$(139)	$222

	Six Months Ended June 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,010)	$94	$690	$(134)	$(360)
Add: Provision for income tax expense (benefit)	113	20	(189)	(77)	(133)
Income (loss) available to shareholders before provision for income tax	(897)	114	501	(211)	(493)
Less: GMLB Riders	(1,563)	—	—	—	(1,563)
Less: Other derivative instruments	(35)	21	495	(1)	480
Less: Net investment gains (losses)	17	(10)	89	(44)	52
Less: Other adjustments	—	—	(39)	—	(39)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	684	103	(44)	(166)	577
Less: Provision for income tax expense (benefit)	124	20	(10)	(43)	91
Adjusted earnings	$560	$83	$(34)	$(123)	$486

Consolidated Results for the Three Months and Six Months Ended June 30, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$857	$919	$1,779	$1,820
Net investment spread	160	459	601	794
Insurance-related activities	(262)	(292)	(756)	(565)
Amortization of DAC and VOBA	(157)	(153)	(256)	(250)
Other expenses, net of DAC capitalization	(577)	(621)	(1,094)	(1,213)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	7	7	16	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	14	305	258	577
Provision for income tax expense (benefit)	3	51	36	91
Adjusted earnings	$11	$254	$222	$486
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Adjusted earnings were $11 million, a decrease of $243 million.
Key net unfavorable impacts were:
•lower net investment spread reflecting:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
•lower fee income due to lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.
Key favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and
•lower costs associated with insurance-related activities in our Run-off segment.
The provision for income tax in the current period led to an effective tax rate of 21% compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were $222 million, a decrease of $264 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;

partially offset by
◦higher average invested assets resulting from positive net flows in the general account;
•higher costs associated with insurance-related activities due to:
◦an increase in guaranteed minimum death benefits (“GMDB”) liability balances resulting from unfavorable equity market performance and declining interest rates in the current period; and
◦higher paid claims net of reinsurance in our Life and Run-off segments; and
•lower fee income due to lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.
Key favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income.
The provision for income tax in the current period led to an effective tax rate of 14% compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2020 and 2019 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$607	$664	$1,263	$1,302
Net investment spread	201	280	463	521
Insurance-related activities	(82)	(77)	(208)	(119)
Amortization of DAC and VOBA	(157)	(128)	(195)	(210)
Other expenses, net of DAC capitalization	(364)	(416)	(729)	(810)
Pre-tax adjusted earnings	205	323	594	684
Provision for income tax expense (benefit)	34	58	107	124
Adjusted earnings	$171	$265	$487	$560

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances increased for the three months ended June 30, 2020 driven by positive equity markets partially offset by negative net flows. Variable annuities separate account balances decreased for the six months ended June 30, 2020 driven by lower equity market performance, negative net flows and policy charges.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In millions)
Balance, beginning of period	$82,648	$99,498
Deposits	355	767
Withdrawals, surrenders and benefits	(1,561)	(3,925)
Net flows	(1,206)	(3,158)
Investment performance	11,430	(2,701)
Policy charges	(587)	(1,156)
Net transfers from (to) general account	(74)	(272)
Balance, end of period	$92,211	$92,211

Average balance	$88,740	$91,499
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Adjusted earnings were $171 million for the current period, a decrease of $94 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account;
•lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA as the increase in equity market performance resulted in an unfavorable change in our Shield Annuities business, which more than offset the favorable change in our variable annuity business.
Key favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income.
The provision for income tax in the current period led to an effective tax rate of 17% compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were $487 million for the current period, a decrease of $73 million.
Key unfavorable impacts were:

•higher costs associated with insurance-related activities due to an increase in GMDB liability balances resulting from unfavorable equity market performance and declining interest rates in the current period;
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
•lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.
Key favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and
•lower amortization of DAC and VOBA as the decline in equity market performance resulted in a favorable change in our Shield Annuities business, which more than offset the unfavorable change in our variable annuity business.
The provision for income tax led to an effective tax rate of 18% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$84	$64	$181	$125
Net investment spread	14	61	73	103
Insurance-related activities	14	12	(52)	6
Amortization of DAC and VOBA	4	(21)	(54)	(32)
Other expenses, net of DAC capitalization	(56)	(44)	(75)	(99)
Pre-tax adjusted earnings	60	72	73	103
Provision for income tax expense (benefit)	12	14	14	20
Adjusted earnings	$48	$58	$59	$83
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Adjusted earnings were $48 million for the current period, a decrease of $10 million.
Key unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average.
Key favorable impacts were:
•lower amortization of DAC and VOBA reflecting the impact on gross profits from higher separate account returns; and

•higher fee income due to lower ongoing net reinsurance costs as a result of reinsurance recaptured in prior periods.
The provision for income tax led to an effective tax rate of 20% compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were $59 million for the current period, a decrease of $24 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance;
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
•higher amortization of DAC and VOBA reflecting the impact on gross profits from lower separate account returns.
Key favorable impacts were:
•higher fee income due to:
◦lower ongoing net reinsurance costs as a result of reinsurance recaptured in prior periods; and
◦higher unearned revenue amortization in the current period from lower separate account growth; and
•lower other expenses due to the exit of various transition services agreements with MetLife and lower deferred compensation expense.
The provision for income tax led to an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$166	$188	$335	$387
Net investment spread	(70)	101	30	136
Insurance-related activities	(201)	(236)	(508)	(470)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(41)	(51)	(93)	(97)
Pre-tax adjusted earnings	(146)	2	(236)	(44)
Provision for income tax expense (benefit)	(31)	—	(51)	(10)
Adjusted earnings	$(115)	$2	$(185)	$(34)
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Adjusted earnings were a loss of $115 million for the current period, a decrease of $117 million.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period; and
•lower fee income in our ULSG business due to:

◦a decline in the net cost of insurance fees driven by the aging in-force business; and
◦a decrease in policyholder fees consistent with lower average account balances.
The decrease in adjusted earnings was partially offset by lower costs associated with insurance-related activities driven by an increase in liability balances in the prior period in connection with higher reinsurance rates on certain assumed ULSG business.
The provision for income tax in the current period led to an effective tax rate of 21% compared to a minimal income tax expense and effective tax rate in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were a loss of $185 million for the current period, a higher loss of $151 million.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period;
•lower fee income in our ULSG business due to:
◦a decline in the net cost of insurance fees driven by the aging in-force business; and
◦a decrease in policyholder fees consistent with lower average account balances; and
•higher costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance, in the current period;
◦an increase in liability balances from the impact of recapture transactions in our ULSG business in the current period; and
◦a one-time adjustment to paid claims in our company-owned life insurance business resulting from the transition to a new vendor in the current period.
The provision for income tax in the current period led to an effective tax rate of 22% compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$—	$3	$—	$6
Net investment spread	15	17	35	34
Insurance-related activities	7	9	12	18
Amortization of DAC and VOBA	(4)	(4)	(7)	(8)
Other expenses, net of DAC capitalization	(116)	(110)	(197)	(207)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	7	7	16	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(105)	(92)	(173)	(166)
Provision for income tax expense (benefit)	(12)	(21)	(34)	(43)
Adjusted earnings	$(93)	$(71)	$(139)	$(123)

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Adjusted earnings were a loss of $93 million, a higher loss of $22 million from the prior period.
The increase in the adjusted loss was primarily due to higher other expenses driven by higher media spend in the current period.
The provision for income tax in the current period led to an effective tax rate of 11% compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Adjusted earnings were a loss of $139 million, a higher loss of $16 million from the prior period.
The increase in the adjusted loss was driven by the commencement of preferred stock dividend payments in the second quarter of 2019; partially offset by lower other expenses driven by lower establishment costs in the current period related to planned technology expenses.
The provision for income tax in the current period led to an effective tax rate of 20% compared to 26% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
GMLB Riders for the Three Months and Six Months Ended June 30, 2020 and 2019
The overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Liabilities	$(1,186)	$(702)	$(1,805)	$(1,051)
Hedges	(1,720)	245	3,617	(999)
Ceded reinsurance	8	34	105	24
Fees (1)	198	207	396	406
GMLB DAC	234	(17)	(407)	57
Total GMLB Riders	$(2,466)	$(233)	$1,906	$(1,563)
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $15 million and $29 million for the three months and six months ended June 30, 2020, respectively, and $16 million and $32 million for the three months and six months ended June 30, 2019, respectively.
Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Comparative results from GMLB Riders were unfavorable by $2.2 billion, primarily driven by:
•unfavorable changes in our GMLB hedges; and
•unfavorable changes to the estimated fair value of Shield Annuity liabilities, net of favorable changes to the estimated fair value of the related hedges;
partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserve; and
•favorable changes in GMLB DAC.
Higher relative equity markets in the current period resulted in the following significant impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes to the estimated fair value of Shield Annuity liabilities, net of favorable changes to the estimated fair value of the related hedges;

partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserve; and
•favorable changes to GMLB DAC.
Interest rates declining less in the current period than in the prior period resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes to GMLB DAC;
partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserve.
The narrowing of credit default swap spreads in the current period resulted in an unfavorable change in the adjustment for non-performance risk, net of a favorable change in GMLB DAC, compared to an insignificant favorable impact recognized in the prior period.
Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Comparative results from GMLB Riders were favorable by $3.5 billion, primarily driven by:
•favorable changes in our GMLB hedges; and
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserve; and
•unfavorable changes in GMLB DAC.
Declining equity markets in the current period, compared to increasing equity markets in the prior period, resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserve.
Lower interest rates in the current period resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserve.
The widening of credit default swap spreads combined with a larger increase in the underlying variable annuity liability reserves in the current period resulted in a favorable change in the adjustment for non-performance risk, net of an unfavorable change in GMLB DAC, compared to an insignificant unfavorable impact recognized in the prior period.
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

We are exposed to the following primary sources of investment risks, which may be heightened or exacerbated by the factors discussed in “— Industry Trends — COVID-19 Pandemic”:
•credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, which will likely result in a higher allowance for credit losses and write-offs for uncollectible balances for certain investments;
•interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the rates of return we receive on both new funds invested and reinvestment of existing funds;
•market valuation risk, relating to the variability in the estimated fair value of investments associated with changes in market factors such as credit spreads and equity market levels. A widening of credit spreads will adversely impact the net unrealized gain (loss) position of the fixed income investment portfolio and will increase losses associated with credit-based non-qualifying derivatives where we assume credit exposure. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturity securities and will favorably impact the net unrealized gain (loss) position of the fixed income investment portfolio;
•liquidity risk, relating to the diminished ability to sell certain investments, in times of strained market conditions;
•real estate risk, relating to commercial, agricultural and residential real estate, and stemming from factors, which include, but are not limited to, market conditions, including the demand and supply of leasable commercial space, creditworthiness of borrowers and their tenants and joint venture partners, capital markets volatility and inherent interest rate movements;
•currency risk, relating to the variability in currency exchange rates for non-U.S. dollar denominated investments; and
•financial and operational risks related to using external investment managers.
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

Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about lower energy and oil prices impacting the energy sector and the COVID-19 pandemic. See “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity” in our First Quarter Form 10-Q.
There has been an increased market focus on energy sector investments as a result of lower energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $2.9 billion, of which 90% were investment grade, with net unrealized gains (losses) of $175 million at June 30, 2020.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its outcome. Our exposure to retail sector corporate fixed maturity securities was $1.9 billion, of which 96% were investment grade, with net unrealized gains (losses) of $182 million at June 30, 2020.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	3.11%	$688	4.79%	$967	3.76%	$1,640	4.52%	$1,806
Investment fees and expenses (2)	(0.13)	(32)	(0.12)	(25)	(0.13)	(64)	(0.13)	(53)
Adjusted net investment income (3)	2.98%	$656	4.67%	$942	3.63%	$1,576	4.39%	$1,753
_______________
(1)Investment income yields are calculated as investment income as a percent of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote 3 below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.
(2)Investment fee and expense yields are calculated as investment fees and expenses as a percent of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.
(3)Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net investment income	$652	$942	$1,568	$1,753
Less: Investment hedge adjustments	(4)	—	(8)	—
Adjusted net investment income — in the above yield table	$656	$942	$1,576	$1,753
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2020 and 2019 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$63,506	82.7%	$58,099	81.8%
Privately-placed	13,290	17.3	12,937	18.2
Total fixed maturity securities	$76,796	100.0%	$71,036	100.0%
Percentage of cash and invested assets	67.1%		72.0%
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
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

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2020					December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$42,462	$—	$8,321	$50,783	66.1%	$41,463	$—	$5,252	$46,715	65.8%
2	Baa	20,575	—	2,042	22,617	29.5	19,838	—	1,610	21,448	30.2
Subtotal investment grade		63,037	—	10,363	73,400	95.6	61,301	—	6,862	68,163	96.0
3	Ba	2,463	—	(33)	2,430	3.1	2,015	—	72	2,087	2.9
4	B	869	1	(22)	846	1.1	673	—	23	696	1.0
5	Caa and lower	126	4	(3)	119	0.2	90	—	—	90	0.1
6	In or near default	1	—	—	1	—	—	—	—	—	—
Subtotal below investment grade		3,459	5	(58)	3,396	4.4	2,778	—	95	2,873	4
Total fixed maturity securities		$66,496	$5	$10,305	$76,796	100%	$64,079	$—	$6,957	$71,036	100%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2020
U.S. corporate	$17,056	$14,770	$1,695	$676	$68	$—	$34,265
Foreign corporate	3,227	6,353	561	142	8	—	10,291
RMBS	8,515	20	14	3	32	—	8,584
U.S. government and agency	8,826	99	—	—	—	—	8,925
CMBS	6,126	117	2	10	—	—	6,255
State and political subdivision	4,042	181	2	—	7	—	4,232
ABS	2,172	278	13	—	—	—	2,463
Foreign government	819	799	143	15	4	1	1,781
Total fixed maturity securities	$50,783	$22,617	$2,430	$846	$119	$1	$76,796
December 31, 2019
U.S. corporate	$15,313	$13,770	$1,479	$556	$42	$—	$31,160
Foreign corporate	3,162	6,113	466	90	13	—	9,844
RMBS	9,020	59	15	3	21	—	9,118
U.S. government and agency	7,303	93	—	—	—	—	7,396
CMBS	5,612	126	6	11	—	—	5,755
State and political subdivision	3,863	185	—	—	9	—	4,057
ABS	1,696	240	19	—	—	—	1,955
Foreign government	746	862	102	36	5	—	1,751
Total fixed maturity securities	$46,715	$21,448	$2,087	$696	$90	$—	$71,036

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments, and the top ten holdings in aggregate comprise 2% of total investments at June 30, 2020 and December 31, 2019. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$13,735	30.8%	$12,633	30.9%
Consumer	10,642	23.9	9,719	23.7
Finance	10,283	23.1	9,448	23.0
Utility	6,693	15.0	6,247	15.2
Communications	3,203	7.2	2,957	7.2
Total	$44,556	100.0%	$41,004	100.0%
Structured Securities
We held $17.3 billion and $16.8 billion of Structured Securities, at estimated fair value, at June 30, 2020 and December 31, 2019, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,964	57.8%	$467	$4,857	53.3%	$360
Pass-through securities	3,620	42.2	138	4,261	46.7	66
Total RMBS	$8,584	100.0%	$605	$9,118	100.0%	$426
Risk profile:
Agency	$6,759	78.7%	$503	$7,216	79.2%	$256
Prime	124	1.4	1	141	1.5	9
Alt-A	846	9.9	47	883	9.7	96
Sub-prime	855	10.0	54	878	9.6	65
Total RMBS	$8,584	100.0%	$605	$9,118	100.0%	$426
Ratings profile:
Rated Aaa	$6,941	80.9%		$7,329	80.4%
Designated NAIC 1	$8,515	99.2%		$9,020	98.9%
Historically, our exposure to sub-prime RMBS holdings has been managed by focusing primarily on senior tranche securities, stress-testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $830 million and $851 million at June 30, 2020 and December 31, 2019, with unrealized gains (losses) of $51 million and $61 million at June 30, 2020 and December 31, 2019, respectively.

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$100	$112	$109	$123
2011	170	170	223	223
2012	147	146	138	141
2013	215	213	199	205
2014	339	352	332	346
2015	958	1,013	938	977
2016	476	505	480	497
2017	691	752	683	717
2018	1,653	1,870	1,580	1,700
2019	917	981	818	826
2020	139	141	—	—
Total	$5,805	$6,255	$5,500	$5,755

The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.8 billion, or 76.1% of total CMBS, and designated NAIC 1 was $6.1 billion, or 97.9% of total CMBS, at June 30, 2020. CMBS Aaa rating agency ratings was $4.3 billion, or 74.9% of total CMBS, and designated NAIC 1 was $5.6 billion, or 97.5% of total CMBS at December 31, 2019.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$1,492	60.6%	$(30)	$1,058	54.2%	$(8)
Student loans	188	7.6	(4)	196	10.0	2
Consumer loans	188	7.6	2	171	8.7	2
Automobile loans	99	4.0	2	114	5.8	2
Credit card loans	58	2.4	7	60	3.1	3
Other loans	438	17.8	17	356	18.2	9
Total	$2,463	100.0%	$(6)	$1,955	100.0%	$10
Ratings profile:
Rated Aaa	$1,285	52.2%		$879	45.0%
Designated NAIC 1	$2,172	88.2%		$1,696	86.8%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment was summarized as follows at:

	June 30, 2020				December 31, 2019
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$9,715	61.2%	$37	0.2%	$9,721	61.5%	$47	0.5%
Agricultural	3,361	21.1%	16	0.1%	3,388	21.4%	10	0.3%
Residential	2,807	17.7%	39	0.3%	2,708	17.1%	7	0.3%
Total	$15,883	100.0%	$92	0.6%	$15,817	100.0%	$64	0.4%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% at both June 30, 2020 and December 31, 2019, and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

June 30, 2020
California	24%
New York	12%
Florida	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2020 and December 31, 2019. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

June 30, 2020
California	37%
Florida	9%
New York	7%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic Region:
Pacific	$2,655	27.3%	$2,666	27.4%
South Atlantic	1,929	19.8	1,887	19.4
Middle Atlantic	1,874	19.3	1,875	19.3
West South Central	802	8.2	809	8.3
Mountain	698	7.2	668	6.9
East North Central	553	5.7	555	5.7
International	486	5.0	494	5.1
New England	411	4.2	412	4.2
West North Central	123	1.3	125	1.3
East South Central	84	1.0	85	0.9
Multi-Region and Other	100	1.0	145	1.5
Total recorded investment	9,715	100.0%	9,721	100.0%
Less: allowance for credit losses	37		47
Carrying value, net of allowance for credit losses	$9,678		$9,674
Property Type:
Office	$3,746	38.6%	$3,839	39.5%
Apartment	2,198	22.6	2,181	22.4
Retail	2,107	21.7	2,115	21.8
Hotel	922	9.5	930	9.6
Industrial	712	7.3	626	6.4
Other	30	0.3	30	0.3
Total recorded investment	9,715	100.0%	9,721	100.0%
Less: allowance for credit losses	37		47
Carrying value, net of allowance for credit losses	$9,678		$9,674
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 55% and 53% at June 30, 2020 and December 31, 2019, respectively and our average debt-service coverage ratio was 2.2x at both June 30, 2020 and December 31, 2019. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 47% at June 30, 2020 and December 31, 2019, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our underwriting and credit management practices are proactively refined to meet the changing economic environment. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded loan modification and customer assistance infrastructures.
Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At June 30, 2020, the recorded investment on mortgage loans where borrowers were offered debt service forbearance and were not making payments was $1.1 billion, comprised of $763 million commercial mortgage loans, $18 million of agricultural mortgage loans and $271 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDRs”) due to the relief granted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored and activity in and balances of the allowance for credit losses for the six months ended June 30, 2020 and 2019.
Limited Partnerships and Limited Liability Companies
The carrying value of our limited partnerships and limited liability companies (“LLCs”) was as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Other limited partnerships interests	$1,914	$1,941
Real estate limited partnerships and LLCs (1)	440	439
Total	$2,354	$2,380
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $510 million and $529 million at June 30, 2020 and December 31, 2019, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$6,150	96.6%	$3,021	93.9%
FHLB stock	81	1.3	39	1.2
Tax credit renewable energy partnership	64	1.0	82	2.6
Leveraged leases, net of non-recourse debt	50	0.8	64	2.0
Other	19	0.3	10	0.3
Total	$6,364	100.0%	$3,216	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2020 and December 31, 2019.
•The statement of operations effects of derivatives in cash flow, fair value or non-qualifying hedge relationships for the three months and six months ended June 30, 2020 and 2019.
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
Derivatives categorized as Level 3 at June 30, 2020 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2020		December 31, 2019
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,788	$17	$1,635	$36
Purchased	18	—	18	—
Total	$1,806	$17	$1,653	$36
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $12 million at estimated fair value at June 30, 2020. The Company did not hold non-cash collateral at December 31, 2019. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $938 million and $593 million at June 30, 2020 and December 31, 2019, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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

The account values and NAR of contract holders by type of guaranteed minimum benefit for variable annuity contracts were as follows at:

	June 30, 2020 (1)				December 31, 2019 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$38,021	$3,102	$7,851	61.9%	$41,302	$2,302	$4,722	42.0%
GMIB Max with EDB (3)	10,839	3,550	161	18.1%	11,807	2,673	23	2.3%
GMIB Max without EDB	6,188	20	33	7.7%	6,750	2	5	0.8%
GMWB4L (FlexChoiceSM)	4,537	23	174	40.6%	4,130	3	25	13.4%
GMAB	647	1	2	5.4%	672	1	1	0.6%
GMWB	2,508	56	22	13.7%	2,783	39	8	1.4%
GMWB4L	13,682	170	1,127	43.6%	14,904	71	509	23.7%
EDB Only	3,529	842	—	N/A	3,740	609	—	N/A
GMDB Only (Other than EDB)	17,182	1,048	—	N/A	18,183	971	—	N/A
Total	$97,133	$8,812	$9,370		$104,271	$6,671	$5,293
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported on the consolidated balance sheets in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $5.3 billion at June 30, 2020, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and reported on the consolidated balance sheets in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $3.8 billion at June 30, 2020, are accounted for at estimated fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, reported on the consolidated balance sheets in PABs with changes reported in net derivative gains (losses) and valued at $1.5 billion at June 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in the 2019 Annual Report.

The GAAP variable annuity reserve balances by guarantee type and accounting model were as follows at:

	Reserves
	June 30, 2020			December 31, 2019
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,461	$—	$1,461	$1,362	$—	$1,362
GMIB	2,975	3,106	6,081	2,677	1,844	4,521
GMIB Max	629	247	876	560	(84)	476
GMAB	—	1	1	—	(17)	(17)
GMWB	—	51	51	—	6	6
GMWB4L	259	334	593	258	(93)	165
GMWB4L (FlexChoiceSM)	—	74	74	—	—	—
Total	$5,324	$3,813	$9,137	$4,857	$1,656	$6,513
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	June 30, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$3,245	$625	$(3)	$7,344	$798	$29
Interest rate options	24,170	2,307	256	29,750	782	187
Interest rate forwards	7,160	1,349	—	5,418	94	114
Total	$34,575	$4,281	$253	$42,512	$1,674	$330
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

The gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program were as follows at:

	June 30, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$38,610	$751	$1,222	$46,968	$814	$1,713
Equity total return swaps	10,120	105	696	7,723	2	367
Equity variance swaps	1,098	11	27	2,136	69	69
Interest rate swaps	2,845	625	—	7,344	798	29
Interest rate options	22,370	1,775	256	27,950	712	176
Interest rate forwards	2,722	405	—	—	—	—
Total	$77,765	$3,672	$2,201	$92,121	$2,395	$2,354
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
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
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “— Industry Trends — COVID-19 Pandemic,” “— Investments — Current Environment” herein, as well as (i) “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” in our 2019 Annual Report and (ii) “Risk Factors — The ongoing COVID-19 pandemic may materially adversely affect our business, results of operations and financial condition, including capitalization and liquidity” in our First Quarter Form 10-Q.
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
We maintain a substantial short-term liquidity position, which was $6.1 billion and $2.8 billion at June 30, 2020 and December 31, 2019, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $49.2 billion and $42.6 billion at June 30, 2020 and December 31, 2019, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
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
In support of our target combined risk based capital (“RBC”) ratio between 400% and 450%, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital markets scenarios over the life of the contracts (“CTE98”) level in normal market conditions. We refer to our target level of assets as our “Variable Annuity Target Funding Level.” While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions, we intend to allow such assets supporting our variable annuities to range between CTE98 and a target floor level of CTE95 (the worst five percent of a set of capital market scenarios over the life of the contracts).
On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. The temporary suspension remains in effect while we continue to assess market conditions and other factors. Repurchases made under the February 6, 2020 authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$467	$809
Changes in policyholder account balances, net	3,682	2,290
Changes in payables for collateral under securities loaned and other transactions, net	3,485	—
Long-term debt issued	614	1,000
Preferred stock issued, net of issuance costs	390	412
Financing element on certain derivative instruments and other derivative related transactions, net	—	44
Total sources	8,638	4,555
Uses:
Investing activities, net	2,125	2,932
Changes in payables for collateral under securities loaned and other transactions, net	—	963
Long-term debt repaid	1,001	601
Dividends on preferred stock	14	7
Treasury stock acquired in connection with share repurchases	322	188
Financing element on certain derivative instruments and other derivative related transactions, net	698	—
Other, net	30	28
Total uses	4,190	4,719
Net increase (decrease) in cash and cash equivalents	$4,448	$(164)
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
Preferred Stock
In May 2020, BHF issued depositary shares (the “Series B Depositary Shares”), each representing a 1/1,000th ownership interest in a share of its perpetual 6.750% non-cumulative preferred stock, Series B (the “Series B Preferred Stock”) and in the aggregate representing 16,100 shares of Series B Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $390 million. Under the terms of the Series B Preferred Stock, our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, shares of our common stock or shares of any other class or series of our capital stock (if any) that ranks junior to the Series B Preferred Stock will be subject to certain restrictions in the event that we do not declare and pay (or set aside) full dividends on the Series B Preferred Stock for the latest completed dividend period, and our ability to declare and pay full dividends on our perpetual 6.600% non-cumulative preferred stock, Series A or any other series of preferred stock that ranks equally with the Series B Preferred Stock (if any) will be subject to certain limitations in the event we do not declare and pay full dividends on the Series B Preferred Stock. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain an active funding agreement program, along with inactive funding agreement programs with certain other FHLBs. On April 2, 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity. The April 2020 funding agreements mature in the fourth quarter of 2020. Brighthouse Life Insurance Company had obligations outstanding under funding agreements of $1.6 billion and $595 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, there were the aforementioned $1.0 billion of issuances and no repayments under funding agreements. During the six months ended June 30, 2019, there were no issuances or repayments under funding agreements. For additional information regarding the funding agreement program, see Note 3 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At June 30, 2020, there were no borrowings under this funding agreement program.
Debt Issuances
During the second quarter of 2020, BHF issued $615 million aggregate principal amount of 5.625% unsecured senior notes due 2030 (the “2030 Senior Notes”) for aggregate net cash proceeds of $614 million. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit Facilities
We maintain a $1.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit. At June 30, 2020, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility. In connection with the repayment of all outstanding borrowings under our $1.0 billion unsecured term loan facility (the “Term Loan

Facility”), the Term Loan Facility was terminated without penalty on June 2, 2020, as discussed further in “— Primary Uses of Liquidity and Capital — Debt Repayments.”
Committed Facilities
Repurchase Facility
Brighthouse Life Insurance Company maintains a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At June 30, 2020, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD maintains a financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes. On June 11, 2020, BRCD, with the explicit permission of the Delaware Commissioner of Insurance, amended its financing arrangement to increase the maximum amount from $10.0 billion to $12.0 billion and to extend the term by two years to 2039. At June 30, 2020, there were no borrowings and there was $10.6 billion of funding available under this financing arrangement.
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
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	June 30, 2020	December 31, 2019
	(In millions)
Senior notes (1)	$3,585	$2,970
Term loan	—	1,000
Junior subordinated debentures (1)	363	363
Other long-term debt (2)	31	32
Total long-term debt	$3,979	$4,365
__________________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling $42 million at both June 30, 2020 and December 31, 2019 for senior notes and junior subordinated debentures on a combined basis.
(2)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
Our debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that we may incur, which could restrict our operations and use of funds. At June 30, 2020, we were in compliance with these financial covenants.

Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
During the six months ended June 30, 2020 and 2019, we repurchased 13,250,927 shares and 4,993,424 shares, respectively, of our common stock through open market purchases pursuant to 10b5-1 plans for $322 million and $188 million, respectively. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. The temporary suspension remains in effect while we continue to assess market conditions and other factors.
Preferred Stock Dividends
During the six months ended June 30, 2020 and 2019, we paid dividends on our perpetual 6.600% non-cumulative preferred stock, Series A of $14 million and $7 million, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
Debt Repayments
During the second quarter of 2020, BHF used the aggregate net proceeds from the issuances of the 2030 Senior Notes and the Series B Depositary Shares to repay $1.0 billion of borrowings outstanding under the Term Loan Facility. See Notes 7 and 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the six months ended June 30, 2020 and 2019, general account surrenders and withdrawals totaled $1.1 billion and $1.3 billion, respectively, of which $1.0 billion and $1.1 billion, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2020 and December 31, 2019, counterparties were obligated to return cash collateral pledged by us of $133 million and $0, respectively. At June 30, 2020 and December 31, 2019, we were obligated to return cash collateral pledged to us by counterparties of $4.2 billion and $1.3 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.7 billion and $3.1 billion at June 30, 2020 and December 31, 2019, respectively. Of these amounts, $1.3 billion at both June 30, 2020 and December 31, 2019 were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2020 was $1.3 billion, primarily U.S. government and agency securities that, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Short-term Liquidity and Liquid Assets
At June 30, 2020 and December 31, 2019, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.2 billion and $723 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At June 30, 2020 and December 31, 2019, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.3 billion and $767 million, respectively, of which $1.2 billion and $715 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
Distributions from and Capital Contributions to BH Holdings
During the six months ended June 30, 2020 and 2019, BHF received cash distributions of $988 million and $195 million, respectively, from BH Holdings and made cash capital contributions of $0 and $412 million, respectively, to BH Holdings. Distributions received in 2020 primarily relate to $800 million of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
Short-term Intercompany Loans
As of June 30, 2020, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2020 and 2019, BHF borrowed $287 million and $493 million, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $350 million and $645 million, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At June 30, 2020 and December 31, 2019, BHF had total obligations outstanding of $280 million and $343 million, respectively, under such agreements.
Intercompany Liquidity Facilities
As of June 30, 2020, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the six months ended June 30, 2020 and 2019, there were no borrowings or repayments by BHF under intercompany liquidity facilities and, at both June 30, 2020 and December 31, 2019, BHF had no obligations outstanding under such facilities.

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
•higher risk management costs and exposure to increased market risk due to guarantees within certain of our products;
•the effectiveness of our variable annuity exposure risk management strategy and the impact of such strategy on volatility in our profitability measures and negative effects on our statutory capital;
•the reserves we are required to hold against our variable annuities as a result of actuarial guidelines;
•the potential material adverse effect of changes in accounting standards, practices and/or policies applicable to us, including changes in the accounting for long duration contracts;
•our degree of leverage due to indebtedness;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;
•the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;
•the adverse impact to liabilities for policyholder claims as a result of extreme mortality events;
•heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;
•any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;
•the ability of our insurance subsidiaries to pay dividends to us, and our ability to pay dividends to our shareholders and repurchase our common stock;
•the effectiveness of our policies and procedures in managing risk;
•our ability to market and distribute our products through distribution channels;
•whether all or any portion of the tax consequences of our separation from MetLife are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;

•the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers; and
•other factors described in this report and from time to time in documents that we file with the SEC.
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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2019 Annual Report, with the exception of sensitivity to changes in interest rates previously disclosed in the First Quarter Form 10-Q.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
 See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements. Except as disclosed in the Notes to the Interim Condensed Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.
Item 1A. Risk Factors
We discuss in this report, in the 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
April 1 — April 30, 2020	5,516,764	$22.84	5,516,683	$285
May 1 — May 31, 2020	2,059,857	$26.22	2,059,857	$231
June 1 — June 30, 2020	146	$26.97	—	$231
Total	7,576,767		7,576,540
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. The temporary suspension remains in effect while we continue to assess market conditions and other factors. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” as well as Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
3.1
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 6.750% Non-Cumulative Preferred Stock, Series B, dated May 19, 2020, filed with the Secretary of State of the State of Delaware and effective May 19, 2020 (the “Series B Certificate of Designations”) is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 21, 2020 (our “May 21, 2020 8-K”).

4.1
Senior Indenture, dated as of May 15, 2020, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 15, 2020 (our “May 15, 2020 8-K”).

4.1.1
First Supplemental Indenture, dated as of May 15, 2020, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee is incorporated by reference to Exhibit 4.2 to our May 15, 2020 8-K.

4.2	Form of 5.625% Senior Notes due 2030 (included in Exhibit A to Exhibit 4.1.1).
4.3	Series B Certificate of Designations is incorporated by reference to Exhibit 4.1 to our May 21, 2020 8-K.
4.4
Deposit Agreement, dated as of May 21, 2020, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein is incorporated by reference to Exhibit 4.2 to our May 21, 2020 8-K.

4.5	Form of depositary receipt evidencing the Series B Depositary Shares (included as Exhibit A to Exhibit 4.4).
10.1#*	Brighthouse Financial, Inc. Employee Stock Purchase Plan (restated effective March 25, 2020).
10.2#*	Amendment Number One to the Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan, dated July 1, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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
Date: August 7, 2020