Form 10-Q
period 2020-09-30
Brighthouse Financial, Inc.
filed 2020-11-06
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 4, 2020, 89,504,324 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2020 (Unaudited) and December 31, 2019 and for the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	8
	Note 3 — Insurance	12
	Note 4 — Investments	13
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	42
	Note 10 — Earnings Per Common Share	43
	Note 11 — Contingencies, Commitments and Guarantees	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4.	Controls and Procedures	91

Part II — Other Information
Item 1.	Legal Proceedings	92
Item 1A.	Risk Factors	92
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	92
Item 6.	Exhibits	93

Signature		94

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2020 (Unaudited) and December 31, 2019
(In millions, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $68,061 and $64,079, respectively; allowance for credit losses of $4 and $0, respectively)	$79,338	$71,036
Equity securities, at estimated fair value	117	147
Mortgage loans (net of allowance for credit losses of $90 and $64, respectively)	15,746	15,753
Policy loans	1,289	1,292
Limited partnerships and limited liability companies	2,562	2,380
Short-term investments, principally at estimated fair value	4,239	1,958
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	5,038	3,216
Total investments	108,329	95,782
Cash and cash equivalents	6,189	2,877
Accrued investment income	781	684
Premiums, reinsurance and other receivables	16,087	14,760
Deferred policy acquisition costs and value of business acquired	4,664	5,448
Current income tax recoverable	—	17
Other assets	447	584
Separate account assets	103,184	107,107
Total assets	$239,681	$227,259
Liabilities and Equity
Liabilities
Future policy benefits	$44,537	$39,686
Policyholder account balances	52,798	45,771
Other policy-related balances	3,088	3,111
Payables for collateral under securities loaned and other transactions	6,989	4,391
Long-term debt	3,979	4,365
Current income tax payable	72	—
Deferred income tax liability	1,816	1,355
Other liabilities	4,887	5,236
Separate account liabilities	103,184	107,107
Total liabilities	221,350	211,022
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $828 and $425, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 120,970,368 and 120,647,871 shares issued, respectively; 91,158,927 and 106,027,301 shares outstanding, respectively	1	1
Additional paid-in capital	13,314	12,908
Retained earnings (deficit)	511	585
Treasury stock, at cost; 29,811,441 and 14,620,570 shares, respectively	(941)	(562)
Accumulated other comprehensive income (loss)	5,381	3,240
Total Brighthouse Financial, Inc.’s stockholders’ equity	18,266	16,172
Noncontrolling interests	65	65
Total equity	18,331	16,237
Total liabilities and equity	$239,681	$227,259
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$184	$214	$575	$673
Universal life and investment-type product policy fees	882	867	2,595	2,630
Net investment income	996	928	2,564	2,681
Other revenues	99	94	294	282
Net investment gains (losses)	5	27	(48)	79
Net derivative gains (losses)	(1,857)	1,057	2,392	(97)
Total revenues	309	3,187	8,372	6,248
Expenses
Policyholder benefits and claims	3,047	1,319	5,073	2,936
Interest credited to policyholder account balances	281	272	816	795
Amortization of deferred policy acquisition costs and value of business acquired	244	181	922	373
Other expenses	580	611	1,674	1,824
Total expenses	4,152	2,383	8,485	5,928
Income (loss) before provision for income tax	(3,843)	804	(113)	320
Provision for income tax expense (benefit)	(850)	119	(88)	(14)
Net income (loss)	(2,993)	685	(25)	334
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	(2,995)	683	(29)	330
Less: Preferred stock dividends	17	7	31	14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(3,012)	$676	$(60)	$316
Comprehensive income (loss)	$(2,577)	$1,550	$2,116	$3,185
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(2,579)	$1,548	$2,112	$3,181

Earnings per common share
Basic	$(32.49)	$6.09	$(0.61)	$2.77
Diluted	$(32.49)	$6.06	$(0.61)	$2.75
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax (Note 1)				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Preferred stock issuance	—		390				390		390
Treasury stock acquired in connection with share repurchases					(322)		(322)		(322)
Share-based compensation		—	9		(3)		6		6
Dividends on preferred stock				(14)			(14)		(14)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				2,966			2,966	2	2,968
Other comprehensive income (loss), net of income tax						1,722	1,722		1,722
Balance at June 30, 2020	—	1	13,307	3,523	(887)	4,965	20,909	65	20,974
Treasury stock acquired in connection with share repurchases					(54)		(54)		(54)
Share-based compensation			7				7		7
Dividends on preferred stock				(17)			(17)		(17)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(2,995)			(2,995)	2	(2,993)
Other comprehensive income (loss), net of income tax						416	416		416
Balance at September 30, 2020	$—	$1	$13,314	$511	$(941)	$5,381	$18,266	$65	$18,331

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(188)		(188)		(188)
Share-based compensation			8				8		8
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(353)			(353)	2	(351)
Other comprehensive income (loss), net of income tax						1,986	1,986		1,986
Balance at June 30, 2019	—	1	12,893	986	(306)	2,702	16,276	65	16,341
Treasury stock acquired in connection with share repurchase					(126)		(126)		(126)
Share-based compensation			4				4		4
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				683			683	2	685
Other comprehensive income (loss), net of income tax						865	865		865
Balance at September 30, 2019	$—	$1	$12,897	$1,662	$(432)	$3,567	$17,695	$65	$17,760
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$515	$1,322
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,011	11,888
Equity securities	54	29
Mortgage loans	1,232	933
Limited partnerships and limited liability companies	124	205
Purchases of:
Fixed maturity securities	(9,639)	(13,412)
Equity securities	(4)	(3)
Mortgage loans	(1,239)	(2,625)
Limited partnerships and limited liability companies	(423)	(321)
Cash received in connection with freestanding derivatives	5,280	1,179
Cash paid in connection with freestanding derivatives	(3,281)	(1,705)
Net change in policy loans	3	89
Net change in short-term investments	(2,269)	(1,977)
Net change in other invested assets	(19)	21
Other, net	(14)	—
Net cash provided by (used in) investing activities	(4,184)	(5,699)
Cash flows from financing activities
Policyholder account balances:
Deposits	7,143	5,689
Withdrawals	(1,552)	(2,021)
Net change in payables for collateral under securities loaned and other transactions	2,598	234
Long-term debt issued	614	1,000
Long-term debt repaid	(1,001)	(601)
Preferred stock issued, net of issuance costs	390	412
Dividends on preferred stock	(31)	(14)
Treasury stock acquired in connection with share repurchases	(376)	(314)
Financing element on certain derivative instruments and other derivative related transactions, net	(764)	179
Other, net	(40)	(43)
Net cash provided by (used in) financing activities	6,981	4,521
Change in cash, cash equivalents and restricted cash	3,312	144
Cash, cash equivalents and restricted cash, beginning of period	2,877	4,145
Cash, cash equivalents and restricted cash, end of period	$6,189	$4,289
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$95	$108
Income tax	$(57)	$8
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements. ASUs adopted as of September 30, 2020 are summarized as follows:

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

ASUs issued but not yet adopted as of September 30, 2020 are summarized as follows:

Standard	Description	Effective Date	Impact on Financial Statements
ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (1) require all guarantees that qualify as market risk benefits to be measured at fair value, (2) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (3) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (4) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.	January 1, 2023	The Company continues to evaluate the new guidance and therefore is unable to estimate the impact to its financial statements. The most significant impact is expected to be the measurement of liabilities for variable annuity guarantees.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$479	$94	$(1,443)	$(32)	$(902)
Provision for income tax expense (benefit)	92	18	(304)	(38)	(232)
Post-tax adjusted earnings	387	76	(1,139)	6	(670)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	17	17
Adjusted earnings	$387	$76	$(1,139)	$(13)	(689)
Adjustments for:
Net investment gains (losses)					5
Net derivative gains (losses)					(1,857)
Other adjustments to net income (loss)					(1,089)
Provision for income tax (expense) benefit					618
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(3,012)

Interest revenue	$469	$131	$383	$18
Interest expense	$—	$—	$—	$47

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$255	$91	$(543)	$(67)	$(264)
Provision for income tax expense (benefit)	52	18	(117)	(57)	(104)
Post-tax adjusted earnings	203	73	(426)	(10)	(160)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$203	$73	$(426)	$(19)	(169)
Adjustments for:
Net investment gains (losses)					27
Net derivative gains (losses)					1,057
Other adjustments to net income (loss)					(16)
Provision for income tax (expense) benefit					(223)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$676

Interest revenue	$461	$117	$327	$23
Interest expense	$—	$—	$—	$49

	Nine Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,073	$167	$(1,679)	$(189)	$(628)
Provision for income tax expense (benefit)	199	32	(355)	(72)	(196)
Post-tax adjusted earnings	874	135	(1,324)	(117)	(432)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	31	31
Adjusted earnings	$874	$135	$(1,324)	$(152)	(467)
Adjustments for:
Net investment gains (losses)					(48)
Net derivative gains (losses)					2,392
Other adjustments to net income (loss)					(1,829)
Provision for income tax (expense) benefit					(108)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(60)

Interest revenue	$1,334	$316	$873	$54
Interest expense	$—	$—	$—	$139

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$939	$194	$(587)	$(224)	$322
Provision for income tax expense (benefit)	176	38	(127)	(100)	(13)
Post-tax adjusted earnings	763	156	(460)	(124)	335
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	14	14
Adjusted earnings	$763	$156	$(460)	$(142)	317
Adjustments for:
Net investment gains (losses)					79
Net derivative gains (losses)					(97)
Other adjustments to net income (loss)					16
Provision for income tax (expense) benefit					1
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$316

Interest revenue	$1,352	$330	$942	$57
Interest expense	$—	$—	$—	$144
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Annuities	$1,157	$1,184	$3,360	$3,495
Life	350	320	989	953
Run-off	553	484	1,378	1,487
Corporate & Other	39	47	118	132
Adjustments	(1,790)	1,152	2,527	181
Total	$309	$3,187	$8,372	$6,248
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Annuities	$162,285	$156,965
Life	22,839	21,876
Run-off	38,256	35,112
Corporate & Other	16,301	13,306
Total	$239,681	$227,259

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
The Company also has universal and variable life insurance contracts with secondary guarantees.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2020				December 31, 2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$100,471		$56,552		$104,271		$59,859
Separate account value	$95,346		$55,266		$99,385		$58,694
Net amount at risk	$8,054	(4)	$7,956	(5)	$6,671	(4)	$4,750	(5)
Average attained age of contract holders	70 years		70 years		68 years		68 years

	September 30, 2020	December 31, 2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,816	$5,957
Net amount at risk (6)	$69,664	$71,124
Average attained age of policyholders	67 years	66 years

Variable Life Contracts
Total account value (3)	$3,677	$3,526
Net amount at risk (6)	$20,309	$21,325
Average attained age of policyholders	51 years	50 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$31,303	$2	$4,738	$133	$35,906	$28,375	$—	$2,852	$67	$31,160
Foreign corporate	9,702	1	1,069	110	10,660	9,177	—	741	74	9,844
RMBS	7,807	1	652	9	8,449	8,692	—	438	12	9,118
U.S. government and agency	5,713	—	3,222	—	8,935	5,529	—	1,869	2	7,396
CMBS	5,865	—	569	9	6,425	5,500	—	264	9	5,755
State and political subdivision	3,478	—	953	2	4,429	3,358	—	701	2	4,057
ABS	2,681	—	54	21	2,714	1,945	—	21	11	1,955
Foreign government	1,512	—	314	6	1,820	1,503	—	250	2	1,751
Total fixed maturity securities	$68,061	$4	$11,571	$290	$79,338	$64,079	$—	$7,136	$179	$71,036
The Company did not hold any non-income producing fixed maturity securities at either September 30, 2020 or December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,535	$7,291	$14,164	$28,718	$16,353	$68,061
Estimated fair value	$1,549	$7,729	$15,661	$36,811	$17,588	$79,338
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

	September 30, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$2,993	$112	$188	$21	$2,017	$44	$326	$23
Foreign corporate	862	37	451	73	576	12	561	62
RMBS	420	9	11	—	857	8	386	4
U.S. government and agency	—	—	—	—	40	2	—	—
CMBS	344	7	59	2	559	7	171	2
State and political subdivision	123	2	—	—	143	2	8	—
ABS	667	8	590	13	362	2	676	9
Foreign government	121	6	6	—	65	2	—	—
Total fixed maturity securities	$5,530	$181	$1,305	$109	$4,619	$79	$2,128	$100
Total number of securities in an unrealized loss position	1,069		248		720		302
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $546 million at September 30, 2020 and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $4 million, relating to 11 securities at September 30, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	Foreign Corporate	Total
	(In millions)
Balance at January 1, 2020	$3	$—	$1	$4
Allowance on securities where credit losses were not previously recorded	3	1	1	5
Reductions for securities sold	(1)	—	—	(1)
Write-offs charged against allowance (1)	(3)	—	(1)	(4)
Balance at September 30, 2020	$2	$1	$1	$4
_______________
(1)The Company recorded total write-offs of $13 million during the nine months ended September 30, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,830	62.4%	$9,721	61.7%
Agricultural	3,380	21.5	3,388	21.5
Residential	2,626	16.7	2,708	17.2
Total mortgage loans (1)	15,836	100.6	15,817	100.4
Allowance for credit losses	(90)	(0.6)	(64)	(0.4)
Total mortgage loans, net	$15,746	100.0%	$15,753	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $47 million and $535 million for the three months and nine months ended September 30, 2020, respectively, and $159 million and $722 million for the three months and nine months ended September 30, 2019, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at September 30, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $89 million at September 30, 2020.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	7	15	2
Balance at January 1, 2020	27	17	22	66
Current period provision	17	(1)	8	24
Balance at September 30, 2020	$44	$16	$30	$90
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

Nine Months Ended September 30, 2020
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
	(In millions)
September 30, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$288	$1,645	$1,113	$572	$1,124	$3,210	$7,952
65% to 75%	114	345	452	340	40	277	1,568
76% to 80%	—	—	—	—	84	—	84
Greater than 80%	—	—	10	13	6	197	226
Total commercial mortgage loans	402	1,990	1,575	925	1,254	3,684	9,830
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	202	556	754	438	486	765	3,201
65% to 75%	37	81	10	33	—	18	179
Total agricultural mortgage loans	239	637	764	471	486	783	3,380
Residential mortgage loans
Performing	200	428	478	116	43	1,261	2,526
Nonperforming	1	5	5	1	—	88	100
Total residential mortgage loans	201	433	483	117	43	1,349	2,626
Total	$842	$3,060	$2,822	$1,513	$1,783	$5,816	$15,836
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,286	94.5%	$9,257	95.2%
1.00x - 1.20x	359	3.6	298	3.1
Less than 1.00x	185	1.9	166	1.7
Total	$9,830	100.0%	$9,721	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2020 and December 31, 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments, as provided in the CARES Act. At September 30, 2020, 5% of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,830	$3,379	$2,461	$15,670
30-59 days past due	—	—	65	65
60-89 days past due	—	—	69	69
90-179 days past due	—	1	16	17
180+ days past due	—	—	15	15
Total	$9,830	$3,380	$2,626	$15,836
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2020, 5% of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
December 31, 2019	$—	$21	$37	$58
September 30, 2020 (1)	$—	$14	$100	$114
_______________
(1)The Company had $8 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2020.
Current period investment income on mortgage loans in nonaccrual status was $1 million for the nine months ended September 30, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the nine months ended September 30, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 95% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank stock.
Leveraged Leases
The carrying value of leveraged leases at September 30, 2020 and December 31, 2019 was $51 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 13 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both September 30, 2020 and December 31, 2019, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Fixed maturity securities	$11,281	$6,957
Derivatives	464	245
Other	(17)	(13)
Subtotal	11,728	7,189
Amounts allocated from:
Future policy benefits	(4,376)	(2,692)
DAC, VOBA and DSI	(482)	(341)
Subtotal	(4,858)	(3,033)
Deferred income tax benefit (expense)	(1,443)	(873)
Net unrealized investment gains (losses)	$5,427	$3,283
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2020
(In millions)
Balance at December 31, 2019	$3,283
Unrealized investment gains (losses) during the period	4,539
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,684)
DAC, VOBA and DSI	(141)
Deferred income tax benefit (expense)	(570)
Balance at September 30, 2020	$5,427
Change in net unrealized investment gains (losses)	$2,144

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2020 and December 31, 2019.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2020	December 31, 2019
	(In millions)
Securities on loan: (1)
Amortized cost	$2,037	$2,031
Estimated fair value	$3,531	$2,996
Cash collateral received from counterparties (2)	$3,625	$3,074
Securities collateral received from counterparties (3)	$6	$—
Reinvestment portfolio — estimated fair value	$3,764	$3,174
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold or re-pledged unless the counterparty is in default.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2020				December 31, 2019
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,229	$1,801	$593	$3,623	$1,279	$1,094	$701	$3,074
Foreign corporate	2	—	—	2	—	—	—	—
Total	$1,231	$1,801	$593	$3,625	$1,279	$1,094	$701	$3,074
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized under normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2020 was $1.2 billion, primarily U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, non-agency RMBS and U.S. government and agency securities) with 63% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at September 30, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$10,061	$9,349
Invested assets held in trust (reinsurance agreements) (2)	5,518	4,561
Invested assets pledged as collateral (3)	5,608	3,641
Total invested assets on deposit, held in trust and pledged as collateral	$21,187	$17,551
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $83 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $83 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2020 or December 31, 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,446	$12,393	$13,094	$12,454
Limited partnerships and LLCs	2,083	3,351	1,907	3,080
Total	$15,529	$15,744	$15,001	$15,534

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$676	$665	$2,021	$1,997
Equity securities	1	2	4	6
Mortgage loans	166	172	498	507
Policy loans	15	18	40	51
Limited partnerships and LLCs (1)	155	79	48	175
Cash, cash equivalents and short-term investments	7	30	44	67
Other	14	12	39	31
Total investment income	1,034	978	2,694	2,834
Less: Investment expenses	38	50	130	153
Net investment income	$996	$928	$2,564	$2,681
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $153 million and $34 million for the three months and nine months ended September 30, 2020, respectively, and $67 million and $143 million for the three months and nine months ended September 30, 2019, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fixed maturity securities	$1	$28	$(26)	$81
Equity securities	4	3	(3)	14
Mortgage loans	3	(1)	(23)	(8)
Limited partnerships and LLCs	(1)	(3)	(4)	(8)
Other	(2)	—	8	—
Total net investment gains (losses)	$5	$27	$(48)	$79
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Proceeds	$897	$1,628	$2,168	$8,586
Gross investment gains	$30	$45	$62	$218
Gross investment losses	(29)	(17)	(72)	(137)
Net investment gains (losses)	$1	$28	$(10)	$81
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2020			December 31, 2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$330	$90	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,808	314	19	2,765	190	27
Total qualifying hedges		3,138	404	19	3,185	212	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,015	707	24	7,559	878	29
Interest rate caps	Interest rate	2,350	1	—	3,350	2	—
Interest rate options	Interest rate	22,570	1,481	178	29,750	782	187
Interest rate forwards	Interest rate	7,332	1,179	24	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	1,002	141	16	1,051	96	15
Foreign currency forwards	Foreign currency exchange rate	157	—	2	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,793	27	1	1,635	36	—
Equity index options	Equity market	37,493	815	995	51,509	850	1,728
Equity variance swaps	Equity market	1,098	13	22	2,136	69	69
Equity total return swaps	Equity market	12,997	63	222	7,723	2	367
Total non-designated or non-qualifying derivatives		89,825	4,427	1,484	110,287	2,809	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	321	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	2,256	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	3,853	N/A	—	1,656
Assumed index-linked annuities	Other	N/A	—	340	N/A	—	339
Total embedded derivatives		N/A	321	6,449	N/A	217	4,248
Total		$92,963	$5,152	$7,952	$113,472	$3,238	$6,785
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2020 and December 31, 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$(1)
Foreign currency exchange rate derivatives	10	(3)	8	(184)
Total cash flow hedges	10	(3)	9	(185)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(435)	—	—	—
Foreign currency exchange rate derivatives	(50)	(3)	—	—
Credit derivatives	4	—	—	—
Equity derivatives	(752)	—	—	—
Embedded derivatives	(628)	—	—	—
Total non-qualifying hedges	(1,861)	(3)	—	—
Total	$(1,851)	$(6)	$9	$(185)
Three Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$51
Foreign currency exchange rate derivatives	—	—	9	109
Total cash flow hedges	—	—	10	160
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,657	—	—	—
Foreign currency exchange rate derivatives	49	(3)	—	—
Credit derivatives	2	—	—	—
Equity derivatives	(18)	—	—	—
Embedded derivatives	(630)	—	—	—
Total non-qualifying hedges	1,060	(3)	—	—
Total	$1,060	$(3)	$10	$160

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$2	$92
Foreign currency exchange rate derivatives	13	(6)	29	143
Total cash flow hedges	14	(6)	31	235
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,321	—	—	—
Foreign currency exchange rate derivatives	57	(12)	—	—
Credit derivatives	1	—	—	—
Equity derivatives	(393)	—	—	—
Embedded derivatives	(1,590)	—	—	—
Total non-qualifying hedges	2,396	(12)	—	—
Total	$2,410	$(18)	$31	$235
Nine Months Ended September 30, 2019
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$28	$—	$2	$51
Foreign currency exchange rate derivatives	19	(23)	26	150
Total cash flow hedges	47	(23)	28	201
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	2,906	—	—	—
Foreign currency exchange rate derivatives	71	(6)	—	—
Credit derivatives	32	—	—	—
Equity derivatives	(1,808)	—	—	—
Embedded derivatives	(1,316)	—	—	—
Total non-qualifying hedges	(115)	(6)	—	—
Total	$(68)	$(29)	$28	$201
At September 30, 2020 and December 31, 2019, the balance in AOCI associated with cash flow hedges was $464 million and $245 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$8	$879	2.5	$11	$615	2.5
Baa	18	914	5.5	25	1,020	5.1
Total	$26	$1,793	4.0	$36	$1,635	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2020
Derivative assets	$4,861	$(1,068)	$(3,159)	$634	$(625)	$9
Derivative liabilities	$1,495	$(1,068)	$—	$427	$(426)	$1
December 31, 2019
Derivative assets	$3,062	$(1,458)	$(1,115)	$489	$(488)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$427	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$691	$1,473
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

	September 30, 2020
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$35,207	$699	$35,906
Foreign corporate	—	10,281	379	10,660
RMBS	—	8,449	—	8,449
U.S. government and agency	1,849	7,086	—	8,935
CMBS	—	6,418	7	6,425
State and political subdivision	—	4,429	—	4,429
ABS	—	2,640	74	2,714
Foreign government	—	1,820	—	1,820
Total fixed maturity securities	1,849	76,330	1,159	79,338
Equity securities	15	99	3	117
Short-term investments	3,019	1,210	10	4,239
Derivative assets: (1)
Interest rate	—	3,458	—	3,458
Foreign currency exchange rate	—	438	17	455
Credit	—	18	9	27
Equity market	—	878	13	891
Total derivative assets	—	4,792	39	4,831
Embedded derivatives within asset host contracts (2)	—	—	321	321
Separate account assets	153	103,028	3	103,184
Total assets	$5,036	$185,459	$1,535	$192,030
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$226	$—	$226
Foreign currency exchange rate	—	37	—	37
Credit	—	—	1	1
Equity market	—	1,216	23	1,239
Total derivative liabilities	—	1,479	24	1,503
Embedded derivatives within liability host contracts (2)	—	—	6,449	6,449
Total liabilities	$—	$1,479	$6,473	$7,952

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2020.
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

					September 30, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.99%	-	2.39%	0.54%	-	1.99%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2020
Balance, beginning of period	$894	$173	$—	$4	$—	$20	$(5,326)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	(1)	—	5	(628)	—
Total realized/unrealized gains (losses) included in AOCI	7	1	—	—	—	(10)	—	—
Purchases (7)	199	11	—	—	10	—	—	—
Sales (7)	(64)	(1)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(174)	—
Transfers into Level 3 (8)	185	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(142)	(103)	—	—	—	—	—	—
Balance, end of period	$1,078	$81	$—	$3	$10	$15	$(6,128)	$3
Three Months Ended September 30, 2019
Balance, beginning of period	$765	$108	$74	$4	$6	$(134)	$(3,121)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	(2)	(630)	—
Total realized/unrealized gains (losses) included in AOCI	—	1	—	—	—	3	—	—
Purchases (7)	118	61	—	—	—	—	—	—
Sales (7)	(22)	(6)	(1)	—	(6)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(219)	—
Transfers into Level 3 (8)	49	29	—	—	—	—	—	—
Transfers out of Level 3 (8)	(84)	(18)	—	—	—	2	—	—
Balance, end of period	$826	$175	$73	$4	$—	$(131)	$(3,970)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$—	$—	$—	$—	$—	$5	$(668)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (9)	$8	$1	$—	$—	$—	$(10)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$—	$—	$—	$—	$(2)	$(705)	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2020
Balance, beginning of period	$461	$117	$73	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	3	(1,590)	—
Total realized/unrealized gains (losses) included in AOCI	12	1	—	—	—	10	—	—
Purchases (7)	509	34	—	—	10	—	—	—
Sales (7)	(103)	(2)	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(507)	—
Transfers into Level 3 (8)	285	9	—	—	—	—	—	—
Transfers out of Level 3 (8)	(84)	(78)	(73)	(5)	—	—	—	—
Balance, end of period	$1,078	$81	$—	$3	$10	$15	$(6,128)	$3
Nine Months Ended September 30, 2019
Balance, beginning of period	$732	$173	$74	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	—	—	—	(10)	(1,316)	—
Total realized/unrealized gains (losses) included in AOCI	11	3	—	—	—	5	—	—
Purchases (7)	179	75	—	—	—	—	—	—
Sales (7)	(78)	(24)	(1)	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(656)	—
Transfers into Level 3 (8)	147	92	—	1	—	—	—	—
Transfers out of Level 3 (8)	(165)	(145)	—	—	—	(4)	—	—
Balance, end of period	$826	$175	$73	$4	$—	$(131)	$(3,970)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$(1)	$—	$—	$—	$—	$(11)	$(1,687)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at September 30, 2020 (9)	$12	$2	$—	$—	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2019 (9)	$—	$1	$—	$—	$—	$(11)	$(1,531)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,746	$—	$—	$16,720	$16,720
Policy loans	$1,289	$—	$506	$1,610	$2,116
Other invested assets	$93	$—	$81	$12	$93
Premiums, reinsurance and other receivables	$3,088	$—	$64	$3,706	$3,770
Liabilities
Policyholder account balances	$17,651	$—	$—	$18,843	$18,843
Long-term debt	$3,979	$—	$4,169	$—	$4,169
Other liabilities	$1,136	$—	$480	$656	$1,136
Separate account liabilities	$1,207	$—	$1,207	$—	$1,207

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
Reinsurance Financing Arrangement
On June 11, 2020, Brighthouse Reinsurance Company of Delaware, with the explicit permission of the Delaware Commissioner of Insurance, amended its financing arrangement with a pool of highly rated third-party reinsurers to increase the maximum amount from $10.0 billion to $12.0 billion and to extend the term by two years to 2039. At September 30, 2020, there were no borrowings and there was $10.8 billion of funding available under this financing arrangement.
8. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	September 30, 2020			December 31, 2019
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	—	—	—
Not designated	99,966,900	—	—	99,983,000	—	—
Total	100,000,000	33,100	33,100	100,000,000	17,000	17,000

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
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s preferred stock by series for the nine months ended September 30, 2020 and 2019 were as follows:

			Series A		Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
August 17, 2020	September 10, 2020	September 25, 2020	$412.50	$7	$595.31	$10
May 15, 2020	June 10, 2020	June 25, 2020	412.50	7	—	—
February 14, 2020	March 10, 2020	March 25, 2020	412.50	7	—	—
			$1,237.50	$21	$595.31	$10

August 15, 2019	September 10, 2019	September 25, 2019	$412.50	$7	$—	$—
May 15, 2019	June 10, 2019	June 25, 2019	412.50	7	—	—
			$825.00	$14	$—	$—
Common Stock Repurchase Program
On February 6, 2020, BHF authorized the repurchase of up to an additional $500 million of its common stock. Repurchases under this authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. On May 11, 2020, the Company announced that it had temporarily suspended repurchases of its common stock. On August 24, 2020, the Company resumed repurchases of its common stock, as was announced on August 21, 2020.
During the nine months ended September 30, 2020 and 2019, BHF repurchased 15,119,010 and 8,395,371 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $376 million and $314 million, respectively. At September 30, 2020, BHF had $177 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at June 30, 2020	$4,517	$500	$(24)	$(28)	$4,965
OCI before reclassifications	707	(185)	9	(2)	529
Deferred income tax benefit (expense)	(149)	39	(1)	—	(111)
AOCI before reclassifications, net of income tax	5,075	354	(16)	(30)	5,383
Amounts reclassified from AOCI	8	(11)	—	—	(3)
Deferred income tax benefit (expense)	(1)	2	—	—	1
Amounts reclassified from AOCI, net of income tax	7	(9)	—	—	(2)
Balance at September 30, 2020	$5,082	$345	$(16)	$(30)	$5,381

	Three Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at June 30, 2019	$2,564	$181	$(20)	$(23)	$2,702
OCI before reclassifications	970	160	(3)	—	1,127
Deferred income tax benefit (expense)	(204)	(33)	—	—	(237)
AOCI before reclassifications, net of income tax	3,330	308	(23)	(23)	3,592
Amounts reclassified from AOCI	(30)	(1)	—	—	(31)
Deferred income tax benefit (expense)	6	—	—	—	6
Amounts reclassified from AOCI, net of income tax	(24)	(1)	—	—	(25)
Balance at September 30, 2019	$3,306	$307	$(23)	$(23)	$3,567

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
OCI before reclassifications (2)	2,475	235	9	(2)	2,717
Deferred income tax benefit (expense)	(520)	(49)	(10)	—	(579)
AOCI before reclassifications, net of income tax	5,066	358	(16)	(30)	5,378
Amounts reclassified from AOCI	20	(16)	—	—	4
Deferred income tax benefit (expense)	(4)	3	—	—	(1)
Amounts reclassified from AOCI, net of income tax	16	(13)	—	—	3
Balance at September 30, 2020	$5,082	$345	$(16)	$(30)	$5,381

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2019
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	3,515	201	4	(3)	3,717
Deferred income tax benefit (expense)	(738)	(42)	—	—	(780)
AOCI before reclassifications, net of income tax	3,353	346	(23)	(23)	3,653
Amounts reclassified from AOCI	(59)	(49)	—	—	(108)
Deferred income tax benefit (expense)	12	10	—	—	22
Amounts reclassified from AOCI, net of income tax	(47)	(39)	—	—	(86)
Balance at September 30, 2019	$3,306	$307	$(23)	$(23)	$3,567
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of ASU 2016-13, see Note 1.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$1	$31	$(6)	$86	Net investment gains (losses)
Net unrealized investment gains (losses)	(9)	(1)	(14)	(27)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(8)	30	(20)	59
Income tax (expense) benefit	1	(6)	4	(12)
Net unrealized investment gains (losses), net of income tax	(7)	24	(16)	47
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	28	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	10	—	13	19	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	11	1	16	49
Income tax (expense) benefit	(2)	—	(3)	(10)
Gains (losses) on cash flow hedges, net of income tax	9	1	13	39
Total reclassifications, net of income tax	$2	$25	$(3)	$86
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other revenues consisted primarily of 12b-1 fees of $83 million and $240 million for the three months and nine months ended September 30, 2020, respectively, and $84 million and $251 million for the three months and nine months ended September 30, 2019, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Compensation	$85	$76	$247	$238
Contracted services and other labor costs	56	73	202	185
Transition services agreements	37	64	90	196
Establishment costs	19	13	72	85
Premium and other taxes, licenses and fees	11	15	37	35
Separate account fees	118	123	343	365
Volume related costs, excluding compensation, net of DAC capitalization	155	155	445	472
Interest expense on debt	47	49	139	144
Other	52	43	99	104
Total other expenses	$580	$611	$1,674	$1,824
10. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(3,012)	$676	$(60)	$316

Weighted average common shares outstanding — basic	92,693,188	110,915,416	97,366,447	114,195,767
Dilutive effect of share-based awards	—	612,064	—	546,931
Weighted average common shares outstanding — diluted	92,693,188	111,527,480	97,366,447	114,742,698

Earnings per common share:
Basic	$(32.49)	$6.09	$(0.61)	$2.77
Diluted	$(32.49)	$6.06	$(0.61)	$2.75
For both the three months and nine months ended September 30, 2020, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
For both the three months and nine months ended September 30, 2019, weighted average shares used for calculating diluted earnings per common share excludes 196,492 of out-of-the-money stock options, as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the three and nine months ended September 30, 2019.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2020.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. As of September 30, 2020, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $10 million.
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
Other Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for certain non-litigation loss contingencies when assertions are made involving disputes or other matters with counterparties to contractual arrangements entered into by the Company, including with third-party vendors. The Company establishes liabilities for such non-litigation loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
Disputes have arisen with counterparties in connection with reinsurance arrangements where the Company’s subsidiaries are acting as either the reinsured or the reinsurer. These disputes involve assertions by third parties primarily related to rates, fees and/or reinsured benefit calculations, and in certain of such disputes the counterparty has made a request to arbitrate the dispute.
As of September 30, 2020, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to $50 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
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
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $271 million and $206 million at September 30, 2020 and December 31, 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.8 billion at both September 30, 2020 and December 31, 2019.
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
The Company’s recorded liabilities were $1 million at both September 30, 2020 and December 31, 2019 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a corporation incorporated in Delaware in 2016, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated results of operations and financial condition of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2020 (the “2019 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”) filed with the SEC on May 11, 2020; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 7, 2020 and (v) our current reports on Form 8-K filed in 2020.
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
•“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports on Form 10-Q, that we believe may materially affect our future financial condition, results of operations or cash flows, including from the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”).
•“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our results in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview,” and “Business — Segments and Corporate & Other” included in our 2019 Annual Report along with Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(3,862)	$795	$(148)	$302
Less: Provision for income tax expense (benefit)	(850)	119	(88)	(14)
Net income (loss) available to shareholders (1)	$(3,012)	$676	$(60)	$316

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$(921)	$(273)	$(663)	$304
Less: Provision for income tax expense (benefit)	(232)	(104)	(196)	(13)
Adjusted earnings	$(689)	$(169)	$(467)	$317
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended September 30, 2020, we had a net loss available to shareholders of $3.0 billion and an adjusted loss of $689 million compared to net income available to shareholders of $676 million and an adjusted loss of $169 million for the three months ended September 30, 2019. Net loss available to shareholders for the three months ended September 30, 2020 primarily reflects an unfavorable impact from our annual actuarial review (“AAR”) and net unfavorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to higher equity markets, lower interest rates and tightening credit spreads.
For the nine months ended September 30, 2020, we had a net loss available to shareholders of $60 million and an adjusted loss of $467 million compared to net income available to shareholders of $316 million and adjusted earnings of $317 million for the nine months ended September 30, 2019. Net loss available to shareholders for the nine months ended September 30, 2020 was driven primarily by a net unfavorable impact from our AAR, which was largely offset by a favorable impact of declining long-term interest rates on the estimated fair value of the universal life with secondary guarantees (“ULSG”) hedge program.
See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”
See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
Administrative System Conversion
As we continue to execute on our strategy to leverage emerging technology and outsource our policy administration functions, during the third quarter of 2020, we completed the conversion of a significant portion of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been largely resolved, there can be no assurance that in connection with this or any future conversion we will not incur unanticipated expenses or experience other economic or reputational harm, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business, financial condition, and results of operations. See “Risk Factors — Risks Related to Our Business — The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business,” “Risk Factors — General Risks — We may experience difficulty in marketing and distributing products through our distribution channels” and “Risk Factors — Regulatory and Legal Risks — Litigation and regulatory investigations are common in our businesses and may result in significant financial losses and/or harm to our reputation” in our 2019 Annual Report.
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports on Form 10-Q, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
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
In March, in response to this extraordinary event, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, results of operations or financial condition. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as previously disclosed in “— Regulatory Developments” in our First Quarter Form 10-Q. While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidents of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of the third quarter of 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
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
Regulatory Developments
Our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2019 Annual Report.
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
Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2020 AAR, we lowered the long-term general account earned rate, driven by a reduction in our mean reversion rate from 3.75% to 3.00%, which had the largest impact to our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to policyholder behavior, mortality and expenses.
In 2019, the most significant impact from our AAR was decreasing the long-term general account earned rate, driven by a reduction in our mean reversion rate from 4.25% to 3.75%, which primarily impacted our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to mortality and expenses.
The following table presents the impact of the AAR on pre-tax adjusted earnings and income (loss) available to shareholders before provision for income tax for the nine months ended September 30, 2020 and 2019. The impact related to GMLBs is included in income (loss) available to shareholders before provision for income tax, but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Nine Months Ended September 30,
	2020	2019
	(In millions)
GMLBs	$(1,431)	$84
Included in pre-tax adjusted earnings:
Other annuity business	128	(38)
Life business	(11)	24
Run-off	(1,484)	(545)
Total included in pre-tax adjusted earnings	(1,367)	(559)
Total impact on income (loss) available to shareholders before provision for income tax	$(2,798)	$(475)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Premiums	$184	$214	$575	$673
Universal life and investment-type product policy fees	882	867	2,595	2,630
Net investment income	996	928	2,564	2,681
Other revenues	99	94	294	282
Net investment gains (losses)	5	27	(48)	79
Net derivative gains (losses)	(1,857)	1,057	2,392	(97)
Total revenues	309	3,187	8,372	6,248
Expenses
Policyholder benefits and claims	3,047	1,319	5,073	2,936
Interest credited to policyholder account balances	281	272	816	795
Capitalization of DAC	(90)	(93)	(279)	(274)
Amortization of DAC and VOBA	244	181	922	373
Interest expense on debt	47	49	139	144
Other expenses	623	655	1,814	1,954
Total expenses	4,152	2,383	8,485	5,928
Income (loss) before provision for income tax	(3,843)	804	(113)	320
Provision for income tax expense (benefit)	(850)	119	(88)	(14)
Net income (loss)	(2,993)	685	(25)	334
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	(2,995)	683	(29)	330
Less: Preferred stock dividends	17	7	31	14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(3,012)	$676	$(60)	$316

The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
GMLB Riders	$(2,739)	$419	$(833)	$(1,144)
Other derivative instruments	(174)	636	1,462	1,116
Net investment gains (losses)	5	27	(48)	79
Other adjustments	(33)	(14)	(66)	(53)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(921)	(273)	(663)	304
Income (loss) available to shareholders before provision for income tax	(3,862)	795	(148)	302
Provision for income tax expense (benefit)	(850)	119	(88)	(14)
Net income (loss) available to shareholders	$(3,012)	$676	$(60)	$316
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Loss available to shareholders before provision for income tax was $3.9 billion ($3.0 billion, net of income tax), a decrease of $4.7 billion ($3.7 billion, net of income tax) from income before provision for income tax of $795 million ($676 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following key unfavorable items:
•losses from GMLB Riders in the current period, compared to gains in the prior period, see “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2020 and 2019”;
•losses on other derivative instruments reflecting:
◦losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the benchmark long-term interest rate increasing in the current period and decreasing in the prior period; and
◦an unfavorable impact from foreign currency swaps due to the U.S. dollar mostly weakening in the current period and strengthening in the prior period; and
•lower pre-tax adjusted earnings, discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 22% in the current period compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Loss available to shareholders before provision for income tax was $148 million ($60 million, net of income tax), a decrease of $450 million ($376 million, net of income tax) from income before provision for income tax of $302 million ($316 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following key unfavorable items:
•lower pre-tax adjusted earnings, discussed in greater detail below; and
•lower net investment gains (losses) reflecting:
◦net losses on sales of fixed maturity securities compared to prior period net gains;
◦current period mark-to-market losses on equity securities compared to prior period net gains;
◦net losses due to an increase in mortgage loan reserves; and
◦higher impairments on fixed maturity securities in the current period.

The decrease in income before provision for income tax was partially offset by the following key net favorable items:
•long-term interest rates declining more and equity markets increasing less in the current period than in the prior period resulted in:
◦current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business; and
◦a favorable change in the estimated fair value of the embedded derivatives associated with our fixed indexed annuity business;
partially offset by
◦an unfavorable impact from equity options; and
•lower losses from GMLB Riders in the current period, see “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2020 and 2019.”
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 78% in the current period compared to 5% in the prior period. The increase in the effective tax rate in the current period is driven by lower pre-tax adjusted earnings, discussed in greater detail below. Certain one-time tax adjustments recognized in the prior period, primarily due to the revaluation of certain liabilities related to our separation from MetLife (“separation-related liabilities”), resulted in an unusually low effective tax rate in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(2,398)	$78	$(1,141)	$449	$(3,012)
Add: Provision for income tax expense (benefit)	92	18	(460)	(500)	(850)
Income (loss) available to shareholders before provision for income tax	(2,306)	96	(1,601)	(51)	(3,862)
Less: GMLB Riders	(2,739)	—	—	—	(2,739)
Less: Other derivative instruments	(54)	(4)	(115)	(1)	(174)
Less: Net investment gains (losses)	37	6	(39)	1	5
Less: Other adjustments	(29)	—	(4)	—	(33)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	479	94	(1,443)	(51)	(921)
Less: Provision for income tax expense (benefit)	92	18	(304)	(38)	(232)
Adjusted earnings	$387	$76	$(1,139)	$(13)	$(689)

	Three Months Ended September 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$576	$92	$234	$(226)	$676
Add: Provision for income tax expense (benefit)	52	18	(116)	165	119
Income (loss) available to shareholders before provision for income tax	628	110	118	(61)	795
Less: GMLB Riders	419	—	—	—	419
Less: Other derivative instruments	(43)	1	678	—	636
Less: Net investment gains (losses)	(2)	18	(4)	15	27
Less: Other adjustments	(1)	—	(13)	—	(14)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	255	91	(543)	(76)	(273)
Less: Provision for income tax expense (benefit)	52	18	(117)	(57)	(104)
Adjusted earnings	$203	$73	$(426)	$(19)	$(169)

	Nine Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$67	$79	$80	$(286)	$(60)
Add: Provision for income tax expense (benefit)	199	32	(344)	25	(88)
Income (loss) available to shareholders before provision for income tax	266	111	(264)	(261)	(148)
Less: GMLB Riders	(833)	—	—	—	(833)
Less: Other derivative instruments	72	(64)	1,456	(2)	1,462
Less: Net investment gains (losses)	(3)	8	(18)	(35)	(48)
Less: Other adjustments	(43)	—	(23)	—	(66)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,073	167	(1,679)	(224)	(663)
Less: Provision for income tax expense (benefit)	199	32	(355)	(72)	(196)
Adjusted earnings	$874	$135	$(1,324)	$(152)	$(467)

	Nine Months Ended September 30, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(434)	$186	$924	$(360)	$316
Add: Provision for income tax expense (benefit)	165	38	(305)	88	(14)
Income (loss) available to shareholders before provision for income tax	(269)	224	619	(272)	302
Less: GMLB Riders	(1,144)	—	—	—	(1,144)
Less: Other derivative instruments	(78)	22	1,173	(1)	1,116
Less: Net investment gains (losses)	15	8	85	(29)	79
Less: Other adjustments	(1)	—	(52)	—	(53)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	939	194	(587)	(242)	304
Less: Provision for income tax expense (benefit)	176	38	(127)	(100)	(13)
Adjusted earnings	$763	$156	$(460)	$(142)	$317

Consolidated Results for the Three Months and Nine Months Ended September 30, 2020 and 2019 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$914	$893	$2,693	$2,713
Net investment spread	474	433	1,075	1,227
Insurance-related activities	(1,589)	(796)	(2,345)	(1,361)
Amortization of DAC and VOBA	(158)	(183)	(414)	(433)
Other expenses, net of DAC capitalization	(543)	(611)	(1,637)	(1,824)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	19	9	35	18
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(921)	(273)	(663)	304
Provision for income tax expense (benefit)	(232)	(104)	(196)	(13)
Adjusted earnings	$(689)	$(169)	$(467)	$317
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Adjusted earnings were a loss of $689 million, a decrease of $520 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment;
Key net favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife;
◦interest expense recognized in the prior period on a tax liability associated with our separation from MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income;
•higher net investment spread reflecting:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
•lower net amortization of DAC and VOBA due to:
◦a favorable change in our variable annuity business from changes in actual to expected experience in our in-force blocks;
partially offset by

◦a net unfavorable impact resulting from changes in connection with the AAR in our Annuities and Life segments; and
•higher net fee income due to:
◦higher unearned revenue amortization from changes in maintenance expense and policyholder behavior assumptions in connection with the AAR, primarily in our Life segment;
partially offset by
◦lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 26% in the current period compared to 38% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were a loss of $467 million, a decrease of $784 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment;
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
•lower net fee income due to:
◦lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses;
partially offset by
◦higher unearned revenue amortization from changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR, primarily in our Life segment.
Key net favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and
◦interest expense recognized in the prior period on a tax liability associated with our separation from MetLife;
•lower net amortization of DAC and VOBA due to:
◦a favorable change in our variable annuity business from changes in actual to expected experience in our in-force blocks;

partially offset by
◦a net unfavorable impact resulting from changes in connection with the AAR in our Annuities and Life segments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 31% in the current period compared to 4% in the prior period. Certain one-time tax adjustments recognized in the prior period, primarily due to the revaluation of certain separation-related liabilities, resulted in an unusually low effective tax rate in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2020 and 2019 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$654	$675	$1,917	$1,977
Net investment spread	257	268	720	789
Insurance-related activities	68	(60)	(140)	(179)
Amortization of DAC and VOBA	(127)	(211)	(322)	(421)
Other expenses, net of DAC capitalization	(373)	(417)	(1,102)	(1,227)
Pre-tax adjusted earnings	479	255	1,073	939
Provision for income tax expense (benefit)	92	52	199	176
Adjusted earnings	$387	$203	$874	$763
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances increased for the three months ended September 30, 2020 driven by positive equity markets partially offset by negative net flows and policy charges. Variable annuities separate account balances decreased for the nine months ended September 30, 2020 driven by negative net flows and policy charges partially offset by positive equity market performance.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In millions)
Balance, beginning of period	$92,211	$99,498
Deposits	443	1,210
Withdrawals, surrenders and benefits	(1,755)	(5,679)
Net flows	(1,312)	(4,469)
Investment performance	5,337	2,636
Policy charges	(630)	(1,789)
Net transfers from (to) general account	(145)	(415)
Balance, end of period	$95,461	$95,461

Average balance	$95,718	$92,927
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Adjusted earnings were $387 million for the current period, an increase of $184 million.
Key net favorable impacts were:

•lower costs associated with insurance-related activities due to:
◦a decrease in guaranteed minimum death benefit (“GMDB”) liabilities and a favorable adjustment to deferred sales inducements (“DSI”) resulting from changes in connection with the AAR; and
◦a decrease in GMDB liabilities resulting from favorable equity market performance in the current period;
•lower amortization of DAC and VOBA due to:
◦a favorable impact in the current period resulting primarily from changes in policyholder behavior and long-term general account earned rate assumptions made in connection with the AAR; and
◦a favorable change in our variable annuity business from changes in actual to expected experience in our in-force blocks; and
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income.
Key net unfavorable impacts were:
•lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses; and
•lower net investment spread due to:
◦higher interest credited on average policyholder account balances resulting from positive net flows; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher returns on other limited partnerships for the comparative measurement period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were $874 million for the current period, an increase of $111 million.
Key net favorable impacts were:
•lower other expenses due to:
◦the exit of various transition service agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income;
•lower amortization of DAC and VOBA due to:
◦a favorable impact in the current period resulting primarily from changes in policyholder behavior and long-term general account earned rate assumptions made in connection with the AAR; and
◦a favorable change in our variable annuity business from changes in actual to expected experience in our in-force blocks net of the impact on estimated gross profits from lower separate account returns; and
•lower costs associated with insurance-related activities due to:

◦a decrease in GMDB liabilities and a favorable adjustment to DSI resulting from changes in connection with the AAR;
partially offset by
◦an increase in GMDB liabilities resulting from less favorable equity market performance in the current period, net of lower income annuity benefit payments.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦lower returns on other limited partnerships for the comparative measurement period;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
•lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$90	$60	$271	$185
Net investment spread	53	52	126	155
Insurance-related activities	48	(1)	(4)	5
Amortization of DAC and VOBA	(50)	31	(104)	(1)
Other expenses, net of DAC capitalization	(47)	(51)	(122)	(150)
Pre-tax adjusted earnings	94	91	167	194
Provision for income tax expense (benefit)	18	18	32	38
Adjusted earnings	$76	$73	$135	$156
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Adjusted earnings were $76 million for the current period, an increase of $3 million.
Key favorable impacts were:
•lower costs associated with insurance-related activities due to:
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion; and
◦lower paid claims, net of reinsurance; and
•higher fee income due to higher unearned revenue amortization from changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR.
Key net unfavorable impacts were:
•higher net amortization of DAC and VOBA due to:
◦changes in maintenance expense and policyholder assumptions in connection with the AAR; and

◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion;
partially offset by
◦the impact on gross profits from higher separate account returns.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were $135 million for the current period, a decrease of $21 million.
Key net unfavorable impacts were:
•higher amortization of DAC and VOBA due to:
◦changes in maintenance expense and policyholder assumptions in connection with the AAR; and
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion;
•lower net investment spread due to:
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦lower returns on other limited partnerships for the comparative measurement period; and
•higher costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion.
Key favorable impacts were:
•higher fee income due to:
◦higher unearned revenue amortization from changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR; and
◦lower ongoing net reinsurance costs as a result of reinsurance recaptured in prior periods; and
•lower other expenses due to the exit of various transition services agreements with MetLife.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$170	$157	$505	$544
Net investment spread	149	90	179	226
Insurance-related activities	(1,718)	(740)	(2,226)	(1,210)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(44)	(50)	(137)	(147)
Pre-tax adjusted earnings	(1,443)	(543)	(1,679)	(587)
Provision for income tax expense (benefit)	(304)	(117)	(355)	(127)
Adjusted earnings	$(1,139)	$(426)	$(1,324)	$(460)
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Adjusted earnings were a loss of $1.1 billion for the current period, a higher loss of $713 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities, primarily in our ULSG business, due to:
◦an increase in liability balances resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR; and
◦higher paid claims, net of reinsurance in the current period.
Key favorable impacts were:
•higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period; and
•higher fee income in our ULSG business due to higher unearned revenue amortization resulting from changes in premium assumptions made in connection with the AAR.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were a loss of $1.3 billion for the current period, a higher loss of $864 million.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities, primarily in our ULSG business, due to:
◦an increase in liability balances resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR; and
◦higher paid claims, net of reinsurance in the current period;
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period, net of decreases in average crediting rates in connection with the low interest rate environment; and
•lower net fee income in our ULSG business due to:
◦a decline in the net cost of insurance fees driven by the aging in-force business; and
◦a decrease in policyholder fees consistent with lower average account balances;
partially offset by

◦higher unearned revenue amortization resulting from changes in premium assumptions made in connection with the AAR.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Fee income	$—	$1	$—	$7
Net investment spread	15	23	50	57
Insurance-related activities	13	5	25	23
Amortization of DAC and VOBA	19	(3)	12	(11)
Other expenses, net of DAC capitalization	(79)	(93)	(276)	(300)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	19	9	35	18
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(51)	(76)	(224)	(242)
Provision for income tax expense (benefit)	(38)	(57)	(72)	(100)
Adjusted earnings	$(13)	$(19)	$(152)	$(142)
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Adjusted earnings were a loss of $13 million, a lower loss of $6 million from the prior period.
Key favorable impacts were:
•lower amortization of DAC and VOBA due to a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion; and
•lower other expenses driven by interest expense recognized in the prior period on a tax liability associated with our separation from MetLife.
The lower adjusted loss was partially offset by the timing of our preferred stock dividend payments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 119% in the current period compared to 75% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Adjusted earnings were a loss of $152 million, a higher loss of $10 million from the prior period.
The higher adjusted loss was primarily due to the timing of our preferred stock dividend payments.
Key favorable impacts were:
•lower other expenses driven by:
◦lower establishment costs in the current period related to planned technology expenses; and
◦interest expense recognized in the prior period on a tax liability associated with our separation from MetLife; and

•lower amortization of DAC and VOBA due to a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 38% in the current period compared to 41% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deductions and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
GMLB Riders for the Three Months and Nine Months Ended September 30, 2020 and 2019
The overall impact to income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Liabilities	$(1,787)	$(810)	$(3,591)	$(1,856)
Hedges	(1,078)	948	2,538	(51)
Ceded reinsurance	(3)	50	101	75
Fees (1)	223	228	621	628
GMLB DAC	(94)	3	(502)	60
Total GMLB Riders	$(2,739)	$419	$(833)	$(1,144)
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $15 million and $44 million for the three months and nine months ended September 30, 2020, respectively, and $16 million and $48 million for the three months and nine months ended September 30, 2019, respectively.
Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Comparative results from GMLB Riders were unfavorable by $3.2 billion.
The AAR resulted in unfavorable changes in the current period primarily due to higher reserves and higher DAC amortization recognized in the current period.
Results were also driven by:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to the estimated fair value of Shield Annuity liabilities, net of favorable changes to the estimated fair value of the related hedges;
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes in GMLB DAC.
Higher relative equity markets in the current period resulted in the following significant impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes to the estimated fair value of Shield Annuity liabilities, net of favorable changes to the estimated fair value of the related hedges;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes to GMLB DAC.

Interest rates increasing in the current period, compared to decreasing in the prior period, resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes to GMLB DAC;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves.
The narrowing of credit default swap spreads in the current period resulted in an unfavorable change in the adjustment for nonperformance risk, net of an offsetting favorable change in GMLB DAC.
Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Comparative results from GMLB Riders were favorable by $311 million, primarily driven by:
•favorable changes in our GMLB hedges; and
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes in GMLB DAC.
Equity markets increasing less in the current period than in the prior period resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserves.
Lower interest rates in the current period resulted in the following significant impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield Annuity liabilities, net of unfavorable changes to the estimated fair value of the related hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of the variable annuity liability reserves.
The widening of credit default swap spreads combined with a larger increase in the underlying variable annuity liability reserves in the current period resulted in a favorable change in the adjustment for nonperformance risk, net of an unfavorable change in GMLB DAC.
The AAR resulted in unfavorable changes in the current period primarily due to higher reserves and higher DAC amortization recognized in the current period.
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
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in our 2019 Annual Report.
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
There has been an increased market focus on energy sector investments as a result of lower energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.0 billion, of which 91% were investment grade, with net unrealized gains (losses) of $236 million at September 30, 2020.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its outcome. Our exposure to retail sector corporate fixed maturity securities was $1.9 billion, of which 97% were investment grade, with net unrealized gains (losses) of $213 million at September 30, 2020.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.56%	$1,036	4.62%	$951	4.04%	$2,676	4.56%	$2,757
Investment fees and expenses (2)	(0.14)	(35)	(0.10)	(23)	(0.13)	(99)	(0.12)	(76)
Adjusted net investment income (3)	4.42%	$1,001	4.52%	$928	3.91%	$2,577	4.44%	$2,681
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions)
Net investment income	$996	$928	$2,564	$2,681
Less: Investment hedge adjustments	(5)	—	(13)	—
Adjusted net investment income — in the above yield table	$1,001	$928	$2,577	$2,681
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2020 and 2019 — Adjusted Earnings” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale (“AFS”)
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$65,812	83.0%	$58,099	81.8%
Privately-placed	13,526	17.0	12,937	18.2
Total fixed maturity securities	$79,338	100.0%	$71,036	100.0%
Percentage of cash and invested assets	69.3%		72.0%
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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity AFS — Fixed Maturity Securities Credit Quality — Ratings” included in our 2019 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2020					December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$43,320	$—	$8,752	$52,072	65.7%	$41,463	$—	$5,252	$46,715	65.8%
2	Baa	21,534	—	2,503	24,037	30.3	19,838	—	1,610	21,448	30.2
Subtotal investment grade		64,854	—	11,255	76,109	96.0	61,301	—	6,862	68,163	96.0
3	Ba	2,290	—	33	2,323	2.9	2,015	—	72	2,087	2.9
4	B	802	1	(2)	799	1.0	673	—	23	696	1.0
5	Caa and lower	115	3	(5)	107	0.1	90	—	—	90	0.1
6	In or near default	—	—	—	—	—	—	—	—	—	—
Subtotal below investment grade		3,207	4	26	3,229	4.0	2,778	—	95	2,873	4.0
Total fixed maturity securities		$68,061	$4	$11,281	$79,338	100.0%	$64,079	$—	$6,957	$71,036	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2020
U.S. corporate	$17,758	$15,782	$1,673	$630	$63	$—	$35,906
Foreign corporate	3,325	6,659	530	140	6	—	10,660
RMBS	8,376	15	19	12	27	—	8,449
U.S. government and agency	8,836	99	—	—	—	—	8,935
CMBS	6,287	127	2	9	—	—	6,425
State and political subdivision	4,236	185	1	—	7	—	4,429
ABS	2,400	298	12	4	—	—	2,714
Foreign government	854	872	86	4	4	—	1,820
Total fixed maturity securities	$52,072	$24,037	$2,323	$799	$107	$—	$79,338
December 31, 2019
U.S. corporate	$15,313	$13,770	$1,479	$556	$42	$—	$31,160
Foreign corporate	3,162	6,113	466	90	13	—	9,844
RMBS	9,020	59	15	3	21	—	9,118
U.S. government and agency	7,303	93	—	—	—	—	7,396
CMBS	5,612	126	6	11	—	—	5,755
State and political subdivision	3,863	185	—	—	9	—	4,057
ABS	1,696	240	19	—	—	—	1,955
Foreign government	746	862	102	36	5	—	1,751
Total fixed maturity securities	$46,715	$21,448	$2,087	$696	$90	$—	$71,036
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments, and the top ten holdings in aggregate comprise 2% of total investments at both September 30, 2020 and December 31, 2019. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$14,575	31.3%	$12,633	30.9%
Consumer	10,981	23.6	9,719	23.7
Finance	10,614	22.8	9,448	23.0
Utility	7,069	15.2	6,247	15.2
Communications	3,327	7.1	2,957	7.2
Total	$46,566	100.0%	$41,004	100.0%
Structured Securities
We held $17.6 billion and $16.8 billion of Structured Securities, at estimated fair value, at September 30, 2020 and December 31, 2019, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,913	58.1%	$516	$4,857	53.3%	$360
Pass-through securities	3,536	41.9	127	4,261	46.7	66
Total RMBS	$8,449	100.0%	$643	$9,118	100.0%	$426
Risk profile:
Agency	$6,659	78.8%	$507	$7,216	79.2%	$256
Prime	128	1.5	2	141	1.5	9
Alt-A	822	9.7	65	883	9.7	96
Sub-prime	840	10.0	69	878	9.6	65
Total RMBS	$8,449	100.0%	$643	$9,118	100.0%	$426
Ratings profile:
Rated Aaa	$6,843	81.0%		$7,329	80.4%
Designated NAIC 1	$8,376	99.1%		$9,020	98.9%
Historically, our exposure to sub-prime RMBS holdings has been managed by focusing primarily on senior tranche securities, stress-testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our sub-prime RMBS portfolio consists predominantly of securities that were purchased after 2012 at significant discounts to par value and discounts to the expected principal recovery value of these securities. The vast majority of these securities are investment grade under the NAIC designations (e.g., NAIC 1 and NAIC 2). The estimated fair value of our sub-prime RMBS holdings purchased since 2012 was $816 million and $851 million at September 30, 2020 and December 31, 2019, with unrealized gains (losses) of $66 million and $61 million at September 30, 2020 and December 31, 2019, respectively.

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$94	$113	$109	$123
2011	114	115	223	223
2012	146	148	138	141
2013	214	217	199	205
2014	342	362	332	346
2015	954	1,031	938	977
2016	462	500	480	497
2017	701	777	683	717
2018	1,660	1,897	1,580	1,700
2019	920	1,001	818	826
2020	258	264	—	—
Total	$5,865	$6,425	$5,500	$5,755
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.8 billion, or 75.2% of total CMBS, and designated NAIC 1 was $6.3 billion, or 97.9% of total CMBS, at September 30, 2020. CMBS Aaa rating agency ratings was $4.3 billion, or 74.9% of total CMBS, and designated NAIC 1 was $5.6 billion, or 97.5% of total CMBS at December 31, 2019.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$1,647	60.7%	$(5)	$1,058	54.2%	$(8)
Student loans	202	7.4	1	196	10.0	2
Consumer loans	239	8.8	5	171	8.7	2
Automobile loans	99	3.7	4	114	5.8	2
Credit card loans	58	2.1	7	60	3.1	3
Other loans	469	17.3	21	356	18.2	9
Total	$2,714	100.0%	$33	$1,955	100.0%	$10
Ratings profile:
Rated Aaa	$1,443	53.2%		$879	45.0%
Designated NAIC 1	$2,400	88.4%		$1,696	86.8%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment was summarized as follows at:

	September 30, 2020				December 31, 2019
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$9,830	62.1%	$44	0.5%	$9,721	61.5%	$47	0.5%
Agricultural	3,380	21.3%	16	0.5%	3,388	21.4%	10	0.3%
Residential	2,626	16.6%	30	1.1%	2,708	17.1%	7	0.3%
Total	$15,836	100.0%	$90	0.6%	$15,817	100.0%	$64	0.4%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% at both September 30, 2020 and December 31, 2019, and the remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

September 30, 2020
California	24%
New York	12%
Florida	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2020 and December 31, 2019. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

September 30, 2020
California	37%
Florida	10%
New York	7%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic Region:
Pacific	$2,648	26.9%	$2,666	27.4%
South Atlantic	1,939	19.7	1,887	19.4
Middle Atlantic	1,872	19.0	1,875	19.3
West South Central	802	8.2	809	8.3
Mountain	697	7.1	668	6.9
East North Central	608	6.2	555	5.7
International	494	5.0	494	5.1
New England	463	4.7	412	4.2
West North Central	123	1.3	125	1.3
East South Central	84	0.9	85	0.9
Multi-Region and Other	100	1.0	145	1.5
Total recorded investment	9,830	100.0%	9,721	100.0%
Less: allowance for credit losses	44		47
Carrying value, net of allowance for credit losses	$9,786		$9,674
Property Type:
Office	$3,803	38.7%	$3,839	39.5%
Apartment	2,200	22.4	2,181	22.4
Retail	2,103	21.4	2,115	21.8
Hotel	928	9.4	930	9.6
Industrial	766	7.8	626	6.4
Other	30	0.3	30	0.3
Total recorded investment	9,830	100.0%	9,721	100.0%
Less: allowance for credit losses	44		47
Carrying value, net of allowance for credit losses	$9,786		$9,674
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

A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 56% and 53% at September 30, 2020 and December 31, 2019, respectively, and our average debt-service coverage ratio was 2.2x at both September 30, 2020 and December 31, 2019. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% at both September 30, 2020 and December 31, 2019. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our underwriting and credit management practices are proactively refined to meet the changing economic environment. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded loan modification and customer assistance infrastructures.
Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At September 30, 2020, the recorded investment on mortgage loans where borrowers were offered debt service forbearance and were not making payments was $700 million, comprised of $581 million commercial mortgage loans, $24 million of agricultural mortgage loans and $95 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDRs”) due to the relief granted by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored and activity in and balances of the allowance for credit losses for the nine months ended September 30, 2020 and 2019.
Limited Partnerships and Limited Liability Companies
The carrying value of our limited partnerships and limited liability companies (“LLCs”) was as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Other limited partnerships interests	$2,125	$1,941
Real estate limited partnerships and LLCs (1)	437	439
Total	$2,562	$2,380
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $502 million and $529 million at September 30, 2020 and December 31, 2019, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$4,831	95.9%	$3,021	93.9%
FHLB stock	81	1.6	39	1.2
Tax credit renewable energy partnership	63	1.3	82	2.6
Leveraged leases, net of non-recourse debt	51	1.0	64	2.0
Other	12	0.2	10	0.3
Total	$5,038	100.0%	$3,216	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2020 and December 31, 2019.
•The statement of operations effects of derivatives in cash flow, fair value or non-qualifying hedge relationships for the three months and nine months ended September 30, 2020 and 2019.
See “Business — Segments and Corporate & Other — Annuities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management” and “— Annual Actuarial Review” included in our 2019 Annual Report for more information about our use of derivatives by major hedging programs.
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
Derivatives categorized as Level 3 at September 30, 2020 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2020		December 31, 2019
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,793	$26	$1,635	$36
Purchased	18	—	18	—
Total	$1,811	$26	$1,653	$36
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The amount of this collateral was $6 million at estimated fair value at September 30, 2020. The Company did not hold non-cash collateral at December 31, 2019. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $784 million and $593 million at September 30, 2020 and December 31, 2019, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See “Commitments” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in our 2019 Annual Report.

Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2019 Annual Report. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2019 Annual Report.
Policyholder Account Balances
Policyholder account balances (“PABs”) are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of PABs by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2019 Annual Report.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Overview — Current Products — Variable Annuities” included in our 2019 Annual Report for additional information.
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

A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Segments and Corporate & Other — Annuities — Overview — Net Amount at Risk” included in our 2019 Annual Report.
The account values and NAR of contract holders by type of guaranteed minimum benefit for variable annuity contracts were as follows at:

	September 30, 2020 (1)				December 31, 2019 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$39,330	$2,693	$7,705	59.4%	$41,302	$2,302	$4,722	42.0%
GMIB Max with EDB (3)	10,943	3,435	207	21.8%	11,807	2,673	23	2.3%
GMIB Max without EDB	6,249	10	44	10.0%	6,750	2	5	0.8%
GMWB4L (FlexChoiceSM)	5,050	12	194	40.1%	4,130	3	25	13.4%
GMAB	670	1	2	1.7%	672	1	1	0.6%
GMWB	2,589	44	11	7.5%	2,783	39	8	1.4%
GMWB4L	14,063	106	1,022	38.6%	14,904	71	509	23.7%
EDB Only	3,652	763	—	N/A	3,740	609	—	N/A
GMDB Only (Other than EDB)	17,925	990	—	N/A	18,183	971	—	N/A
Total	$100,471	$8,054	$9,185		$104,271	$6,671	$5,293
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported on the consolidated balance sheets in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.2 billion at September 30, 2020, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for in this manner include GMDBs, as well as the life contingent portion of GMIBs and certain GMWBs. All other variable annuity guarantee features are accounted for as embedded derivatives and reported on the consolidated balance sheets in PABs with changes reported in net derivative gains (losses). These liabilities, valued at $3.9 billion at September 30, 2020, are accounted for at estimated fair value. Guarantees accounted for in this manner include GMABs, GMWBs and the non-life contingent portions of GMIBs. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, reported on the consolidated balance sheets in PABs with changes reported in net derivative gains (losses) and valued at $2.2 billion at September 30, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in our 2019 Annual Report.

The GAAP variable annuity reserve balances by guarantee type and accounting model were as follows at:

	Reserves
	September 30, 2020			December 31, 2019
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,346	$—	$1,346	$1,362	$—	$1,362
GMIB	3,692	3,111	6,803	2,677	1,844	4,521
GMIB Max	859	269	1,128	560	(84)	476
GMAB	—	3	3	—	(17)	(17)
GMWB	—	55	55	—	6	6
GMWB4L	269	342	611	258	(93)	165
GMWB4L (FlexChoiceSM)	—	73	73	—	—	—
Total	$6,166	$3,853	$10,019	$4,857	$1,656	$6,513
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	September 30, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,845	$593	$—	$7,344	$798	$29
Interest rate options	22,570	1,481	178	29,750	782	187
Interest rate forwards	7,332	1,179	25	5,418	94	114
Total	$32,747	$3,253	$203	$42,512	$1,674	$330
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

The gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program were as follows at:

	September 30, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$33,361	$727	$991	$46,968	$814	$1,713
Equity total return swaps	12,997	63	222	7,723	2	367
Equity variance swaps	1,098	13	22	2,136	69	69
Interest rate swaps	2,845	593	—	7,344	798	29
Interest rate options	21,370	1,203	178	27,950	712	176
Interest rate forwards	2,774	308	9	—	—	—
Total	$74,445	$2,907	$1,422	$92,121	$2,395	$2,354
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
Period to period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” all included in our 2019 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $5.6 billion and $2.8 billion at September 30, 2020 and December 31, 2019, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $50.5 billion and $42.6 billion at September 30, 2020 and December 31, 2019, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
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
In support of our target combined risk-based capital (“RBC”) ratio between 400% and 450%, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital market scenarios over the life of the contracts (“CTE98”) level in normal market conditions. We refer to our target level of assets as our “Variable Annuity Target Funding Level.” While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions, we intend to allow such assets supporting our variable annuity contracts to range between CTE98 and a target floor level of CTE95 (the average of the worst five percent of a set of capital market scenarios over the life of the contracts).
On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. On August 24, 2020, we resumed repurchases of our common stock, as was announced on August 21, 2020. Repurchases made under the February 6, 2020 authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Sources:
Operating activities, net	$515	$1,322
Changes in policyholder account balances, net	5,591	3,668
Changes in payables for collateral under securities loaned and other transactions, net	2,598	234
Long-term debt issued	614	1,000
Preferred stock issued, net of issuance costs	390	412
Financing element on certain derivative instruments and other derivative related transactions, net	—	179
Total sources	9,708	6,815
Uses:
Investing activities, net	4,184	5,699
Long-term debt repaid	1,001	601
Dividends on preferred stock	31	14
Treasury stock acquired in connection with share repurchases	376	314
Financing element on certain derivative instruments and other derivative related transactions, net	764	—
Other, net	40	43
Total uses	6,396	6,671
Net increase (decrease) in cash and cash equivalents	$3,312	$144
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
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain an active funding agreement program, along with inactive funding agreement programs with certain other FHLBs. On April 2, 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion (the “April 2020 funding agreements”) to provide a readily available source of contingent liquidity. Brighthouse Life Insurance Company had obligations outstanding under funding agreements of $1.6 billion and $595 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, there were the aforementioned $1.0 billion of issuances and no repayments under funding agreements. During the nine months ended September 30, 2019, there were no issuances or repayments under funding agreements. Upon maturity on October 9, 2020, Brighthouse Life Insurance Company repaid $250 million borrowed under the April 2020 funding agreements with the remainder maturing in December 2020. For additional information regarding the funding agreement program, see Note 3 of the Notes to the Consolidated Financial Statements included in our 2019 Annual Report.
Farmer Mac Funding Agreements, Reported in Policyholder Account Balances
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. At September 30, 2020, there were no borrowings under this funding agreement program.
Debt Issuances
During the second quarter of 2020, BHF issued $615 million aggregate principal amount of 5.625% unsecured senior notes due 2030 (the “2030 Senior Notes”) for aggregate net cash proceeds of $614 million. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.
Credit Facilities
We maintain a $1.0 billion senior unsecured revolving credit facility (the “Revolving Credit Facility”) scheduled to mature in May 2024, all of which may be used for revolving loans and/or letters of credit. At September 30, 2020, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility. In connection with the repayment of all outstanding borrowings under our $1.0 billion unsecured term loan facility (the “Term Loan Facility”), the Term Loan Facility was terminated without penalty on June 2, 2020, as discussed further in “— Primary Uses of Liquidity and Capital — Debt Repayments.”
Committed Facilities
Repurchase Facility
Brighthouse Life Insurance Company maintains a secured committed repurchase facility (the “Repurchase Facility”) with a financial institution, pursuant to which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount of up to $2.0 billion. The Repurchase Facility has a term ending on July 31, 2021. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (ranging from two weeks to three months) and at a price which represents the original purchase price plus interest. At September 30, 2020, there were no borrowings under the Repurchase Facility.
Reinsurance Financing Arrangement
Our reinsurance subsidiary, BRCD, was formed to manage our capital and risk exposures and to support our term and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD maintains a financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes. On June 11, 2020, BRCD, with the explicit permission of the Delaware Commissioner of Insurance, amended its financing arrangement to increase the maximum amount from $10.0 billion to $12.0 billion and to extend the term by two years to 2039. At September 30, 2020, there were no borrowings and there was $10.8 billion of funding available under this financing arrangement.
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
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	September 30, 2020	December 31, 2019
	(In millions)
Senior notes (1)	$3,585	$2,970
Term loan	—	1,000
Junior subordinated debentures (1)	363	363
Other long-term debt (2)	31	32
Total long-term debt	$3,979	$4,365
__________________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling $42 million at both September 30, 2020 and December 31, 2019 for senior notes and junior subordinated debentures on a combined basis.
(2)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
Debt and Facility Covenants
Our debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that we may incur, which could restrict our operations and use of funds. At September 30, 2020, we were in compliance with these financial covenants.

Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
During the nine months ended September 30, 2020 and 2019, we repurchased 15,119,010 shares and 8,395,371 shares, respectively, of our common stock through open market purchases pursuant to 10b5-1 plans for $376 million and $314 million, respectively. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. On August 24, 2020, we resumed repurchases of our common stock, as was announced on August 21, 2020.
Preferred Stock Dividends
During the nine months ended September 30, 2020 and 2019, we paid dividends on our preferred stock of $31 million and $14 million, respectively. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the nine months ended September 30, 2020, general account surrenders and withdrawals totaled $1.5 billion, almost all of which was attributable to products within the Annuities segment. During the nine months ended September 30, 2019, general account surrenders and withdrawals totaled $1.7 billion, of which $1.5 billion was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both September 30, 2020 and December 31, 2019, we did not pledge any cash collateral to counterparties. At September 30, 2020 and December 31, 2019, we were obligated to return cash collateral pledged to us by counterparties of $3.4 billion and $1.3 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.6 billion and $3.1 billion at September 30, 2020 and December 31, 2019, respectively. Of these amounts, $1.2 billion and $1.3 billion at September 30, 2020 and December 31, 2019, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2020 was $1.2 billion, primarily U.S. government and agency securities that, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Short-term Liquidity and Liquid Assets
At September 30, 2020 and December 31, 2019, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.3 billion and $723 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At September 30, 2020 and December 31, 2019, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.3 billion and $767 million, respectively, of which $1.3 billion and $715 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Notes 10 and 18 of the Notes to the Consolidated Financial Statements in our 2019 Annual Report.
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
Distributions from and Capital Contributions to BH Holdings
During the nine months ended September 30, 2020 and 2019, BHF received cash distributions of $988 million and $195 million, respectively, from BH Holdings and made cash capital contributions of $0 and $412 million, respectively, to BH Holdings. Distributions received in 2020 primarily relate to $800 million of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
Short-term Intercompany Loans
As of September 30, 2020, BHF, as borrower, had a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2020 and 2019, BHF borrowed $454 million and $736 million, respectively, from certain of its non-insurance subsidiaries under short-term intercompany loan agreements and repaid $415 million and $837 million, respectively, to certain of its non-insurance company subsidiaries under short-term intercompany loan agreements. At September 30, 2020 and December 31, 2019, BHF had total obligations outstanding of $382 million and $343 million, respectively, under such agreements.
Intercompany Liquidity Facilities
As of September 30, 2020, we maintained intercompany liquidity facilities with certain of our insurance and non-insurance company subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the nine months ended September 30, 2020 and 2019, there were no borrowings or repayments by BHF under intercompany liquidity facilities and, at both September 30, 2020 and December 31, 2019, BHF had no obligations outstanding under such facilities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2019 Annual Report, with the exception of sensitivity to changes in interest rates previously disclosed in the First Quarter Form 10-Q.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
 See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements. Except as disclosed in the Notes to the Interim Condensed Consolidated Financial Statements, there have been no new material legal proceedings and no material developments in legal proceedings previously disclosed in our 2019 Annual Report, as amended or supplemented by our subsequent Quarterly Reports.
Item 1A. Risk Factors
We discuss in this report, in our 2019 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2019 Annual Report, as amended or supplemented by our First Quarter Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended September 30, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
July 1 — July 31, 2020	—	$—	—	$231
August 1 — August 31, 2020	233,003	$31.15	233,003	$224
September 1 — September 30, 2020	1,636,846	$28.69	1,635,080	$177
Total	1,869,849		1,868,083
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. On August 24, 2020, we resumed repurchases of our common stock, as was announced on August 21, 2020. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” as well as Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
10.1#
Amendment Number One to the Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan, dated July 1, 2020, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 7, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 6, 2020