Form 10-K
period 2020-12-31
Brighthouse Financial, Inc.
filed 2021-02-24
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-37905
Brighthouse Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3846992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)

(980) 365-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHF	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.600% Non-Cumulative Preferred Stock, Series A	BHFAP	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.750% Non-Cumulative Preferred Stock, Series B	BHFAO	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 5.375% Non-Cumulative Preferred Stock, Series C	BHFAN	The Nasdaq Stock Market LLC
6.250% Junior Subordinated Debentures due 2058	BHFAL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.6 billion.
As of February 22, 2021, 87,378,950 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2021 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2020.

As used in this Annual Report on Form 10-K, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc., a Delaware corporation, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the 2017 distribution by MetLife, Inc. of approximately 80.8%, of the then outstanding shares of BHF common stock to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates were no longer considered related parties to BHF and its subsidiaries and affiliates. For definitions of selected financial and product terms used herein, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Glossary.”
Note Regarding Forward-Looking Statements and Summary of Risk Factors
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results. The list below is also a summary of the material risks and uncertainties that could adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of the risks and uncertainties in “Risk Factors.”
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
•material differences from actual outcomes compared to the sensitivities calculated under certain scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies;
•the impact of interest rates on our future universal life with secondary guarantees (“ULSG”) policyholder obligations and net income volatility;
•the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”);
•the potential material adverse effect of changes in accounting standards, practices or policies applicable to us, including changes in the accounting for long-duration contracts;
•loss of business and other negative impacts resulting from a downgrade or a potential downgrade in our financial strength or credit ratings;
•the availability of reinsurance and the ability of the counterparties to our reinsurance or indemnification arrangements to perform their obligations thereunder;
•heightened competition, including with respect to service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;

•our ability to market and distribute our products through distribution channels;
•any failure of third parties to provide services we need, any failure of the practices and procedures of such third parties and any inability to obtain information or assistance we need from third parties;
•the ability of our subsidiaries to pay dividends to us, and our ability to pay dividends to our shareholders and repurchase our common stock;
•the adverse impact on liabilities for policyholder claims as a result of extreme mortality events;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geo-political or catastrophic events, on our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
•the impact of events that adversely affect issuers, guarantors or collateral relating to our investments or our derivatives counterparties, on impairments, valuation allowances, reserves, net investment income and changes in unrealized gain or loss positions;
•the impact of changes in regulation and in supervisory and enforcement policies on our insurance business or other operations;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers
•the effectiveness of our policies and procedures in managing risk;
•the loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively as a result of any failure in cyber- or other information security systems;
•whether all or any portion of the tax consequences of the Separation are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;
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

PART I
Item 1. Business

Overview
Our Company
We are one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. Our in-force book of products consists of approximately 2.8 million insurance policies and annuity contracts at December 31, 2020, which are organized into three reporting segments:
•Annuities, which includes variable, fixed, index-linked and income annuities;
•Life, which includes term, universal, whole and variable life policies; and
•Run-off, which consists of products that are no longer actively sold and are separately managed.
In addition, we report certain of our results of operations in Corporate & Other.
We transact business through our insurance subsidiaries, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”); however, NELICO does not currently write new business. At December 31, 2020, we had $247.9 billion of total assets with total stockholders’ equity of $18.0 billion, including accumulated other comprehensive income; $163.1 billion of annuity assets under management (“AUM”), which we define as our general account investments and our separate account assets, and approximately $541.5 billion of life insurance face amount in-force ($385.0 billion, net of reinsurance). Additionally, our insurance subsidiaries had combined statutory total adjusted capital (“TAC”) of $8.6 billion, resulting in a combined company action level risk-based capital (“RBC”) ratio of approximately 485% at December 31, 2020. For the year ended December 31, 2020, normalized statutory earnings were a loss of approximately $0.4 billion. Normalized statutory earnings is used by management to measure our insurance subsidiaries’ generation of statutory distributable cash flows (sometimes referred to as distributable earnings) and is reflective of whether our hedging program functions as intended. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Normalized Statutory Earnings” for further discussion of normalized statutory earnings and its components.
We believe we are a financially disciplined company with an emphasis on independent distribution and that our strategy of offering a targeted set of products to serve our customers and distribution partners will enhance our ability to invest in our business and distribute cash to our shareholders over time. We also believe that our product strategy of offering a more tailored set of new products and our decision to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services, is consistent with our focus on effectively managing our expenses.
Risk management of both our in-force book and our new business to enhance sustained, long-term shareholder value is fundamental to our strategy. In writing new business we prioritize products that provide a risk offset and diversification to our legacy variable annuity products. We assess the value of new products by taking into account the amount and timing of cash flows, the use and cost of capital required to support our financial strength ratings and the cost of risk mitigation. We remain focused on maintaining our strong capital base and excess liquidity at the holding company, and we have established a risk management approach that seeks to mitigate the effects of severe market disruptions and other economic events on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital” and “— Segments and Corporate & Other — Annuities.”
We believe that general demographic trends in the U.S. population, the increase in under-insured individuals, the potential risk to governmental social safety net programs and the shifting of responsibility for retirement planning and financial security from employers and other institutions to individuals will create opportunities to generate significant demand for our products. We also believe that our independent distribution system enhances our ability to operate most effectively within the emerging requirements of new and proposed regulations establishing standards of conduct for the sale of insurance and annuity products. See “— Regulation — Standard of Conduct Regulation” for a discussion of these final and proposed regulations.

Segments and Corporate & Other
The relevant contributions of each of our segments and Corporate & Other to our net income (loss) available to shareholders and adjusted earnings, for our ongoing business and for the total Company, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Annuities	$1,167	$1,028	$1,023
Life	148	231	228
Total ongoing business	1,315	1,259	1,251
Run-off	(1,299)	(454)	(43)
Corporate & Other	(245)	(180)	(311)
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Less: Preferred stock dividends	44	21	—
Total adjusted earnings	(278)	599	892
Adjustments:
Net investment gains (losses)	278	112	(207)
Net derivative gains (losses)	(18)	(1,988)	702
Other adjustments	(1,307)	154	(536)
Provision for income tax (expense) benefit	220	362	14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,105)	$(761)	$865
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2020, 2019 and 2018. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S. Financial information by segment, including revenues, adjusted earnings and total assets, as well as premiums, universal life and investment-type product policy fees and other revenues by major product group, is provided in Note 2 of the Notes to the Consolidated Financial Statements. Adjusted earnings is a performance measure that is not based on accounting principles generally accepted in the United States of America (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures” for a definition of such measure.
Total assets for each of our segments and Corporate & Other were as follows at:

	December 31, 2020	December 31, 2019
	(In millions)
Annuities	$172,233	$156,965
Life	$23,809	$21,876
Run-off	$38,366	$35,112
Corporate & Other	$13,461	$13,306
AUM for each of our segments and Corporate & Other were as follows at:

	December 31, 2020			December 31, 2019
	General Account Investments	Separate Account Assets	Total	General Account Investments	Separate Account Assets	Total
	(In millions)
Annuities	$59,601	$103,450	$163,051	$50,721	$99,498	$150,219
Life	12,418	6,229	18,647	11,188	5,493	16,681
Run-off	35,322	2,290	37,612	31,997	2,116	34,113
Corporate & Other	2,190	—	2,190	1,876	—	1,876
Total	$109,531	$111,969	$221,500	$95,782	$107,107	$202,889

Annuities
Overview
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. The “variable” and “fixed” classifications describe generally whether we or the contract holder bears the investment risk of the assets supporting the contract and determine the manner in which we earn profits from these products, as asset-based fees charged for variable products or generally as investment spreads for fixed products. Index-linked annuities allow the contract holder to participate in returns from specified equity indices and, in the case of our Shield Annuities product suite (“Shield” and “Shield Annuities”), provide a specified level of market downside protection. See “— Current Products — Structured Annuities” for more information on Shield Annuities. Income annuities provide a guaranteed monthly income for a specified period of years or for the life of the annuitant.
Insurance liabilities of our annuity products were as follows at:

	December 31, 2020			December 31, 2019
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$4,895	$103,316	$108,211	$4,669	$99,386	$104,055
Fixed deferred	15,777	—	15,777	13,460	—	13,460
Shield Annuities	16,047	—	16,047	12,372	—	12,372
Income	4,688	134	4,822	4,480	112	4,592
Total	$41,407	$103,450	$144,857	$34,981	$99,498	$134,479
_______________
(1)Excludes reserve liabilities for guaranteed minimum benefits (“GMxB”) and Shield embedded derivatives.
We seek to meet our risk-adjusted return objectives in our Annuities segment through a disciplined risk-selection approach and innovative product design, balancing bottom line profitability with top line growth. We believe we have the underwriting approach, product design capabilities and distribution relationships to permit us to offer new products that meet our risk-adjusted return requirements. We believe these capabilities will enhance our ability to maintain market presence and relevance over the long-term. We intend to meet our risk management objectives by continuing to hedge significant market risks associated with our existing annuity products, as well as new business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Current Products
Our Annuities segment product offerings include fixed deferred, structured, income and variable annuities (each as described below). Our annuities are designed to address customer needs for tax-deferred asset accumulation and retirement income and their wealth-protection concerns. In 2013, we began a shift in our business mix towards fixed products with lower guaranteed minimum crediting rates and variable products with less risky living benefits while simultaneously increasing our emphasis on index-linked annuity products. Since 2014, our new sales have primarily been Shield Annuities and variable annuities with simplified living benefits. We believe we can continue to innovate in response to customer and distributor needs and market conditions.
Fixed Deferred Annuities
Fixed deferred annuities address asset accumulation needs. Purchase payments under fixed deferred annuity contracts are allocated to our general account and are credited with interest at rates we determine, subject to specified guaranteed minimums. Credited interest rates are guaranteed for at least one year. To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities. Approximately 70% of our fixed deferred annuities had a remaining surrender charge of 2% or less at December 31, 2020.
Fixed index annuities (“FIA”) are single premium deferred annuity contracts designed for growth that credit interest based on the performance of an index or indices. Similar to fixed deferred annuities, to protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time.

We participate in the FIA market through our white-label FIA product launched in 2017 with Massachusetts Mutual Life Insurance Company (“MassMutual”) and, more recently, a new six-year FIA launched in 2020. This six-year FIA is available exclusively through the Independent Marketing Organization (“IMO”) channel, providing a specialized product through a unique set of financial professionals.
Structured Annuities
Our suite of Shield Annuities are structured annuities that combine certain features similar to variable and fixed annuities. They are single premium deferred annuity contracts that provide for accumulation of retirement savings or other long-term investments. Shield Annuities provide the contract holder with the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines. Rather than allocating purchase payments directly into the equity market, the contract holder has an opportunity to participate in the returns of a specified market index. The reserve assets are held in a separate account, but the issuing insurance company is obligated to pay distributions and benefits irrespective of the value of the separate account assets. Shield Annuities offer account value and return of premium death benefits.
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
Variable Annuities
We issue variable annuity contracts that offer contract holders a tax-deferred basis for wealth accumulation and rights to receive a future stream of payments. The contract holder can choose to invest purchase payments in the separate account or, if available, the general account investment options under the contract. For the separate account options, the contract holder can elect among several subaccounts that invest in internally and externally managed investment portfolios. Unless the contract holder has elected to pay for guaranteed minimum living or death benefits, as discussed below, the contract holder bears the entire risk and receives all of the net returns resulting from the investment option(s) chosen. For the general account options, Brighthouse credits the contract’s account value with the net purchase payment and credits interest to the contract holder at rates declared periodically, subject to a guaranteed minimum crediting rate. The account value of most types of general account options is guaranteed and is not exposed to market risk, because the issuing insurance company rather than the contract holder directly bears the risk that the value of the underlying general account investments of the insurance companies may decline.
The majority of the variable annuities we have issued have GMxBs, which we believe make these products attractive to our customers in periods of economic uncertainty. These GMxBs must be elected by the contract holder no later than at the time of issuance of the contract. The primary types of GMxBs are those that guarantee death benefits payable upon the death of a contract holder (guaranteed minimum death benefits, “GMDB”) and those that guarantee benefits payable while the contract holder or annuitant is alive (guaranteed minimum living benefits, “GMLB”). There are three primary types of GMLBs: guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”). We ceased issuing GMIBs for new purchases in 2016.
The guaranteed benefit received by a contract holder pursuant to the GMxBs is calculated based on the benefit base (“Benefit Base”). The calculation of the Benefit Base varies by benefit type and may differ in value from the contract holder’s account value for the following reasons:
•The Benefit Base is defined to exclude the effect of a decline in the market value of the contract holder’s account value. By excluding market declines, actual claim payments to be made in the future to the contract holder will be determined without giving effect to equity market declines;

•The terms of the Benefit Base may allow it to increase at a guaranteed rate irrespective of the rate of return on the contract holder’s account value; or
•The Benefit Base may also increase with subsequent purchase payments, after the initial purchase payment made by the contract holder at the time of issuance of the contract, or at the contract holder’s election with an increase in the account value due to market performance.
GMxBs provide the contract holder with protection against the possibility that a downturn in the markets will reduce the certain specified benefits that can be claimed under the contract. The principal features of our in-force block of variable annuity contracts with GMxBs are as follows:
•GMDBs, a contract holder’s beneficiaries are entitled to the greater of (a) the account value or (b) the Benefit Base upon the death of the annuitant;
•GMIBs, a contract holder is entitled to annuitize the policy after a specified period of time and receive a minimum amount of lifetime income based on predetermined payout factors and the Benefit Base, which could be greater than the account value;
•GMWBs, a contract holder is entitled to withdraw a maximum amount of their Benefit Base each year, which could be greater than the underlying account value; and
•GMABs, a contract holder is entitled to a percentage of the Benefit Base, which could be greater than the account value, after the specified accumulation period, regardless of actual investment performance.
Variable annuities may have more than one type of GMxB. For example, variable annuities with a GMLB may also have a GMDB. Additional detail concerning our GMxBs is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Variable Annuity Fees
Fees and charges we earned on our variable annuity contracts invested in separate accounts by type of fee were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Mortality & expense fees and administrative fees	$1,348	$1,388
Surrender charges	16	21
Investment management fees (1)	216	225
12b-1 fees and other revenue (1)	244	246
Death benefit rider fees	204	207
Living benefit rider fees	888	903
Total	$2,916	$2,990
_______________
(1)These fees are net of pass-through amounts.
For the account value on contracts that invest through a separate account, we earn various types of fee revenue based on account value, fund assets and the Benefit Base. In general, GMxB fees calculated based on the Benefit Base are more stable in market downturns compared to fees based on the account value.
Mortality & Expense Fees and Administrative Fees. We earn mortality and expense fees (“M&E Fees”), as well as administrative fees on our variable annuity contracts. M&E Fees are calculated based on the portion of the contract holder’s account value allocated to the separate accounts and are expressed as an annual percentage deducted daily. These fees are used to offset the insurance and operational expenses relating to our variable annuity contracts. Additionally, the administrative fees are charged either based on the daily average of the net asset values in the subaccounts or when contracts fall below minimum values based on a flat annual fee per contract.
Surrender Charges. Most, but not all, variable annuity contracts (depending on their share class) may also impose surrender charges on withdrawals for a period of time after the purchase and in certain products for a period of time after each subsequent deposit, also known as the surrender charge period. A surrender charge is a deduction of a percentage of the contract holder’s account value prior to distribution to him or her. Surrender charges generally decline gradually over the surrender charge period, which can range from zero to 10 years. Our variable annuity contracts typically permit contract holders to withdraw up to 10% of their account value each year without any surrender charge, however, their guarantees may be significantly impacted by such withdrawals. Contracts may also specify circumstances when no surrender charges apply, for example, upon payment of a death benefit.
Our variable annuity account values by remaining surrender charge, including Shield Annuities, were as follows at:

	December 31, 2020	December 31, 2019
	(In millions)
0%	$88,514	$79,054
>0 to 2%	12,020	16,235
>2% to 4%	4,477	5,045
>4% to 6%	11,562	6,427
>6%	10,979	11,551
Total	$127,552	$118,312
Investment Management Fees. We charge investment management fees for managing the proprietary mutual funds managed by our subsidiary, Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), that are offered as investments under our variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisors unaffiliated with us, to the unaffiliated investment advisors. Investment management fees differ by fund. A portion of the investment management fees charged on proprietary funds managed by subadvisors unaffiliated with us are paid by us to the subadvisors. Investment management fees reduce the net returns on the variable annuity investments.
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
Death Benefit Rider Fees. We may earn fees in addition to the base M&E fees for promising to pay GMDBs. The fees earned vary by generation and rider type. For some death benefits, the fees are calculated based on account value, but for enhanced death benefits (“EDB”), the fees are normally calculated based on the Benefit Base. In general, these fees were set at a level intended to be sufficient to cover the anticipated expenses of covering claim payments and hedge costs associated with these benefits. These fees are deducted from the account value.
Living Benefit Rider Fees. We earn these fees for promising to pay guaranteed benefits while the contract holder is alive, such as for any type of GMLB (including GMIBs, GMWBs and GMABs). The fees earned vary by generation and rider type and are typically calculated based on the Benefit Base and deducted from account value. These fees are set at a level intended to be sufficient to cover the anticipated expenses of covering claim payments and hedge costs associated with these benefits.
In addition to fees, we also earn a spread on the portion of the account value allocated to the general account.
Pricing and Risk Selection
Product pricing reflects our pricing standards and guidelines. Annuities are priced based on various factors, which may include investment returns, expenses, persistency, longevity, policyholder behavior and equity market and interest rate scenarios.
Rates for annuity products are highly regulated and must generally be approved by the regulators of the jurisdictions in which the product is sold. The offer and sale of variable annuity products are regulated by the SEC. Generally, these products include pricing terms that are guaranteed for a certain period of time. Such products generally include surrender charges for early withdrawals and fees for guaranteed benefits. We periodically reevaluate the costs associated with such guarantees and may adjust pricing levels accordingly. Further, from time to time, we may also reevaluate the type and level of guarantee features being offered.
We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and supportive of our marketing strategies and profitability goals.

Evolution of our Variable Annuity Business
Our in-force variable annuity block reflects a wide variety of product offerings within each type of guarantee, reflecting the changing nature of these products over the past two decades. The changes in product features and terms over time are driven partially by customer demand and also reflect our continually refined evaluation of the guarantees, their expected long-term claims costs and the most effective market risk management strategies.
We introduced our first variable annuity product over 50 years ago and began offering GMIBs, which were our first living benefit riders, in 2001. The design of our more recent generations of GMIBs have been modified to reduce payouts in certain circumstances. Beginning in 2009, we reduced the minimum payments we guaranteed if the contract holder were to annuitize; in 2012 we began to reduce the guaranteed portion of account value up to a percentage of the Benefit Base (“roll-up rates”); and, after first reducing the maximum equity allocation in separate accounts, in 2011 we introduced managed volatility funds for all our GMIBs. We ceased offering GMIBs for new purchases in 2016 and to the extent permitted, we suspended subsequent premium payments on all but our final generation of GMIBs.
While we added GMWBs to our variable annuity product suite in 2003, we shifted our marketing focus from GMIBs to GMWBs in 2015 with the release of FlexChoiceSM, a GMWB with lifetime payments (“GMWB4L”). In 2018, we launched an updated version of FlexChoiceSM, “Flex Choice Access” to provide financial advisors and their clients more investment flexibility.
We introduced Shield Annuities in 2013 and expect to continue to increase sales of Shield Annuities due to growing consumer demand. For the years ended December 31, 2020, 2019 and 2018, Shield Annuities represented 72%, 77% and 71%, respectively, of our total variable annuity and Shield Annuity deposits. In addition, we believe that Shield Annuities provide us with risk offset to the GMxBs offered in our traditional variable annuity products. As of December 31, 2020, there was $16.0 billion of policyholder account balances for Shield Annuities.
We intend to focus on selling the following products with the goal of continuing to diversify and better manage our in-force block:
•variable annuities with GMWBs;
•variable annuities without GMLBs; and
•Shield Annuities.
Variable annuity and Shield Annuity deposits were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
GMIB	$83	$84	$107
GMWB	1,281	912	858
GMDB only	337	310	353
Shield Annuities	4,338	4,459	3,243
Total	$6,039	$5,765	$4,561
Product features and relative account values, Benefit Base and net amount at risk (“NAR”) for our death benefit and living benefit guarantees are described in more detail below.
Guaranteed Death Benefits
Since 2001, we have offered a variety of GMDBs to our contract holders, which include the following (with no additional charge unless noted):
•Account Value Death Benefit. The Account Value Death Benefit returns the account value at the time of the claim with no imposition of surrender charges.
•Return of Premium Death Benefit. The Return of Premium Death Benefit, also referred to as Principal Protection, comes standard with many of our base contracts and pays the greater of the contract holder’s account value at the time of the claim or their total purchase payments, adjusted proportionately for any withdrawals.
•Interval Reset Death Benefit. The Interval Reset Death Benefit enables the contract holder to lock in their guaranteed death benefit on the interval anniversary date with this level of death benefit being reset (either up or down) on the next interval anniversary date. This may only be available through a maximum age. This death benefit pays the greater of the contract holder’s account value at the time of the claim, their total purchase payments, adjusted proportionately for any withdrawals, or the interval reset value, adjusted proportionally for any withdrawals. We no longer offer this guarantee.
•Annual Step-Up Death Benefit. Contract holders may elect, for an additional fee, the option to step-up their guaranteed death benefit on any contract anniversary through age 80. The Annual Step-Up Death Benefit allows for the contract holder to lock in the high-water mark on their death benefit adjusted proportionally for any withdrawals. This death benefit may only be elected at issue through age 79. Fees charged for this benefit are usually based on account value. This death benefit pays the greater of the contract holder’s account value at the time of the claim, their total purchase payments, adjusted proportionately for any withdrawals, or the highest anniversary value, adjusted proportionally for any withdrawals.
•Combination Death Benefit. Contract holders may elect, for an additional fee, a combination death benefit that, in addition to the Annual Step-Up Death Benefit as described above, includes a roll-up feature which accumulates aggregate purchase payments at a predetermined roll-up rate, as adjusted for withdrawals. Two principal versions of this guaranteed death benefit are:
•Compounded-Plus Death Benefit. The death benefit is the greater of (i) the account value at time of the claim, (ii) the highest anniversary value (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (iii) a roll-up Benefit Base, which rolls up through age 80, and is adjusted proportionally for withdrawals. Fees for this benefit are calculated and charged against the account value. We stopped offering this rider in 2013.
•Enhanced Death Benefit. The death benefit is equal to the Benefit Base which is defined as the greater of (i) the highest anniversary value Benefit Base (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (ii) a roll-up benefit, which may apply to the step-up (roll-up applies through age 90), which allows for dollar-for-dollar withdrawals up to the permitted amount for that contract year and proportional adjustments for withdrawals in excess of the permitted amount. The fee may be increased upon step-up of the roll-up Benefit Base. Fees charged for this benefit are calculated based on the Benefit Base and charged annually against the account value. We stopped offering this rider on a standalone basis in 2011.
In addition, we currently also offer an optional death benefit for an additional fee with our FlexChoiceSM GMWB4L riders, available at issue through age 65, which has a similar level of death benefit protection as the Benefit Base for the living benefit rider. However, the Benefit Base for this death benefit is adjusted for all withdrawals.
Our variable annuity account values and Benefit Base by type of GMDB were as follows at:

	December 31, 2020 (1)		December 31, 2019 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value	$3,424	$2,899	$3,186	$3,218
Return of premium	48,091	48,488	45,845	46,243
Interval reset	6,097	6,302	5,621	5,828
Annual step-up	22,236	22,605	21,369	21,711
Combination (2)	28,572	34,011	28,249	33,941
Total	$108,420	$114,305	$104,270	$110,941
_______________
(1)Many of our annuity contracts offer more than one type of guarantee such that certain death benefit guarantee amounts included in this table may also be included in the GMLBs table below.
(2)Includes Compounded-Plus Death Benefit, Enhanced Death Benefit, and FlexChoiceSM death benefit.
Guaranteed Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. We offer a variety of guaranteed living benefit riders to our contract holders. Based on total account value, approximately 79% of our variable annuity block included living benefit guarantees at both December 31, 2020 and 2019.

GMIBs. GMIBs are our largest block of living benefit guarantees based on in-force account value. Contract holders must wait for a defined period, usually 10 years, before they can elect to receive income through guaranteed annuity payments. This initial period when the contract holder invests their account value in the separate or general account to grow on a tax-deferred basis is often referred to as the accumulation phase. The contract holder may elect to continue the accumulation phase beyond the waiting period in order to maintain access to their account value or continue to participate in the potential growth of both the account value and Benefit Base pursuant to the contract terms. During the accumulation phase, the contract holder still has access to his or her account value through the following choices, although their Benefit Base may be adjusted downward consistent with these choices:
•Partial surrender or withdrawal to a maximum specified amount each year (typically 10% of account value). This action does not trigger surrender charges, but the Benefit Base is adjusted downward depending on the contract terms;
•Full surrender or lapse of the contract, with the net proceeds paid to the contract holder being the then prevailing account value less surrender charges defined in the contract; or
•Limited “Dollar-for-Dollar Withdrawal” from the account value as described below.
The second phase of the contract starts upon annuitization. The occurrence and timing of annuitization depends on how contract holders choose to utilize the multiple benefit options available to them in their annuity contract. Below are examples of contract holder benefit utilization choices that can affect benefit payment patterns and reserves:
•Lapse. The contract holder may lapse or exit the contract, at which time all GMxB guarantees are canceled. If he or she partially exits, the GMxB Benefit Base may be reduced in accordance with the contract terms.
•Use of Guaranteed Principal Option after Waiting Period. For certain GMIB contracts issued since 2005, the contract holder has the option to receive a lump sum return of initial premium less withdrawals (the Benefit Base does not apply) in exchange for cancellation of the GMIB optional benefit.
•Dollar-for-Dollar Withdrawal. The contract holder may, in any year, withdraw, without penalty and regardless of the underlying account value, a portion of his or her account value up to the roll-up rate. The withdrawal reduces the contract holder’s Benefit Base “dollar-for-dollar.” If making such withdrawals in combination with market movements reduces the account value to zero, the contract may have an automatic annuitization feature, which entitles the contract holder to receive a stream of lifetime (with period certain) annuity payments based on a variety of factors, including the Benefit Base, the age and gender of the annuitant, and predetermined annuity interest rates and mortality rates. The Benefit Base depends on the contract terms, but the majority of our in-force annuities have a greater of roll-up or step-up combination Benefit Base similar to the roll-up and step-up Benefit Base described above in “— Guaranteed Death Benefits.” Any withdrawal greater than the roll-up rate would result in a penalty which may be a proportional reduction in the Benefit Base.
•Elective Annuitization. The contract holder may elect to annuitize the account value or exercise the guaranteed annuitization under the GMIB. The guaranteed annuitization entitles the contract holder to receive a stream of lifetime (with period certain) annuity payments based on the same factors that would be used as if the contract holder elected to annuitize.
•Do Nothing. If the contract holder elects to continue to remain in the accumulation phase past the maximum age for electing annuitization under the GMIB and the account value has not depleted to zero, then the contract will continue as a variable annuity with a death benefit. The Benefit Base for the death benefit may be the same as the Benefit Base for the GMIB.
Contract holder behavior around choosing a particular option cannot be predicted with certainty at the time of contract issuance or thereafter. The incidence and timing of benefit elections and the resulting benefit payments may differ materially from those we anticipate at the time we issue a variable annuity contract. As we observe actual contract holder behavior, we periodically update our assumptions with respect to contract holder behavior and take appropriate action with respect to the amount of the reserves we establish for the future payment of such benefits. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
We have employed several risk exposure reduction strategies at the product level. These include reducing the interest rates used to determine annuity payout rates on GMIBs from 2.5% to 0.5% over time, partially in response to sustained low interest rates. In addition, we increased the setback period used to determine the annuity payout rates for contract holders from seven years to 10 years. For example, a 10-year age setback would determine actual annuitization monthly payout rates for a contract holder assuming they were 10 years younger than their actual age at the time of annuitization, thereby reducing the monthly guaranteed annuity claim payments. We have also reduced the guarantee roll-up rates from 6% to 4%.
Additionally, we introduced limitations on fund selections inside variable annuity contracts. In 2005, we reduced the maximum equity allocation in the separate accounts. Further, in 2011 we introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 32% and 34% of GMIB total account value at December 31, 2020 and 2019, respectively, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by rebalancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
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
Our variable annuity account values and Benefit Base by type of GMLB were as follows at:

	December 31, 2020 (1)		December 31, 2019 (1)
	Account Value (2)	Benefit Base	Account Value (2)	Benefit Base
	(In millions)
GMIB	$60,669	$72,060	$59,856	$73,195
GMWB	2,803	1,843	2,784	2,037
GMWB4L	20,988	19,193	19,035	18,723
GMAB	723	546	672	563
Total	$85,183	$93,642	$82,347	$94,518
_______________
(1)Many of our annuity contracts offer more than one type of guarantee such that certain living benefit guarantee amounts included in this table may also be included in the GMDBs table above.
(2)Total account value includes investments in the general account totaling $4.9 billion and $4.7 billion as of December 31, 2020 and 2019, respectively.
Net Amount at Risk
The NAR for the GMIB is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents our potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the guaranteed amount under the contract may not be annuitized until after the waiting period of the contract.
The NAR for the GMAB and GMWB is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date. The NAR assumes utilization of benefits by all contract holders as of the balance sheet date. For the GMAB, the NAR would not be available until the GMAB maturity date. For the GMWB, only a small portion of the Benefit Base is available for withdrawal on an annual basis.
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
The variable annuity account values and NAR by type of GMxB were as follows at:

	December 31, 2020				December 31, 2019
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$42,693	$1,930	$6,482	49.0%	$41,302	$2,302	$4,722	42.0%
GMIB Max with EDB	11,457	2,869	173	16.7%	11,807	2,673	23	2.3%
GMIB Max without EDB	6,524	2	37	7.2%	6,750	2	5	0.8%
GMAB	723	1	1	0.2%	672	1	1	0.6%
GMWB	2,803	38	6	0.9%	2,783	39	8	1.4%
GMWB4L	15,165	80	718	27.5%	14,904	71	509	23.7%
GMWB4L (FlexChoiceSM)	5,823	3	145	30.0%	4,130	3	25	13.4%
EDB only	3,908	556	—	N/A	3,740	609	—	N/A
GMDB only (other than EDB)	19,328	959	—	N/A	18,183	971	—	N/A
Total	$108,424	$6,438	$7,562		$104,271	$6,671	$5,293
_______________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
The in-the-money and out-of-the-money account values for GMIBs and GMWBs were as follows at:

	December 31, 2020
	GMIB I & II	GMIB Plus	GMIB Max	GMWB	Total
	(In millions)
30% +	$2,414	$4,566	$94	$692	$7,766
20% to 30%	1,175	1,851	143	626	3,795
10% to 20%	1,632	2,993	472	1,549	6,646
0% to 10%	2,061	4,226	1,674	3,084	11,045
-10% to 0%	2,212	5,053	4,701	5,333	17,299
-20% to -10%	1,509	6,788	5,404	6,075	19,776
-20%+	592	5,621	5,493	6,432	18,138
Total	$11,595	$31,098	$17,981	$23,791	$84,465

The in-the-money death benefit NAR by type of GMDB were as follows at:

	December 31, 2020
	Account Value	Return of Premium	Interval Reset	Annual Step-Up	Combination	Total
	(In millions)
30% +	$28	$351	$204	$118	$2,859	$3,560
20% to 30%	—	20	—	140	1,316	1,476
10% to 20%	—	20	—	89	957	1,066
0% to 10%	—	6	1	23	306	336
Total	$28	$397	$205	$370	$5,438	$6,438
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.0 billion at December 31, 2020, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $2.9 billion as of December 31, 2020, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives (“Shield liabilities”) and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $3.8 billion at December 31, 2020, are accounted for at estimated fair value.
The variable annuity reserve balances by guarantee type were as follows at:

	December 31, 2020			December 31, 2019
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,355	$—	$1,355	$1,362	$—	$1,362
GMIB	3,499	2,496	5,995	2,677	1,844	4,521
GMIB Max	871	153	1,024	560	(84)	476
GMAB	—	1	1	—	(17)	(17)
GMWB	—	47	47	—	6	6
GMWB4L	291	218	509	258	(93)	165
GMWB4L (FlexChoiceSM)	—	5	5	—	—	—
Total	$6,016	$2,920	$8,936	$4,857	$1,656	$6,513
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

Life
Overview
Our Life segment manufactures products to serve our target segments through a broad independent distribution network. While our in-force book reflects a broad range of life products, we have focused on term life and universal life products, consistent with our financial objectives, with a concentration on design and profitability over volume. By managing our in-force book of business, we expect to generate future revenue and profits from premiums, investment margins, expense margins, mortality margins, morbidity margins and surrender fees. We aim to maximize our profits by focusing on efficiency in order to continue to reduce the cost basis and underwriting expenses. Our life insurance in-force book provides natural diversification to our Annuities segment and is a source of future profits.
Insurance liabilities of our life insurance products were as follows at:

	December 31, 2020			December 31, 2019
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,626	$—	$2,626	$2,576	$—	$2,576
Whole	2,829	—	2,829	2,607	—	2,607
Universal	2,021	—	2,021	2,028	—	2,028
Variable	1,294	6,229	7,523	1,145	5,493	6,638
Total	$8,770	$6,229	$14,999	$8,356	$5,493	$13,849
The in-force face amount and direct premiums received for our life insurance products were as follows at:

	In-Force Face Amount		Premiums
	December 31,		December 31,
	2020	2019	2020	2019
	(In millions)
Term	$388,298	$409,427	$601	$668
Whole	$19,585	$20,602	$442	$456
Universal	$12,023	$14,008	$186	$189
Variable	$38,899	$40,261	$205	$240
Products
We currently offer a term life product and an indexed universal life product with long-term care riders.
Term Life
Term life products are designed to provide a fixed death benefit in exchange for a guaranteed level premium to be paid over a specified period of time. In September 2019, we suspended sales of our 10 to 30-year term products. In June 2020, we launched a new term product with 10, 20 or 30-year terms, which is available through an online insurance marketplace. We also offer a one-year term option. Our term life products do not include any cash value, accumulation or investment components. As a result, they are our most basic life insurance product offering and generally have lower premiums than other forms of life insurance. Term life products may allow the policyholder to continue coverage beyond the guaranteed level premium period, generally at an elevated cost. Some of our term life policies allow the policyholder to convert the policy during the conversion period to a permanent policy. Such conversion does not require additional medical or financial underwriting. Term life products allow us to spread expenses over a large number of policies while gaining mortality insights that come from high policy volumes.
Universal Life
Although we have a significant in-force book of universal life policies, in September 2019, we suspended new sales of universal life products. Universal life products provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be added to the cash value of the policy and credited with a stated interest rate. This structure gives policyholders flexibility in the amount and timing of premium payments, subject to tax guidelines. Consequently, universal life policies can be used in a variety of different ways. Our universal life policies may feature limited surrender charges and relatively low initial compensation related to policy expenses, compared to our competitors.

In February 2019, we launched an indexed universal life product, which we market as hybrid indexed universal life with long-term care riders intended to provide protection should a policyholder have a need for long-term care in the future. The product allows policyholders to pay for qualified long-term care expenses by accelerating a significant portion of the face amount of the policy over a period of time. After that period of time, the policyholder may continue to receive benefits up to their maximum monthly amount for up to four additional years.
Whole Life
Although we have a significant in-force book of whole life policies, in early 2017, we suspended new sales of participating whole life and conversions into participating whole life. In late 2017, we launched a non-participating conversion whole life product that is available for term and group conversions and to satisfy other contractual obligations. Whole life products provide a guaranteed death benefit in exchange for a guaranteed level premium for a specified period of time in order to maintain coverage for the life of the insured. Whole life products also have guaranteed minimum cash surrender values. Our in-force whole life products provide for participation in the returns generated by the business, delivered to the policyholder in the form of non-guaranteed dividend payments. The policyholder can elect to receive the dividends in cash or to use them to increase the paid-up policy death benefit or pay the required premium. They can also be used for other purposes, including payment of loans and loan interest. The versatility of whole life allows it to be used for a variety of purposes beyond just the primary purpose of death benefit protection. With our in-force policies, the policyholder can withdraw or borrow against the policy (sometimes on a tax favored basis).
Variable Life
Although we have a significant in-force book of variable life policies, in early 2017, we suspended new sales of certain variable life policies and conversions into certain variable life policies. We may choose to issue additional variable life products in the future. Variable life products operate similarly to universal life products, with the additional feature that the excess amount paid over policy charges can be directed by the policyholder into a variety of separate account investment options. In the separate account investment options, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of the investment options in addition to the base policy charges. In some instances, third-party asset management firms manage these investment options. The policyholder’s cash value reflects the investment return of the selected investment options, net of management fees and insurance-related charges. With some products, by maintaining a certain premium level, policyholders may also have the advantage of various guarantees designed to protect the death benefit from adverse investment experience.
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
Run-off
Our Run-off segment consists of products that are no longer actively sold and are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and ULSG.
Insurance liabilities of our annuity contracts and life insurance policies reported in our Run-off segment were as follows at:

	December 31, 2020			December 31, 2019
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Annuities (1)	$11,544	$22	$11,566	$11,280	$19	$11,299
Life (2)	19,652	2,268	21,920	16,783	2,097	18,880
Total	$31,196	$2,290	$33,486	$28,063	$2,116	$30,179
_______________
(1)Includes $3.7 billion and $3.8 billion of pension risk transfer general account liabilities at December 31, 2020 and 2019, respectively.
(2)Includes $18.9 billion and $16.1 billion of general account liabilities associated with our ULSG business at December 31, 2020 and 2019, respectively.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.
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
Our reinsurance is diversified with a group of primarily highly rated reinsurers. We analyze recent trends in arbitration and litigation outcomes in disputes, if any, with our reinsurers and monitor ratings and the financial strength of our reinsurers. In addition, the reinsurance recoverable balance due from each reinsurer and the recoverability of each such balance are evaluated as part of this overall monitoring process. We generally secure large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit.
We reinsure, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business that we originally wrote. For products in our Run-off segment other than ULSG, we have periodically engaged in reinsurance activities on an opportunistic basis.
Our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers as of December 31, 2020, were as follows:

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$2,715	A+
The Travelers Co (2)	562	A++
Munich Re	410	A+
RGA	388	A+
Swiss Re	316	A+
SCOR	290	A+
Equitable Holdings, Inc.	288	B+
Aegon NV	128	A
Other	477
Allowance for credit losses	(10)
Total	$5,564
_______________
(1)These financial strength ratings are the most currently available for our reinsurance counterparties, while the companies listed are the parent companies to such counterparties, as there may be numerous subsidiary counterparties to each listed parent.
(2)Relates to a block of workers’ compensation insurance policies reinsured in connection with MetLife’s acquisition of The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”).
In addition, a block of long-term care insurance business with reserves of $6.7 billion at December 31, 2020 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts.
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
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reserve financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target risk margin less cash, invested assets and funds withheld, on BRCD’s statutory statements. An admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reserve financing. See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reserve financing.
BRCD provides certain benefits to Brighthouse, including (i) enhancing our ability to hedge the interest rate risk of our reinsurance liabilities, (ii) allowing increased allocation flexibility in managing our investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, however there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “— Regulation — Insurance Regulation.”
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. See “Risk Factors — Risks Related to Our Business — Extreme mortality events may adversely impact liabilities for policyholder claims.”
Sales Distribution
We distribute our annuity and life insurance products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners.
Our partners include over 400 national and regional brokerage firms, banks, independent financial planners, independent marketing organizations and other financial institutions and financial planners, in connection with the sale of our annuity products, and general agencies, financial advisors, brokerage general agencies, banks, financial intermediaries and online marketplaces, in connection with the sale of our life insurance products. We believe this strategy permits us to maximize penetration of our target markets and distribution partners without incurring the fixed costs of maintaining a proprietary distribution channel and will facilitate our ability to quickly comply with evolving regulatory requirements applicable to the sale of our products. We discuss below the execution of our strategy, certain key strategic distribution relationships and data with respect to the relative importance of our distribution channels.

Execution of our Strategy - Increasing Penetration
Our objective is to be one of the top annuity and life insurance product manufacturers for our strategic and focus distribution partners. In furtherance of our strategy, we provide our most productive distributors with focused product, sales and technology support through our approximately 20 strategic relationship managers (“SRMs”) and approximately 250 internal and external wholesalers.
Strategic Relationship Managers
Our SRMs serve as the principal contact for our largest annuity and life insurance distributors and coordinate the relationship between Brighthouse and the distributor. SRMs provide an enhanced level of service to partners that require more resources to support their larger distribution network. SRMs are responsible for tracking and providing our key distributors with sales and activity data. They participate in business planning sessions with our distributors and are critical to providing us with insights into the product design, education and other support requirements of our principal distributors. They are also responsible for proactively addressing relationship issues with our distributors.
Wholesalers
Our wholesalers are licensed sales representatives responsible for providing our distributors with product support and facilitating business between our distributors and the clients they serve. Our wholesalers are organized into internal wholesalers and external wholesalers. Approximately 100 of our wholesalers, whom we refer to as internal wholesalers, support our distributors from our Charlotte, North Carolina corporate center and Phoenix, Arizona distribution hub, where they are responsible for providing telephonic and online sales support functions. Our approximately 150 field sales representatives, whom we refer to as external wholesalers, are responsible for providing on site face-to-face product and sales support to our distributors. The external wholesalers generally have responsibility for a specific geographic region. In addition, we also have wholesalers dedicated to Primerica, Inc. and MassMutual.
Strategic Distribution Relationships
We distribute our annuity products through a broad geographic network of over 400 independent distribution partners, including wire houses, which we group into distribution channels, including national brokerage firms, regional brokerage firms, banks, independent financial planners, independent marketing organizations and other financial institutions and independent financial planners. Our annuity distribution relationships have an average tenure in excess of 10 years.
Relative Channel Importance and Related Data
Our annuity and life insurance products are distributed through a diverse network of distribution relationships. In the tables below, we show the relative percentage of new premium production by our principal distribution channels for our annuity and life insurance products.
The relative percentage of our annuity sales by our principal distribution channels were as follows:

	Year Ended December 31, 2020
Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Banks/financial institutions	2%	12%	13%	—%	27%
National brokerage firms	1%	1%	1%	—%	3%
Regional brokerage firms	1%	8%	2%	—%	11%
Independent financial planners	14%	2%	30%	7%	53%
Other	1%	—%	1%	4%	6%
Our top five distributors of annuity products produced 24%, 12%, 6%, 6% and 5% of our deposits of annuity products for the year ended December 31, 2020.
The relative percentage of our life insurance sales by our principal distribution channels were as follows:

Channel	Year Ended December 31, 2020
Brokerage general agencies	12%
Financial intermediaries	88%
General agencies	—%
Our top five distributors of life insurance policies produced 32%, 17%, 17%, 14% and 8% of our life insurance sales for the year ended December 31, 2020.

Regulation

Overview
Our life insurance subsidiaries and BRCD are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
Each of our insurance subsidiaries is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York, and NELICO is licensed to issue insurance products in all U.S. states and the District of Columbia. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Our insurance subsidiaries, Brighthouse Life Insurance Company, BHNY and NELICO, are domiciled in Delaware, New York and Massachusetts, respectively, and regulated by the Delaware Department of Insurance, the New York State Department of Financial Services (“NYDFS”) and the Massachusetts Division of Insurance, respectively. In addition, BRCD, which provides reinsurance to our insurance subsidiaries, is domiciled in Delaware and regulated by the Delaware Department of Insurance.
The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
•licensing companies and agents to transact business;
•calculating the value of assets to determine compliance with statutory requirements;
•mandating certain insurance benefits;
•regulating certain premium rates;
•reviewing and approving certain policy forms and rates;
•regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements, and identifying and paying to the states benefits and other property that are not claimed by the owners;
•regulating advertising and marketing of insurance products;
•protecting privacy;
•establishing statutory capital (including RBC) reserve requirements and solvency standards;
•specifying the conditions under which a ceding company can take credit for reinsurance in its statutory financial statements (i.e., reduce its reserves by the amount of reserves ceded to a reinsurer);
•fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;
•adopting and enforcing suitability standards with respect to the sale of annuities and other insurance products;
•approving changes in control of insurance companies;
•restricting the payment of dividends and other transactions between affiliates; and
•regulating the types, amounts and valuation of investments.
Each of our insurance subsidiaries and BRCD are required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities. Our insurance subsidiaries must also file, and in many jurisdictions and for some lines of insurance obtain regulatory approval for, rules, rates and forms relating to the insurance written in the jurisdictions in which they operate.
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
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. Accordingly, we have taken actions to provide relief to our life insurance policyholders, annuitants and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.
Surplus and Capital; Risk-Based Capital
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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Consolidated Financial Statements.
In December 2020, the NAIC adopted a group capital calculation tool that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation will be a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard, however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the United States.
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions, which have resulted in substantial changes in reserves, statutory surplus and capital requirements, are designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. VA Reform is intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse elected to early adopt the changes effective December 31, 2019. Further changes to this framework, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
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
Holding Company Regulation
Insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register with state regulatory authorities and to file with those authorities certain reports, including information concerning its capital structure, ownership, financial condition, certain intercompany transactions and general business operations. Most states have adopted substantially similar versions of the NAIC Insurance Holding Company System Model Act and the Insurance Holding Company System Model Regulation. Other states, including New York and Massachusetts, have adopted modified versions, although their supporting regulation is substantially similar to the model regulation.
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
The Delaware Insurance Commissioner (the “Delaware Commissioner”), the Massachusetts Commissioner of Insurance and the New York Superintendent of Financial Services (the “NY Superintendent”) have broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
For a discussion of dividend restrictions pursuant to the Delaware Insurance Code and the insurance provisions of the Massachusetts General Law, see Note 10 of the Notes to the Consolidated Financial Statements.
Under New York insurance laws, BHNY is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”), excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid out of other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the NY Superintendent and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner.
See “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends.” See also “Dividend Restrictions” in Note 10 of the Notes to the Consolidated Financial Statements for further information regarding such limitations and dividends paid.
Own Risk and Solvency Assessment Model Act
In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (“ORSA”), which has been enacted by our insurance subsidiaries’ domiciliary states. ORSA requires that insurers maintain a risk management framework and conduct an internal own risk and solvency assessment of the insurer’s material risks in normal and stressed environments. The assessment must be documented in a confidential annual summary report, a copy of which must be made available to regulators as required or upon request.
Captive Reinsurer Regulation
During 2014, the NAIC approved a new regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a new model regulation containing similar substantive requirements to AG 48.
Federal Initiatives
Although the insurance business in the United States is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
Over the past several years, the aggregate assessments levied against us have not been material. We have established liabilities for guaranty fund assessments that we consider adequate.
Insurance Regulatory Examinations and Other Activities
As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records, accounts, and business practices of insurers domiciled in their states, including periodic financial examinations and market conduct examinations, some of which are currently in process. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states, and such states routinely conduct examinations of us. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by state insurance departments, although there can be no assurance that there will not be any material adverse findings in the future.
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by our insurance subsidiaries. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of our insurance subsidiaries by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. In addition, claims payment practices by insurance companies have received increased scrutiny from regulators.
Policy and Contract Reserve Adequacy Analysis
Annually, our insurance subsidiaries and BRCD are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification. Since the inception of this requirement, our insurance subsidiaries and BRCD, which are required by their respective states of domicile to provide these opinions, have provided such opinions without qualifications.
Regulation of Investments
Each of our insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2020.
Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the state laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
For example, in 2017, the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.
The California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020, granting California residents new privacy rights and requiring disclosures regarding personal information, among other privacy protective measures. The California Privacy Rights Act (the “CPRA”) ballot measure passed in the November 2020 election. The CPRA becomes fully operative January 1, 2023 and amends the CCPA, expanding consumer privacy rights and establishing a new privacy enforcement agency. Additional states are considering enacting, or have enacted, consumer information privacy laws.
Securities, Broker-Dealer and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC or state securities laws. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products also are subject to the requirements of FINRA rules.
Our subsidiary, Brighthouse Securities, LLC (“Brighthouse Securities”) is registered with the SEC as a broker-dealer and is approved as a member of, and subject to regulation by, FINRA. Brighthouse Securities is also registered as a broker-dealer in all applicable U.S. states. Its business is to serve as the principal underwriter and exclusive distributor of the registered products issued by its affiliates, and as the principal underwriter for the registered mutual funds advised by its affiliated investment advisor, Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), and used to fund variable insurance products.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. Our subsidiary, Brighthouse Advisers is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to the registered mutual funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by our insurance subsidiaries are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. In June 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule.”
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
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is a guaranteed benefit policy. We have taken and continue to take steps designed to ensure that policies issued to ERISA plans after 1998 qualify as guaranteed benefit policies.

Standard of Conduct Regulation
As a result of overlapping efforts by the DOL, the NAIC, individual states and the SEC to impose fiduciary-like requirements in connection with the sale of annuities, life insurance policies and securities, which are each discussed in more detail below, there have been a number of proposed or adopted changes to the laws and regulations that govern the conduct of our business and the firms that distribute our products. As a manufacturer of annuity and life insurance products, we do not directly distribute our products to consumers. However, regulations establishing standards of conduct in connection with the distribution and sale of these products could affect our business by imposing greater compliance, oversight, disclosure and notification requirements on our distributors or us, which may in either case increase our costs or limit distribution of our products. We cannot predict what other proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations may have on our business, financial condition and results of operations.
Department of Labor Fiduciary Advice Rule
A new regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
Under the Fiduciary Advice Rule, individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
In connection with the Fiduciary Advice Rule, the DOL also issued an exemption, Prohibited Transaction Exemption 2020-02, that allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary is required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care, and receive no more than reasonable compensation for the advice.
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA plan participants and to IRA owners, we believe that we will have limited exposure to the new Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a new Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the recently adopted SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. Several states have adopted the new NAIC SAT model, effective in 2021, and we expect that other states will also consider adopting the new NAIC SAT model.
Additionally, certain regulators have issued proposals to impose a fiduciary duty on some investment professionals, and other states may be considering similar regulations. We continue to assess the impact of these new and proposed standards on our business, and we expect that we and our third-party distributors will need to implement additional compliance measures that could ultimately impact sales of our products.

SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including new Regulation Best Interest. Among other things, this regulatory package:
•requires broker-dealers and their financial professionals to act in the best interest of retail customers when making recommendations to such customers without placing their own interests ahead of the customers’ interests, including by satisfying obligations relating to disclosure, care, mitigation of conflicts of interest, and compliance policies and procedures;
•clarifies the nature of the fiduciary obligations owed by registered investment advisers to their clients;
•imposes new requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and
•restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.”
The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this would require broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their retail customers as well as their associated costs. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices by product. Broker-dealers are required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. Given the novelty and complexity of this package of regulations, its likely impact on the distribution of our products is uncertain. In addition, individual states and their securities regulators may adopt their own enhanced conduct standards for broker-dealers that may further impact their practices, and it is uncertain to what extent they would be preempted by Regulation Best Interest.
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) mandatory exchange of margin for OTC derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral”) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral derivatives transactions will be applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2020), the U.S. life insurance industry is made up of approximately 760 companies with sales and operations across the country. We compete with major, well-established stock and mutual life insurance companies in all of our product offerings. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Principal competitive factors in the life insurance business include customer service and distribution channel relationships, price, the financial strength ratings of the insurance company, technology and financial stability. For our hybrid indexed universal life with long-term care product, product features, long-term care benefits, and our underwriting process are the primary competitive factors.

Human Capital Resources
Employees
At December 31, 2020, we had approximately 1,400 employees.
Our Culture, Values and Ethics
Our culture is rooted in three core values, which guide how we work together and deliver on our mission. We are collaborative, adaptable and passionate. We believe these values help us build an organization where talented people from all backgrounds can make meaningful contributions to our success and grow their careers. We bring our values to life with programs and policies that are intended to foster and enhance our culture, including recognition programs, such as an annual Values Award, which recognizes employees who embody our values and make strong contributions to our culture. As part of our efforts to continually enhance our culture and ensure that we are able to recruit and retain high-quality talent, we measure employee engagement on an ongoing basis, including through engagement surveys. Our strength also depends on the trust of our employees, distribution partners, customers and stockholders. We strive to adhere to the highest standards of business conduct at all times, and put honesty, fairness and trustworthiness at the center of all that we do.
Diversity and Inclusion
We seek to foster a culture where diverse backgrounds and experiences are celebrated, and different ideas are heard and respected. We believe that by creating an inclusive workplace, we are better able to attract and retain talent and provide valuable solutions that meet the needs of our distribution partners, financial professionals that sell our products and their clients. We have established a Diversity and Inclusion Council, which includes representatives from across Brighthouse who collaborate to create programs and development opportunities that impact the diverse makeup of the Company and further enhance our inclusive culture.
Compensation and Benefits
We seek to support and reward our employees with competitive pay and benefits, and to provide our employees with training and other learning and development opportunities. We offer all of our employees a 401(k) savings plan, to which the Company makes matching contributions and an annual non-discretionary contribution, and also offer employees an opportunity to participate in our Employee Stock Purchase Plan, in addition to offering a number of programs focused on their physical, mental and financial well-being. Our talent management and development strategies focus on regular coaching and feedback, collaboration and inclusivity to foster strong relationships.
COVID-19
The health and safety of our employees is our highest priority. In response to the COVID-19 pandemic, we shifted all of our employees to a remote-work environment, where they currently remain, enabling us to preserve business continuity while protecting the health and safety of our employees and their families. While the pandemic is ongoing, we are allowing for more flexible work schedules to help our employees manage personal responsibilities while at home. We have also taken a number of other actions to help support the well-being of our employees during the pandemic, including increasing and enhancing our communications with employees to ensure that they continue to feel connected and informed.
Information About Our Executive Officers
The following table presents certain information regarding our executive officers.

Name	Age	Position
Eric T. Steigerwalt	59	President and Chief Executive Officer
Christine M. DeBiase	52	Executive Vice President, Chief Administrative Officer and General Counsel
Vonda R. Huss	54	Executive Vice President, Chief Human Resources Officer
Myles J. Lambert	46	Executive Vice President and Chief Distribution and Marketing Officer
Conor E. Murphy	52	Executive Vice President and Chief Operating Officer
John L. Rosenthal	60	Executive Vice President and Chief Investment Officer
Edward A. Spehar	55	Executive Vice President and Chief Financial Officer
Set forth below is the business experience of each of the executive officers named in the table above.
Eric T. Steigerwalt
•Brighthouse Financial, Inc. (August 2017 - present)

◦President and Chief Executive Officer (August 2017 - present)
•MetLife (May 1998 - August 2017)
◦President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 - August 2017)
◦Executive Vice President, U.S. Retail (September 2012 - August 2017)
◦Executive Vice President and interim Chief Financial Officer (November 2011 - September 2012)
◦Executive Vice President, Chief Financial Officer of U.S. Business (January 2010 - November 2011)
◦Senior Vice President and Chief Financial Officer of U.S. Business (September 2009 - January 2010)
◦Senior Vice President and Treasurer (May 2007 - September 2009)
◦Senior Vice President and Chief Financial Officer of Individual Business (July 2003 - May 2007)
Christine M. DeBiase
•Brighthouse Financial, Inc. (August 2017 - present)
◦Executive Vice President, Chief Administrative Officer and General Counsel (February 2018 - present)
◦Executive Vice President, General Counsel and Corporate Secretary (August 2017 - February 2018)
◦Executive Vice President, General Counsel, Corporate Secretary and Interim Head of Human Resources (May 2017 - November 2017)
•MetLife (December 1996 - August 2017)
◦Executive Vice President, General Counsel and Corporate Secretary, Brighthouse Financial, Inc. (August 2016 - August 2017)
◦Senior Vice President and Associate General Counsel, U.S. Retail (August 2014 - August 2017)
◦Associate General Counsel, Retail (October 2013 - August 2014)
◦Vice President and Secretary (November 2010 - September 2013)
◦Associate General Counsel, Regulatory Affairs (November 2009 - November 2010)
◦Vice President, Compliance (May 2006 - November 2009)
Vonda R. Huss
•Brighthouse Financial, Inc. (November 2017 - present)
◦Executive Vice President and Chief Human Resources Officer (November 2017 - present)
•Wells Fargo Bank, N.A. (May 1988 - November 2017)
◦Executive Vice President, Co-Head of Human Resources (September 2015 - November 2017)
◦Human Resources Director, Wealth & Investment Management Division (October 2010 - August 2015)
Myles J. Lambert
•Brighthouse Financial, Inc. (August 2017 - present)
◦Executive Vice President and Chief Marketing and Distribution Officer (August 2017 - present)
•MetLife (July 2012 - August 2017)
◦Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 - August 2017)
◦Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 - August 2017)
◦Senior Vice President, Head of MetLife Premier Client Group (“MPCG”) Northeast Region (August 2014 - April 2016)
◦Vice President, MPCG Northeast Region (July 2012 - August 2014)

Conor E. Murphy
•Brighthouse Financial, Inc. (September 2017 - present)
◦Executive Vice President and Chief Operating Officer (June 2018 - present)
◦Executive Vice President, Interim Chief Financial Officer and Chief Operating Officer (March 2019 - August 2019)
◦Executive Vice President and Head of Client Solutions and Strategy (September 2017 - June 2018)
•MetLife (September 2000 - August 2017)
◦Chief Financial Officer, Latin America region (January 2012 - August 2017)
◦Head of International Strategy and Mergers and Acquisitions (January 2011 - December 2011)
◦Chief Financial Officer, Europe, Middle East and Africa (EMEA) region (January 2011 - June 2011)
◦Head of Investor Relations (January 2008 - December 2010)
◦Chief Financial Officer, MetLife Investments (June 2002 - December 2007)
◦Vice President - Investments Audit (September 2000 - June 2002)
John L. Rosenthal
•Brighthouse Financial, Inc. (August 2017 - present)
◦Executive Vice President and Chief Investment Officer (August 2017 - present)
•MetLife (1984 - August 2017)
◦Executive Vice President and Chief Investment Officer, Brighthouse Financial, Inc. (August 2016 - August 2017)
◦Senior Managing Director, Head of Global Portfolio Management (2011 - August 2017)
◦Senior Managing Director, Head of Core Securities (2004 - 2011)
◦Managing Director, Co-head of Fixed Income and Equity Investments (2000 - 2004)
Edward A. Spehar
•Brighthouse Financial, Inc. (July 2019 - present)
◦Executive Vice President and Chief Financial Officer (August 2019 - present)
•MetLife (November 2012 - July 2019)
◦Executive Vice President and Treasurer (August 2018 - July 2019)
◦Chief Financial Officer of EMEA (July 2016 - February 2019)
◦Senior Vice President, Head of Investor Relations (November 2012 - June 2016)
Intellectual Property
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. We have established a portfolio of trademarks in the United States that we consider important in the marketing of our products and services, including for our name, “Brighthouse Financial,” our logo design and taglines.

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
Information contained on or connected to any website referenced in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only, unless expressly noted.

Item 1A. Risk Factors

Overview
You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and our other filings with the SEC. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. A summary of the factors described below can be found in “Note Regarding Forward-Looking Statements and Summary of Risk Factors.”
The materialization of any risks and uncertainties set forth below or identified in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” contained in this Annual Report on Form 10-K and “Note Regarding Forward-Looking Statements” in our other filings with the SEC or those that are presently unforeseen or that we currently believe to be immaterial could result in significant adverse effects on our business, financial condition, results of operations and cash flows. See “Note Regarding Forward-Looking Statements and Summary of Risk Factors.”
Risks Related to Our Business
Differences between actual experience and actuarial assumptions and the effectiveness of our actuarial models may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience is less favorable than the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing and in selecting and utilizing the guaranteed options inherent within our products based in part upon expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions, and in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
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
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot determine precisely the amounts which we will ultimately pay to settle these liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves or acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities are insufficient to support the increased liabilities resulting from a period of sustained growth in the equity index on which the product is based, we may be required to fund such separate accounts with additional assets from our general account, where we manage the equity risk as part of our overall variable annuity exposure risk management strategy. To the extent policyholder persistency is different than we anticipate in a sustained period of equity index growth, it could have an impact on our liquidity.
An increase in our variable annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and our liquidity. These impacts could then in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital
Our exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. The strategy primarily relies on a hedging strategy using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained and even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by contributing additional capital, which we may have allocated for other uses, or purchase additional or more expensive hedging protection. Under our hedging strategy, period to period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility to certain of our profitability measures, which could be more significant than has been the case historically, in certain circumstances.

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
Finally, the cost of our hedging program may be greater than anticipated because adverse market conditions can limit the availability, and increase the costs of, the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer.
The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. See “Business — Segments and Corporate & Other — Annuities — Current Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Our analyses of scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies may involve significant estimates based on assumptions and may, therefore, result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios
As part of our variable annuity exposure risk management program, we may, from time to time, estimate the impact of various market factors under certain scenarios on our variable annuity distributable earnings, our reserves, or our capital (collectively, the “market sensitivities”).
Any such market sensitivities may use inputs that are difficult to approximate and could include estimates that may differ materially from actual results. Any such estimates, or the absence thereof, may, among other things, be associated with: (i) basis returns related to equity or fixed income indices; (ii) actuarial assumptions related to policyholder behavior and life expectancy; and (iii) management actions that may occur in response to developing facts, circumstances and experience for which no estimates are made in any market sensitivities. Any such estimates, or the absence thereof, may produce sensitivities that could differ materially from actual outcomes and may therefore affect our actions in connection with our exposure risk management program.
The actual effect of changes in equity markets and interest rates on the assets supporting our variable annuity contracts and corresponding liabilities may vary materially from market sensitivities estimated due to a number of factors which may include, but are not limited to: (i) changes in our hedging program; (ii) actual policyholder behavior being different than assumed; and (iii) underlying fund performance being different than assumed. In addition, any market sensitivities are valid only as of a particular date and may not factor in the possibility of simultaneous shocks to equity markets, interest rates and market volatility. Furthermore, any market sensitivities could illustrate the estimated impact of the indicated shocks occurring instantaneously, and therefore may not give effect to rebalancing over the course of the shock event. The estimates of equity market shocks may reflect a shock of the same magnitude to both domestic and global equity markets, while the estimates of interest rate shocks may reflect a shock to rates at all durations (a parallel shift in the yield curve). Any such instantaneous or equilateral impact assumptions may result in estimated sensitivities that could differ materially from the actual impacts.
Finally, no assurances can be given that the assumptions underlying any market sensitivities can or will be realized. Our liquidity, statutory capitalization, financial condition and results of operations could be affected by a broad range of capital market scenarios, which, if they adversely affect account values, could materially affect our reserving requirements, and by extension, could materially affect the accuracy of estimates used in any market sensitivities.
We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. As part of our macro interest rate hedging program, we primarily use interest rate swaps, swaptions and interest rate forwards to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholders’ equity and net income when interest rates rise and our ULSG Target likely declines, since our reported ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we lowered our mean reversion rate from 3.75% to 3.00% in the third quarter of 2020 following our AAR.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient. In addition, this risk mitigation strategy may fail to adequately cover a scenario under which our obligations are higher than projected and may be required to sell investments to cover these increased obligations. If our liquid investments are depleted, we may need to sell higher-yielding, less liquid assets or take other actions, including utilizing contingent liquidity sources or raising capital. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, our profitability measures as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. These impacts could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances could ultimately impact our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity
We are closely monitoring developments related to the COVID-19 pandemic, which has already negatively impacted us in certain respects, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic.” At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the implementation, and the efficacy, of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants or mutations of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets or aspects of our business model. See “— Extreme mortality events may adversely impact liabilities for policyholder claims.”
A key part of our operating strategy is leveraging third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to a force majeure or otherwise, it could have a material adverse effect on our business, financial condition or results of operations. See “— The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Certain sectors of our investment portfolio may be adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “— Investments-Related Risks — Defaults on our mortgage loans and volatility in performance may adversely affect our profitability,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic,” “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Investments — Current Environment — Selected Sector Investments,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 6 of the Notes to the Consolidated Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, in April 2020, Fitch revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies.”
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers adversely affected by the COVID-19 pandemic, as further described in “Business — Regulation — Insurance Regulation.” Circumstances resulting from the COVID-19 pandemic may affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. Currently, our employees are working remotely. An extended period of remote work arrangements could increase operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
The U.S. federal government and many state legislatures and insurance regulators have passed legislation and regulations in response to the COVID-19 pandemic that affect the conduct of our business. Changes in our circumstances due to the COVID-19 pandemic could subject us to additional legal and regulatory restrictions under existing laws and regulations, such as the Coronavirus Aid, Relief, and Economic Security Act. Future legal and regulatory responses could also materially affect the conduct of our business going forward, as well as our financial condition and results of operations.
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. The ASU will be effective as of January 1, 2023. The impact of the new guidance on our variable annuity guarantees is highly dependent on market conditions, especially interest rates, as our stockholders’ equity would decrease as interest rates decrease and increase as interest rates rise. We are, therefore, unable to estimate the ultimate impact of the ASU on our financial statements; however, at current market interest rate levels, the ASU would ultimately result in a material decrease in our stockholders’ equity, which could have a material adverse effect on our leverage ratios and other rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, the ASU could also result in increased market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”
A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSROs”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks. Credit ratings are opinions of each agency with respect to specific securities and contractual financial obligations of an issuer and the issuer’s ability and willingness to meet those obligations when due. They are important factors in our overall financial profile, including funding profiles, and our ability to access certain types of liquidity.
Downgrades in our financial strength ratings or credit ratings or changes to our ratings outlooks could have a material adverse effect on our financial condition and results of operations in many ways, including:
•reducing new sales of insurance products and annuity products;
•limiting our access to distributors;
•adversely affecting our relationships with independent sales intermediaries;
•restricting our ability to generate new sales, as our products depend on strong financial strength ratings to compete effectively;
•increasing the number or amount of policy surrenders and withdrawals by contract holders and policyholders;
•requiring us to reduce prices for many of our products and services to remain competitive;
•providing termination rights for the benefit of our derivative instrument counterparties;
•providing termination rights to cedents under assumed reinsurance contracts;
•adversely affecting our ability to obtain reinsurance at reasonable prices, if at all;
•subjecting us to potentially increased regulatory scrutiny;
•limiting our access to capital markets or other contingency funding sources; and
•potentially increasing our cost of capital, which could adversely affect our liquidity.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. For example, in April 2020, Fitch revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. There can be no assurance that Fitch will not take further adverse action with respect to our ratings or that other rating agencies will not take similar actions in the future. Each rating should be evaluated independently of any other rating. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies.”
The terms of our indebtedness could restrict our operations and use of funds, resulting in a material adverse effect on our financial condition and results of operations
We had approximately $3.4 billion of total long-term consolidated indebtedness outstanding at December 31, 2020, consisting of debt securities issued to investors. We are required to service this indebtedness with cash at BHF and with dividends from our subsidiaries. The funds needed to service our indebtedness as well as to make required dividend payments on our outstanding preferred stock will not be available to meet any short-term liquidity needs we may have, invest in our business, pay any potential dividends on our common stock or carry out any share or debt repurchases that we may undertake.
We may not generate sufficient funds to service our indebtedness and meet our business needs, such as funding working capital or the expansion of our operations. In addition, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. Our leverage could also impede our ability to withstand downturns in our industry or the economy, in general. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital” for more details about our indebtedness. In addition, since the Tax Act limits the deductibility of interest expense, we may not be able to fully deduct the interest payments on a substantial portion of our indebtedness. Limitations on our operations and use of funds resulting from our indebtedness could have a material adverse effect on our financial condition and results of operations.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows.
If there were an event of default under any of the agreements governing our outstanding indebtedness, we may not be able to incur additional indebtedness and the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be due and payable immediately.
Our revolving credit facility and our reinsurance financing arrangement contain certain administrative, reporting, legal and financial covenants, including in certain cases requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, as well as limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company.” Failure to comply with the covenants in our $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “2019 Revolving Credit Facility”) or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the 2019 Revolving Credit Facility, would restrict our ability to access the 2019 Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit and Committed Facilities” for a discussion of our credit facilities, including the 2019 Revolving Credit Facility.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, our insurance subsidiaries purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”

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
We cede a large block of long-term care insurance business to certain affiliates of Genworth, which results in a significant concentration of reinsurance risk. The Genworth reinsurers’ obligations to us are secured by trust accounts and Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this business. See “Business — Reinsurance Activity — Unaffiliated Third-Party Reinsurance.” Notwithstanding these arrangements, if the Genworth reinsurers become insolvent and the amounts in the trust accounts are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition and results of operations.
In addition, we use derivatives to hedge various business risks. We enter into a variety of OTC-bilateral and OTC-cleared derivatives, including options, forwards, interest rate, credit default and currency swaps. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Derivatives.” If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under these derivatives, our hedges of the related risk will be ineffective. Such failure could have a material adverse effect on our financial condition and results of operations.
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. The financing facility matures in 2039, and therefore, we may need to refinance this facility in the future.
The NAIC adopted AG 48, which regulates the terms of captive insurer arrangements that are entered into or amended in certain ways after December 31, 2014. See “Business — Regulation — Insurance Regulation — Captive Reinsurer Regulation.” There can be no assurance that in light of AG 48, future rules and regulations, or changes in interpretations by state insurance departments that we will be able to continue to efficiently implement these arrangements, nor can we assure you that future capacity for these arrangements will be available in the marketplace. To the extent we cannot continue to efficiently implement these arrangements, our statutory capitalization, financial condition and results of operations, as well as our competitiveness, could be adversely affected.
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
We have limited control over many of our costs. For example, we have limited control over the cost of Unaffiliated Third-Party Reinsurance, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. There can be no assurance that we will be able to achieve or maintain a cost advantage over our competitors. If our cost structure increases and we are not able to achieve or maintain a cost advantage over our competitors, it could have a material adverse effect on our ability to execute our strategy, as well as on our financial condition and results of operations. If we hold substantially more capital than is needed to support credit ratings that are commensurate with our business strategy, over time, our competitive position could be adversely affected.
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
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products exclusively through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us, or reduce the amount of sales which it produces for us our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.
In addition, our distributors may also sell our competitors’ products. If our competitors offer products that are more attractive than ours or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours. In connection with the sale of MPCG to MassMutual, we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed index annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may terminate our exclusivity or the agreement itself in specified circumstances, such as our inability or failure to provide product designs that reasonably meet MassMutual requirements.
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. For example, we have certain arrangements with third-party service providers relating to the administration of both in-force policies and new life and annuities business, as well as engagements with a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain other assets. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, we continue to focus on further sourcing opportunities with third-party vendors; as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues may arise. For example, during the third quarter of 2020, we completed the conversion of a significant portion of the administration of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been largely resolved, there can be no assurance that in connection with this or future conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur any unanticipated expenses or experience other economic or reputational harm, experience service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial reporting.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements, such as compliance with applicable laws and regulations, suffers a cyberattack or other security breach, or fails to provide material information on a timely basis, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies or managing any of our investments) require review or it otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In such situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we could have limited ability to influence the speed and effectiveness of that resolution.
In addition, from time to time, certain third parties have brought to our attention practices, procedures and reserves with respect to certain products they administer on our behalf that require further review. While we do not believe, based on the information made available to us to date, that any of the matters brought to our attention will require material modifications to reserves or have a material effect on our business and financial reporting, we are reliant on our third-party service providers to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that our third-party service providers will provide further information and assistance.
It may be difficult, disruptive and more expensive for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and financial condition and results of operations could be materially adversely affected. In addition, if a third-party provider raises the rates that it charges us for its services, in some instances, we will not be able to pass the increased costs onto our customers and our profitability may be negatively impacted.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our financial condition or results of operations
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our financial condition and results of operations. Changes in the statutory tax rate could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
As a holding company, BHF depends on the ability of its subsidiaries to pay dividends
BHF is a holding company for its insurance subsidiaries and BRCD and does not have any significant operations of its own. We depend on the cash at the holding company as well as dividends or other capital inflows from our subsidiaries to meet our obligations and to pay dividends on our common and preferred stock, if any. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
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
The payment of dividends and other distributions to BHF by its insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments to BHF by its insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by Brighthouse Life Insurance Company and NELICO to BHF, or by BHNY to Brighthouse Life Insurance Company, in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware Department of Insurance and the Massachusetts Division of Insurance, and the NYDFS, respectively. Furthermore, any dividends by BRCD are subject to the approval of the Delaware Department of Insurance. The payment of dividends and other distributions by our insurance subsidiaries is also influenced by business conditions including those described in the Risk Factors above and rating agency considerations. See “— Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. A significant pandemic could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including disruptions to commerce, the health system, and the food supply and reduced economic activity. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted, see “— Investments-Related Risks — The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.” The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities. A catastrophic event or multiple catastrophic events could have a material adverse effect on our business, financial condition and results of operations. Conversely, improvements in medical care and other developments which positively affect life expectancy can cause our assumptions with respect to longevity, which we use when we price our products, to become incorrect and, accordingly, can adversely affect our financial condition and results of operations.
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
We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We may also not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such separation could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a separation could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such restructuring could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility and the returns of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition and results of operations. Accordingly, both market and economic factors may affect our business results as well as our ability to receive dividends from our insurance subsidiaries and BRCD and meet our obligations at our holding company and our liquidity.
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
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact on us of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced income from our investment portfolio and increase in insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
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
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements — Collateral for Securities Lending and Derivatives” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity.”
Our financial condition, results of operations, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.
We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period
We are exposed to significant financial risks both in the U.S. and global capital and credit markets, including changes and volatility in interest rates, credit spreads, equity prices, real estate, foreign currency, commodity prices, performance of the obligors included in our investment portfolio (including governments), derivatives (including performance of our derivatives counterparties) and other factors outside our control. We may be exposed to substantial risk of loss due to market downturn or market volatility.

Credit spread risk
Our exposure to credit spreads primarily relates to market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Increases in credit spreads of issuers due to credit deterioration may result in higher level of impairments. Additionally, an increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.
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
In a low interest rate environment, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk. Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our net investment spread would decrease or potentially become negative, which could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Our estimation of future net investment spreads is an important component in the amortization of DAC. Significantly lower than anticipated net investment spreads can reduce our profitability measures and may cause us to accelerate amortization, which would result in a reduction of net income in the affected reporting period and potentially negatively affect our credit instrument covenants or the rating agencies’ assessment of our financial condition and results of operations.
During periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our financial condition and results of operations, our ability to receive dividends from our insurance subsidiaries and BRCD and significantly reduce our profitability.
Increases in interest rates could also negatively affect our profitability. In periods of rapidly increasing interest rates, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. Therefore, we may have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. Unanticipated withdrawals, terminations and substantial policy amendments may cause us to accelerate the amortization of DAC; such events may reduce our profitability measures and potentially negatively affect our credit instrument covenants and the rating agencies’ assessments of our financial condition and results of operations. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio. See “— Investments-Related Risks — Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures.” Finally, an increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds.
In addition, because the macro interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
Furthermore, an increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Inflation also increases expenses, potentially putting pressure on profitability in the event that such additional costs cannot be passed through. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
Changes to LIBOR
There is currently uncertainty regarding the continued use and reliability of the London Inter-Bank Offered Rate (“LIBOR”), and any financial instruments or agreements currently using LIBOR as a benchmark interest rate may be adversely affected. As a result of concerns about the accuracy of the calculation of LIBOR, actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR may enact changes to the manner in which LIBOR is determined. In July 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021, which was expected to result in these widely used reference rates no longer being available. As a result, the Federal Reserve began publishing a secured overnight funding rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. On November 30, 2020, the administrator of LIBOR announced that only the one week and the two-month USD LIBOR settings would cease publication on December 31, 2020, while the remaining tenors will continue to be published through June 30, 2023. Regulators in the US and globally have continued to push for market participants to transition away from the use of LIBOR and have urged market participants to not enter into new contracts that reference USD LIBOR after December 31, 2021. At this time, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.
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
In addition, a portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets.
See “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Investments-Related Risks — Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our financial condition or results of operations.”

Real estate risk
A portion of our investment portfolio consists of mortgage loans on commercial, agricultural and residential real estate. Our exposure to this risk stems from various factors, including the supply and demand of leasable commercial space, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, agricultural prices and farm incomes. Although we manage credit risk and market valuation risk for our commercial, agricultural and residential real estate assets through geographic, property type and product type diversification and asset allocation, general economic conditions in the commercial, agricultural and residential real estate sectors will continue to influence the performance of these investments. These factors, which are beyond our control, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.
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
Derivatives risk
Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. Substantially all of our derivatives (whether entered into bilaterally with specific counterparties or cleared through a clearinghouse) require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Summary
Economic or counterparty risks and other factors described above, and significant volatility in the markets, individually or collectively, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows through realized investment losses, derivative losses, change in insurance liabilities, impairments, increased valuation allowances, increases in reserves for future policyholder benefits, reduced net investment income and changes in unrealized gain or loss positions.
Market price volatility can also make it difficult to value certain assets in our investment portfolio if trading in such assets becomes less frequent, for example, as was the case during the 2008 financial crisis. In such case, valuations may include assumptions or estimates that may have significant period to period changes, which could have a material adverse effect on our financial condition and results of operations and could require additional reserves. Significant volatility in the markets could cause changes in the credit spreads and defaults and a lack of pricing transparency which, individually or in the aggregate, could have a material adverse effect on our financial condition, results of operations, or liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risks.”
Investments-Related Risks
Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid
There may be a limited market for certain investments we hold in our investment portfolio, making them relatively illiquid. These include privately-placed fixed maturity securities, derivative instruments such as options, mortgage loans, policy loans, leveraged leases, other limited partnership interests, and real estate equity, such as real estate limited partnerships, limited liability companies and funds. In the past, even some of our very high-quality investments experienced reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments during periods of market volatility or disruption, market prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. Moreover, our ability to sell assets could be limited if other market participants are seeking to sell fungible or similar assets at the same time.
Similarly, we loan blocks of our securities to third parties (primarily brokerage firms and commercial banks) through our securities lending program, including fixed maturity securities and short-term investments.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” for a discussion of our obligations under our securities lending program. If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize in normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which could further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which we expect to be applicable to us in September 2021 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Gross unrealized losses on fixed maturity securities and defaults, downgrades or other events may result in future impairments to the carrying value of such securities, resulting in a reduction in our profitability measures
Fixed maturity securities classified as available-for-sale (“AFS”) securities are reported at their estimated fair value. Unrealized gains or losses on AFS securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. In recent periods, as a result of low interest rates, the unrealized gains on our fixed maturity securities have exceeded the unrealized losses. However, if interest rates rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be credit-related and impairment charges to earnings are taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS.”
The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit risk spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding earnings to decline and cause the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Our intent to sell or assessment of the likelihood that we would be required to sell fixed maturity securities that have declined in value may affect the level of write-downs or impairments. Realized losses or impairments on these securities could have a material adverse effect on our financial condition and results of operations in, or at the end of, any quarterly or annual period.
Our valuation of securities and investments and the determination of the amount of allowances and impairments taken on our investments are subjective and, if changed, could materially adversely affect our financial condition or results of operations
Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Consolidated Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period to period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold could have a material adverse effect on our financial condition and results of operations.
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
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability
Our mortgage loans face default risk and are principally collateralized by commercial, agricultural and residential properties. An increase in the default rate of our mortgage loan investments or fluctuations in their performance, as a result of the COVID-19 pandemic or otherwise, could have a material adverse effect on our financial condition and results of operations.
Further, any geographic or property type concentration of our mortgage loans may have adverse effects on our investment portfolio and consequently on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans” and Notes 6 and 8 of the Notes to the Consolidated Financial Statements.
The defaults or deteriorating credit of other financial institutions could adversely affect us
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
The continued threat of terrorism, ongoing military actions as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
The continued threat of terrorism, both within the United States and abroad, ongoing military and other actions and heightened security measures in response to these types of threats, as well as other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our operations are subject to a wide variety of insurance and other laws and regulations. Our insurance subsidiaries and BRCD are subject to regulation by their primary Delaware, Massachusetts and New York state regulators as well as other regulation in states in which they operate. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations could have on our business, financial condition and results of operations. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our variable and registered fixed insurance products business and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation, including further changes to the VA Reform framework, could result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital in such subsidiary or subsidiaries. See “— A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
We cannot predict the impact that “best interest” or fiduciary standards recently adopted or proposed by various regulators may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. For example, we cannot predict the impact of the DOL’s Fiduciary Advice Rule that became effective on February 16, 2021, including the DOL’s guidance broadening the scope of what constitutes fiduciary “investment advice” under ERISA and the Tax Code. The DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
Changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm. See “Business — Regulation.”

A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Each of our insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
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
The failure of any of our insurance subsidiaries to meet their applicable RBC requirements or minimum capital and surplus requirements could subject them to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on our business, financial condition and results of operations. A decline in RBC ratios, whether or not it results in a failure to meet applicable RBC requirements, may limit the ability of an insurance subsidiary to pay dividends or distributions to us, could result in a loss of customers or new business, or could be a factor in causing ratings agencies to downgrade our financial strength ratings, each of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to federal and state securities laws and regulations and rules of self-regulatory organizations which, among other things, require that we distribute certain of our products through a registered broker-dealer; failure to comply with these laws or changes to these laws could have a material adverse effect on our operations and our profitability
Federal and state securities laws and regulations apply to insurance products that are also “securities,” including variable annuity contracts and variable life insurance policies, to the separate accounts that issue them, and to certain fixed interest rate or index-linked contracts. Such laws and regulations require these products to be distributed through a broker-dealer that is registered with the SEC and certain state securities regulators and is also a member of FINRA. Accordingly, by offering and selling these registered products, and in managing certain proprietary mutual funds associated with those products, we are subject to, and bear the costs of compliance with, extensive regulation under federal and state securities laws, as well as FINRA rules.
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
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws or interpretations of such laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates may adversely affect our business, financial condition, results of operations and liquidity. Conversely, declines in tax rates could make our products less attractive to consumers.
When most of the changes introduced by the Tax Act went into effect on January 1, 2018, it resulted in sweeping changes to the Tax Code. The Tax Act reduced the corporate tax rate to 21%, limited deductibility of interest expense, increased capitalization amounts for DAC, eliminated the corporate alternative minimum tax, provided for determining reserve deductions as 92.81% of statutory reserves, and reduced the dividends received deduction.
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, investments, denial or delay of benefits, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 15 of the Notes to the Consolidated Financial Statements.
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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us could have a material adverse effect on our business, financial condition and results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
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
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. In addition, an extended period of remote work arrangements resulting from such interruptions could increase our operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

Our associates and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The associates who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these associates makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Associates may take excessive risks regardless of the structure of our compensation programs and practices. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices.
Furthermore, there has been increased scrutiny as well as enacted and proposed additional regulation, including from state regulators, regarding the use of customer data. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
In connection with the Separation, MetLife received a private letter ruling from the Internal Revenue Service (“IRS”) regarding certain significant issues under the Tax Code, as well as an opinion from its tax advisor that, subject to certain limited exceptions, the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code. Notwithstanding the receipt of the private letter ruling and the tax opinion, the tax opinion is not binding on the IRS or the courts, and the IRS could determine that the Separation should be treated as a taxable transaction and, as a result, we could incur significant federal income tax liabilities, and we could have an indemnification obligation to MetLife.
Generally, taxes resulting from the failure of the Separation to qualify for non-recognition treatment for federal income tax purposes would be imposed on MetLife or MetLife’s shareholders. Under the tax separation agreement with MetLife, Inc. (the “Tax Separation Agreement”), MetLife is generally obligated to indemnify us against such taxes if the failure to qualify for tax-free treatment results from, among other things, any action or inaction that is within MetLife’s control. MetLife may dispute an indemnification obligation to us under the Tax Separation Agreement, and there can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient for us in the event of nonperformance by MetLife. The failure of MetLife to fully indemnify us could have a material adverse effect on our financial condition and results of operations.
In addition, MetLife will generally bear tax-related losses due to the failure of certain steps that were part of the Separation to qualify for their intended tax treatment. However, the IRS could seek to hold us responsible for such liabilities, and under the Tax Separation Agreement, we could be required, under certain circumstances, to indemnify MetLife and its affiliates against certain tax-related liabilities caused by those failures. If the Separation does not qualify for non-recognition treatment or if certain other steps that are part of the Separation do not qualify for their intended tax treatment, we could be required to pay material additional taxes or be obligated to indemnify MetLife, which could have a material adverse effect on our financial condition and results of operations.
The Separation was also subject to tax rules regarding the treatment of certain of our tax attributes (such as the basis in our assets). In certain circumstances such rules could require us to reduce those attributes, which could materially and adversely affect our financial condition. The ultimate tax consequences to us of the Separation may not be finally determined for many years and may differ from the tax consequences that we and MetLife expected at the time of the Separation. As a result, we could be required to pay material additional taxes and to materially reduce the tax assets (or materially increase the tax liabilities) on our consolidated balance sheet. These changes could impact our available capital, ratings or cost of capital. There can be no assurance that the Tax Separation Agreement will protect us from any such consequences, or that any issue that may arise will be subject to indemnification by MetLife under the Tax Separation Agreement. As a result, our financial condition and results of operations could be materially and adversely affected.
Disputes or disagreements with MetLife may affect our financial statements and business operations, and our contractual remedies may not be sufficient
In connection with the Separation, we entered into certain agreements that provide a framework for our ongoing relationship with MetLife, including a transition services agreement, the Tax Separation Agreement and a tax receivables agreement that provides MetLife with the right to receive future payments from us as partial consideration for its contribution of assets to us. Disagreements regarding the obligations of MetLife or us under these agreements could create disputes that may be resolved in a manner unfavorable to us and our shareholders. In addition, there can be no assurance that any remedies available under these agreements will be sufficient to us in the event of a dispute or nonperformance by MetLife. The failure of MetLife to perform its obligations under these agreements (or claims by MetLife that we have failed to perform our obligations under the agreements) may have a material adverse effect on our financial condition and results of operations.
In addition, the Master Separation Agreement provides that, subject to certain exceptions, we will indemnify, hold harmless and defend MetLife and certain related individuals from and against all liabilities relating to, arising out of or resulting from certain events relating to our business. We cannot predict whether any event triggering this indemnity will occur or the extent to which we may be obligated to indemnify MetLife or such related individuals. In addition, the Master Separation Agreement provides that, subject to certain exceptions, MetLife will indemnify, hold harmless and defend us and certain related individuals from and against all liabilities relating to, arising out of or resulting from certain events relating to its business. There can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife.
Risks Related to Our Securities
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
We currently have no plans to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish
We currently have no plans to declare and pay cash dividends on our common stock. We currently intend to use our future distributable earnings, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near-term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including capital requirements of our insurance subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
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
In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may deter coercive takeover practices and inadequate takeover bids and may encourage prospective acquirers to negotiate with our Board of Directors rather than attempt a hostile takeover, including provisions relating to: (i) the nomination, election and removal of directors (including, for example, the ability of our remaining directors to fill vacancies and newly created directorships on our Board of Directors); (ii) the super-majority vote of at least two-thirds in voting power of the issued and outstanding voting stock entitled to vote thereon, voting together as a single class, to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation; and (iii) the right of our Board of Directors to issue preferred stock without stockholder approval. These provisions are not intended to prevent us from being acquired under hostile or other circumstances. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of Brighthouse and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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
As of February 22, 2021, there were approximately 1.7 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
We currently have no plans to declare and pay dividends on our common stock. See “Risk Factors — Risks Related to Our Securities — We currently have no plans to declare or pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index and (3) the S&P 500 Insurance Index, respectively, for the four-year period ended December 31, 2020, commencing August 7, 2017 (our initial day of “regular-way” trading on the Nasdaq). All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index and the S&P 500 Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Aug 7, 2017	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020
BHF common stock	$100.00	$95.01	$49.38	$63.56	$58.66
S&P 500	$100.00	$108.66	$103.90	$136.61	$161.75
S&P 500 Financials	$100.00	$111.19	$96.70	$127.77	$125.60
S&P 500 Insurance	$100.00	$102.71	$91.20	$117.99	$117.48

Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2020 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
October 1 — October 31, 2020	1,492,425	$30.40	1,492,425	$131
November 1 — November 30, 2020	863,453	$33.91	862,063	$102
December 1 — December 31, 2020	623,586	$35.20	623,586	$80
Total	2,979,464		2,978,074
_______________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018. On February 10, 2021, we authorized the repurchase of up to an additional $200 million of our common stock. For more information on common stock repurchases, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” as well as Note 10 of the Notes to the Consolidated Financial Statements.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. a Delaware corporation, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated financial conditions and results of operations of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Note Regarding Forward-Looking Statements and Summary of Risk Factors,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s consolidated financial statements included elsewhere herein.
The term “Separation” refers to the separation of MetLife, Inc.’s former Brighthouse Financial segment from MetLife’s other businesses and the creation of a separate, publicly-traded company, BHF, as well as the 2017 distribution by MetLife, Inc. of approximately 80.8% of the then outstanding shares of BHF common stock to holders of MetLife, Inc. common stock as of the record date for the distribution. The term “MetLife Divestiture” refers to the disposition by MetLife, Inc. on June 14, 2018 of all its remaining shares of BHF common stock. Effective with the MetLife Divestiture, MetLife, Inc. and its subsidiaries and affiliates were no longer considered related parties to BHF and its subsidiaries and affiliates. See Note 1 of the Notes to the Consolidated Financial Statements.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” and “Risk Factors.”
Presentation
Prior to discussing our Results of Operations, we present background information and definitions that we believe are useful to understanding the discussion of our financial results. This information precedes the Results of Operations and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:
•“Executive Summary” contains the following sub-sections:
◦“Overview” provides information regarding our business, segments and results as discussed in the Results of Operations.
◦“Background” presents details of the Company’s legal entity structure.
•“Risk Management Strategies” describes the Company’s risk management strategy to protect against capital market risks specific to our variable annuity and universal life with secondary guarantees (“ULSG”) businesses.
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows, including from the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”).
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
•“Results of Operations” begins with a discussion of our “Annual Actuarial Review.” Annual actuarial review (the “AAR”) describes the changes in key assumptions applied in 2020 and 2019, respectively, resulting in an unfavorable impact on net income (loss) available to shareholders in each period.
Certain amounts presented in prior periods within the following discussions of our financial results have been reclassified to conform with the current year presentation.

Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2020 and 2019 and year-to-year comparisons between these years. Our results of operations discussion and analysis for the year ended December 31, 2019, including a review of the 2019 AAR and year-to-year comparisons between the years ended December 31, 2019 and 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”), which was filed with the SEC on February 26, 2020, and such discussions are incorporated herein by reference.
Executive Summary
Overview
We are one of the largest providers of annuity and life insurance products in the United States through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners.
For operating purposes, we have established three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(1,468)	$(1,078)
Less: Provision for income tax expense (benefit)	(363)	(317)
Net income (loss) available to shareholders (1)	$(1,105)	$(761)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$(421)	$644
Less: Provision for income tax expense (benefit)	(143)	45
Adjusted earnings	$(278)	$599
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the year ended December 31, 2020, we had a net loss of $1.1 billion and an adjusted loss of $278 million, as compared to a net loss of $761 million and adjusted earnings of $599 million for the year ended December 31, 2019. The net loss for the year ended December 31, 2020 was driven primarily by a net unfavorable impact from our AAR and unfavorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to equity markets increasing less in the current period than in the prior period, net of declining interest rates and widening credit spreads, which was partially offset by the favorable impact of declining long-term interest rates on the estimated fair value of the ULSG hedge program and pre-tax adjusted earnings.
See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results see “— Results of Operations.”
See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2020.
Background
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. In addition to Brighthouse Financial, Inc., the companies and businesses included in the results of operations, financial condition and cash flows are:
•Brighthouse Life Insurance Company (together with its subsidiaries and affiliates, “BLIC”), our largest insurance subsidiary, domiciled in Delaware and licensed to write business in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands;

•New England Life Insurance Company (“NELICO”), domiciled in Massachusetts and licensed to write business in all U.S. states and the District of Columbia;
•Brighthouse Life Insurance Company of NY (“BHNY”), domiciled in New York and licensed to write business in New York, which is a subsidiary of Brighthouse Life Insurance Company;
•Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary domiciled and licensed in Delaware, which is a subsidiary of Brighthouse Life Insurance Company;
•Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), serving as investment advisor to certain proprietary mutual funds that are underlying investments under our and MetLife’s variable insurance products;
•Brighthouse Services, LLC (“Brighthouse Services”), an internal services and payroll company;
•Brighthouse Securities, LLC (“Brighthouse Securities”), registered as a broker-dealer with the SEC, approved as a member of FINRA and registered as a broker-dealer and licensed as an insurance agency in all required states; and
•Brighthouse Holdings, LLC (“BH Holdings”), a direct holding company subsidiary of Brighthouse Financial, Inc. domiciled in Delaware.
Risk Management Strategies
The Company employs risk management strategies to protect against capital markets risk. These strategies are specific to our variable annuity and ULSG businesses, and they also include a macro hedge strategy to manage the Company’s exposure to interest rate risk.
Interest Rate Hedging
The Company is exposed to interest rate risk in most of its products with the more significant longer dated exposure residing in our in-force variable annuity guarantees and ULSG. Historically, we individually managed the interest rate risk in these two blocks with hedge targets based on statutory metrics designed principally to protect the capital of our largest insurance subsidiary, BLIC.
Since the adoption of VA Reform, the capital metric of combined RBC ratio aligns with our management metrics and more holistically captures interest rate risk. We manage the interest rate risk in our variable annuity and ULSG businesses together, although individual hedge targets still exist for variable annuities and ULSG. Accordingly, the related portfolio of interest rate derivatives will be managed in the aggregate with rebalancing and trade executions determined by the net exposure. By managing the interest rate exposure on a net basis, we expect to more efficiently manage the derivative portfolio, protect capital and reduce costs. We refer to this aggregated approach to managing interest rate risk as our macro interest rate hedging program.
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	December 31, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,180	$358	$—	$7,344	$798	$29
Interest rate options	25,980	712	121	29,750	782	187
Interest rate forwards	8,086	851	78	5,418	94	114
Total	$36,246	$1,921	$199	$42,512	$1,674	$330
_______________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
The aggregate interest rate derivatives are then allocated to the variable annuity guarantee and ULSG businesses based on the hedge targets of the respective programs as of the balance sheet date. Allocations are primarily for purposes of calculating certain product specific metrics needed to run the business which in some cases are still individually measured and to facilitate the quarterly settlement of reinsurance activity associated with BRCD. We intend to maintain an adequate amount of liquid investments in the investment portfolios supporting these businesses to cover any contingent collateral posting requirements from this hedging strategy.
Variable Annuity Exposure Risk Management
With the adoption of VA Reform, our management of and hedging strategy associated with our variable annuity business aligns with the regulatory framework. Given this alignment and the fact that we have a large non-variable annuity business, we are focused on the capital metrics of a combined RBC ratio. In support of our target combined RBC ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our Variable Annuity Target Funding Level. While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions, we intend to allow such assets supporting our variable annuity contracts to range between a target floor level of CTE95 and CTE98. CTE95 and CTE98 are defined in “— Glossary.”
Our exposure risk management program seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates, on our Variable Annuity Target Funding Level, as well as on our statutory distributable earnings. We utilize a combination of short-term and longer-term derivative instruments to establish a layered maturity of protection, which we believe will reduce rollover risk during periods of market disruption or higher volatility. When setting our hedge target, we consider the fact that our obligations under Shield Annuity (“Shield” and “Shield Annuity”) contracts decrease in falling equity markets when variable annuity guarantee obligations increase, and increase in rising equity markets when variable annuity guarantee obligations decrease. Shield Annuities are included with variable annuities in our statutory reserve requirements, as well as in our CTE95 and CTE98 estimates.
We continually review our hedging strategy in the context of our overall capitalization targets as well as monitor the capital markets for opportunities to adjust our derivative positions to manage our variable annuity exposure, as appropriate. Our hedging strategy after the Separation initially focused on option-based derivatives protecting against larger market movements and reducing hedge losses in rising market scenarios.
Given recent robust equity market returns from the Separation through 2019 and the related increase in our statutory capital, we re-assessed our hedging strategy in late 2019. As a result of this review, we revised our hedging strategy to reduce the use of options and move to more swap-based instruments to protect statutory capital against smaller market moves. This revised strategy is designed to preserve distributable earnings across more market scenarios. While we have experienced lower time decay expense as a result of adopting this revised strategy, we also expect to incur larger hedge mark-to-market losses in rising equity markets as compared to our previous strategy. We intend to maintain an adequate amount of liquid investments in our variable annuity investment portfolio to support any contingent collateral posting requirements from this hedging strategy.
Under our revised strategy, we plan to operate with a first loss position of no more than $500 million. The first loss position is relative to our Variable Annuity Target Funding Level such that the impact on reserves and thus total adjusted capital could be greater than the first loss position. However, under such a scenario there would be an offset in required statutory capital.
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

The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program as well as the interest rate hedges allocated from our macro interest rate hedging program were as follows at:

	December 31, 2020			December 31, 2019
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$28,955	$942	$838	$46,968	$814	$1,713
Equity total return swaps	15,056	143	822	7,723	2	367
Equity variance swaps	1,098	13	20	2,136	69	69
Interest rate swaps	2,180	358	—	7,344	798	29
Interest rate options	24,780	531	121	27,950	712	176
Interest rate forwards	3,466	208	26	—	—	—
Total	$75,535	$2,195	$1,827	$92,121	$2,395	$2,354
_______________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
ULSG Market Risk Exposure Management
The ULSG block includes the business retained by our insurance subsidiaries and the portion of it that is ceded to BRCD for providing redundant, non-economic reserve financing support. The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate interest rate exposures associated with these liabilities by holding ULSG Assets to closely match our ULSG Target under different interest rate environments. “ULSG Assets” are defined as (i) total general account assets supporting statutory reserves and capital in the ULSG portfolios of our insurance subsidiaries and BRCD and (ii) interest rate derivative instruments allocated from the macro interest rate hedging program to mitigate ULSG interest rate exposures.
The net statutory reserves for the ULSG business in our insurance subsidiaries and BRCD (which is in part supported by reserve financings) were $22.1 billion and $21.2 billion for the years ended December 31, 2020 and 2019, respectively.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases. Likewise, if interest rates rise, our ULSG Target declines. The interest rate derivatives allocated to ULSG Assets prioritizes the ULSG Target (comprised of ULSG CFT and statutory considerations), with less emphasis on mitigating GAAP net income volatility. This could increase the period to period volatility of net income and equity due to differences in the sensitivity of the ULSG Target and GAAP liabilities to the changes in interest rates.
We closely monitor the sensitivity of our ULSG Assets and ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2020, BRCD assets exceeded the ULSG CFT requirement. In addition, our macro interest rate hedging program is designed to help us maintain ULSG Assets above the ULSG Target when interest rates decline. Maintaining ULSG Assets that closely match our ULSG Target supports our target combined RBC ratio of between 400% and 450% in normal market conditions.

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
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, as discussed below. At this time, it is not possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the timetable for the implementation, and the efficacy, of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise targets previously provided to the markets or aspects of our business model. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
In March 2020, in response to the COVID-19 pandemic, management promptly implemented our business continuity plans, and quickly and successfully shifted all our employees to a work-from-home environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we are closely monitoring all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time it is impossible to predict if the COVID-19 pandemic will have a material adverse impact on our business, financial condition or results of operations. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Increased economic uncertainty and increased unemployment resulting from the economic impacts of the COVID-19 pandemic have also impacted sales of certain of our products and have prompted us to take actions to provide relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as disclosed in “— Regulatory Developments.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it is not possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidence of claims and may have impacted the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through year-end 2020. Additionally, circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors, nor have such circumstances led to the identification of new loss contingencies or any increases in existing loss contingencies. However, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio may be adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “— Investments — Current Environment — Selected Sector Investments,” “— Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 6 of the Notes to the Consolidated Financial Statements.
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

The FASB issued an accounting standards update (“ASU”), effective January 1, 2023, that will result in significant changes to the accounting for long-duration insurance contracts, including a requirement that all variable annuity guarantees be considered market risk benefits and measured at fair value. The Company is evaluating the new guidance and therefore is unable to estimate the impact on its financial statements. The ASU will have a significant impact on our results of operations, including our net income, and at current market interest rate levels would ultimately result in a material decrease in our stockholders’ equity.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. The impact on capital markets and the economy generally of the priorities and policies of the Biden administration is uncertain. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations.” Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities and the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity.
The above factors affect our expectations regarding future margins, which in turn, affect the amortization of certain of our intangible assets such as DAC. Significantly lower expected margins may cause us to accelerate the amortization of DAC, thereby reducing net income in the affected reporting period. We review our long-term assumptions about capital market returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review. As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
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
By focusing our product development and marketing efforts to meeting the needs of certain targeted customer segments identified as part of our strategy, we will be able to focus on offering a smaller number of products that we believe are appropriately priced given current economic conditions. We believe this strategy will benefit our expense ratio thereby increasing our profitability.
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
Regulatory Developments
Our insurance subsidiaries and BRCD are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks.”
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements.
The most critical estimates include those used in determining:

•liabilities for future policy benefits;
•amortization of DAC;
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
Liability for Future Policy Benefits
Future policy benefits for traditional long-duration insurance contracts (term, whole life insurance and income annuities) are payable over an extended period of time and the related liabilities are equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The most significant assumptions used in the establishment of liabilities for future policy benefits are mortality, benefit election and utilization, withdrawals, policy lapse and investment returns. These assumptions, intended to estimate the experience for the period the policy benefits are payable, are established at the time the policy is issued and are not updated unless a premium deficiency exists. Utilizing these assumptions, liabilities are established for each line of business. If experience is less favorable than assumed and a premium deficiency exists, DAC may be reduced, or additional insurance liabilities established, resulting in a reduction in earnings.
Future policy benefit liabilities for GMDBs and certain GMIBs relating to variable annuity contracts are based on estimates of the expected value of benefits in excess of the projected account balance, recognizing the excess ratably over the accumulation period based on total expected assessments. The most significant assumptions for variable annuity guarantees included in future policyholder benefits are projected general account and separate account investment returns, as well as policyholder behavior, including mortality, benefit election and utilization, and withdrawals.
Future policy benefit liabilities for ULSG are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero using a range of scenarios and recognizing those benefits ratably over the contract period based on total expected assessments. The Company also maintains a profit followed by losses reserve on universal life insurance with secondary guarantees, determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. The most significant assumptions used in estimating our ULSG liabilities are the general account rate of return, premium persistency, mortality and lapses, which are reviewed and updated at least annually.
The measurement of our ULSG liabilities can be significantly impacted by changes in our expected general account rate of return, which is driven by our assumption for long-term treasury yields. Our practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. Our current projections assume reversion to a ten-year treasury rate of 3% over a period of ten years. As part of our 2020 AAR, we lowered our projected long-term treasury rate from 3.75% to 3.00%, which reduced our general account earned rate, resulting in an increase in our ULSG liabilities of $1.2 billion. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
We regularly review our assumptions supporting our estimates of all actuarial liabilities for future policy benefits. For universal life insurance and variable annuity product guarantees, assumptions are updated periodically, whereas for traditional long-duration insurance contracts, assumptions are established at inception and not updated unless a premium deficiency exists. We also review our liability projections to determine if profits are projected in earlier years followed by losses projected in later years, which could require us to establish an additional liability. We aggregate insurance contracts by product and segment in assessing whether a premium deficiency or profits followed by losses exists. Differences between actual experience and the assumptions used in pricing our policies and guarantees, as well as adjustments to the related liabilities, result in changes to earnings.

See Note 1 of the Notes to the Consolidated Financial Statements for additional information on our accounting policy relating to variable annuity guarantees and the liability for future policy benefits.
Deferred Policy Acquisition Costs
DAC represents deferred costs that relate directly to the successful acquisition or renewal of insurance contracts. The recovery of DAC is dependent upon the future profitability of the related business.
DAC related to deferred annuities and universal life insurance contracts is amortized based on expected future gross profits, which is determined by using assumptions consistent with measuring the related liabilities. DAC balances and amortization for variable annuity and universal life insurance contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $245 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6-7% range.
We also generally review other long-term assumptions underlying the projections of expected future gross profits on an annual basis. These assumptions primarily relate to general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. Assumptions used in the calculation of expected future gross profits which have significantly changed are updated annually. If the update of assumptions causes expected future gross profits to increase, DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result occurs when the assumption update causes expected future gross profits to decrease.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital market inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair value-based model for embedded derivatives. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model.
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
Embedded Derivatives in Index-Linked Annuities
The Company issues and assumes through reinsurance index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.
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
The following table illustrates the impact that a range of reasonably likely variances in BHF’s credit spread would have on our consolidated balance sheet, excluding the effect of income tax, related to the embedded derivative valuation on certain variable annuity products measured at estimated fair value. Even when credit spreads do not change, the impact of the nonperformance risk adjustment on fair value will change when the cash flows within the fair value measurement change. The table only reflects the impact of changes in credit spreads on the consolidated balance sheet and not these other potential changes. In determining the ranges, we have considered current market conditions, as well as the market level of spreads that can reasonably be anticipated over the near-term.

	Balance Sheet Carrying Value at December 31, 2020
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$2,039	$(38)
As reported	$2,920	$361
50% decrease in our credit spread	$3,501	$626

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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity GMIB fees (“GMIB Fees”).
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

Results of Operations

Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2020 AAR, we lowered the long-term general account earned rate, driven by a reduction in our mean reversion rate from 3.75% to 3.00%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to policyholder behavior, mortality and expenses.
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
The following table presents the impact of the AAR on pre-tax adjusted earnings and income (loss) available to shareholders before provision for income tax for the years ended December 31, 2020 and 2019. The impact related to GMLBs is included in income (loss) available to shareholders before provision for income tax, but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Years Ended December 31,
	2020	2019
	(In millions)
GMLBs	$(1,431)	$22
Included in pre-tax adjusted earnings:
Other annuity business	128	17
Life business	(17)	24
Run-off	(1,484)	(545)
Total included in pre-tax adjusted earnings	(1,373)	(504)
Total impact on income (loss) available to shareholders before provision for income tax	$(2,804)	$(482)

Consolidated Results for the Years Ended December 31, 2020 and 2019
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2020	2019
	(In millions)
Revenues
Premiums	$766	$882
Universal life and investment-type product policy fees	3,463	3,580
Net investment income	3,601	3,579
Other revenues	413	389
Net investment gains (losses)	278	112
Net derivative gains (losses)	(18)	(1,988)
Total revenues	8,503	6,554
Expenses
Policyholder benefits and claims	5,711	3,670
Interest credited to policyholder account balances	1,092	1,063
Capitalization of DAC	(408)	(369)
Amortization of DAC and VOBA	766	382
Interest expense on debt	184	191
Other expenses	2,577	2,669
Total expenses	9,922	7,606
Income (loss) before provision for income tax	(1,419)	(1,052)
Provision for income tax expense (benefit)	(363)	(317)
Net income (loss)	(1,056)	(735)
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(1,061)	(740)
Less: Preferred stock dividends	44	21
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,105)	$(761)
The components of net income (loss) available to shareholders were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
GMLB Riders	$(2,421)	$(2,482)
Other derivative instruments	1,139	639
Net investment gains (losses)	278	112
Other adjustments	(43)	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(421)	644
Income (loss) available to shareholders before provision for income tax	(1,468)	(1,078)
Provision for income tax expense (benefit)	(363)	(317)
Net income (loss) available to shareholders	$(1,105)	$(761)
GMLB Riders. The guaranteed minimum living benefits reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, and Shield Annuities; (ii) changes in the estimated fair value of the related hedges, as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC amortization related to the preceding components.
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

Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity, excluding the GMLB Riders, is focused in the following areas:
•as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions, and interest rate forwards in connection with ULSG;
•use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market and use of interest rate forwards hedging reinvestment risk from maturing assets with higher yields than currently available in the market that support long-dated liabilities;
•use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars; and
•use of equity index options to hedge index-linked annuity products against adverse changes in equity markets.
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
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Loss available to shareholders before provision for income tax was $1.5 billion ($1.1 billion, net of income tax), an increased loss of $390 million ($344 million, net of income tax) from a loss available to shareholders before provision for income tax of $1.1 billion ($761 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by lower pre-tax adjusted earnings, discussed in greater detail below.
The decrease in income before provision for income tax was partially offset by the following key net favorable items:
•long-term interest rates declining more and equity markets increasing less in the current period than in the prior period resulted in:
◦current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business; and
◦a favorable change in the estimated fair value of the embedded derivatives associated with our fixed index annuity business;
partially offset by
◦an unfavorable impact from equity options;
•higher net investment gains (losses) reflecting:
◦higher net gains on sales of fixed maturity securities compared to prior period;
partially offset by
◦current period mark-to-market losses on equity securities compared to prior period net gains;
◦net losses due to an increase in mortgage loan reserves; and
◦lower net gains on real estate joint ventures in the current period; and

•lower losses from GMLB Riders in the current period, see “— GMLB Riders for the Years Ended December 31, 2020 and 2019.”
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 26% in the current period compared to 29% in the prior period. The decrease in the effective tax rate in the current period is driven by lower pre-tax adjusted earnings, discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Year Ended December 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,214)	$92	$466	$(449)	$(1,105)
Add: Provision for income tax expense (benefit)	266	34	(689)	26	(363)
Income (loss) available to shareholders before provision for income tax	(948)	126	(223)	(423)	(1,468)
Less: GMLB Riders	(2,421)	—	—	—	(2,421)
Less: Other derivative instruments	52	(72)	1,152	7	1,139
Less: Net investment gains (losses)	23	9	295	(49)	278
Less: Other adjustments	(35)	7	(15)	—	(43)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,433	182	(1,655)	(381)	(421)
Less: Provision for income tax expense (benefit)	266	34	(356)	(87)	(143)
Adjusted earnings	$1,167	$148	$(1,299)	$(294)	$(278)

	Year Ended December 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,486)	$300	$640	$(215)	$(761)
Add: Provision for income tax expense (benefit)	224	57	(449)	(149)	(317)
Income (loss) available to shareholders before provision for income tax	(1,262)	357	191	(364)	(1,078)
Less: GMLB Riders	(2,482)	—	—	—	(2,482)
Less: Other derivative instruments	(113)	54	711	(13)	639
Less: Net investment gains (losses)	26	15	106	(35)	112
Less: Other adjustments	44	—	(46)	11	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,263	288	(580)	(327)	644
Less: Provision for income tax expense (benefit)	235	57	(126)	(121)	45
Adjusted earnings	$1,028	$231	$(454)	$(206)	$599

Consolidated Results for the Years Ended December 31, 2020 and 2019 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Fee income	$3,606	$3,694
Net investment spread	1,599	1,650
Insurance-related activities	(2,731)	(1,648)
Amortization of DAC and VOBA	(538)	(535)
Other expenses, net of DAC capitalization	(2,308)	(2,491)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	49	26
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(421)	644
Provision for income tax expense (benefit)	(143)	45
Adjusted earnings	$(278)	$599
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Adjusted earnings were a loss of $278 million, a decrease of $877 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments;
◦higher paid claims, net of reinsurance in our Life and Run-off segments; and
◦an increase in GMDB liabilities resulting from less favorable equity market performance in the current period, net of lower income annuity benefit payments;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment;
•lower net fee income due to:
◦a decline in the net cost of insurance fees driven by the aging in-force business and a favorable adjustment resulting from a recapture transaction in the prior year in our Run-off segment; and
◦lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses in our Annuities segment;
partially offset by
◦higher unearned revenue amortization resulting from changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR, primarily in our Life segment;
•lower net investment spread due to:
◦higher interest credited to policyholders in our Annuities and Life segments; net of lower interest credited to policyholders in our Run-off segment; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account;
◦higher returns on other limited partnerships for the comparative measurement period; and
•higher net amortization of DAC and VOBA due to:

◦a net unfavorable impact resulting from changes in connection with the AAR in our Annuities and Life segments;
partially offset by
◦a favorable change in our variable annuity business from changes in actual to expected experience in our in-force blocks.
Key favorable impacts were:
•lower other expenses due to:
◦the exit of various transition services agreements with MetLife;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income; and
◦interest expense recognized in the prior period on a tax liability associated with our separation from MetLife.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 38% in the current period compared to 7% in the prior period. Certain one-time tax adjustments recognized in the prior period, primarily due to the revaluation of certain liabilities related to the Separation, resulted in an unusually low effective tax rate in the prior period. In addition to such one-time tax adjustments, our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Segments and Corporate & Other Results for the Years Ended December 31, 2020 and 2019 - Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Fee income	$2,596	$2,641
Net investment spread	999	1,052
Insurance-related activities	(213)	(238)
Amortization of DAC and VOBA	(440)	(516)
Other expenses, net of DAC capitalization	(1,509)	(1,676)
Pre-tax adjusted earnings	1,433	1,263
Provision for income tax expense (benefit)	266	235
Adjusted earnings	$1,167	$1,028
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances increased for the year ended December 31, 2020, driven by positive equity market performance; partially offset by negative net flows and policy charges.

Year Ended December 31, 2020 (1)
(In millions)
Balance, beginning of period	$99,498
Deposits	1,651
Withdrawals, surrenders and benefits	(7,964)
Net flows	(6,313)
Investment performance	13,226
Policy charges	(2,412)
Net transfers from (to) general account	(549)
Balance, end of period	$103,450

Average balance	$94,539
_______________
(1)Includes income annuities for which separate account balances at December 31, 2020 were $134 million.
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Adjusted earnings were $1.2 billion for the current period, an increase of $139 million.
Key net favorable impacts were:
•lower other expenses due to:
◦the exit of various transition services agreements with MetLife; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income;
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
partially offset by
◦higher average invested assets net of interest credited on average policyholder account balances, resulting from positive net flows in the general account; and
•lower asset-based fees from lower average separate account balances, a portion of which is offset in other expenses.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Fee income	$341	$300
Net investment spread	194	211
Insurance-related activities	(70)	(7)
Amortization of DAC and VOBA	(107)	(5)
Other expenses, net of DAC capitalization	(176)	(211)
Pre-tax adjusted earnings	182	288
Provision for income tax expense (benefit)	34	57
Adjusted earnings	$148	$231
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Adjusted earnings were $148 million for the current period, a decrease of $83 million.
Key net unfavorable impacts were:
•higher amortization of DAC and VOBA due to:
◦changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR; and
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment;
•higher costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance;
partially offset by
◦a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment; and
•lower net investment spread due to:
◦higher interest credited to policyholders in the current period due to higher imputed interest on insurance liabilities, related to modeling improvements resulting from an actuarial system conversion;
partially offset by
◦higher returns on other limited partnerships for the comparative measurement period.
Key favorable impacts were:
•higher fee income due to:
◦higher unearned revenue amortization from changes in maintenance expense and policyholder behavior assumptions made in connection with the AAR; and
◦lower ongoing net reinsurance costs as a result of reinsurance recaptured in prior periods;
•lower other expenses due to the exit of various transition services agreements with MetLife.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Fee income	$667	$742
Net investment spread	342	312
Insurance-related activities	(2,478)	(1,434)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(186)	(200)
Pre-tax adjusted earnings	(1,655)	(580)
Provision for income tax expense (benefit)	(356)	(126)
Adjusted earnings	$(1,299)	$(454)
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Adjusted earnings were a loss of $1.3 billion for the current period, a higher loss of $845 million.
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
◦a decline in the net cost of insurance fees driven by the aging in-force business and a favorable adjustment resulting from a recapture transaction in the prior year; and
◦a decrease in policyholder fees consistent with lower average account balances;
partially offset by
◦higher unearned revenue amortization resulting from changes in premium assumptions made in connection with the AAR.
The higher adjusted loss was partially offset by higher net investment spread due to a decrease in average crediting rates in the current period in connection with the low interest rate environment and higher returns on other limited partnerships for the comparative measurement period, partially offset by lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 22% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Fee income	$2	$11
Net investment spread	64	75
Insurance-related activities	30	31
Amortization of DAC and VOBA	9	(14)
Other expenses, net of DAC capitalization	(437)	(404)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	49	26
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(381)	(327)
Provision for income tax expense (benefit)	(87)	(121)
Adjusted earnings	$(294)	$(206)
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Adjusted earnings were a loss of $294 million for the current period, a higher loss of $88 million.
Key net unfavorable impacts were:
•higher other expenses driven by:
◦a premium paid in excess of debt principal and the write off of unamortized debt issuance costs in connection with the repurchase of senior notes in the current period; and
◦the allowance for credit losses recorded in the current period;
partially offset by
◦interest expense recognized in the prior period on a tax liability associated with our separation from MetLife; and
•timing of our preferred stock dividend payments.
The higher adjusted loss was partially offset by lower amortization of DAC and VOBA due to a one-time adjustment in the current period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 26% in the current period compared to 37% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

GMLB Riders for the Years Ended December 31, 2020 and 2019
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Years Ended December 31,
	2020	2019
	(In millions)
Liabilities	$(4,128)	$(1,826)
Hedges	1,052	(1,592)
Ceded reinsurance	63	(12)
Fees (1)	825	839
GMLB DAC	(233)	109
Total GMLB Riders	$(2,421)	$(2,482)
_______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $58 million and $64 million for the years ended December 31, 2020 and 2019, respectively.
GMLB Liabilities. Liabilities reported as part of GMLB Riders (“GMLB Liabilities”) include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant. Shield Annuities currently offered provide the ability for the contract holder to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with risk offset to liabilities related to guarantee rider benefits.
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
Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019
Comparative results from GMLB Riders were favorable by $61 million, primarily driven by:
•favorable changes in our GMLB hedges; and
•favorable changes in our ceded reinsurance;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and

•unfavorable changes in GMLB DAC.
Lower interest rates in the current period resulted in the following impacts:
•favorable changes to the estimated fair value of our GMLB hedges;
•favorable changes to the estimated fair value of Shield liabilities, net of unfavorable changes to the estimated fair value of the related hedges;
•favorable changes to GMLB DAC; and
•favorable changes in our ceded reinsurance;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves.
Equity markets increasing less in the current period than in the prior period resulted in the following impacts:
•unfavorable changes to the estimated fair value of variable annuity liability reserves driven by smaller gains in the current period; and
•unfavorable changes to the estimated fair value of Shield liabilities resulting from larger losses in the current period, partially due to the continued growth in the block;
partially offset by
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes to GMLB DAC.
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
An increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases expenses for labor and other materials, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
Investments
Investment Risks
Our primary investment objective is to optimize risk-adjusted net investment income and risk-adjusted total return while appropriately matching assets and liabilities. In addition, the investment process is designed to ensure that the portfolio has an appropriate level of liquidity, quality and diversification.
We are exposed to the following primary sources of investment risks, which may be heightened or exacerbated by the factors discussed in “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity”:
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
See “Risk Factors — Economic Environment and Capital markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period” and “Risk Factors —Investments-Related Risks.”
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
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about energy and oil prices impacting the energy sector and the COVID-19 pandemic. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
There has been an increased market focus on energy sector investments as a result of volatile energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.2 billion, of which 91% were investment grade, with net unrealized gains (losses) of $383 million at December 31, 2020.

There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.9 billion, of which 97% were investment grade, with net unrealized gains (losses) of $265 million at December 31, 2020.
In addition to the fixed maturity securities discussed above, we have exposure to mortgage loans and certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”) that may be impacted by the COVID-19 pandemic. Our investment managers are actively working with borrowers who are experiencing short-term financial or operational problems as a result of the COVID-19 pandemic to provide temporary relief. See “— Investments — Mortgage Loans” and Note 6 of the Notes to the Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities AFS — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile.
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

	Years Ended December 31,
	2020		2019		2018
	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.21%	$3,755	4.52%	$3,686	4.62%	$3,465
Investment fees and expenses (2)	(0.14)	(136)	(0.12)	(101)	(0.15)	(113)
Adjusted net investment income (3)	4.07%	$3,619	4.40%	$3,585	4.47%	$3,352
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

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Net investment income	$3,601	$3,579	$3,338
Less: Investment hedge adjustments	(18)	(6)	(14)
Adjusted net investment income — in the above yield table	$3,619	$3,585	$3,352
See “— Results of Operations — Consolidated Results for the Years Ended December 31, 2020 and 2019” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results for the Years Ended December 31, 2019 and 2018” in our 2019 Annual Report for an analysis of the year over year changes in net investment income.

Fixed Maturity Securities AFS
Fixed maturity securities held by type (public or private) were as follows at:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$68,328	82.8%	$58,099	81.8%
Privately-placed	14,167	17.2	12,937	18.2
Total fixed maturity securities	$82,495	100.0%	$71,036	100.0%
Percentage of cash and invested assets	72.6%		72.0%
See Note 8 of the Notes to the Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
See Notes 1 and 6 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
Fixed Maturity Securities Credit Quality — Ratings
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s, S&P, Fitch, Dominion Bond Rating Service and Kroll Bond Rating Agency. If no rating is available from a rating agency, then an internally developed rating is used.
The NAIC has methodologies to assess credit quality for certain Structured Securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with these methodologies is to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. We apply the NAIC methodologies to Structured Securities held by our insurance subsidiaries and BRCD. The NAIC’s present methodology is to evaluate Structured Securities held by insurers on an annual basis. If our insurance subsidiaries and BRCD, acquire Structured Securities that have not been previously evaluated by the NAIC but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2020					December 31, 2019
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$44,189	$—	$8,492	$52,681	63.8%	$41,463	$—	$5,252	$46,715	65.8%
2	Baa	23,022	—	3,338	26,360	32.0	19,838	—	1,610	21,448	30.2
Subtotal investment grade		67,211	—	11,830	79,041	95.8	61,301	—	6,862	68,163	96.0
3	Ba	2,408	—	118	2,526	3.1	2,015	—	72	2,087	2.9
4	B	814	—	20	834	1.0	673	—	23	696	1.0
5	Caa and lower	91	2	—	89	0.1	90	—	—	90	0.1
6	In or near default	5	—	—	5	—	—	—	—	—	—
Subtotal below investment grade		3,318	2	138	3,454	4.2	2,778	—	95	2,873	4.0
Total fixed maturity securities		$70,529	$2	$11,968	$82,495	100.0%	$64,079	$—	$6,957	$71,036	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2020
U.S. corporate	$18,201	$17,303	$1,706	$646	$50	$—	$37,906
Foreign corporate	3,520	7,286	572	124	9	—	11,511
U.S. government and agency	8,481	157	—	—	—	—	8,638
RMBS	8,204	40	19	11	20	—	8,294
CMBS	6,450	176	109	44	6	5	6,790
State and political subdivision	4,450	188	2	—	—	—	4,640
ABS	2,549	319	12	4	—	—	2,884
Foreign government	826	891	106	5	4	—	1,832
Total fixed maturity securities	$52,681	$26,360	$2,526	$834	$89	$5	$82,495

December 31, 2019
U.S. corporate	$15,313	$13,770	$1,479	$556	$42	$—	$31,160
Foreign corporate	3,162	6,113	466	90	13	—	9,844
U.S. government and agency	7,303	93	—	—	—	—	7,396
RMBS	9,020	59	15	3	21	—	9,118
CMBS	5,612	126	6	11	—	—	5,755
State and political subdivision	3,863	185	—	—	9	—	4,057
ABS	1,696	240	19	—	—	—	1,955
Foreign government	746	862	102	36	5	—	1,751
Total fixed maturity securities	$46,715	$21,448	$2,087	$696	$90	$—	$71,036
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at December 31, 2020 and 2019. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,541	31.5%	$12,633	30.9%
Consumer	11,535	23.3	9,719	23.7
Finance	11,452	23.2	9,448	23.0
Utility	7,412	15.0	6,247	15.2
Communications	3,477	7.0	2,957	7.2
Total	$49,417	100.0%	$41,004	100.0%
Structured Securities
We held $18.0 billion and $16.8 billion of Structured Securities, at estimated fair value, at December 31, 2020 and 2019, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	December 31, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,852	58.5%	$484	$4,857	53.3%	$360
Pass-through securities	3,442	41.5	157	4,261	46.7	66
Total RMBS	$8,294	100.0%	$641	$9,118	100.0%	$426
Risk profile:
Agency	$6,519	78.6%	$502	$7,216	79.2%	$256
Prime	167	2.0	5	141	1.5	9
Alt-A	793	9.6	67	883	9.7	96
Sub-prime	815	9.8	67	878	9.6	65
Total RMBS	$8,294	100.0%	$641	$9,118	100.0%	$426
Ratings profile:
Rated Aaa	$6,738	81.2%		$7,329	80.4%
Designated NAIC 1	$8,204	98.9%		$9,020	98.9%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$93	$115	$109	$123
2011	66	66	223	223
2012	146	148	138	141
2013	214	218	199	205
2014	347	367	332	346
2015	956	1,035	938	977
2016	472	515	480	497
2017	701	781	683	717
2018	1,664	1,906	1,580	1,700
2019	990	1,072	818	826
2020	558	567	$—	$—
Total	$6,207	$6,790	$5,500	$5,755
The estimated fair value of CMBS rated Aaa using rating agency ratings was $5.0 billion, or 73.4% of total CMBS, and designated NAIC 1 was $6.5 billion, or 95.0% of total CMBS, at December 31, 2020. The estimated fair value of CMBS Aaa rating agency ratings was $4.3 billion, or 74.9% of total CMBS, and designated NAIC 1 was $5.6 billion, or 97.5% of total CMBS, at December 31, 2019.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	December 31, 2020			December 31, 2019
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$1,762	61.1%	$5	$1,058	54.2%	$(8)
Consumer loans	250	8.7	6	171	8.7	2
Student loans	247	8.6	5	196	10.0	2
Automobile loans	92	3.2	5	114	5.8	2
Credit card loans	53	1.8	7	60	3.1	3
Other loans	480	16.6	22	356	18.2	9
Total	$2,884	100.0%	$50	$1,955	100.0%	$10
Ratings profile:
Rated Aaa	$1,512	52.4%		$879	45.0%
Designated NAIC 1	$2,549	88.4%		$1,696	86.8%
Allowance for Credit Losses for Fixed Maturity Securities
See Note 6 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities for an allowance for credit losses or write-offs due to uncollectibility.
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
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 6 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	December 31, 2020				December 31, 2019
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$9,714	61.1%	$44	0.5%	$9,721	61.5%	$47	0.5%
Agricultural	3,538	22.2	15	0.4%	3,388	21.4	10	0.3%
Residential	2,650	16.7	35	1.3%	2,708	17.1	7	0.3%
Total	$15,902	100.0%	$94	0.6%	$15,817	100.0%	$64	0.4%

Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 96% and 97% at December 31, 2020 and 2019, respectively. The remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

December 31, 2020
California	24%
New York	12%
Texas	7%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2020 and 2019. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

December 31, 2020
California	35%
Florida	10%
New York	8%
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,670	27.5%	$2,666	27.4%
Middle Atlantic	1,861	19.1	1,875	19.3
South Atlantic	1,832	18.9	1,887	19.4
West South Central	802	8.2	809	8.3
Mountain	736	7.6	668	6.9
East North Central	596	6.1	555	5.7
International	506	5.2	494	5.1
New England	453	4.7	412	4.2
West North Central	113	1.2	125	1.3
East South Central	80	0.8	85	0.9
Multi-region and Other	65	0.7	145	1.5
Total recorded investment	9,714	100.0%	9,721	100.0%
Less: allowance for credit losses	44		47
Carrying value, net of allowance for credit losses	$9,670		$9,674
Property type:
Office	$3,788	39.0%	$3,839	39.5%
Apartment	2,072	21.3	2,181	22.4
Retail	2,068	21.3	2,115	21.8
Hotel	934	9.6	930	9.6
Industrial	822	8.5	626	6.4
Other	30	0.3	30	0.3
Total recorded investment	9,714	100.0%	9,721	100.0%
Less: allowance for credit losses	44		47
Carrying value, net of allowance for credit losses	$9,670		$9,674

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
Our commercial mortgage loans are reviewed on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt-service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt-service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. Our residential mortgage loans are reviewed on an ongoing basis. See Note 6 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related measurement of allowance for credit losses.
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% and 53% at December 31, 2020 and 2019, respectively, and our average debt-service coverage ratio was 2.3x and 2.2x at December 31, 2020 and 2019, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 47% at December 31, 2020 and 2019, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded our loan modification and customer assistance programs.
Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At December 31, 2020, the recorded investment on mortgage loans where borrowers were offered debt service forbearance and were not making payments was $299 million, comprised of $197 million commercial mortgage loans, $23 million of agricultural mortgage loans and $79 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDRs”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 6 of the Notes to the Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 6 and 8 of the Notes to the Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the years ended December 31, 2020 and 2019.

Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLCs”) were as follows at:

	December 31, 2020	December 31, 2019
	(In millions)
Other limited partnerships interests	$2,373	$1,941
Real estate limited partnerships and LLCs (1)	437	439
Total	$2,810	$2,380
_______________
(1)The estimated fair value of real estate limited partnerships and LLCs was $501 million and $529 million at December 31, 2020 and 2019, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	December 31, 2020		December 31, 2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,582	95.6%	$3,021	93.9%
Tax credit renewable energy partnerships	64	1.7	82	2.6
Leveraged leases, net of non-recourse debt	50	1.3	64	2.0
FHLB Stock	39	1.1	39	1.2
Other	12	0.3	10	0.3
Total	$3,747	100.0%	$3,216	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Consolidated Financial Statements:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2020 and 2019.
•The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2020, 2019 and 2018.
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

Derivatives categorized as Level 3 at December 31, 2020 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	December 31, 2020		December 31, 2019
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$18	$—	$18	$—
Written	1,755	41	1,635	36
Total	$1,773	$41	$1,653	$36
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The Company did not hold non-cash collateral at either December 31, 2020 or 2019. See Note 6 of the Notes to the Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.

We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $898 million and $593 million at December 31, 2020 and 2019, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 15 of the Notes to the Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 6 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity and Equity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Limited Partnerships and Limited Liability Companies” for information on our partnership investments.
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
We periodically review the assumptions supporting our estimates of actuarial liabilities for future policy benefits. We revise estimates, to the extent permitted or required under GAAP, if we determine that future expected experience differs from assumptions used in the development of actuarial liabilities. We charge or credit changes in our liabilities to expenses in the period the liabilities are established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, we must increase them. Such an increase could adversely affect our earnings and have a material adverse effect on our business, financial condition and results of operations.
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, financial condition and results of operations. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes and acts of terrorism, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.
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
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Annuities at:

	December 31, 2020		December 31, 2019
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$3,756	$816	$1,287	$770
Equal to 2% but less than 4%	$13,029	$12,314	$13,495	$12,808
Equal to or greater than 4%	$461	$461	$489	$489
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Annuities were $254 million and $262 million at December 31, 2020 and 2019, respectively.
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

The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Life at:

	December 31, 2020		December 31, 2019
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$115	$64	$88	$74
Equal to 2% but less than 4%	$1,116	$496	$1,111	$509
Equal to or greater than 4%	$1,786	$1,786	$1,851	$1,851
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Life were $36 million and $33 million at December 31, 2020 and 2019, respectively.
Run-off
Policyholder account balances in Run-off are comprised of ULSG funding agreements and COLI. Interest crediting rates vary by type of contract and can be fixed or variable. We are exposed to interest rate risks, when guaranteeing payment of interest and return on principal at the contractual maturity date. We mitigate our risks by applying various ALM strategies.
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Run-off at:

	December 31, 2020		December 31, 2019
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Universal Life Secondary Guarantee
Greater than 0% but less than 2%	$—	$—	$—	$—
Equal to 2% but less than 4%	$5,262	$1,552	$5,440	$1,802
Equal to or greater than 4%	$562	$562	$578	$578
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Run-off were $99 million and $95 million at December 31, 2020 and 2019, respectively.
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
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity,” “— Industry Trends and Uncertainties — COVID-19 Pandemic” and “— Investments — Current Environment.”
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings and funding sources available to us, we believe we have sufficient liquidity to meet business requirements in current market conditions and certain stress scenarios. Our Board of Directors and senior management are directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $4.5 billion and $2.8 billion at December 31, 2020 and 2019, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $52.0 billion and $42.6 billion at December 31, 2020 and 2019, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
The Company
Liquidity
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets, which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which reflect the impact of various scenarios, including (i) the potential increase in our requirement to pledge additional collateral or return collateral to our counterparties, (ii) a reduction in new business sales, and (iii) the risk of early contract holder and policyholder withdrawals, as well as lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights in many of our products, which deter the customer from making withdrawals prior to the maturity date of the product. If significant cash is required beyond our anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternative sources of liquidity include cash flows from operations, sales of liquid assets and funding sources including secured funding agreements, unsecured credit facilities and secured committed facilities.
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital.”
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate cash flows within our insurance companies, our ability to effectively manage the risks of our businesses and our expected ability to borrow funds and raise additional capital to meet operating and growth needs under a variety of market and economic conditions.
We target to maintain a debt-to-capital ratio of approximately 25%, which we monitor using an average of our key leverage ratios as calculated by A.M. Best, Fitch, Moody’s and S&P. As such, we may opportunistically look to pursue additional financing over time, which may include borrowings under credit facilities, the issuance of debt, equity or hybrid securities, the incurrence of term loans, or the refinancing of existing indebtedness. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.
In support of our target combined risk-based capital (“RBC”) ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our Variable Annuity Target Funding Level. While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions, we intend to allow such assets supporting our variable annuity contracts to range between a target floor level of CTE95 and CTE98.
On February 6, 2020, we authorized the repurchase of up to $500 million of our common stock, which is in addition to the $600 million aggregate stock repurchase authorizations announced in May 2019 and August 2018, and on February 10, 2021, we authorized the repurchase of up to an additional $200 million of our common stock. On May 11, 2020, we announced that we had temporarily suspended repurchases of our common stock. On August 24, 2020, we resumed repurchases of our common stock, as was announced on August 21, 2020. Repurchases made under the February 6, 2020 and February 10, 2021 authorizations may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
We currently have no plans to declare and pay dividends on our common stock. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on and be subject to our financial condition, results of operations, cash needs, regulatory and other constraints, capital requirements (including capital requirements of our insurance subsidiaries), contractual restrictions and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns of capital on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
Rating Agencies
The following financial strength ratings represent each rating agency’s current opinion of our insurance subsidiaries’ ability to pay obligations under insurance policies and contracts in accordance with their terms and are not evaluations directed toward the protection of investors in our securities. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings as of the date of this filing are indicated in the following table. All financial strength ratings have a stable outlook unless otherwise indicated.

	A.M. Best	Fitch	Moody’s	S&P
	“A++ (superior)” to “S (suspended)”	“AAA (exceptionally strong)” to “C (distressed)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Life Insurance Company	A	A (1)	A3	A+
	3rd of 16	6th of 19	7th of 21	5th of 22
New England Life Insurance Company	A	A (1)	A3	A+
	3rd of 16	6th of 19	7th of 21	5th of 22
Brighthouse Life Insurance Company of NY	A	NR	NR	A+
	3rd of 16			5th of 22
_______________
NR = Not rated
(1) Negative outlook.
Our long-term issuer credit ratings as of the date of this filing are indicated in the following table. All long-term issuer credit ratings have a stable outlook unless otherwise indicated.

	A.M. Best	Fitch	Moody’s	S&P
	“aaa (Exceptional)” to “S (suspended)”	“AAA (highest credit quality)” to “D (default)”	“Aaa (highest quality)” to “C (lowest rated)”	“AAA (extremely strong)” to “SD (Selective Default)” or “D (Default)”
Brighthouse Financial, Inc. (1)	bbb+	BBB+ (2)	Baa3	BBB+
Brighthouse Holdings, LLC (1)	bbb+	BBB+ (2)	Baa3	BBB+
_______________
(1)Long-term Issuer Credit Rating refers to issuer credit rating, issuer default rating, long-term issuer rating and long-term counterparty credit rating for A.M. Best, Fitch, Moody’s and S&P, respectively.
(2)Negative outlook.
Additional information about financial strength ratings and credit ratings can be found on the respective websites of the rating agencies.
Rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for an in-depth description of the impact of a ratings downgrade.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Sources:
Operating activities, net	$888	$1,828	$3,062
Changes in policyholder account balances, net	6,825	4,823	2,986
Changes in payables for collateral under securities loaned and other transactions, net	861	—	888
Long-term debt issued	615	1,000	375
Preferred stock issued, net of issuance costs	948	412	—
Total sources	10,137	8,063	7,311
Uses:
Investing activities, net	5,843	7,341	4,538
Changes in payables for collateral under securities loaned and other transactions, net	—	666	—
Long-term debt repaid	1,552	602	9
Dividends on preferred stock	44	21	—
Treasury stock acquired in connection with share repurchases	473	442	105
Financing element on certain derivative instruments and other derivative related transactions, net	948	203	303
Other, net	46	56	68
Total uses	8,906	9,331	5,023
Net increase (decrease) in cash and cash equivalents	$1,231	$(1,268)	$2,288
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
Preferred Stock
See Note 10 of the Notes to the Consolidated Financial Statements for information on preferred stock issuances.
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where we maintain an active funding agreement program, along with inactive funding agreement programs with certain other regional banks in the FHLB system. Brighthouse Life Insurance Company had obligations outstanding under funding agreements of $595 million at both December 31, 2020 and 2019, respectively, which are reported in policyholder account balances. On April 2, 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity, which were repaid during the second half of 2020. During each of the years ended December 31, 2019 and 2018, there were no issuances or repayments under this funding agreement program. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on FHLB funding agreements.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million. Any such borrowings would be reported in policyholder account balances. At both December 31, 2020 and 2019, there were no borrowings under this funding agreement program. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on Farmer Mac funding agreements.
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Credit and Committed Facilities
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	December 31, 2020	December 31, 2019
	(In millions)
Senior notes	$3,042	$2,970
Term loan	—	1,000
Junior subordinated debentures	363	363
Other long-term debt (1)	31	32
Total long-term debt (2)	$3,436	$4,365
_______________
(1)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.

(2)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $35 million and $42 million at December 31, 2020 and 2019, respectively, for senior notes and junior subordinated debentures on a combined basis.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding the terms of our long-term debt.
Debt and Facility Covenants
Our debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, our 2019 Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At December 31, 2020, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” and “— Contractual Obligations,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at December 31, 2020. In 2021, through February 22, 2021, BHF repurchased an additional 855,261 shares of its common stock through open market purchases, pursuant to 10b5-1 plans, for $34 million. See Note 17 of the Notes to the Consolidated Financial Statements for information relating to the authorization of share repurchases subsequent to December 31, 2020.
Preferred Stock Dividends
See Notes 10 and 17 of the Notes to the Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
Debt Repayments
See Note 9 of the Notes to the Consolidated Financial Statements for information on debt repayments.
Debt Repurchases, Redemptions and Exchanges
We may from time to time seek to retire or purchase our outstanding indebtedness through cash purchases or exchanges for other securities, purchases in the open market, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, and applicable regulatory, legal and accounting factors. Whether or not we repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information on debt repurchases.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product, but tends to occur in the ordinary course of business. During the years ended December 31, 2020, 2019 and 2018, general account surrenders and withdrawals totaled $2.1 billion, $2.3 billion and $3.0 billion, respectively, of which $1.4 billion, $2.1 billion and $2.4 billion, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2020 and 2019, we did not pledge any cash collateral to counterparties. At December 31, 2020 and 2019, we were obligated to return cash collateral pledged to us by counterparties of $1.6 billion and $1.3 billion, respectively. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.

Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.7 billion and $3.1 billion at December 31, 2020 and 2019, respectively. Of these amounts, $937 million and $1.3 billion at December 31, 2020 and 2019, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2020 was $920 million, primarily comprised of U.S. government and agency securities that, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 6 of the Notes to the Consolidated Financial Statements.
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
Contractual Obligations
Our major contractual obligations were as follows at December 31, 2020:

	Total	One Year or Less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years
	(In millions)
Insurance liabilities	$70,404	$4,191	$3,006	$3,272	$59,935
Policyholder account balances	52,023	5,494	10,105	8,098	28,326
Payables for collateral under securities loaned and other transactions	5,252	5,252	—	—	—
Long-term debt	6,443	152	329	330	5,632
Investment commitments	1,871	1,871	—	—	—
Other	4,698	4,624	—	—	74
Total	$140,691	$21,584	$13,440	$11,700	$93,967
Insurance Liabilities
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
The total amount presented for insurance liabilities of $70.4 billion exceeds the sum of the liability amounts for future policy benefits and of $47.9 billion presented on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; and (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and are partially offset by liabilities related to accounting conventions (such as interest reserves and unearned revenue), or which are not contractually due, which are excluded.
Actual cash payments on insurance liabilities may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments as presented in the table above due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the cash payments. All estimated cash payments are presented gross of any reinsurance recoverable.

Policyholder Account Balances
Policyholder account balances generally represent the estimated cash payments on customer deposits and are based on assumptions related to withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type.
The total amount presented for policyholder account balances of $52.0 billion exceeds the liability amount of $54.5 billion presented on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions (such as interest reserves and embedded derivatives), or which are not contractually due, which are excluded.
Actual cash payments on policyholder account balances may differ significantly from the liabilities as presented on the consolidated balance sheet and the estimated cash payments as presented in the table above due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the cash payments. All estimated cash payments are presented gross of any reinsurance recoverable.
Payables for Collateral Under Securities Loaned and Other Transactions
We have accepted cash collateral in connection with securities lending and derivatives. As the securities lending transactions expire within the next year and the timing of the return of the derivatives collateral is uncertain, the return of the collateral has been included in the one year or less category in the table. We also held non-cash collateral, which is not reflected as a liability on the consolidated balance sheet of $840 million at December 31, 2020.
Long-term Debt
The total amount presented for long-term debt differs from the total amount presented on the consolidated balance sheet as the amounts presented herein do not include unamortized premiums or discounts and debt issuance costs incurred upon issuance and include future interest on such obligations for the period from January 1, 2021 through maturity. Future interest on variable rate debt was computed using prevailing rates at December 31, 2020 and, as such, does not consider the impact of future rate movements. Future interest on fixed rate debt was computed using the stated rate on the obligations.
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

The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands or as a result of compliance with regulatory requirements. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital,” “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” and “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends.”
Short-term Liquidity and Liquid Assets
At December 31, 2020 and 2019, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.6 billion and $723 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At December 31, 2020 and 2019, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.7 billion and $767 million, respectively, of which $1.6 billion and $715 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Note 10 of the Notes to the Consolidated Financial Statements.
Normalized Statutory Earnings
Normalized statutory earnings is used by management to measure our insurance companies’ ability to pay future distributions and is reflective of whether our hedging program functions as intended. Normalized statutory earnings is calculated as statutory pre-tax net gain from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses), (ii) the change in total asset requirement at CTE95, net of the change in our variable annuity reserves, and (iii) unrealized gains (losses) associated with our variable annuities risk management strategy. Normalized statutory earnings may be further adjusted for certain unanticipated items that impacted our results in order to help management and investors better understand, evaluate and forecast those results.
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

The following table presents the components of normalized statutory earnings:

	Years Ended December 31,
	2020	2019
	(In millions)
Statutory net gain from operations, pre-tax	$(0.5)	$2.2
Add: net realized capital gains (losses)	(0.4)	(0.9)
Add: change in total asset requirement at CTE95, net of the change in VA reserves	(0.6)	1.2
Add: unrealized gains (losses) on VA hedging program	1.4	(0.8)
Add: impact of NAIC VA capital reform and actuarial assumption update	(0.6)	0.1
Add: other adjustments, net	0.3	0.1
Normalized statutory earnings	$(0.4)	$1.9
Primary Sources and Uses of Liquidity and Capital
The principal sources of funds available to BHF include distributions from BH Holdings, dividends and returns of capital from its insurance subsidiaries and BRCD, capital markets issuances, as well as its own cash and cash equivalents and short-term investments. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance subsidiaries. For example, we have established internal liquidity facilities to provide liquidity within and across our regulated and non-regulated entities to support our businesses.
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
Distributions from and Capital Contributions to BH Holdings
See Note 2 of Schedule II — Condensed Financial Information (Parent Company Only) for information relating to distributions from and capital contributions to BH Holdings.
Short-term Intercompany Loans and Intercompany Liquidity Facilities
See Note 3 of Schedule II — Condensed Financial Information (Parent Company Only) for information relating to short-term intercompany loans and our intercompany liquidity facilities including obligations outstanding, issuances and repayments.

GLOSSARY
Glossary of Selected Financial Terms

Account value	The amount of money in a policyholder’s account. The value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Adjusted earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Alternative investments	General account investments in other limited partnership interests.
Assets under management (“AUM”)	General account investments and separate account assets.
Conditional tail expectation (“CTE”)	A statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities, which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst “x%” of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the five worst percent of scenarios and CTE98 represents the two worst percent of scenarios.
Credit loss on investments	The difference between the amortized cost of the security and the present value of the cash flows expected to be collected that is attributed to credit risk, is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, or if deemed uncollectible, as a permanent write-off of book value.
Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and renewal insurance and annuity contracts and which have been deferred on the balance sheet as an asset.
Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
General account assets	All insurance company assets not allocated to separate accounts.
Invested assets	General account investments in fixed maturity securities, equity securities, mortgage loans, policy loans, other limited partnership interests, real estate limited partnerships and limited liability companies, short-term investments and other invested assets.
Investment Hedge Adjustments	Earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
Market Value Adjustments	Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts.
Net amount at risk (“NAR”)	Represents the difference between a claim amount payable if a specific event occurs and the amount set aside to support the claim. The calculation of NAR can differ by policy type or guarantee.
Net investment spread	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Normalized statutory earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Normalized Statutory Earnings.”
Reinsurance	Insurance that an insurance company buys for its own protection. Reinsurance enables an insurance company to expand its capacity, stabilize its underwriting results, or finance its expanding volume.
Risk-based capital (“RBC”) ratio	The risk-based capital ratio is a method of measuring an insurance company’s capital, taking into consideration its relative size and risk profile, in order to ensure compliance with minimum regulatory capital requirements set by the National Association of Insurance Commissioners. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
Total adjusted capital (“TAC”)	Total adjusted capital primarily consists of statutory capital and surplus, as well as the statutory asset valuation reserve. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
Value of business acquired (“VOBA”)	Present value of projected future gross profits from in-force policies of acquired businesses.

Glossary of Product Terms

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.
Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of a life contingent annuity.
Annuities	Long-term, tax-deferred investments designed to help investors save for retirement.
Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.
Annuity sales	Annuity sales consist of 100 percent of direct statutory premiums, except for fixed index annuity sales distributed through MassMutual that consist of 90 percent of gross sales. Annuity sales exclude certain internal exchanges.
Benefit Base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same Benefit Base.
Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the variable annuity owner when the contract is voluntarily terminated prematurely.
Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum or periodic payments for a specified period of time or for a lifetime.
Deferred income annuity (“DIA”)	An annuity that provides a pension-like stream of income payments after a specified deferral period.
Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity Benefit Base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.
Enhanced death benefit (“EDB”)	An optional benefit that locks in investment gains annually, or every few years, or pays a minimum stated interest rate on purchase payments to the beneficiary.
Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
Guaranteed minimum accumulation benefits (“GMAB”)	An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in lump sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the Benefit Base, which could be greater than the underlying account value.
Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the Benefit Base, which could be greater than the underlying account value, upon the death of the annuitant.
Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the Benefit Base, which could be greater than the underlying account value.
Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).
Guaranteed minimum withdrawal benefit for life (“GMWB4L”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their Benefit Base each year, for the duration of the contract holder’s life, regardless of account performance.
Guaranteed minimum withdrawal benefit riders (“GMLB Riders”)	Changes in the carrying value of GMLB liabilities, related hedges and reinsurance; the fees earned directly from the GMLB liabilities; and related DAC offsets.
Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their Benefit Base each year, for which cumulative payments to the annuitant could be greater than the underlying account value.
Guaranteed minimum benefits (“GMxB”)	A general reference to all forms of guaranteed minimum benefits, inclusive of living benefits and death benefits.

Immediate annuity	An annuity for which the owner pays a lump sum and receives periodic payments immediately or soon after purchase.

Single premium immediate annuities (“SPIAs”) are single premium annuity products that provide a guaranteed level of income to the owner generally for a specified number of years or for the life of the annuitant.
Index-linked annuity	An annuity that provides for asset accumulation and asset distribution needs with an ability to share in the upside from certain financial markets such as equity indices, or an interest rate benchmark. The customer’s account value can grow or decline due to various external financial market indices performance.
Life insurance sales	Life insurance sales consist of 100 percent of annualized new premium for term life, first-year paid premium for whole life, universal life, and variable universal life, and total paid premium for indexed universal life. We exclude company-sponsored internal exchanges, corporate-owned life insurance, bank-owned life insurance, and private placement variable universal life.
Living benefits	Optional benefits (available at an additional cost) that guarantee that the owner will get back at least his original investment when the money is withdrawn.
Mortality and expense risk fees (“M&E Fees”)	Fees charged by insurance companies to compensate for the risk they take by issuing variable annuity contracts.
Net flows	Net change in customer account balances in a period including, but not limited to, new sales, full or partial exits and the net impact of clients utilizing or withdrawing their funds. It excludes the impact of markets on account balances.
Period certain annuity	An annuity that guarantees payment to the annuitant for a specified period of time and to the beneficiary if the annuitant dies before the period ends.
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

Rider	An optional feature or benefit that a variable annuity contract holder can purchase at an additional cost.
Roll-up rate	The guaranteed percentage that the Benefit Base increases by each year.
Separate account	An insurance company account, legally segregated from the general account, that holds the contract assets or subaccount investments that can be actively or passively managed and invest in stock, bonds or money market portfolios.
Step-up	An optional variable annuity feature (available at an additional cost) that can increase the Benefit Base amount if the variable annuity account value is higher than the Benefit Base on specified dates.
Surrender charge	A fee paid by a contract owner for the early withdrawal of an amount that exceeds a specific percentage or for cancellation of the contract within a specified amount of time after purchase.
Term life	Life insurance that provides a fixed death benefit in exchange for a guaranteed level premium over a specified period of time, usually ten to thirty years. Generally, term life insurance does not include any cash value, savings or investment components.
Universal life	Life insurance that provides a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be placed into the account value of the policy and credited with a stated interest rate on a monthly basis.
Variable annuity	An annuity that offers guaranteed periodic payments for a specified period of time or for a lifetime and gives owners the ability to invest in various markets though the underlying investment options, which may result in potentially higher, but variable, returns.

Variable universal life	Universal life insurance where the excess amount paid over policy charges can be directed by the policyholder into a variety of separate account investment options. In the separate account investment options, the policyholder bears the entire risk and returns of the investment results.
Whole life	Life insurance that provides a guaranteed death benefit in exchange for a guaranteed level premium for a specified period of time in order to maintain coverage for the life of the insured. Whole life products also have guaranteed minimum cash surrender values. Although the primary purpose is protection, the policyholder can withdraw or borrow against the policy (sometimes on a tax favored basis).

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
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs, including a macro interest rate hedging program. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain retirement products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our financial condition and results of operations.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Risk Management, Investment and Finance Departments primarily by holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates without adversely affecting our financial strength ratings and through the use of derivatives, such as equity futures, equity index options contracts, equity variance swaps and equity total return swaps. We may also employ reinsurance strategies to manage these exposures. Key management objectives include limiting losses, minimizing exposures to significant risks and providing additional capital capacity for future growth. The Investment and Finance Departments are also responsible for managing the exposure to foreign currency denominated investments. We use foreign currency swaps and forwards to mitigate the exposure, risk of loss and financial statement volatility associated with foreign currency denominated fixed income investments.
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

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2020. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
•the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;
•the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and
•the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase in the value of the U.S. dollar compared to the foreign currencies or decrease in the value of the U.S. dollar compared to the foreign currencies) in foreign currency exchange rates.
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $47.9 billion of insurance contracts at December 31, 2020, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•foreign currency exchange rate risk is not isolated for certain embedded derivatives within host asset and liability contracts, as the risk on these instruments is reflected as equity;
•for derivatives that qualify for hedge accounting, the impact on reported earnings may be materially different from the change in market values;
•the analysis excludes limited partnership interests; and
•the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management.

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2020
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$82,495	$(7,664)
Mortgage loans		$16,926	(853)
Policy loans		$2,042	(304)
Premiums, reinsurance and other receivables		$4,065	(317)
Embedded derivatives within asset host contracts (2)		$283	(88)
Increase (decrease) in estimated fair value of assets			(9,226)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$19,100	1,265
Long-term debt		$3,858	327
Other liabilities		$807	(6)
Embedded derivatives within liability host contracts (2)		$7,157	1,278
(Increase) decrease in estimated fair value of liabilities			2,864

Derivative instruments with interest rate risk
Interest rate contracts	$39,001	$1,894	(2,352)
Equity contracts	$47,730	$(453)	15
Foreign currency contracts	$4,013	$76	9
Increase (decrease) in estimated fair value of derivative instruments			(2,328)
Net change			$(8,690)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $47.9 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2020. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
Sensitivity Summary
Sensitivity to rising interest rates increased by $988 million, or 13%, to $8.7 billion at December 31, 2020 from $7.7 billion at December 31, 2019, primarily as a result of an increase in our fixed maturity securities portfolio and the impact of lower interest rates on the estimated fair value of these securities, in line with management expectations.
Sensitivity to a 10% rise in equity prices increased by $182 million, or 21%, to $1.0 billion at December 31, 2020 from $864 million at December 31, 2019.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Liability for Future Policy Benefits - Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
As of December 31, 2020, the liability for future policy benefits totaled $44.4 billion, and included benefits related to variable annuity contracts with guaranteed benefit riders and universal life insurance contracts with secondary guarantees. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.

Given the future policy benefit obligation for these contracts is sensitive to changes in the assumptions related to general account and separate account investment returns, and policyholder behavior including mortality, lapses, premium persistency, benefit election and utilization, and withdrawals, auditing management’s selection of these assumptions involves an especially high degree of estimation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the updating of assumptions by management included the following, among others:
•We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the significant assumptions used related to general account and separate account investment returns, and policyholder behavior including mortality, lapses, premium persistency, benefit election and utilization, and withdrawals.
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the future policy benefit liability, and compared our estimates to management’s estimates.
•We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis, including experience studies, to test that the inputs to the actuarial estimate were reasonable.
•We evaluated the methods and significant assumptions used by management to identify potential bias.
•We evaluated whether the significant assumptions used were consistent with evidence obtained in other areas of the audit.
Deferred Acquisition Cost (DAC) - Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $4.9 billion as of December 31, 2020, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums or margins. For deferred annuities and universal life contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.
Given the significance of the estimates and uncertainty associated with the long-term assumptions utilized in the determination of expected future gross profits, auditing management’s determination of the appropriateness of the assumptions used in the calculation of DAC amortization involves an especially high degree of estimation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of DAC amortization included the following, among others:
•We tested the effectiveness of management’s controls related to the determination of expected future gross profits, including those over management’s review that the significant assumptions utilized related to separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals represented a reasonable estimate.
•With assistance from our actuarial specialists, we evaluated the data included in the estimate provided by the Company’s actuaries and the methodology utilized, and evaluated the process used by the Company to determine whether the significant assumptions used were reasonable estimates based on the Company’s own experience and industry studies.

•We inquired of the Company’s actuarial specialists whether there were any changes in the methodology utilized during the year in the determination of expected future gross profits.
•We inspected supporting documentation underlying the Company’s experience studies and, utilizing our actuarial specialists, independently recalculated the amortization for a sample of policies, and compared our estimates to management’s estimates.
•We evaluated whether the significant assumptions used by the Company were consistent with evidence obtained in other areas of the audit and to identify potential bias.
•We evaluated the sufficiency of the Company’s disclosures related to DAC amortization.
Embedded Derivative Liabilities Related to Variable Annuity Guarantees - Refer to Notes 1, 7, and 8 to the consolidated financial statements.
Critical Audit Matter Description
The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2020, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $7.2 billion. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
Given the embedded derivative liability is sensitive to changes in these assumptions, auditing management’s selection of these assumptions involves an especially high degree of estimation.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions selected by management for the embedded derivative liability included the following, among others:
•We tested the effectiveness of management’s controls over the embedded derivative liability, including those over the selection of the significant assumptions related to policyholder behavior, mortality, risk margins and the Company’s nonperformance risk.
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions, tested the completeness and accuracy of the underlying data and the mathematical accuracy of the Company’s valuation model.
•We evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently derived by our actuarial specialists, drawing upon standard actuarial and industry practice.
•We evaluated the methods and assumptions used by management to identify potential bias in the determination of the embedded liability.
•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 24, 2021

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019

(In millions, except share and per share data)

	2020	2019
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $70,529 and $64,079, respectively; allowance for credit losses of $2 and $0, respectively)	$82,495	$71,036
Equity securities, at estimated fair value	138	147
Mortgage loans (net of allowance for credit losses of $94 and $64, respectively)	15,808	15,753
Policy loans	1,291	1,292
Limited partnerships and limited liability companies	2,810	2,380
Short-term investments, principally at estimated fair value	3,242	1,958
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $0, respectively)	3,747	3,216
Total investments	109,531	95,782
Cash and cash equivalents	4,108	2,877
Accrued investment income	676	684
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $0, respectively)	16,158	14,760
Deferred policy acquisition costs and value of business acquired	4,911	5,448
Current income tax recoverable	—	17
Other assets	516	584
Separate account assets	111,969	107,107
Total assets	$247,869	$227,259
Liabilities and Equity
Liabilities
Future policy benefits	$44,448	$39,686
Policyholder account balances	54,508	45,771
Other policy-related balances	3,411	3,111
Payables for collateral under securities loaned and other transactions	5,252	4,391
Long-term debt	3,436	4,365
Current income tax payable	126	—
Deferred income tax liability	1,620	1,355
Other liabilities	5,011	5,236
Separate account liabilities	111,969	107,107
Total liabilities	229,781	211,022
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,403 and $425, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,002,523 and 120,647,871 shares issued, respectively; 88,211,618 and 106,027,301 shares outstanding, respectively	1	1
Additional paid-in capital	13,878	12,908
Retained earnings (deficit)	(534)	585
Treasury stock, at cost; 32,790,905 and 14,620,570 shares, respectively	(1,038)	(562)
Accumulated other comprehensive income (loss)	5,716	3,240
Total Brighthouse Financial, Inc.’s stockholders’ equity	18,023	16,172
Noncontrolling interests	65	65
Total equity	18,088	16,237
Total liabilities and equity	$247,869	$227,259
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018

(In millions, except per share data)

	2020	2019	2018
Revenues
Premiums	$766	$882	$900
Universal life and investment-type product policy fees	3,463	3,580	3,835
Net investment income	3,601	3,579	3,338
Other revenues	413	389	397
Net investment gains (losses)	278	112	(207)
Net derivative gains (losses)	(18)	(1,988)	702
Total revenues	8,503	6,554	8,965
Expenses
Policyholder benefits and claims	5,711	3,670	3,272
Interest credited to policyholder account balances	1,092	1,063	1,079
Amortization of deferred policy acquisition costs and value of business acquired	766	382	1,050
Other expenses	2,353	2,491	2,575
Total expenses	9,922	7,606	7,976
Income (loss) before provision for income tax	(1,419)	(1,052)	989
Provision for income tax expense (benefit)	(363)	(317)	119
Net income (loss)	(1,056)	(735)	870
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(1,061)	(740)	865
Less: Preferred stock dividends	44	21	—
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,105)	$(761)	$865
Earnings per common share
Basic	$(11.58)	$(6.76)	$7.24
Diluted	$(11.58)	$(6.76)	$7.21
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018

(In millions)

	2020	2019	2018
Net income (loss)	$(1,056)	$(735)	$870
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	3,208	3,209	(1,165)
Unrealized gains (losses) on derivatives	(72)	(19)	25
Foreign currency translation adjustments	20	12	(4)
Defined benefit plans adjustment	(13)	(10)	7
Other comprehensive income (loss), before income tax	3,143	3,192	(1,137)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(667)	(668)	256
Other comprehensive income (loss), net of income tax	2,476	2,524	(881)
Comprehensive income (loss)	1,420	1,789	(11)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,415	$1,784	$(16)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$—	$1	$12,432	$406	$—	$1,676	$14,515	$65	$14,580
Cumulative effect of change in accounting principle and other, net of income tax				75		(79)	(4)		(4)
Balance at January 1, 2018	—	1	12,432	481	—	1,597	14,511	65	14,576
Treasury stock acquired in connection with share repurchases					(105)		(105)		(105)
Share-based compensation			41		(13)		28		28
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				865			865	5	870
Other comprehensive income (loss), net of income tax						(881)	(881)		(881)
Balance at December 31, 2018	—	1	12,473	1,346	(118)	716	14,418	65	14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(442)		(442)		(442)
Share-based compensation			23		(2)		21		21
Dividends on preferred stock				(21)			(21)		(21)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(740)			(740)	5	(735)
Other comprehensive income (loss), net of income tax						2,524	2,524		2,524
Balance at December 31, 2019	—	1	12,908	585	(562)	3,240	16,172	65	16,237
Cumulative effect of change in accounting principle and other, net of income tax				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Preferred stock issuances	—		948				948		948
Treasury stock acquired in connection with share repurchases					(473)		(473)		(473)
Share-based compensation		—	22		(3)		19		19
Dividends on preferred stock				(44)			(44)		(44)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(1,061)			(1,061)	5	(1,056)
Other comprehensive income (loss), net of income tax						2,473	2,473		2,473
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(1,056)	$(735)	$870
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(260)	(283)	(264)
(Gains) losses on investments, net	(278)	(112)	207
(Gains) losses on derivatives, net	424	2,547	(45)
(Income) loss from equity method investments, net of dividends and distributions	(54)	70	(66)
Interest credited to policyholder account balances	1,092	1,063	1,079
Universal life and investment-type product policy fees	(3,463)	(3,580)	(3,835)
Change in accrued investment income	(9)	84	(171)
Change in premiums, reinsurance and other receivables	(1,346)	(629)	(207)
Change in deferred policy acquisition costs and value of business acquired, net	358	8	725
Change in income tax	(243)	(316)	1,082
Change in other assets	1,968	1,974	2,143
Change in future policy benefits and other policy-related balances	3,395	1,688	1,358
Change in other liabilities	285	(26)	72
Other, net	75	75	114
Net cash provided by (used in) operating activities	888	1,828	3,062
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,459	14,146	15,819
Equity securities	68	57	22
Mortgage loans	1,935	1,538	797
Limited partnerships and limited liability companies	177	302	275
Purchases of:
Fixed maturity securities	(14,401)	(16,915)	(16,460)
Equity securities	(23)	(22)	(2)
Mortgage loans	(2,076)	(3,610)	(3,890)
Limited partnerships and limited liability companies	(581)	(463)	(358)
Cash received in connection with freestanding derivatives	6,356	2,041	1,803
Cash paid in connection with freestanding derivatives	(4,515)	(2,639)	(2,940)
Net change in policy loans	1	129	103
Net change in short-term investments	(1,271)	(1,942)	312
Net change in other invested assets	28	37	(19)
Net cash provided by (used in) investing activities	$(5,843)	$(7,341)	$(4,538)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from financing activities
Policyholder account balances:
Deposits	$10,095	$7,672	$6,480
Withdrawals	(3,270)	(2,849)	(3,494)
Net change in payables for collateral under securities loaned and other transactions	861	(666)	888
Long-term debt issued	615	1,000	375
Long-term debt repaid	(1,552)	(602)	(9)
Treasury stock acquired in connection with share repurchases	(473)	(442)	(105)
Preferred stock issued, net of issuance costs	948	412	—
Dividends on preferred stock	(44)	(21)	—
Financing element on certain derivative instruments and other derivative related transactions, net	(948)	(203)	(303)
Other, net	(46)	(56)	(68)
Net cash provided by (used in) financing activities	6,186	4,245	3,764
Change in cash, cash equivalents and restricted cash	1,231	(1,268)	2,288
Cash, cash equivalents and restricted cash, beginning of year	2,877	4,145	1,857
Cash, cash equivalents and restricted cash, end of year	$4,108	$2,877	$4,145
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$186	$187	$159
Income tax	$(100)	$16	$(895)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“Brighthouse Financial” and the “Company” refer to Brighthouse Financial, Inc. and its subsidiaries (formerly, MetLife U.S. Retail Separation Business). Brighthouse Financial, Inc. (“BHF”) is a holding company formed to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment. BHF was incorporated in Delaware in 2016 in preparation for MetLife, Inc.’s separation of a substantial portion of its former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment (the “Separation”), which was completed on August 4, 2017.
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
Summary of Significant Accounting Policies
Insurance
Future Policy Benefit Liabilities and Policyholder Account Balances
The Company establishes liabilities for future amounts payable under insurance policies. Insurance liabilities are generally equal to the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Assumptions used to measure the liability are based on the Company’s experience and include a margin for adverse deviation. The most significant assumptions used in the establishment of liabilities for future policy benefits are mortality, benefit election and utilization, withdrawals, policy lapse, and investment returns as appropriate to the respective product type.

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
The Company is also required to reflect the effect of investment gains and losses in its premium deficiency testing. When a premium deficiency exists related to unrealized gains and losses, any reductions in deferred acquisition costs or increases in insurance liabilities are recorded to other comprehensive income (loss) (“OCI”).
Policyholder account balances relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals. The Company may also hold additional liabilities for certain guaranteed benefits related to these contracts.
Liabilities for secondary guarantees on universal life insurance contracts are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on universal life with secondary guarantees (“ULSG”) determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. Changes in ULSG liabilities are recorded to net income, except for the effects of unrealized gains and losses, which are recorded to OCI.
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
Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as DAC. These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force as of the acquisition date.
The Company amortizes DAC and VOBA related to term non-participating whole life insurance over the appropriate premium paying period in proportion to the actual and expected future gross premiums that were set at contract issue. The expected premiums are based upon the premium requirement of each policy and assumptions for mortality, in-force or persistency and investment returns at policy issuance, or policy acquisition (as it relates to VOBA), include provisions for adverse deviation, and are consistent with the assumptions used to calculate future policy benefit liabilities. These assumptions are not revised after policy issuance or acquisition unless the DAC or VOBA balance is deemed to be unrecoverable from future expected profits.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company amortizes DAC and VOBA on deferred annuities and universal life insurance contracts over the estimated lives of the contracts in proportion to actual and expected future gross profits. The amortization includes interest based on rates in effect at inception or acquisition of the contracts. The amount of future gross profits is dependent principally upon investment returns in excess of the amounts credited to policyholders, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. When significant negative gross profits are expected in future periods, the Company substitutes the amount of insurance in-force for expected future gross profits as the amortization basis for DAC.
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
DAC and VOBA balances on deferred annuities and universal life insurance contracts are also adjusted to reflect the effect of investment gains and losses and certain embedded derivatives (including changes in nonperformance risk). These adjustments can create fluctuations in net income from period to period. Changes in DAC and VOBA balances related to unrealized gains and losses are recorded to OCI.
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
The Company also has intangible assets representing deferred sales inducements (“DSI”) which are included in other assets. The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize DAC. The amortization of DSI is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a possible impairment exists, the Company reviews DSI to determine whether the assets are impaired.
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
The Company accounts for assumed reinsurance similar to directly written business, except for guaranteed minimum income benefits (“GMIB”), where a portion of the directly written GMIBs are accounted for as insurance liabilities, but the associated reinsurance agreements contain embedded derivatives.
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
Guarantees accounted for as insurance liabilities in future policy benefits include guaranteed minimum death benefits (“GMDB”), the life contingent portion of the guaranteed minimum withdrawal benefits (“GMWB”) and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value.
These insurance liabilities are accrued over the accumulation phase of the contract in proportion to actual and future expected policy assessments based on the level of guaranteed minimum benefits generated using multiple scenarios of separate account returns. The scenarios are based on best estimate assumptions consistent with those used to amortize DAC. When current estimates of future benefits exceed those previously projected or when current estimates of future assessments are lower than those previously projected, liabilities will increase, resulting in a current period charge to net income. The opposite result occurs when the current estimates of future benefits are lower than those previously projected or when current estimates of future assessments exceed those previously projected. At each reporting period, the actual amount of business remaining in-force is updated, which impacts expected future assessments and the projection of estimated future benefits resulting in a current period charge or increase to earnings. Guarantees accounted for as embedded derivatives in policyholder account balances include the non-life contingent portion of GMWBs, guaranteed minimum accumulation benefits (“GMAB”), and for GMIBs the non-life contingent portion of the expected annuitization when the policyholder is forced into an annuitization upon depletion of their account value, as well as the guaranteed principal option.

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
Fixed Maturity Securities Available-For-Sale
The Company’s fixed maturity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company regularly evaluates fixed maturity securities for declines in fair value to determine if a credit loss exists. This evaluation is based on management’s case by case evaluation of the underlying reasons for the decline in fair value including, but not limited to an analysis of the gross unrealized losses by severity and financial condition of the issuer.
For fixed maturity securities in an unrealized loss position, when the Company has the intent to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery, the amortized cost basis of the security is written down to fair value through net investment gains (losses).
For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. If the Company determines the decline in estimated fair value is due to credit losses, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as an allowance through net investment gains (losses). If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the allowance related to other-than-credit factors is recorded in OCI.
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
Mortgage Loans
Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, and any deferred fees or expenses, and net of an allowance for credit losses. Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premiums and accretion of discounts. The allowance for credit losses for mortgage loans represents the Company’s best estimate of expected credit losses over the remaining life of the loans and is determined using relevant available information from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. ASUs not listed were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2020, using the modified retrospective method, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments to Topic 326 replace the incurred loss impairment methodology for certain financial instruments with one that reflects expected credit losses based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance also requires that an other-than-temporary impairment on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through realized investment gains and losses. The Company recorded an after tax net decrease to retained earnings of $14 million and a net increase to AOCI of $3 million for the cumulative effect of adoption. The adjustment included establishing or updating the allowance for credit losses on fixed maturity securities, mortgage loans, and other invested assets.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC may be applied to existing carrying amounts on the effective date or on a retrospective basis.
The Company continues to evaluate the new guidance and therefore is unable to estimate the impact on its financial statements. The most significant impact from the ASU is the requirement that all variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of variable annuity guarantees are classified as insurance liabilities.
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
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, funding agreements and ULSG.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements and term life insurance sold direct to consumers, which is no longer being offered for new sales.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity GMIB fees (“GMIB Fees”).
The following are significant items excluded from total expenses, net of income tax, in calculating adjusted earnings:
•Amounts associated with benefits related to GMIBs (“GMIB Costs”);
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and market value adjustments associated with surrenders or terminations of contracts (“Market Value Adjustments”); and
•Amortization of DAC and VOBA related to: (i) net investment gains (losses), (ii) net derivative gains (losses), (iii) GMIB Fees and GMIB Costs and (iv) Market Value Adjustments.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,433	$182	$(1,655)	$(332)	$(372)
Provision for income tax expense (benefit)	266	34	(356)	(87)	(143)
Post-tax adjusted earnings	1,167	148	(1,299)	(245)	(229)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	44	44
Adjusted earnings	$1,167	$148	$(1,299)	$(294)	(278)
Adjustments for:
Net investment gains (losses)					278
Net derivative gains (losses)					(18)
Other adjustments to net income (loss)					(1,307)
Provision for income tax (expense) benefit					220
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(1,105)

Interest revenue	$1,820	$460	$1,269	$70
Interest expense	$—	$—	$—	$184

	Year Ended December 31, 2019
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,263	$288	$(580)	$(301)	$670
Provision for income tax expense (benefit)	235	57	(126)	(121)	45
Post-tax adjusted earnings	1,028	231	(454)	(180)	625
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	21	21
Adjusted earnings	$1,028	$231	$(454)	$(206)	599
Adjustments for:
Net investment gains (losses)					112
Net derivative gains (losses)					(1,988)
Other adjustments to net income (loss)					154
Provision for income tax (expense) benefit					362
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(761)

Interest revenue	$1,809	$436	$1,265	$75
Interest expense	$—	$—	$—	$191

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2018
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,233	$285	$(57)	$(431)	$1,030
Provision for income tax expense (benefit)	210	57	(14)	(120)	133
Post-tax adjusted earnings	1,023	228	(43)	(311)	897
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	—	—
Adjusted earnings	$1,023	$228	$(43)	$(316)	892
Adjustments for:
Net investment gains (losses)					(207)
Net derivative gains (losses)					702
Other adjustments to net income (loss)					(536)
Provision for income tax (expense) benefit					14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$865

Interest revenue	$1,536	$449	$1,310	$57
Interest expense	$—	$—	$—	$158
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Annuities	$4,563	$4,648	$4,567
Life	1,334	1,328	1,389
Run-off	1,938	2,009	2,112
Corporate & Other	156	176	152
Adjustments	512	(1,607)	745
Total	$8,503	$6,554	$8,965
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2020	2019
	(In millions)
Annuities	$172,233	$156,965
Life	23,809	21,876
Run-off	38,366	35,112
Corporate & Other	13,461	13,306
Total	$247,869	$227,259
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Annuity products	$3,010	$3,106	$3,304
Life insurance products	1,619	1,709	1,827
Other products	13	36	1
Total	$4,642	$4,851	$5,132

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2020, 2019 and 2018.
3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances. Information regarding insurance liabilities by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2020	2019
	(In millions)
Annuities	$54,236	$43,843
Life	9,327	8,960
Run-off	31,196	28,064
Corporate & Other	7,608	7,701
Total	$102,367	$88,568
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For term and non-participating whole life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 9%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 0% to 8%.
Participating whole life insurance uses an interest assumption based upon non-forfeiture interest rate, ranging from 4% to 5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2020 and 2019, and 40%, 38% and 38% of gross traditional life insurance premiums for the years ended December 31, 2020, 2019 and 2018, respectively.
The liability for future policyholder benefits for long-term care insurance (included in Corporate & Other) includes assumptions for morbidity, withdrawals and interest. Interest rate assumptions used for establishing long-term care claim liabilities range from 3% to 6%. Claim reserves for long-term care insurance include best estimate assumptions for claim terminations, expenses and interest.
Policyholder account balances liabilities for fixed deferred annuities and universal life insurance have interest credited rates ranging from 1% to 7%.
Guarantees
The Company issues variable annuity contracts with guaranteed minimum benefits. GMDBs, the life contingent portion of GMWBs and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 7. The most significant assumptions for variable annuity guarantees included in future policyholder benefits are projected general account and separate account investment returns, and policyholder behavior including mortality, benefit election and utilization, and withdrawals.
The Company also has secondary guarantees on universal life insurance accounted for as insurance liabilities. The most significant assumptions used in estimating the secondary guarantee liabilities are general account rates of return, premium persistency, mortality and lapses, which are reviewed and updated at least annually.
See Note 1 for more information on guarantees accounted for as insurance liabilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2018	$1,439	$2,709	$4,232	$8,380
Incurred guaranteed benefits	186	365	484	1,035
Paid guaranteed benefits	(58)	—	—	(58)
Balance at December 31, 2018	1,567	3,074	4,716	9,357
Incurred guaranteed benefits	143	163	874	1,180
Paid guaranteed benefits	(90)	—	—	(90)
Balance at December 31, 2019	1,620	3,237	5,590	10,447
Incurred guaranteed benefits	129	1,133	1,244	2,506
Paid guaranteed benefits	(103)	—	(169)	(272)
Balance at December 31, 2020	$1,646	$4,370	$6,665	$12,681
Net Ceded/(Assumed)
Balance at January 1, 2018	$18	$—	$945	$963
Incurred guaranteed benefits	49	—	18	67
Paid guaranteed benefits	(56)	—	—	(56)
Balance at December 31, 2018	11	—	963	974
Incurred guaranteed benefits	86	—	120	206
Paid guaranteed benefits	(88)	—	—	(88)
Balance at December 31, 2019	9	—	1,083	1,092
Incurred guaranteed benefits	96	—	102	198
Paid guaranteed benefits	(101)	—	(39)	(140)
Balance at December 31, 2020	$4	$—	$1,146	$1,150
Net
Balance at January 1, 2018	$1,421	$2,709	$3,287	$7,417
Incurred guaranteed benefits	137	365	466	968
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2018	1,556	3,074	3,753	8,383
Incurred guaranteed benefits	57	163	754	974
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2019	1,611	3,237	4,507	9,355
Incurred guaranteed benefits	33	1,133	1,142	2,308
Paid guaranteed benefits	(2)	—	(130)	(132)
Balance at December 31, 2020	$1,642	$4,370	$5,519	$11,531

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2020				2019
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$108,424		$60,674		$104,271		$59,859
Separate account value	$103,315		$59,419		$99,385		$58,694
Net amount at risk	$6,438	(4)	$6,692	(5)	$6,671	(4)	$4,750	(5)
Average attained age of contract holders	70 years		70 years		68 years		68 years

	December 31,
	2020	2019
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,772	$5,957
Net amount at risk (6)	$69,083	$71,124
Average attained age of policyholders	67 years	66 years

Variable Life Contracts
Total account value (3)	$3,926	$3,526
Net amount at risk (6)	$19,909	$21,325
Average attained age of policyholders	51 years	50 years
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2020	2019
	(In millions)
Fund Groupings:
Balanced	$64,736	$64,134
Equity	32,811	29,036
Bond	9,105	8,467
Money Market	16	16
Total	$106,668	$101,653
Obligations Under Funding Agreements
Brighthouse Life Insurance Company has issued fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under the funding agreements of $144 million and $134 million at December 31, 2020 and 2019, respectively, which are reported in policyholder account balances.
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta and holds common stock in certain regional banks in the FHLB system. Holdings of FHLB common stock carried at cost were $39 million at both December 31, 2020 and 2019.
Brighthouse Life Insurance Company has an active funding agreement program with FHLB of Atlanta, along with inactive funding agreement programs with certain regional banks in the FHLB system. The Company had obligations outstanding under these funding agreements of $595 million at both December 31, 2020 and 2019, which are reported in policyholder account balances. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody, including RMBS, to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs.
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may agree to enter into funding agreements in an aggregate amount of up to $500 million. Any such borrowings would be reported in policyholder account balances. At both December 31, 2020 and 2019, there were no borrowings under this funding agreement program. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac will be granted liens on certain assets, including agricultural loans, to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DAC:
Balance at January 1,	$4,946	$5,149	$5,678
Capitalizations	408	369	322
Amortization related to net investment gains (losses) and net derivative gains (losses)	95	204	(384)
All other amortization	(833)	(577)	(560)
Total amortization	(738)	(373)	(944)
Unrealized investment gains (losses)	(209)	(199)	93
Balance at December 31,	4,407	4,946	5,149
VOBA:
Balance at January 1,	502	568	608
Amortization related to net investment gains (losses) and net derivative gains (losses)	—	(1)	(1)
All other amortization	(28)	(8)	(105)
Total amortization	(28)	(9)	(106)
Unrealized investment gains (losses)	30	(57)	66
Balance at December 31,	504	502	568
Total DAC and VOBA:
Balance at December 31,	$4,911	$5,448	$5,717
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	December 31,
	2020	2019
	(In millions)
Annuities	$3,829	$4,327
Life	971	1,019
Run-off	5	5
Corporate & Other	106	97
Total	$4,911	$5,448
The estimated future VOBA amortization expense to be reported in other expenses for the next five years is $70 million in 2021, $61 million in 2022, $52 million in 2023, $45 million in 2024 and $39 million in 2025.
Information regarding DSI was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
DSI:
Balance at January 1,	$379	$410	$431
Capitalization	2	2	2
Amortization	(71)	(38)	(41)
Unrealized investment gains (losses)	—	5	18
Balance at December 31,	$310	$379	$410

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2020, the Company had $6.7 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers and monitors ratings and the financial strength of its reinsurers. In addition, the reinsurance recoverable balance due from each reinsurer and the recoverability of such balance is evaluated as part of this overall monitoring process.
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2020 and 2019, were not significant. The Company had $5.9 billion and $5.7 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2020 and 2019, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. At December 31, 2020, the Company had an allowance for credit losses of $10 million on its reinsurance recoverable balances.
At December 31, 2020, the Company had $15.1 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $12.9 billion, or 85%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2019, the Company had $13.8 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $11.9 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.2 billion of net ceded reinsurance recoverables which were unsecured.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Premiums
Direct premiums	$1,509	$1,651	$1,699
Reinsurance assumed	10	10	11
Reinsurance ceded	(753)	(779)	(810)
Net premiums	$766	$882	$900
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$4,022	$4,048	$4,296
Reinsurance assumed	48	72	95
Reinsurance ceded	(607)	(540)	(556)
Net universal life and investment-type product policy fees	$3,463	$3,580	$3,835
Other revenues
Direct other revenues	$351	$366	$373
Reinsurance assumed	16	1	—
Reinsurance ceded	46	22	24
Net other revenues	$413	$389	$397
Policyholder benefits and claims
Direct policyholder benefits and claims	$7,545	$5,441	$4,891
Reinsurance assumed	103	36	32
Reinsurance ceded	(1,937)	(1,807)	(1,651)
Net policyholder benefits and claims	$5,711	$3,670	$3,272

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2020				2019
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$728	$6	$15,424	$16,158	$631	$14	$14,115	$14,760
Liabilities
Future policy benefits	$44,329	$119	$—	$44,448	$39,581	$105	$—	$39,686
Policyholder account balances	$51,451	$3,057	$—	$54,508	$43,154	$2,617	$—	$45,771
Other policy-related balances	$1,723	$1,688	$—	$3,411	$1,447	$1,664	$—	$3,111
Other liabilities	$3,832	$31	$1,148	$5,011	$4,106	$32	$1,098	$5,236
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $3.2 billion and $2.2 billion at December 31, 2020 and 2019, respectively. The deposit liabilities on reinsurance were $2.6 billion and $2.3 billion at December 31, 2020 and 2019, respectively.
Related Party Reinsurance Transactions
The Company has reinsurance agreements with certain MetLife, Inc. subsidiaries, including Metropolitan Life Insurance Company (“MLIC”), Metropolitan Tower Life Insurance Company and MetLife Reinsurance Company of Vermont, all of which were related parties until the completion of the MetLife Divestiture (see Note 1).
Information regarding the significant effects of reinsurance with former MetLife affiliates included on the consolidated statements of operations was as follows:

Year Ended December 31, 2018
(In millions)
Premiums
Reinsurance assumed	$6
Reinsurance ceded	(201)
Net premiums	$(195)
Universal life and investment-type product policy fees
Reinsurance assumed	$45
Reinsurance ceded	1
Net universal life and investment-type product policy fees	$46
Other revenues
Reinsurance assumed	$—
Reinsurance ceded	18
Net other revenues	$18
Policyholder benefits and claims
Reinsurance assumed	$9
Reinsurance ceded	(178)
Net policyholder benefits and claims	$(169)
The Company cedes risks to MLIC related to guaranteed minimum benefits written directly by the Company. The ceded reinsurance agreement contains embedded derivatives and changes in the estimated fair value are also included within net derivative gains (losses). Net derivative gains (losses) associated with the embedded derivatives were less than ($1) million for the year ended December 31, 2018.

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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2020					December 31, 2019
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$32,608	$2	$5,370	$70	$37,906	$28,375	$—	$2,852	$67	$31,160
Foreign corporate	10,060	—	1,501	50	11,511	9,177	—	741	74	9,844
U.S. government and agency	6,007	—	2,637	6	8,638	5,529	—	1,869	2	7,396
RMBS	7,653	—	644	3	8,294	8,692	—	438	12	9,118
CMBS	6,207	—	592	9	6,790	5,500	—	264	9	5,755
State and political subdivision	3,673	—	967	—	4,640	3,358	—	701	2	4,057
ABS	2,834	—	60	10	2,884	1,945	—	21	11	1,955
Foreign government	1,487	—	346	1	1,832	1,503	—	250	2	1,751
Total fixed maturity securities	$70,529	$2	$12,117	$149	$82,495	$64,079	$—	$7,136	$179	$71,036
The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million at December 31, 2020. The Company did not hold any non-income producing fixed maturity securities at December 31, 2019.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2020:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,504	$7,304	$14,562	$30,465	$16,694	$70,529
Estimated fair value	$1,521	$7,851	$16,339	$38,816	$17,968	$82,495
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

	December 31, 2020				December 31, 2019
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$1,737	$57	$185	$13	$2,017	$44	$326	$23
Foreign corporate	254	8	387	42	576	12	561	62
U.S. government and agency	236	6	—	—	40	2	—	—
RMBS	180	2	22	1	857	8	386	4
CMBS	332	7	44	2	559	7	171	2
State and political subdivision	48	—	—	—	143	2	8	—
ABS	506	3	629	7	362	2	676	9
Foreign government	54	1	—	—	65	2	—	—
Total fixed maturity securities	$3,347	$84	$1,267	$65	$4,619	$79	$2,128	$100
Total number of securities in an unrealized loss position	667		244		720		302
Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in OCI.
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $514 million at December 31, 2020 and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $2 million, relating to six securities at December 31, 2020. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Total
	(In millions)
Balance at January 1, 2020	$3	$1	$4
Allowance on securities where credit losses were not previously recorded	3	1	4
Reductions for securities sold	(1)	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	(1)	(1)
Write-offs charged against allowance (1)	(3)	(1)	(4)
Balance at December 31, 2020	$2	$—	$2
_______________
(1)The Company recorded total write-offs of $13 million for the year ended December 31, 2020.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2020		2019
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,714	61.4%	$9,721	61.7%
Agricultural	3,538	22.4	3,388	21.5
Residential	2,650	16.8	2,708	17.2
Total mortgage loans (1)	15,902	100.6	15,817	100.4
Allowance for credit losses	(94)	(0.6)	(64)	(0.4)
Total mortgage loans, net	$15,808	100.0%	$15,753	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $815 million and $962 million for the years ended December 31, 2020 and 2019, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $89 million at December 31, 2020.
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
Mortgage loans are evaluated in each of the three portfolio segments to determine the allowance for credit losses. The loan-level loss rates are determined using individual loan terms and characteristics, risk pools/internal ratings, national economic forecasts, prepayment speeds, and estimated default and loss severity. The resulting loss rates are applied to the mortgage loan’s amortized cost to generate an allowance for credit losses. In certain situations, the allowance for credit losses is measured as the difference between the loan’s amortized cost and liquidation value of the collateral. These situations include collateral dependent loans, expected troubled debt restructurings (“TDR”), foreclosure probable loans, and loans with dissimilar risk characteristics.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Mortgage loans are also evaluated to determine if they qualify as PCD assets. To determine if the credit deterioration experienced since origination is more than insignificant, the extent of credit deterioration is evaluated. All re-performing/modified loan (“RPL”) pools purchased after December 31, 2019 are determined to have been acquired with evidence of more than insignificant credit deterioration since origination and are classified as PCD assets. RPLs are pools of residential mortgage loans acquired at a discount or premium which have both credit and non-credit components. For PCD mortgage loans, the allowance for credit losses is determined using a similar methodology described above, except the loss-rate is determined at the pool level instead of the individual loan level. The initial allowance for credit losses, determined on a collective basis, is then allocated to the individual loans. The initial amortized cost of the loan is grossed-up to reflect the sum of the loan’s purchase price and allowance for credit losses. The difference between the grossed-up amortized cost basis and the par value of the loan is a noncredit discount or premium, which is accreted or amortized into net investment income over the remaining life of the loan. Any subsequent PCD mortgage loan allowance for credit losses is evaluated in a manner similar to the process described above for each of the three portfolio segments.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	7	15	2
Balance at January 1, 2020	27	17	22	66
Current period provision	17	(2)	13	28
Balance at December 31, 2020	$44	$15	$35	$94
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

Year Ended December 31, 2020
(In millions)
Purchase price	$159
Allowance at acquisition date	3
Discount or premium attributable to other factors	(2)
Par value	$160

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2020	2019	2018	2017	2016	Prior	Total
	(In millions)
December 31, 2020
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$317	$1,527	$1,004	$515	$1,109	$2,808	$7,280
65% to 75%	200	450	482	322	59	521	2,034
76% to 80%	—	—	—	44	79	8	131
Greater than 80%	—	—	29	—	6	234	269
Total commercial mortgage loans	517	1,977	1,515	881	1,253	3,571	9,714
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	569	526	749	391	417	663	3,315
65% to 75%	81	81	10	33	—	18	223
Total agricultural mortgage loans	650	607	759	424	417	681	3,538
Residential mortgage loans
Performing	214	381	413	131	70	1,375	2,584
Nonperforming	2	6	4	—	1	53	66
Total residential mortgage loans	216	387	417	131	71	1,428	2,650
Total	$1,383	$2,971	$2,691	$1,436	$1,741	$5,680	$15,902
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2020		2019
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,450	97.3%	$9,257	95.2%
1.00x - 1.20x	204	2.1	298	3.1
Less than 1.00x	60	0.6	166	1.7
Total	$9,714	100.0%	$9,721	100.0%
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2020 and 2019. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At December 31, 2020, $38 million of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31, 2020
	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,714	$3,538	$2,575	$15,827
30-59 days past due	—	—	9	9
60-89 days past due	—	—	24	24
90-179 days past due	—	—	27	27
180+ days past due	—	—	15	15
Total	$9,714	$3,538	$2,650	$15,902
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized and in the process of foreclosure. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At December 31, 2020, $38 million of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
December 31, 2019	$—	$21	$37	$58
December 31, 2020 (1)	$—	$—	$66	$66
_______________
(1)The Company had $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses for the year ended December 31, 2020.
Current period investment income on mortgage loans in nonaccrual status was $2 million for the year ended December 31, 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during the year ended December 31, 2020.
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
Leveraged Leases
The carrying value of leveraged leases at December 31, 2020 and 2019 was $50 million and $64 million, respectively, net of allowance for credit losses of $13 million and $0, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2020 and 2019, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Fixed maturity securities	$11,968	$6,957	$1,691
Derivatives	173	245	264
Other	(16)	(13)	(13)
Subtotal	12,125	7,189	1,942
Amounts allocated from:
Future policy benefits	(4,313)	(2,692)	(886)
DAC, VOBA and DSI	(520)	(341)	(90)
Subtotal	(4,833)	(3,033)	(976)
Deferred income tax benefit (expense)	(1,531)	(873)	(203)
Net unrealized investment gains (losses)	$5,761	$3,283	$763
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at December 31,	$3,283	$763	$1,726
Unrealized investment gains (losses) change due to cumulative effect, net of income tax	—	—	(79)
Balance at January 1,	3,283	763	1,647
Unrealized investment gains (losses) during the year	4,936	5,247	(3,057)
Unrealized investment gains (losses) relating to:
Future policy benefits	(1,621)	(1,806)	1,740
DAC, VOBA and DSI	(179)	(251)	177
Deferred income tax benefit (expense)	(658)	(670)	256
Balance at December 31,	$5,761	$3,283	$763
Change in net unrealized investment gains (losses)	$2,478	$2,520	$(884)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2020 and 2019.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2020	2019
	(In millions)
Securities on loan: (1)
Amortized cost	$2,373	$2,031
Estimated fair value	$3,603	$2,996
Cash collateral received from counterparties (2)	$3,674	$3,074
Reinvestment portfolio — estimated fair value	$3,830	$3,174
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2020				December 31, 2019
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$937	$2,300	$437	$3,674	$1,279	$1,094	$701	$3,074
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2020 was $920 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, non-agency RMBS and U.S. government and agency securities) with 63% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at December 31, 2020. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2020	2019
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$10,135	$9,349
Invested assets held in trust (reinsurance agreements) (2)	5,717	4,561
Invested assets pledged as collateral (3)	5,595	3,641
Total invested assets on deposit, held in trust and pledged as collateral	$21,447	$17,551
_______________

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $60 million and $69 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2020 and 2019, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $101 million and $124 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2020 and 2019, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, hedge funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $2.8 billion at December 31, 2020. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.5 billion at December 31, 2020. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2020, 2019 and 2018. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2020, 2019 and 2018. Aggregate total assets of these entities totaled $504.0 billion and $404.0 billion at December 31, 2020 and 2019, respectively. Aggregate total liabilities of these entities totaled $63.0 billion and $52.8 billion at December 31, 2020 and 2019, respectively. Aggregate net income (loss) of these entities totaled $37.7 billion, $33.3 billion and $33.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in legal entities that are variable interest entities (“VIE”). VIEs are consolidated when the investor is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to (i) direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2020 or 2019.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2020		2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,665	$12,581	$13,094	$12,454
Limited partnerships and LLCs	2,319	3,578	1,907	3,080
Total	$15,984	$16,159	$15,001	$15,534

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
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Investment income:
Fixed maturity securities	$2,700	$2,673	$2,565
Equity securities	6	8	7
Mortgage loans	666	680	543
Policy loans	56	67	85
Limited partnerships and LLCs (1)	240	220	258
Cash, cash equivalents and short-term investments	49	93	35
Other	54	41	41
Total investment income	3,771	3,782	3,534
Less: Investment expenses	170	203	196
Net investment income	$3,601	$3,579	$3,338
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $225 million, $181 million and $211 million for the years ended December 31, 2020, 2019, and 2018, respectively.
See “— Related Party Investment Transactions” for discussion of related party investment expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Fixed maturity securities	$297	$106	$(180)
Equity securities	—	17	(16)
Mortgage loans	(27)	(10)	(13)
Limited partnerships and LLCs	(3)	7	40
Other	11	(8)	(38)
Total net investment gains (losses)	$278	$112	$(207)
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Proceeds	$3,218	$9,259	$11,251
Gross investment gains	$390	$257	$102
Gross investment losses	(78)	(151)	(282)
Net investment gains (losses)	$312	$106	$(180)
Related Party Investment Transactions
All of the transactions reported as related party activity occurred prior to the MetLife Divestiture (see Note 1).
The Company receives investment administrative services from MetLife Investment Management, LLC (formerly known as MetLife Investment Advisors, LLC), which was considered a related party investment manager until the completion of the MetLife Divestiture. The related investment administrative service charges were $50 million for the year ended December 31, 2018.
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
Interest Rate Derivatives
Interest rate swaps: The Company uses interest rate swaps to manage the collective interest rate risks primarily in variable annuity products and ULSG. Interest rate swaps are used in non-qualifying hedging relationships.

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
Interest rate swaptions: The Company uses interest rate swaptions to manage the collective interest rate risks primarily in variable annuity products and ULSG. Interest rate swaptions are used in non-qualifying hedging relationships. Interest rate swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage the collective interest rate risks primarily in variable annuity products and ULSG. Interest rate forwards are used in cash flow and non-qualifying hedging relationships.
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
Credit default swaptions: The Company uses credit default swaptions to synthetically create investments that are either more expensive to acquire or otherwise unavailable in the cash markets. Swaptions are used to create callable bonds from replication synthetic asset transaction (“RSAT”) positions. This enhances the income of the RSAT program through earned premiums while not changing the credit profile of the RSATs. Credit default swaptions are used in non-qualifying hedging relationships.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		December 31,
		2020			2019
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$290	$66	$—	$420	$22	$—
Foreign currency swaps	Foreign currency exchange rate	2,812	134	112	2,765	190	27
Total qualifying hedges		3,102	200	112	3,185	212	27
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,295	463	—	7,559	878	29
Interest rate caps	Interest rate	2,350	2	—	3,350	2	—
Interest rate options	Interest rate	25,980	712	122	29,750	782	187
Interest rate forwards	Interest rate	8,086	851	78	5,418	94	114
Foreign currency swaps	Foreign currency exchange rate	1,000	86	32	1,051	96	15
Foreign currency forwards	Foreign currency exchange rate	201	—	—	138	—	1
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,755	41	—	1,635	36	—
Credit default options	Credit	100	—	—	—	—	—
Equity index options	Equity market	31,576	1,071	838	51,509	850	1,728
Equity variance swaps	Equity market	1,098	13	20	2,136	69	69
Equity total return swaps	Equity market	15,056	143	822	7,723	2	367
Total non-designated or non-qualifying derivatives		89,515	3,382	1,912	110,287	2,809	2,510
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	283	—	N/A	217	—
Direct index-linked annuities	Other	N/A	—	3,855	N/A	—	2,253
Direct guaranteed minimum benefits	Other	N/A	—	2,920	N/A	—	1,656
Assumed index-linked annuities	Other	N/A	—	382	N/A	—	339
Total embedded derivatives		N/A	283	7,157	N/A	217	4,248
Total		$92,617	$3,865	$9,181	$113,472	$3,238	$6,785
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2020 and 2019. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$2	$—	$3	$—	$77
Foreign currency exchange rate derivatives	15	(7)	37	—	(129)
Total cash flow hedges	17	(7)	40	—	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	3,565	—	—	—	—
Foreign currency exchange rate derivatives	(16)	(7)	—	—	—
Credit derivatives	18	—	—	—	—
Equity derivatives	(1,367)	—	—	—	—
Embedded derivatives	(2,221)	—	—	—	—
Total non-qualifying hedges	(21)	(7)	—	—	—
Total	$(4)	$(14)	$40	$—	$(52)

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$32	$—	$2	$—	$25
Foreign currency exchange rate derivatives	25	(29)	34	—	15
Total cash flow hedges	57	(29)	36	—	40
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,589	—	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—	—
Credit derivatives	44	—	—	—	—
Equity derivatives	(2,476)	—	—	—	—
Embedded derivatives	(1,192)	—	—	—	—
Total non-qualifying hedges	(2,013)	(3)	—	—	—
Total	$(1,956)	$(32)	$36	$—	$40

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
At December 31, 2020 and 2019, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was three years and four years, respectively.
At December 31, 2020 and 2019, the balance in AOCI associated with cash flow hedges was $173 million and $245 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2020			2019
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$15	$683	2.9	$11	$615	2.5
Baa	26	1,072	5.2	25	1,020	5.1
Total	$41	$1,755	4.3	$36	$1,635	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2020
Derivative assets	$3,588	$(1,342)	$(1,340)	$906	$(840)	$66
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
December 31, 2019
Derivative assets	$3,062	$(1,458)	$(1,115)	$489	$(488)	$1
Derivative liabilities	$2,522	$(1,458)	$—	$1,064	$(1,061)	$3
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2020	2019
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$668	$1,064
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,205	$1,473
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are presented in the tables below. Investments that do not have a readily determinable fair value and are measured at net asset value (or equivalent) as a practical expedient to estimated fair value are excluded from the fair value hierarchy.

	December 31, 2020
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,415	$491	$37,906
Foreign corporate	—	11,314	197	11,511
U.S. government and agency	2,217	6,421	—	8,638
RMBS	—	8,272	22	8,294
CMBS	—	6,785	5	6,790
State and political subdivision	—	4,640	—	4,640
ABS	—	2,844	40	2,884
Foreign government	—	1,832	—	1,832
Total fixed maturity securities	2,217	79,523	755	82,495
Equity securities	36	99	3	138
Short-term investments	2,782	460	—	3,242
Derivative assets: (1)
Interest rate	—	2,094	—	2,094
Foreign currency exchange rate	—	219	1	220
Credit	—	27	14	41
Equity market	—	1,213	14	1,227
Total derivative assets	—	3,553	29	3,582
Embedded derivatives within asset host contracts (2)	—	—	283	283
Separate account assets	86	111,880	3	111,969
Total assets	$5,121	$195,515	$1,073	$201,709
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$200	$—	$200
Foreign currency exchange rate	—	137	7	144
Equity market	—	1,660	20	1,680
Total derivative liabilities	—	1,997	27	2,024
Embedded derivatives within liability host contracts (2)	—	—	7,157	7,157
Total liabilities	$—	$1,997	$7,184	$9,181

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2019
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$30,831	$329	$31,160
Foreign corporate	—	9,712	132	9,844
U.S. government and agency	1,636	5,760	—	7,396
RMBS	—	9,074	44	9,118
CMBS	—	5,755	—	5,755
State and political subdivision	—	3,984	73	4,057
ABS	—	1,882	73	1,955
Foreign government	—	1,751	—	1,751
Total fixed maturity securities	1,636	68,749	651	71,036
Equity securities	14	125	8	147
Short-term investments	1,271	682	5	1,958
Derivative assets: (1)
Interest rate	—	1,778	—	1,778
Foreign currency exchange rate	—	281	5	286
Credit	—	25	11	36
Equity market	—	850	71	921
Total derivative assets	—	2,934	87	3,021
Embedded derivatives within asset host contracts (2)	—	—	217	217
Separate account assets	180	106,924	3	107,107
Total assets	$3,101	$179,414	$971	$183,486
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$330	$—	$330
Foreign currency exchange rate	—	43	—	43
Equity market	—	2,093	71	2,164
Total derivative liabilities	—	2,466	71	2,537
Embedded derivatives within liability host contracts (2)	—	—	4,248	4,248
Total liabilities	$—	$2,466	$4,319	$6,785
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2020.
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
Equity Securities and Short-term Investments
The fair value for actively traded equity securities and short-term investments are determined using quoted market prices and are classified as Level 1 assets. For financial instruments classified as Level 2 assets, fair values are determined using a market approach and are valued based on a variety of observable inputs as described below.
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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets, with changes in estimated fair value reported in net derivative gains (losses).
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

					December 31, 2020			December 31, 2019			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.02%	-	11.31%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	16.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.24%	-	21.65%	Increase (5)
			•	Nonperformance risk spread	0.47%	-	1.97%	0.54%	-	1.99%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2019	$732	$173	$74	$3	$—	$(122)	$(1,998)	$1
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	1	1	—	—	(12)	(1,192)	—
Total realized/unrealized gains (losses) included in AOCI	15	2	(1)	—	—	(1)	—	—
Purchases (7)	342	69	—	5	5	—	—	3
Sales (7)	(150)	(25)	(1)	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	155	(841)	—
Transfers into Level 3 (8)	24	42	—	—	—	—	—	—
Transfers out of Level 3 (8)	(502)	(145)	—	—	—	(4)	—	(1)
Balance, December 31, 2019	461	117	73	8	5	16	(4,031)	3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	—	—	9	(2,221)	—
Total realized/unrealized gains (losses) included in AOCI	(3)	1	—	—	—	(9)	—	—
Purchases (7)	409	58	—	—	—	—	—	—
Sales (7)	(117)	(5)	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(622)	—
Transfers into Level 3 (8)	186	11	—	—	—	—	—	—
Transfers out of Level 3 (8)	(242)	(115)	(73)	(5)	—	—	—	—
Balance, December 31, 2020	$688	$67	$—	$3	$—	$2	$(6,874)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2018 (9)	$(2)	$—	$1	$1	$—	$148	$395	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (9)	$—	$—	$1	$—	$—	$(10)	$(1,450)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (9)	$(5)	$—	$—	$—	$—	$(4)	$(2,297)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2020	$(3)	$1	$—	$—	$—	$(9)	$—	$—
Gains (Losses) Data for the year ended December 31, 2018:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$1	$2	$1	$—	$—	$152	$526	$—
Total realized/unrealized gains (losses) included in AOCI	$(33)	$(6)	$(1)	$—	$—	$9	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,808	$—	$—	$16,926	$16,926
Policy loans	$1,291	$—	$512	$1,530	$2,042
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$3,277	$—	$90	$3,975	$4,065
Liabilities
Policyholder account balances	$17,497	$—	$—	$19,100	$19,100
Long-term debt	$3,436	$—	$3,858	$—	$3,858
Other liabilities	$807	$—	$163	$644	$807
Separate account liabilities	$1,334	$—	$1,334	$—	$1,334

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2019
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,753	$—	$—	$16,383	$16,383
Policy loans	$1,292	$—	$516	$1,062	$1,578
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$2,224	$—	$41	$2,593	$2,634
Liabilities
Policyholder account balances	$15,614	$—	$—	$15,710	$15,710
Long-term debt	$4,365	$—	$3,334	$1,000	$4,334
Other liabilities	$846	$—	$191	$655	$846
Separate account liabilities	$1,189	$—	$1,189	$—	$1,189
9. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
			2020		2019
	Stated Interest Rate	Maturity	Face Value	Carrying Value	Face Value	Carrying Value
			(In millions)
Senior notes (1)	3.700%	2027	$1,300	$1,294	$1,500	$1,492
Senior notes (1)	5.625%	2030	615	614	—	—
Senior notes (1)	4.700%	2047	1,150	1,134	1,500	1,478
Term loan	LIBOR plus 1.5%	2024	—	—	1,000	1,000
Junior subordinated debentures (1)	6.250%	2058	375	363	375	363
Other long-term debt (2)	7.028%	2030	31	31	32	32
Total long-term debt (3)			$3,471	$3,436	$4,407	$4,365
_______________
(1)Interest on senior notes is payable semi-annually. Interest on junior subordinated debentures is payable quarterly subject to BHF’s right to defer interest payments in accordance with the terms of the debentures.
(2)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
(3)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $35 million and $42 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2020 and 2019, respectively.
The aggregate maturities of long-term debt at December 31, 2020 were $2 million in each of 2021, 2022, 2023 and 2024, $3 million in 2025 and $3.5 billion thereafter.
Unsecured senior notes rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $184 million, $191 million and $158 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt (continued)
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the 2019 Revolving Credit Facility (as defined below) contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company’ subsidiaries. At December 31, 2020, the Company was in compliance with these financial covenants.
Senior Notes
During the second quarter of 2020, BHF issued $615 million aggregate principal amount of senior notes due May 2030 (the “2030 Senior Notes”) for aggregate net cash proceeds of $614 million. The 2030 Senior Notes bear interest at a fixed rate of 5.625%, payable semi-annually.
During the fourth quarter of 2020, BHF used the net proceeds from the issuance of the Series C Depositary Shares (as defined in Note 10) to repurchase $200 million principal amount of senior notes due 2027 and $350 million principal amount of senior notes due 2047. In connection with this repurchase, BHF recorded a premium of $37 million paid in excess of the debt principal and wrote off $6 million of unamortized debt issuance costs, which is included in other expenses.
Junior Subordinated Debentures
During the third quarter of 2018, BHF issued $375 million of junior subordinated debentures (the “Junior Debentures”) due September 2058, which bear interest at a fixed rate of 6.25%, payable quarterly, subject to BHF’s right to defer interest payments in accordance with the terms of the debentures. In connection with the issuance of the Junior Debentures, BHF capitalized $14 million of debt issuance costs.
Credit Facilities
Revolving Credit Facility
On May 7, 2019, BHF entered into an amended and restated revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “2019 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2019 Revolving Credit Facility replaced a $2.0 billion senior unsecured revolving credit facility maturing December 2, 2021. At December 31, 2020, there were no borrowings or letters of credit outstanding under the 2019 Revolving Credit Facility.
Term Loan Facility
On February 1, 2019, BHF entered into a new term loan agreement with respect to a new $1.0 billion unsecured term loan facility maturing February 1, 2024 (the “2019 Term Loan Facility”), borrowed $1.0 billion under the 2019 Term Loan Facility, terminated its then-existing $600 million unsecured delayed draw term loan facility (the “2017 Term Loan Facility”) without penalty and repaid $600 million of borrowings outstanding under the 2017 Term Loan Facility. Debt issuance costs incurred related to the 2019 Term Loan Facility were not significant.
During the second quarter of 2020, BHF used the aggregate net proceeds from the issuances of the 2030 Senior Notes and the Series B Depositary Shares (as defined in Note 10) to repay all outstanding borrowings under the 2019 Term Loan Facility. On June 2, 2020, BHF terminated the 2019 Term Loan Facility without penalty.
For the years ended December 31, 2020, 2019 and 2018, fees associated with these credit facilities were not significant.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt (continued)
Committed Facilities
Reinsurance Financing Arrangement
On April 28, 2017, Brighthouse Reinsurance Company of Delaware (“BRCD”) entered into a $10.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes. On June 11, 2020, BRCD amended its financing arrangement to increase the maximum amount to $12.0 billion and extend the term by two years to 2039. At December 31, 2020, there were no borrowings and there was $10.9 billion of funding available under this financing arrangement. For the years ended December 31, 2020, 2019 and 2018, the Company recognized commitment fees of $30 million, $41 million and $44 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
On November 20, 2020, Brighthouse Life Insurance Company terminated without penalty its existing $2.0 billion secured committed repurchase facility with a financial institution and concurrently entered into new secured committed repurchase facilities (the “2020 Repurchase Facilities”) under which Brighthouse Life Insurance Company may continue to enter into repurchase transactions in an aggregate amount up to $2.0 billion for a term of up to three years. Under the 2020 Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2020, there were no borrowings under the 2020 Repurchase Facilities. For the years ended December 31, 2020, 2019 and 2018, fees associated with this committed facility were not significant.
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	December 31,
	2020			2019
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	—	—	—
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000	—	—	—
Not designated	99,943,900	—	—	99,983,000	—	—
Total	100,000,000	56,100	56,100	100,000,000	17,000	17,000
In November 2020, BHF issued depositary shares (the “Series C Depositary Shares”), each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 5.375% Series C non-cumulative preferred stock (the “Series C Preferred Stock”) and in the aggregate representing 23,000 shares of Series C Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $558 million. Dividends, if declared, will be payable commencing on March 25, 2021 and will accrue and be payable quarterly, in arrears, at an annual rate of 5.375% on the stated amount per share. In connection with the issuance of the Series C Depositary Shares and the underlying Series C Preferred Stock, BHF incurred $17 million of issuance costs, which have been recorded as a reduction of additional paid-in capital.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
In March 2019, BHF issued depositary shares, each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 6.600% Series A non-cumulative preferred stock (the “Series A Preferred Stock”) and in the aggregate representing 17,000 shares of Series A Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $412 million. Dividends, if declared, will accrue and be payable quarterly, in arrears, at an annual rate of 6.600% on the stated amount per share. In connection with the issuance of the depositary shares and the underlying Series A Preferred Stock, BHF incurred $13 million of issuance costs, which have been recorded as a reduction of additional paid-in capital.
The Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock (together, the “Preferred Stock”) rank equally with each other. The Preferred Stock ranks senior to common stock with respect to the payment of dividends and distributions of assets upon liquidation, dissolution or winding-up of the Company. Holders of the Preferred Stock are not entitled to any other amounts from the Company after they have received their full liquidation preference and do not have voting rights except in certain limited circumstances, including where dividends have not been paid in full for at least six dividend payment periods, whether or not such periods are consecutive. In such circumstances, the holders of the Preferred Stock, and, in turn, the underlying depositary shares, will have certain voting rights with respect to the election of additional directors to the BHF Board of Directors, as provided in the Certificate of Designations for each series of Preferred Stock.
Each series of Preferred Stock has a stated amount of $25,000 per share, is perpetual and has no maturity date. Dividends are payable, if declared, quarterly in arrears on the 25th day of March, June, September and December of each year at a specified annual rate on the stated amount per share applicable to each particular series. Dividends are recorded when declared. No dividends may be paid or declared on BHF’s common stock and BHF may not purchase, redeem, or otherwise acquire its common stock unless the full dividends for the latest completed dividend period on all outstanding Preferred Stock have been declared and either paid or a sum sufficient for the payment thereof has been set aside.
The Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company or its subsidiaries and is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. Each series of the Preferred Stock is redeemable at the Company’s option in whole or in part on or after a specified optional redemption date applicable to that series (March 25, 2024 for the Series A Preferred Stock, June 25, 2025 for the Series B Preferred Stock and December 25, 2025 for the Series C Preferred Stock) at a redemption price equal to $25,000 per share, plus any accrued but unpaid dividends. Prior to the optional redemption date applicable to each series of Preferred Stock, the Preferred Stock is redeemable at the Company’s option in whole but not in part within 90 days of the occurrence of (i) a specified rating agency event or (ii) a specified regulatory capital event, in each case at a specified redemption price.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s preferred stock by series for the years ended December 31, 2020 and 2019 were as follows:

			Series A		Series B
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
November 16, 2020	December 10, 2020	December 28, 2020	$412.50	$7	$421.88	$6
August 17, 2020	September 10, 2020	September 25, 2020	412.50	7	595.31	10
May 15, 2020	June 10, 2020	June 25, 2020	412.50	7	—	—
February 14, 2020	March 10, 2020	March 25, 2020	412.50	7	—	—
			$1,650.00	$28	$1,017.19	$16

November 15, 2019	December 10, 2019	December 26, 2019	$412.50	$7	$—	$—
August 15, 2019	September 10, 2019	September 25, 2019	412.50	7	—	—
May 15, 2019	June 10, 2019	June 25, 2019	412.50	7	—	—
			$1,237.50	$21	$—	$—
See Note 17 for information relating to preferred dividends declared subsequent to December 31, 2020.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Common Stock
Changes in common shares outstanding were as follows:

	Years Ended December 31,
	2020	2019	2018
Shares outstanding at beginning of year	106,027,301	117,532,336	119,773,106
Shares issued	354,652	199,853	674,912
Shares repurchased (1)	(18,170,335)	(11,704,888)	(2,915,682)
Shares outstanding at end of year	88,211,618	106,027,301	117,532,336
_______________
(1)Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.
On August 5, 2018, BHF authorized the repurchase of up to $200 million of its common stock. On May 3, 2019, BHF authorized the repurchase of up to an additional $400 million of its common stock. On February 6, 2020, BHF authorized the repurchase of up to an additional $500 million of its common stock. Future repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. On May 11, 2020, the Company announced that it had temporarily suspended repurchases of its common stock. On August 24, 2020, the Company resumed repurchases of its common stock, as was announced on August 21, 2020. See Note 17 for information relating to the authorization of share repurchases subsequent to December 31, 2020.
During the years ended December 31, 2020, 2019 and 2018, BHF repurchased 18,097,084 shares, 11,658,208 shares and 2,628,167 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $473 million, $442 million and $105 million, respectively. At December 31, 2020, BHF had $80 million remaining under its common stock repurchase program.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan (the “ESPP”). The Company also granted restricted stock units to certain employees and non-employee directors on September 8, 2017, shortly following the Separation (the “Founders’ Grant”). The employee stock incentive plan and the non-employee director stock compensation plan were each approved at the BHF annual meeting of stockholders held on May 23, 2018. The aggregate number of authorized shares available for issuance at December 31, 2020 under the Company’s various share-based compensation plans was 6,747,990.
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
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Restricted stock units, Founders’ Grant	$—	$—	$31
Restricted stock units	$15	$15	$7
Stock options	$—	$1	$1
Performance share units	$5	$4	$—
Employee stock purchase plan	$1	$1	$1
The share-based compensation cost for the Founders’ Grant was fully recognized by September 30, 2018. Unrecognized share-based compensation for other grants related to restricted stock units, stock options and performance share units was $17 million, $24 million and $13 million at December 31, 2020, 2019 and 2018, respectively, with a weighted average remaining recognition period of four quarters.
Equity Awards
Restricted Stock Units (“RSU”)
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
Performance Share Units (“PSU”)
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
For awards granted for performance periods in progress through December 31, 2020, the vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance goals, the Compensation Committee of BHF’s Board of Directors will determine the performance factor in its discretion. The Company estimates the fair value of performance shares semi-annually until they become payable.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2020	588,729	$41.27	253,180	$41.21
Granted	494,596	$35.68	223,003	$35.84
Forfeited	(50,251)	$38.21	(22,212)	$39.85
Paid	(241,974)	$41.90	—	$—
Outstanding at December 31, 2020	791,100	$37.80	453,971	$38.64
Vested at December 31, 2020	—	$—	—	$—

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Stock Options
Stock options represent the contingent right of award holders to purchase shares of BHF common stock at a stated price for a limited time. All stock options have an exercise price equal to the closing price of a share on the date of grant and have a maximum term of ten years. Stock options granted are exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. In May 2018, the Company granted 242,560 options at a weighted average exercise price of $53.47 for aggregate intrinsic value of $0. During the year ended December 31, 2020, no stock options were granted or exercised, and 9,121 options were forfeited or expired.
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life.
The following table presents the weighted average assumptions used to determine the grant-date fair value of stock options that BHF has granted:

Year Ended December 31, 2018 (1)
Risk-free rate of return	2.93%
Expected volatility	25.00%
Expected option life, years	5.8 years
Weighted average exercise price of stock options granted	$53.47
Weighted average fair value of stock options granted	$12.54
_______________
(1)There were no stock options granted during the years ended December 31, 2020 and 2019.
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchase common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2020, 2019 and 2018 117,950 shares, 68,897 shares and 38,898 shares, respectively, were purchased. The weighted average per share fair value of the discount under the ESPP was $8.34, $6.99 and $6.40 during the years ended December 31, 2020, 2019 and 2018, respectively, which was recorded in other expenses.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2020	2019	2018
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(979)	$1,074	$(1,104)
New England Life Insurance Company	Massachusetts	$105	$61	$130
Statutory capital and surplus was as follows at:

	December 31,
Company	2020	2019
	(In millions)
Brighthouse Life Insurance Company	$7,410	$8,746
New England Life Insurance Company	$150	$116
The Company has a reinsurance subsidiary, BRCD which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included, as admitted assets, the value of credit-linked notes, serving as collateral, which resulted in higher statutory capital and surplus of $8.0 billion and $9.0 billion for the years ended December 31, 2020 and 2019, respectively.
The statutory net income (loss) of BRCD was $145 million, ($316) million and ($1.1) billion for the years ended December 31, 2020, 2019 and 2018, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $624 million and $572 million at December 31, 2020 and 2019, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2021	2020	2019	2018
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$733	$1,250	$—	$—
New England Life Insurance Company (3)	$105	$61	$131	$400
______________
(1)Reflects dividend amounts that may be paid during 2021 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2021, some or all of such dividends may require regulatory approval.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Dividends paid by NELICO in 2018, including a $65 million ordinary cash dividend and a $335 million extraordinary dividend comprised of $135 million of cash and a $200 million surplus note, were paid to its parent, BH Holdings, LLC.

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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2020, BRCD paid an extraordinary dividend in the form of invested assets of $423 million and the settlement of affiliated reinsurance balances of $177 million, which was approved by the Delaware Commissioner in December 2019. BRCD did not pay any extraordinary dividends during the years ended December 31, 2019 and 2018. During the years ended December 31, 2020, 2019 and 2018, BRCD paid cash dividends of $1 million, $1 million and $2 million, respectively, to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2017	$1,572	$154	$(24)	$(26)	$1,676
Cumulative effect of change in accounting principle and other, net of income tax	(79)	—	—	—	(79)
Balance, January 1, 2018	1,493	154	(24)	(26)	1,597
OCI before reclassifications	(1,346)	159	(4)	6	(1,185)
Deferred income tax benefit (expense)	287	48	1	(1)	335
AOCI before reclassifications, net of income tax	434	361	(27)	(21)	747
Amounts reclassified from AOCI	181	(134)	—	1	48
Deferred income tax benefit (expense)	(39)	(40)	—	—	(79)
Amounts reclassified from AOCI, net of income tax	142	(174)	—	1	(31)
Balance at December 31, 2018	576	187	(27)	(20)	716
OCI before reclassifications	3,285	40	12	(10)	3,327
Deferred income tax benefit (expense)	(690)	(8)	—	2	(696)
AOCI before reclassifications, net of income tax	3,171	219	(15)	(28)	3,347
Amounts reclassified from AOCI	(76)	(59)	—	—	(135)
Deferred income tax benefit (expense)	16	12	—	—	28
Amounts reclassified from AOCI, net of income tax	(60)	(47)	—	—	(107)
Balance at December 31, 2019	3,111	172	(15)	(28)	3,240
OCI before reclassifications (2)	3,511	(52)	20	(14)	3,465
Deferred income tax benefit (expense)	(737)	11	(13)	4	(735)
AOCI before reclassifications, net of income tax	5,885	131	(8)	(38)	5,970
Amounts reclassified from AOCI	(303)	(20)	—	1	(322)
Deferred income tax benefit (expense)	64	4	—	—	68
Amounts reclassified from AOCI, net of income tax	(239)	(16)	—	1	(254)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of ASU 2016-13 (see Note 1).

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2020	2019	2018
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$318	$113	$(180)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	—	1	Net investment income
Net unrealized investment gains (losses)	(15)	(37)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	303	76	(181)
Income tax (expense) benefit	(64)	(16)	39
Net unrealized investment gains (losses), net of income tax	239	60	(142)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	2	32	98	Net derivative gains (losses)
Interest rate swaps	3	2	3	Net investment income
Interest rate forwards	—	—	31	Net derivative gains (losses)
Interest rate forwards	—	—	2	Net investment income
Foreign currency swaps	15	25	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	20	59	134
Income tax (expense) benefit	(4)	(12)	40
Gains (losses) on cash flow hedges, net of income tax	16	47	174

Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	—	(1)
Amortization of defined benefit plan items, before income tax	(1)	—	(1)
Income tax (expense) benefit	—	—	—
Amortization of defined benefit plan items, net of income tax	(1)	—	(1)
Total reclassifications, net of income tax	$254	$107	$31
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
Other revenues consisted primarily of 12b-1 fees of $325 million, $336 million and $360 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Compensation	$346	$333	$289
Contracted services and other labor costs	281	287	245
Transition services agreements	127	245	279
Establishment costs	112	118	239
Premium and other taxes, licenses and fees	44	48	68
Separate account fees	466	488	524
Volume related costs, excluding compensation, net of DAC capitalization	662	636	628
Interest expense on debt	184	191	158
Other	131	145	145
Total other expenses	$2,353	$2,491	$2,575
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 9 for attribution of interest expense by debt issuance.
Related Party Expenses
See Note 16 for a discussion of related party expenses included in the table above.
12. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2020, 2019 and 2018, the total employer contributions for the qualified defined contribution plan were $17 million, $15 million and $14 million, respectively, and the total expense recognition for the non-qualified defined contribution plans were $7 million, $6 million and $3 million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $182 million and $164 million at December 31, 2020 and 2019, respectively. This plan was fully funded at December 31, 2020 and 2019 with assets in excess of the accumulated benefit obligation of $8 million and $7 million, respectively. The Company did not make any employer contributions to this qualified plan during 2020 or 2019.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $111 million and $106 million at December 31, 2020 and 2019, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $65 million and $72 million at December 31, 2020 and 2019, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Employee Benefit Plans (continued)
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. At the time of Separation, BHF established a receivable from MetLife in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable from MetLife under the EMA for future total estimated benefit payments, claims and premiums was $197 million and $193 million at December 31, 2020 and 2019, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Current:
Federal	$30	$(36)	$(166)
State and local	6	4	—
Subtotal	36	(32)	(166)
Deferred:
Federal	(399)	(285)	285
Provision for income tax expense (benefit)	$(363)	$(317)	$119
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Tax provision at statutory rate	$(298)	$(221)	$207
Tax effect of:
Excess loss account - Separation from MetLife	—	—	(2)
Dividends received deduction	(42)	(42)	(44)
Tax credits	(25)	(31)	(25)
Release of valuation allowance	—	—	(11)
Other, net	2	(23)	(6)
Provision for income tax expense (benefit)	$(363)	$(317)	$119
Effective tax rate	26%	30%	12%

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2020	2019
	(In millions)
Deferred income tax assets:
Tax credit carryforwards	$133	$106
Net operating loss carryforwards	1,486	1,087
Employee benefits	15	17
Intangibles	58	93
Investments, including derivatives	—	260
Other	—	15
Total deferred income tax assets	1,692	1,578
Deferred income tax liabilities:
Policyholder liabilities and receivables	905	1,277
Net unrealized investment gains	1,532	871
DAC	720	785
Investments, including derivatives	154	—
Other	1	—
Total deferred income tax liabilities	3,312	2,933
Net deferred income tax asset (liability)	$(1,620)	$(1,355)
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2020.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$3,011
Indefinite	4,064
$7,075
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2020.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2020-2024	$—	$18
2025-2029	—	70
2030-2034	—	28
2035-2039	17	—
Indefinite	—	—
	$17	$116
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Balance at January 1,	$35	$35	$23
Additions for tax positions of prior years	—	—	12
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$35	$35	$35
Unrecognized tax benefits that, if recognized would impact the effective rate	$35	$35	$35
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2020, 2019 and 2018.
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
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive as partial consideration for its contribution of assets to BHF future payments from BHF, equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or are deemed to, realize as a result of the utilization of Brighthouse Financial, Inc. and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2020 and 2019, included in other liabilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
The Company also entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. In November 2018, MetLife paid $909 million to Brighthouse Financial under the tax separation agreement. For the years ended December 31, 2020 and 2019, Brighthouse Financial paid MetLife $0 and $3 million, respectively, under the tax separation agreement. At December 31, 2020 and 2019, the current income tax liability included $136 million and $130 million, respectively, payable to MetLife related to this agreement.
14. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Years Ended December 31,
	2020	2019	2018
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,105)	$(761)	$865

Weighted average common shares outstanding — basic	95,350,822	112,508,650	119,386,280
Dilutive effect of share-based awards	—	—	441,198
Weighted average common shares outstanding — diluted	95,350,822	112,508,650	119,827,478

Earnings per common share:
Basic	$(11.58)	$(6.76)	$7.24
Diluted	$(11.58)	$(6.76)	$7.21
For the years ended December 31, 2020 and 2019, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.
For the year ended December 31, 2018, weighted average shares used for calculating diluted earnings per common share excludes 217,990 of out-of-the-money stock options, as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the periods presented. See Note 10 for further information on share-based compensation plans.
15. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a number of litigation matters. In some of the matters, large or indeterminate amounts, including punitive and treble damages, are sought. Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. This variability in pleadings, together with the actual experience of the Company in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2020.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2020, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to previously, large or indeterminate amounts, including punitive and treble damages, are sought. Although, in light of these considerations, it is possible that an adverse outcome in certain cases could have a material effect upon the Company’s financial position, based on information currently known by the Company’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have such an effect. However, given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
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
Disputes have arisen with counterparties in connection with reinsurance arrangements where the Company’s subsidiaries are acting as either the reinsured or the reinsurer. These disputes involve assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and in certain of such disputes the counterparty has made a request to arbitrate the dispute.
As of December 31, 2020, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to approximately $125 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $210 million and $206 million at December 31, 2020 and 2019, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.8 billion at December 31, 2020 and 2019, respectively.

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
In addition, the Company indemnifies its directors and officers as provided in its charters and bylaws. Also, the Company indemnifies its agents for liabilities incurred as a result of their representation of the Company’s interests. Since these indemnities are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these indemnities in the future.
The Company’s recorded liabilities were $1 million at both December 31, 2020 and 2019 for indemnities, guarantees and commitments.
16. Related Party Transactions
The Company has various existing arrangements with its Brighthouse affiliates and had previous arrangements with MetLife for services necessary to conduct its activities. Certain of the MetLife services have continued, however, MetLife ceased to be a related party in June 2018. See Note 11 for amounts related to continuing transition services.
Non-Broker-Dealer Transactions
The Company had income and expenses from transactions with MetLife (excluding broker-dealer transactions) of ($182) million and $133 million, respectively, for the year ended December 31, 2018.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Related Party Transactions (continued)

Shared Services and Overhead Allocations
MetLife provides the Company certain services, which include, but are not limited to, treasury, financial planning and analysis, legal, human resources, tax planning, internal audit, financial reporting and information technology. The Company is charged for these services through a transition services agreement and the costs are allocated to the legal entities and products within the Company. When specific identification to a particular legal entity and/or product is not practicable, an allocation methodology based on various performance measures or activity-based costing, such as sales, new policies/contracts issued, reserves, and in-force policy counts is used. The bases for such charges are modified and adjusted by management when necessary or appropriate to reflect fairly and equitably the actual incidence of cost incurred by the Company and/or affiliate. Management believes that the methods used to allocate expenses under these arrangements are reasonable. Costs incurred with MetLife prior to the MetLife Divestiture (see Note 1) under these arrangements, that were considered related party expenses, were $186 million for the year ended December 31, 2018 and were recorded in other expenses.
17. Subsequent Events
Common Stock Repurchase Authorization
On February 10, 2021, BHF authorized the repurchase of up to an additional $200 million of common stock. No common stock repurchases have been made under the February 10, 2021 authorization as of February 24, 2021. Future repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.
Preferred Stock Dividend
On February 16, 2021, BHF declared a dividend of $412.50 per share on its Series A Preferred Stock, $421.88 per share on its Series B Preferred Stock and $466.58 per share on its Series C Preferred Stock for a total of $25 million, which will be paid on March 25, 2021 to stockholders of record as of March 10, 2021.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2020
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$6,007	$8,638	$8,638
State and political subdivision	3,673	4,640	4,640
Public utilities	3,699	4,489	4,489
Foreign government	1,487	1,832	1,832
All other corporate bonds	38,696	44,630	44,630
Total bonds	53,562	64,229	64,229
Mortgage-backed and asset-backed securities	16,694	17,968	17,968
Redeemable preferred stock	273	298	298
Total fixed maturity securities	70,529	82,495	82,495
Equity securities:
Non-redeemable preferred stock	98	99	99
Common stock:
Industrial, miscellaneous and all other	34	37	37
Public utilities	—	2	2
Total equity securities	132	138	138
Mortgage loans	15,808		15,808
Policy loans	1,291		1,291
Limited partnerships and LLCs	2,810		2,810
Short-term investments	3,242		3,242
Other invested assets	3,747		3,747
Total investments	$97,559		$109,531
_______________
(1)Cost or amortized cost for fixed maturity securities represents original cost reduced by impairments that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for limited partnerships and LLCs, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2020 and 2019
(In millions, except share and per share data)

	2020	2019
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $45 and $44, respectively; allowance for credit losses of $0 and $0, respectively)	$47	$44
Short-term investments, principally at estimated fair value	1,333	459
Investment in subsidiary	20,326	20,222
Total investments	21,706	20,725
Cash and cash equivalents	262	212
Premiums and other receivables	197	199
Current income tax recoverable	62	36
Deferred income tax receivable	1	8
Other assets	4	7
Total assets	$22,232	$21,187
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$3,858	$4,676
Other liabilities	351	339
Total liabilities	4,209	5,015
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $1,403 and $425, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,002,523 and 120,647,871 shares issued, respectively; 88,211,618 and 106,027,301 shares outstanding, respectively	1	1
Additional paid-in capital	13,878	12,908
Retained earnings (deficit)	(534)	585
Treasury stock, at cost; 32,790,905 and 14,620,570 shares, respectively	(1,038)	(562)
Accumulated other comprehensive income (loss)	5,716	3,240
Total stockholders’ equity	18,023	16,172
Total liabilities and stockholders’ equity	$22,232	$21,187
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Condensed Statements of Operations
Revenues
Net investment income	$7	$20	$10
Other revenues	19	24	5
Net derivative gains (losses)	8	—	—
Total revenues	34	44	15
Expenses
Debt repayment costs	43	—	—
Other expenses	211	219	183
Total expenses	254	219	183
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(220)	(175)	(168)
Provision for income tax expense (benefit)	(45)	(37)	(30)
Income (loss) before equity in earnings (losses) of subsidiaries	(175)	(138)	(138)
Equity in earnings (losses) of subsidiaries	(886)	(602)	1,003
Net income (loss)	(1,061)	(740)	865
Less: Preferred stock dividends	44	21	—
Net income (loss) available to common shareholders	$(1,105)	$(761)	$865
Comprehensive income (loss)	$1,415	$1,784	$(16)
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$(1,061)	$(740)	$865
Equity in (earnings) losses of subsidiaries	886	602	(1,003)
Distributions from subsidiary	1,468	195	52
Other, net	68	(16)	7
Net cash provided by (used in) operating activities	1,361	41	(79)
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	11	194	3
Purchases of fixed maturity securities	(12)	(4)	—
Capital contributions to subsidiary	—	(412)	(208)
Net change in short-term investments	(873)	(455)	—
Net cash provided by (used in) investing activities	(874)	(677)	(205)
Cash flows from financing activities
Long-term and short-term debt issued	1,764	2,156	893
Long-term and short-term debt repaid	(2,590)	(1,716)	(351)
Treasury stock acquired in connection with share repurchases	(473)	(442)	(105)
Preferred stock issued, net of issuance costs	948	412	—
Dividends on preferred stock	(44)	(21)	—
Other, net	(42)	(2)	(18)
Net cash provided by (used in) financing activities	(437)	387	419
Change in cash and cash equivalents	50	(249)	135
Cash and cash equivalents, beginning of year	212	461	326
Cash and cash equivalents, end of year	$262	$212	$461
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$184	$187	$158
Income tax:
Cash received from MetLife, Inc. for income tax	$—	$—	$(7)
Income tax paid (received) by Brighthouse Financial, Inc.	(25)	(4)	1
Net cash paid (received) for income tax	$(25)	$(4)	$(6)
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
Beginning in 2020, the Parent Company elected to change the presentation of equity in earnings (losses) of subsidiaries, including it as a separate component on net income in the Condensed Statement of Operations. This presentation was applied to all periods presented in the condensed financial information of the Parent Company. Previously, this activity was presented as a component of total revenues.
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
2. Investment in Subsidiary
During the years ended December 31, 2020, 2019 and 2018, BHF made cash capital contributions of $0, $412 million and $208 million, respectively, to BH Holdings and received cash distributions of $1.5 billion, $195 million and $52 million, respectively, from BH Holdings. Distributions received during the year ended December 31, 2020 primarily relate to $1.3 billion of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2020	2019
			(In millions)
Senior notes — unaffiliated	3.700%	2027	$1,294	$1,492
Senior notes — unaffiliated	5.625%	2030	614	—
Senior notes — unaffiliated	4.700%	2047	1,134	1,478
Term loan — unaffiliated	LIBOR plus 1.5%	2024	—	1,000
Junior subordinated debentures — unaffiliated	6.250%	2058	363	363
Total long-term debt (1)			3,405	4,333
Short-term intercompany loans			453	343
Total long-term and short-term debt (1)			$3,858	$4,676
_______________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $35 million and $42 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2020 and 2019, respectively.
The aggregate maturities of long-term and short-term debt at December 31, 2020 were $453 million in 2021, $0 in each of 2022, 2023, 2024 and 2025 and $3.4 billion thereafter.
Interest expense related to long-term and short-term debt of $183 million, $191 million and $157 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in other expenses.

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
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2020, 2019 and 2018, BHF borrowed $1.2 billion, $1.2 billion and $478 million, respectively, from certain of its non-insurance subsidiaries and repaid $1.0 billion, $1.1 billion and $311 million of such borrowings during the years ended December 31, 2020, 2019 and 2018, respectively. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2020, 2019 and 2018 was 0.05%, 0.95% and 1.80%, respectively.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the years ended December 31, 2020 and 2019, there were no borrowings or repayments by BHF under these facilities. In the second quarter of 2018, BHF borrowed $40 million from NELICO under this facility and repaid such borrowing in the third quarter of 2018.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2020 and 2019
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2020
Annuities	$3,829	$10,452	$43,784	$—	$86
Life	971	6,242	3,085	10	350
Run-off	5	23,558	7,638	—	184
Corporate & Other	106	7,607	1	5	—
Total	$4,911	$47,859	$54,508	$15	$620
2019
Annuities	$4,327	$9,073	$34,770	$—	$88
Life	1,019	5,832	3,128	13	335
Run-off	5	20,192	7,872	—	151
Corporate & Other	97	7,700	1	6	—
Total	$5,448	$42,797	$45,771	$19	$574
_______________
(1)Amounts are included within the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2020, 2019 and 2018
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2020
Annuities	$2,656	$1,809	$2,452	$668	$1,554
Life	848	459	869	107	176
Run-off	641	1,263	3,422	—	186
Corporate & Other	84	70	60	(9)	437
Total	$4,229	$3,601	$6,803	$766	$2,353
2019
Annuities	$2,788	$1,797	$1,414	$363	$1,676
Life	871	434	824	5	211
Run-off	718	1,273	2,436	—	200
Corporate & Other	85	75	59	14	404
Total	$4,462	$3,579	$4,733	$382	$2,491
2018
Annuities	$2,947	$1,522	$1,597	$944	$1,629
Life	927	447	768	90	241
Run-off	776	1,312	1,922	—	202
Corporate & Other	85	57	64	16	503
Total	$4,735	$3,338	$4,351	$1,050	$2,575
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2020, 2019 and 2018
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2020
Life insurance in-force	$541,463	$164,336	$7,293	$384,420	1.9%
Insurance premium
Life insurance (1)	$1,289	$538	$10	$761	1.3%
Accident & health insurance	220	215	—	5	—%
Total insurance premium	$1,509	$753	$10	$766	1.3%
2019
Life insurance in-force	$568,120	$175,728	$7,153	$399,545	1.8%
Insurance premium
Life insurance (1)	$1,424	$556	$10	$878	1.1%
Accident & health insurance	227	223	—	4	—%
Total insurance premium	$1,651	$779	$10	$882	1.1%
2018
Life insurance in-force	$597,694	$191,083	$7,458	$414,069	1.8%
Insurance premium
Life insurance (1)	$1,468	$580	$11	$899	1.2%
Accident & health insurance	231	230	—	1	—%
Total insurance premium	$1,699	$810	$11	$900	1.2%
_______________
(1)Includes annuities with life contingencies.
All of the transactions reported as related party activity occurred prior to the MetLife Divestiture (see Note 1). For the year ended December 31, 2018, reinsurance ceded and assumed included related party transactions for life insurance premiums of $201 million and $6 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

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
February 24, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2021 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2021 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2021 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2021 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the 2021 Proxy Statement, which information is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”
2.Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”
3.Exhibits: The exhibits are listed in the “Exhibit Index” below. Entries marked by the symbol # next to the exhibit’s number identify management contracts or compensation plans or arrangements.

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
3.1.1
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 6.600% Non-Cumulative Preferred Stock, Series A, dated March 20, 2019, filed with the Secretary of State of the State of Delaware and effective March 20, 2019 (the “Series A Certificate of Designations”) is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed March 25, 2019 (our “March 25, 2019 8-K”).

3.1.2
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 6.750% Non-Cumulative Preferred Stock, Series B, dated May 19, 2020, filed with the Secretary of State of the State of Delaware and effective May 19, 2020 (the “Series B Certificate of Designations”), is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 21, 2020 (our “May 21, 2020 8-K”).

3.1.3
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 5.375% Non-Cumulative Preferred Stock, Series C, dated November 18, 2020, filed with the Secretary of State of the State of Delaware and effective November 18, 2020 (the “Series C Certificate of Designations”), is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 20, 2020 (our “November 20, 2020 8-K”).

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

4.3.1
First Supplemental Indenture, dated as of May 15, 2020, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to our May 15, 2020 8-K.

4.4	Form of 5.625% Senior Notes due 2030 (included in Exhibit A to Exhibit 4.3.1).
4.5
Junior Subordinated Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 12, 2018 (our “September 12, 2018 8-K”).

4.5.1
First Supplemental Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to our September 12, 2018 8-K.

4.6	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.5.1).
4.7	Series A Certificate of Designations is incorporated by reference to Exhibit 4.1 to our March 25, 2019 8-K.
4.8	Series B Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our May 21, 2020 8-K.
4.9	Series C Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our November 20, 2020 8-K.

4.10
Deposit Agreement, dated as of March 25, 2019, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein is incorporated by reference to Exhibit 4.2 to our March 25, 2019 8-K.

4.11
Deposit Agreement, dated as of May 21, 2020, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to our May 21, 2020 8-K.

4.12
Deposit Agreement, dated as of November 20, 2020, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to our November 20, 2020 8-K.

4.13	Form of depositary receipt evidencing the Series A Depositary Shares (included as Exhibit A to Exhibit 4.10).
4.14	Form of depositary receipt evidencing the Series B Depositary Shares (included as Exhibit A to Exhibit 4.11).
4.15	Form of depositary receipt evidencing the Series C Depositary Shares (included as Exhibit A to Exhibit 4.12).
4.16*	Description of Securities.
10.1
Transition Services Agreement, dated as of January 1, 2017, between MetLife Services and Solutions, LLC and Brighthouse Services, LLC and for purposes of Article VIII only, MetLife, Inc. and Brighthouse Financial, Inc., is incorporated by reference to Exhibit 10.1 to our August 9, 2017 8-K.

10.2	Tax Receivables Agreement, dated as of July 27, 2017, between MetLife, Inc. and Brighthouse Financial, Inc., is incorporated by reference to Exhibit 10.5 to our August 9, 2017 8-K.
10.3
Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its Affiliates and Brighthouse Financial, Inc. and its Affiliates, is incorporated by reference to Exhibit 10.6 to our August 9, 2017 8-K.

10.4
Amended and Restated Revolving Credit Agreement, dated as of May 7, 2019, among Brighthouse Financial, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on May 7, 2019.

10.5#	Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
10.5.1#	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
10.5.2#
Amendment Number Two to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K, filed on March 16, 2018 (our “2017 Annual Report”).

10.5.3#*	Amendment Number Three to the Brighthouse Services, LLC Auxiliary Savings Plan.
10.6#
Amended and Restated Brighthouse Services, LLC Short-Term Incentive Plan, amended as of February 21, 2020, is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, filed February 26, 2020 (our “2019 Annual Report”).

10.7#	Brighthouse Services, LLC Voluntary Deferred Compensation Plan, effective January 1, 2018, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.
10.7.1#	Amendment Number One to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.11.1 to our 2017 Annual Report.
10.7.2#
Amendment Number Two to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K, filed February 26, 2019 (our “2018 Annual Report”).

10.7.3#*	Amendment Number Three to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan.
10.8#	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”), is incorporated by reference to Exhibit 10.10 to our 2019 Annual Report.
10.9#
Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”) is incorporated by reference to Exhibit 10.12 to our 2018 Annual Report.

10.10#	Brighthouse Financial, Inc. Employee Stock Purchase Plan (restated effective March 25, 2020), is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 7, 2020
10.11#
Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan (restated as of March 13, 2018), is incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 24, 2018 (our “May 24, 2018 8-K”).

10.11.1#
Amendment Number One to the Brighthouse Services, LLC Temporary Incentive Deferred Compensation Plan, dated July 1, 2020, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 7, 2020.

10.12#	Form of Performance Share Unit Agreement (Employee Plan), for awards granted before February 13, 2019, is incorporated by reference to Exhibit 10.4 to our May 24, 2018 8-K.

10.13#	Form of Performance Share Unit Agreement (Employee Plan) for awards granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.15 to our 2018 Annual Report.
10.14#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting granted before February 13, 2019 is incorporated by reference to Exhibit 10.5 to our May 24, 2018 8-K.
10.15#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.17 to our 2018 Annual Report.
10.16#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.18 to our 2018 Annual Report.
10.17#	Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards granted before February 13, 2019 is incorporated by reference to Exhibit 10.6 to our May 24, 2018 8-K.
10.18#
Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.20 to our 2018 Annual Report.

10.19#	Award Agreement Supplement (Employee Plan), as amended, for awards with ratable vesting granted before February 13, 2019 is incorporated by reference to Exhibit 10.21 to our 2018 Annual Report.
10.20#	Award Agreement Supplement (Employee Plan) for awards with ratable vesting granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.22 to our 2018 Annual Report.
10.21#	Award Agreement Supplement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.23 to our 2018 Annual Report.
10.22#	Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan) for awards granted prior to November 14, 2019 is incorporated by reference to Exhibit 10.10 to our May 24, 2018 8-K.
10.23#	Non-Management Director Award Agreement Supplement (Director Plan) for awards granted prior to November 14, 2019 is incorporated by reference to Exhibit 10.11 to our May 24, 2018 8-K.
10.24#
Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan), as amended November 14, 2019, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 11, 2020.

10.25#
Form of Non-Management Director Award Agreement Supplement (Director Plan), as amended November 14, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 11, 2020.

10.26#	Brighthouse Financial Blue Relocation Policy, as amended July 1, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.
10.27#	Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019.
10.28#	Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018.
10.29#	Brighthouse Services, LLC Limited Death Benefit Plan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 23, 2019.
10.30#	Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10.32 to our 2019 Annual Report.
10.31#	Offer Letter, dated as of July 24, 2019, between Brighthouse Services, LLC and Edward Spehar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 24, 2019.
21.1*	List of Subsidiaries as of December 31, 2020.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By		/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Eric T. Steigerwalt
/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Edward A. Spehar
/s/ Lynn A. Dumais	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Lynn A. Dumais
/s/ Irene Chang Britt	Director	February 24, 2021
Irene Chang Britt
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 24, 2021
C. Edward Chaplin
/s/ Stephen C. Hooley	Director	February 24, 2021
Stephen C. Hooley
/s/ Eileen A. Mallesch	Director	February 24, 2021
Eileen A. Mallesch
/s/ Margaret M. McCarthy	Director	February 24, 2021
Margaret M. McCarthy
/s/ Diane E. Offereins	Director	February 24, 2021
Diane E. Offereins
/s/ Patrick J. Shouvlin	Director	February 24, 2021
Patrick J. Shouvlin
/s/ Paul M. Wetzel	Director	February 24, 2021
Paul M. Wetzel