Form 10-Q
period 2021-03-31
Brighthouse Financial, Inc.
filed 2021-05-10
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of May 6, 2021, 85,793,967 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2021 (Unaudited) and December 31, 2020 and for the Three Months Ended March 31, 2021 and 2020 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	23
	Note 6 — Fair Value	28
	Note 7 — Equity	37
	Note 8 — Other Revenues and Other Expenses	38
	Note 9 — Earnings Per Common Share	39
	Note 10 — Contingencies, Commitments and Guarantees	40
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	81
Item 4.	Controls and Procedures	81

Part II — Other Information
Item 1.	Legal Proceedings	83
Item 1A.	Risk Factors	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 6.	Exhibits	84

Signature		85

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $72,078 and $70,529, respectively; allowance for credit losses of $8 and $2, respectively)	$78,971	$82,495
Equity securities, at estimated fair value	106	138
Mortgage loans (net of allowance for credit losses of $91 and $94, respectively)	15,690	15,808
Policy loans	1,245	1,291
Limited partnerships and limited liability companies	3,219	2,810
Short-term investments, principally at estimated fair value	1,673	3,242
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,267	3,747
Total investments	103,171	109,531
Cash and cash equivalents	4,025	4,108
Accrued investment income	734	676
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,129	16,158
Deferred policy acquisition costs and value of business acquired	5,148	4,911
Other assets	506	516
Separate account assets	112,224	111,969
Total assets	$241,937	$247,869
Liabilities and Equity
Liabilities
Future policy benefits	$42,426	$44,448
Policyholder account balances	55,152	54,508
Other policy-related balances	3,355	3,411
Payables for collateral under securities loaned and other transactions	4,281	5,252
Long-term debt	3,435	3,436
Current income tax payable	152	126
Deferred income tax liability	812	1,620
Other liabilities	5,018	5,011
Separate account liabilities	112,224	111,969
Total liabilities	226,855	229,781
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,403 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,439,906 and 121,002,523 shares issued, respectively; 86,841,260 and 88,211,618 shares outstanding, respectively	1	1
Additional paid-in capital	13,858	13,878
Retained earnings (deficit)	(1,119)	(534)
Treasury stock, at cost; 34,598,646 and 32,790,905 shares, respectively	(1,112)	(1,038)
Accumulated other comprehensive income (loss)	3,389	5,716
Total Brighthouse Financial, Inc.’s stockholders’ equity	15,017	18,023
Noncontrolling interests	65	65
Total equity	15,082	18,088
Total liabilities and equity	$241,937	$247,869
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Premiums	$184	$198
Universal life and investment-type product policy fees	930	886
Net investment income	1,187	916
Other revenues	127	102
Net investment gains (losses)	14	(19)
Net derivative gains (losses)	(1,504)	6,902
Total revenues	938	8,985
Expenses
Policyholder benefits and claims	756	1,187
Interest credited to policyholder account balances	297	259
Amortization of deferred policy acquisition costs and value of business acquired	91	770
Other expenses	562	517
Total expenses	1,706	2,733
Income (loss) before provision for income tax	(768)	6,252
Provision for income tax expense (benefit)	(185)	1,293
Net income (loss)	(583)	4,959
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(585)	4,957
Less: Preferred stock dividends	25	7
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(610)	$4,950
Comprehensive income (loss)	$(2,910)	$4,366
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(2,912)	$4,364

Earnings per common share
Basic	$(6.96)	$47.26
Diluted	$(6.96)	$47.11
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Treasury stock acquired in connection with share repurchases					(68)		(68)		(68)
Share-based compensation		—	5		(6)		(1)		(1)
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(585)			(585)	2	(583)
Other comprehensive income (loss), net of income tax						(2,327)	(2,327)		(2,327)
Balance at March 31, 2021	$—	$1	$13,858	$(1,119)	$(1,112)	$3,389	$15,017	$65	$15,082

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Treasury stock acquired in connection with share repurchases					(142)		(142)		(142)
Share-based compensation			3		(2)		1		1
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				4,957			4,957	2	4,959
Other comprehensive income (loss), net of income tax						(596)	(596)		(596)
Balance at March 31, 2020	$—	$1	$12,911	$5,521	$(706)	$2,647	$20,374	$65	$20,439
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(104)	$96
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,662	1,674
Equity securities	54	14
Mortgage loans	726	481
Limited partnerships and limited liability companies	49	69
Purchases of:
Fixed maturity securities	(3,959)	(2,541)
Equity securities	(6)	—
Mortgage loans	(568)	(279)
Limited partnerships and limited liability companies	(204)	(178)
Cash received in connection with freestanding derivatives	1,012	3,412
Cash paid in connection with freestanding derivatives	(1,581)	(1,807)
Net change in policy loans	46	41
Net change in short-term investments	1,569	(2,387)
Net change in other invested assets	—	17
Net cash provided by (used in) investing activities	(200)	(1,484)
Cash flows from financing activities
Policyholder account balances:
Deposits	2,058	1,974
Withdrawals	(698)	(478)
Net change in payables for collateral under securities loaned and other transactions	(971)	6,597
Dividends on preferred stock	(25)	(7)
Treasury stock acquired in connection with share repurchases	(68)	(142)
Financing element on certain derivative instruments and other derivative related transactions, net	(67)	(486)
Other, net	(8)	(17)
Net cash provided by (used in) financing activities	221	7,441
Change in cash, cash equivalents and restricted cash	(83)	6,053
Cash, cash equivalents and restricted cash, beginning of period	4,108	2,877
Cash, cash equivalents and restricted cash, end of period	$4,025	$8,930
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$6	$15
Income tax	$(21)	$—
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2020 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2020 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted during the first quarter of 2021.

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
The Company continues to evaluate the new guidance and therefore is unable to estimate the impact on its financial statements. The most significant impact from the ASU is the requirement that all variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas currently a significant amount of variable annuity guarantees are classified as insurance liabilities.
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
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including structured settlements, pension risk transfer contracts, certain company-owned life insurance policies, certain funding agreements and universal life with secondary guarantees.
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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings should not be viewed as a substitute for net income (loss) available to BHF’s common shareholders and excludes net income (loss) attributable to noncontrolling interests and preferred stock dividends.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment; and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$414	$52	$85	$(61)	$490
Provision for income tax expense (benefit)	78	10	9	(19)	78
Post-tax adjusted earnings	336	42	76	(42)	412
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings	$336	$42	$76	$(69)	385
Adjustments for:
Net investment gains (losses)					14
Net derivative gains (losses)					(1,504)
Other adjustments to net income (loss)					232
Provision for income tax (expense) benefit					263
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(610)

Interest revenue	$550	$166	$462	$14
Interest expense	$—	$—	$—	$41

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$389	$13	$(90)	$(59)	$253
Provision for income tax expense (benefit)	73	2	(20)	(22)	33
Post-tax adjusted earnings	316	11	(70)	(37)	220
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$316	$11	$(70)	$(46)	211
Adjustments for:
Net investment gains (losses)					(19)
Net derivative gains (losses)					6,902
Other adjustments to net income (loss)					(884)
Provision for income tax (expense) benefit					(1,260)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$4,950

Interest revenue	$460	$116	$324	$20
Interest expense	$—	$—	$—	$47
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Annuities	$1,298	$1,151
Life	410	354
Run-off	628	493
Corporate & Other	35	42
Adjustments	(1,433)	6,945
Total	$938	$8,985
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Annuities	$170,955	$172,233
Life	23,293	23,809
Run-off	35,270	38,366
Corporate & Other	12,419	13,461
Total	$241,937	$247,869

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum death benefits, the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$108,533		$60,162		$108,424		$60,674
Separate account value	$103,398		$58,912		$103,315		$59,419
Net amount at risk	$6,708	(4)	$5,647	(5)	$6,438	(4)	$6,692	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	March 31, 2021	December 31, 2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,691	$5,772
Net amount at risk (6)	$68,529	$69,083
Average attained age of policyholders	67 years	67 years

Variable Life Contracts
Total account value (3)	$4,523	$3,926
Net amount at risk (6)	$19,743	$19,909
Average attained age of policyholders	51 years	51 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
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
4. Investments
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for investments and Note 6 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$33,299	$2	$3,158	$436	$36,019	$32,608	$2	$5,370	$70	$37,906
Foreign corporate	10,415	6	953	129	11,233	10,060	—	1,501	50	11,511
U.S. government and agency	6,283	—	1,662	134	7,811	6,007	—	2,637	6	8,638
RMBS	7,324	—	520	18	7,826	7,653	—	644	3	8,294
CMBS	6,327	—	373	34	6,666	6,207	—	592	9	6,790
State and political subdivision	3,890	—	739	28	4,601	3,673	—	967	—	4,640
ABS	3,005	—	51	5	3,051	2,834	—	60	10	2,884
Foreign government	1,535	—	239	10	1,764	1,487	—	346	1	1,832
Total fixed maturity securities	$72,078	$8	$7,695	$794	$78,971	$70,529	$2	$12,117	$149	$82,495
The Company held non-income producing fixed maturity securities with an estimated fair value of $2 million and $5 million at March 31, 2021 and December 31, 2020, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,457	$7,437	$15,408	$31,120	$16,656	$72,078
Estimated fair value	$1,478	$7,902	$16,453	$35,595	$17,543	$78,971
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

	March 31, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,548	$425	$314	$11	$1,737	$57	$185	$13
Foreign corporate	1,638	88	330	41	254	8	387	42
U.S. government and agency	1,005	134	—	—	236	6	—	—
RMBS	849	16	56	2	180	2	22	1
CMBS	871	31	87	3	332	7	44	2
State and political subdivision	620	28	—	—	48	—	—	—
ABS	543	3	345	2	506	3	629	7
Foreign government	171	10	—	—	54	1	—	—
Total fixed maturity securities	$12,245	$735	$1,132	$59	$3,347	$84	$1,267	$65
Total number of securities in an unrealized loss position	1,729		295		667		244
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $566 million and $514 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $8 million, relating to five securities at March 31, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	Total
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$2	$—	$—	$2
Allowance on securities where credit losses were not previously recorded	—	6	—	6
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—
Write-offs charged against allowance (1)	—	—	—	—
Balance, end of period	$2	$6	$—	$8
Three Months Ended March 31, 2020
Balance, beginning of period	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	8	—	1	9
Change in allowance on securities with an allowance recorded in a previous period	—	1	—	1
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance, end of period	$8	$1	$1	$10
_______________
(1)The Company did not record any write-offs during the three months ended March 31, 2021. The Company recorded total write-offs of $12 million during the three months ended March 31, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$9,642	61.5%	$9,714	61.4%
Agricultural	3,607	23.0	3,538	22.4
Residential	2,532	16.1	2,650	16.8
Total mortgage loans (1)	15,781	100.6	15,902	100.6
Allowance for credit losses	(91)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$15,690	100.0%	$15,808	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $178 million and $157 million for the three months ended March 31, 2021 and 2020, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both March 31, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $83 million and $89 million at March 31, 2021 and December 31, 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	1	(2)	(2)	(3)
Balance, end of period	$45	$13	$33	$91
Three Months Ended March 31, 2020
Balance, beginning of period	$27	$17	$22	$66
Current period provision	—	1	2	3
Balance, end of period	$27	$18	$24	$69
PCD Mortgage Loans
The Company did not purchase any PCD mortgage loans during both the three months ended March 31, 2021 and 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
March 31, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$63	$316	$1,476	$953	$514	$3,716	$7,038
65% to 75%	83	200	500	532	312	578	2,205
76% to 80%	—	—	—	—	45	85	130
Greater than 80%	—	—	—	30	—	239	269
Total commercial mortgage loans	146	516	1,976	1,515	871	4,618	9,642
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	200	565	523	730	363	969	3,350
65% to 75%	42	79	80	5	33	18	257
Total agricultural mortgage loans	242	644	603	735	396	987	3,607
Residential mortgage loans
Performing	1	249	397	339	101	1,371	2,458
Nonperforming	—	1	2	4	—	67	74
Total residential mortgage loans	1	250	399	343	101	1,438	2,532
Total	$389	$1,410	$2,978	$2,593	$1,368	$7,043	$15,781

	2020	2019	2018	2017	2016	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,050	93.9%	$9,450	97.3%
1.00x - 1.20x	340	3.5	204	2.1
Less than 1.00x	252	2.6	60	0.6
Total	$9,642	100.0%	$9,714	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At March 31, 2021 and December 31, 2020, $41 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2021				December 31, 2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$9,642	$3,588	$2,451	$15,681	$9,714	$3,538	$2,575	$15,827
30-59 days past due	—	14	7	21	—	—	9	9
60-89 days past due	—	3	26	29	—	—	24	24
90-179 days past due	—	2	32	34	—	—	27	27
180+ days past due	—	—	16	16	—	—	15	15
Total	$9,642	$3,607	$2,532	$15,781	$9,714	$3,538	$2,650	$15,902

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At March 31, 2021 and December 31, 2020, $41 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2021	$—	$14	$74	$88
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $10 million and $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2021 and December 31, 2020, respectively.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2021 and 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during both the three months ended March 31, 2021 and 2020.
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
Leveraged Leases
The carrying value of leveraged leases and the allowance for credit losses were $50 million and $13 million, respectively, at both March 31, 2021 and December 31, 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both March 31, 2021 and December 31, 2020, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$6,901	$11,968
Derivatives	98	173
Other	(18)	(16)
Subtotal	6,981	12,125
Amounts allocated from:
Future policy benefits	(2,320)	(4,313)
DAC, VOBA and DSI	(305)	(520)
Subtotal	(2,625)	(4,833)
Deferred income tax benefit (expense)	(914)	(1,531)
Net unrealized investment gains (losses)	$3,442	$5,761
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2021
(In millions)
Balance at December 31, 2020	$5,761
Unrealized investment gains (losses) during the period	(5,144)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,993
DAC, VOBA and DSI	215
Deferred income tax benefit (expense)	617
Balance at March 31, 2021	$3,442
Change in net unrealized investment gains (losses)	$(2,319)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2021 and December 31, 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2021	December 31, 2020
	(In millions)
Securities on loan: (1)
Amortized cost	$2,532	$2,373
Estimated fair value	$3,243	$3,603
Cash collateral received from counterparties (2)	$3,330	$3,674
Reinvestment portfolio — estimated fair value	$3,501	$3,830
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$906	$1,709	$714	$3,329	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$907	$1,709	$714	$3,330	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2021 was $879 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities and non-agency RMBS) with 56% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,412	$10,135
Invested assets held in trust (reinsurance agreements) (2)	5,456	5,717
Invested assets pledged as collateral (3)	5,558	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$20,426	$21,447
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $61 million and $60 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $74 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 5).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,257	$12,469	$13,665	$12,581
Limited partnerships and LLCs	2,714	3,996	2,319	3,578
Total	$15,971	$16,465	$15,984	$16,159
The Company’s investments in unconsolidated VIEs are described below.
Fixed Maturity Securities
The Company invests in U.S. corporate bonds, foreign corporate bonds and Structured Securities issued by VIEs. The Company is not obligated to provide any financial or other support to these VIEs, other than the original investment. The Company’s involvement with these entities is limited to that of a passive investor. The Company has no unilateral right to appoint or remove the servicer, special servicer, or investment manager, which are generally viewed as having the power to direct the activities that most significantly impact the economic performance of the VIE, nor does the Company function in any of these roles. The Company does not have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity; as a result, the Company has determined it is not the primary beneficiary, or consolidator, of the VIE. The Company’s maximum exposure to loss on these fixed maturity securities is limited to the amortized cost of these investments. See “— Fixed Maturity Securities Available-for-sale” for information on these securities.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$690	$669
Equity securities	1	2
Mortgage loans	164	166
Policy loans	17	12
Limited partnerships and LLCs (1)	338	82
Cash, cash equivalents and short-term investments	2	23
Other	10	14
Total investment income	1,222	968
Less: Investment expenses	35	52
Net investment income	$1,187	$916
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $331 million and $73 million for the three months ended March 31, 2021 and 2020, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fixed maturity securities	$10	$(6)
Equity securities	—	(14)
Mortgage loans	4	(4)
Limited partnerships and LLCs	—	(1)
Other	—	6
Total net investment gains (losses)	$14	$(19)

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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Proceeds	$1,262	$649
Gross investment gains	$33	$17
Gross investment losses	(17)	(6)
Net investment gains (losses)	$16	$11
5. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and Note 8 for information about the fair value hierarchy for derivatives.
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
•Equity derivatives: options, total return swaps and variance swaps; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$270	$10	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	2,829	110	107	2,812	134	112
Total qualifying hedges		3,099	120	107	3,102	200	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,545	333	—	2,295	463	—
Interest rate caps	Interest rate	2,350	9	—	2,350	2	—
Interest rate options	Interest rate	32,340	192	142	25,980	712	122
Interest rate forwards	Interest rate	8,965	78	609	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	992	68	29	1,000	86	32
Foreign currency forwards	Foreign currency exchange rate	220	1	—	201	—	—
Credit default swaps — purchased	Credit	18	—	—	18	—	—
Credit default swaps — written	Credit	1,774	38	2	1,755	41	—
Credit default options	Credit	150	—	—	100	—	—
Equity index options	Equity market	30,438	1,092	872	31,576	1,071	838
Equity variance swaps	Equity market	1,098	16	13	1,098	13	20
Equity total return swaps	Equity market	24,428	156	293	15,056	143	822
Total non-designated or non-qualifying derivatives		105,318	1,983	1,960	89,515	3,382	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	197	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	4,560	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	1,720	N/A	—	2,920
Assumed index-linked annuities	Other	N/A	—	385	N/A	—	382
Total embedded derivatives		N/A	197	6,665	N/A	283	7,157
Total		$108,417	$2,300	$8,732	$92,617	$3,865	$9,181
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$(52)
Foreign currency exchange rate derivatives	5	(3)	8	(16)
Total cash flow hedges	6	(3)	9	(68)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,912)	—	—	—
Foreign currency exchange rate derivatives	(7)	3	—	—
Credit derivatives	3	—	—	—
Equity derivatives	(142)	—	—	—
Embedded derivatives	548	—	—	—
Total non-qualifying hedges	(1,510)	3	—	—
Total	$(1,504)	$—	$9	$(68)
Three Months Ended March 31, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$97
Foreign currency exchange rate derivatives	—	—	11	463
Total cash flow hedges	1	—	12	560
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,921	—	—	—
Foreign currency exchange rate derivatives	134	(7)	—	—
Credit derivatives	(32)	—	—	—
Equity derivatives	1,964	—	—	—
Embedded derivatives	(79)	—	—	—
Total non-qualifying hedges	6,908	(7)	—	—
Total	$6,909	$(7)	$12	$560
At both March 31, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was three years.
At March 31, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $98 million and $173 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$12	$693	2.7	$15	$683	2.9
Baa	24	1,081	5.5	26	1,072	5.2
Total	$36	$1,774	4.4	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2021
Derivative assets	$2,124	$(1,309)	$(766)	$49	$(44)	$5
Derivative liabilities	$2,052	$(1,309)	$—	$743	$(703)	$40
December 31, 2020
Derivative assets	$3,588	$(1,342)	$(1,340)	$906	$(840)	$66
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$743	$668
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,144	$1,205
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

	March 31, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$35,543	$476	$36,019
Foreign corporate	—	11,039	194	11,233
U.S. government and agency	2,264	5,547	—	7,811
RMBS	—	7,786	40	7,826
CMBS	—	6,666	—	6,666
State and political subdivision	—	4,601	—	4,601
ABS	—	2,965	86	3,051
Foreign government	—	1,764	—	1,764
Total fixed maturity securities	2,264	75,911	796	78,971
Equity securities	40	63	3	106
Short-term investments	1,250	423	—	1,673
Derivative assets: (1)
Interest rate	—	622	—	622
Foreign currency exchange rate	—	178	1	179
Credit	—	24	14	38
Equity market	—	1,249	15	1,264
Total derivative assets	—	2,073	30	2,103
Embedded derivatives within asset host contracts (2)	—	—	197	197
Separate account assets	81	112,141	2	112,224
Total assets	$3,635	$190,611	$1,028	$195,274
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$751	$—	$751
Foreign currency exchange rate	—	129	7	136
Credit	—	—	2	2
Equity market	—	1,165	13	1,178
Total derivative liabilities	—	2,045	22	2,067
Embedded derivatives within liability host contracts (2)	—	—	6,665	6,665
Total liabilities	$—	$2,045	$6,687	$8,732

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2020
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2021.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The Company issues certain variable annuity products with guaranteed minimum benefits. Guaranteed minimum accumulation benefits (“GMAB”), the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets, with changes in estimated fair value reported in net derivative gains (losses).
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

					March 31, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	0.25%	-	1.45%	0.47%	-	1.97%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2021
Balance, beginning of period	$688	$67	$—	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	8	548	—
Total realized/unrealized gains (losses) included in AOCI	(22)	—	—	—	—	—	(1)	—	—
Purchases (7)	118	80	—	—	—	—	(2)	—	—
Sales (7)	(5)	(3)	—	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(142)	—
Transfers into Level 3 (8)	4	3	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(112)	(21)	—	—	—	—	1	—	—
Balance, end of period	$670	$126	$—	$—	$3	$—	$8	$(6,468)	$2
Three Months Ended March 31, 2020
Balance, beginning of period	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	1	(79)	—
Total realized/unrealized gains (losses) included in AOCI	(47)	(8)	—	—	—	—	31	—	(1)
Purchases (7)	249	65	—	7	—	—	—	—	1
Sales (7)	(11)	(6)	—	—	—	(3)	2	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(153)	—
Transfers into Level 3 (8)	232	68	—	—	—	—	—	—	1
Transfers out of Level 3 (8)	(31)	(18)	—	—	(4)	—	—	—	—
Balance, end of period	$851	$218	$73	$7	$4	$2	$50	$(4,263)	$4
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (9)	$(1)	$—	$—	$—	$—	$—	$8	$544	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2021 (9)	$(22)	$—	$—	$—	$—	$—	$(1)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$1	$(91)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at March 31, 2020 (9)	$(46)	$(8)	$—	$—	$—	$—	$30	$—	$—

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,690	$—	$—	$16,539	$16,539
Policy loans	$1,245	$—	$491	$1,115	$1,606
Other invested assets	$52	$—	$40	$12	$52
Premiums, reinsurance and other receivables	$3,319	$—	$60	$3,945	$4,005
Liabilities
Policyholder account balances	$17,837	$—	$—	$18,871	$18,871
Long-term debt	$3,435	$—	$3,710	$—	$3,710
Other liabilities	$1,098	$—	$380	$718	$1,098
Separate account liabilities	$1,361	$—	$1,361	$—	$1,361

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,808	$—	$—	$16,926	$16,926
Policy loans	$1,291	$—	$512	$1,530	$2,042
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$3,277	$—	$90	$3,975	$4,065
Liabilities
Policyholder account balances	$17,497	$—	$—	$19,100	$19,100
Long-term debt	$3,436	$—	$3,858	$—	$3,858
Other liabilities	$807	$—	$163	$644	$807
Separate account liabilities	$1,334	$—	$1,334	$—	$1,334

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

7. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both March 31, 2021 and December 31, 2020:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
Not designated	99,943,900	—	—
Total	100,000,000	56,100	56,100
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s preferred stock by series for the three months ended March 31, 2021 and 2020 were as follows:

			Series A		Series B		Series C
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
February 16, 2021	March 10, 2021	March 25, 2021	$412.50	$7	$421.88	$7	$466.58	$11
February 14, 2020	March 10, 2020	March 25, 2020	$412.50	$7	$—	$—	$—	$—
Common Stock Repurchase Program
On February 10, 2021, BHF authorized the repurchase of up to $200 million of its common stock, which is in addition to the $1.1 billion aggregate stock repurchase authorizations announced in February 2020, May 2019 and August 2018. Repurchases under this authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.
During the three months ended March 31, 2021 and 2020, BHF repurchased 1,659,872 and 5,674,387 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $68 million and $142 million, respectively. At March 31, 2021, BHF had $212 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
OCI before reclassifications	(2,848)	(68)	(7)	(2)	(2,925)
Deferred income tax benefit (expense)	599	14	1	—	614
AOCI before reclassifications, net of income tax	3,397	61	(14)	(39)	3,405
Amounts reclassified from AOCI	(13)	(7)	—	—	(20)
Deferred income tax benefit (expense)	3	1	—	—	4
Amounts reclassified from AOCI, net of income tax	(10)	(6)	—	—	(16)
Balance at March 31, 2021	$3,387	$55	$(14)	$(39)	$3,389

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
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$16	$13	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	13	11
Income tax (expense) benefit	(3)	(2)
Net unrealized investment gains (losses), net of income tax	10	9
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	1	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	5	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	7	2
Income tax (expense) benefit	(1)	—
Gains (losses) on cash flow hedges, net of income tax	6	2
Total reclassifications, net of income tax	$16	$11
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other revenues consisted primarily of 12b-1 fees of $88 million and $81 million for the three months ended March 31, 2021 and 2020, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Compensation	$92	$69
Contracted services and other labor costs	60	68
Transition services agreements	32	38
Establishment costs	17	18
Premium and other taxes, licenses and fees	15	12
Separate account fees	125	117
Volume related costs, excluding compensation, net of DAC capitalization	163	128
Interest expense on debt	41	47
Other	17	20
Total other expenses	$562	$517
9. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(610)	$4,950

Weighted average common shares outstanding — basic	87,573,444	104,759,339
Dilutive effect of share-based awards	—	334,176
Weighted average common shares outstanding — diluted	87,573,444	105,093,515

Earnings per common share:
Basic	$(6.96)	$47.26
Diluted	$(6.96)	$47.11
For the three months ended March 31, 2021, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part. Plaintiff was granted leave to amend the complaint. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. The Company intends to vigorously defend this matter.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
As of March 31, 2021, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to approximately $125 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $279 million and $210 million at March 31, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.0 billion and $1.7 billion at March 31, 2021 and December 31, 2020, respectively.
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
The Company’s recorded liabilities were $1 million at both March 31, 2021 and December 31, 2020 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc., a Delaware corporation, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated financial condition and results of operations of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021 (the “2020 Annual Report”); and (iii) our current reports on Form 8-K filed in 2021.
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
•“Industry Trends” discusses updates and changes to a number of trends and uncertainties included in our 2020 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows, including from the worldwide pandemic sparked by the novel coronavirus (the “COVID-19 pandemic”).
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse for the periods indicated. See “Business — Segments and Corporate & Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview” included in our 2020 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(795)	$6,243
Less: Provision for income tax expense (benefit)	(185)	1,293
Net income (loss) available to shareholders (1)	$(610)	$4,950

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$463	$244
Less: Provision for income tax expense (benefit)	78	33
Adjusted earnings	$385	$211
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended March 31, 2021, we had a net loss available to shareholders of $610 million and adjusted earnings of $385 million compared to net income available to shareholders of $5.0 billion and adjusted earnings of $211 million for the three months ended March 31, 2020. The net loss available to shareholders for the three months ended March 31, 2021 primarily reflects net unfavorable changes in the estimated fair value of our derivatives due to market factors. Higher interest rates and higher equity markets resulted in unfavorable changes to the freestanding derivatives that hedge our variable annuity business, which were partially offset by the favorable impact to the variable annuity embedded derivative liabilities. Higher equity markets also unfavorably impacted the estimated fair value of the embedded derivative liabilities associated with Shield Level Annuities (“Shield”), which are referred to herein as “Shield liabilities.” In addition, the impact of narrowing credit spreads resulted in an unfavorable adjustment for non-performance risk related to the variable annuity embedded derivative liabilities. Higher long-term interest rates resulted in unfavorable changes in the estimated fair value of freestanding interest-rate derivatives that we use to hedge our universal life with secondary guarantees (“ULSG”) business.
See “— Non-GAAP and Other Financial Disclosures.” For a detailed discussion of our results, see “— Results of Operations.”
Industry Trends
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2020 Annual Report for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” of the pandemic or the efficacy of any therapeutic treatments and vaccines for COVID-19, including their efficacy with respect to variants of COVID-19 that have emerged or could emerge in the future. It is likewise not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise aspects of our business model or targets previously provided to the markets. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — COVID-19 Pandemic” included in our 2020 Annual Report, as well as “— Investments — Current Environment — Selected Sector Investments,” “— Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as may be amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report.
Non-GAAP and Other Financial Disclosures
Our definitions of the non-GAAP and other financial measures may differ from those used by other companies.
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings, which excludes net income (loss) attributable to noncontrolling interests and preferred stock dividends, as a measure of our performance that is not calculated in accordance with GAAP. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community by highlighting the results of operations and the underlying profitability drivers of our business. However, adjusted earnings should not be viewed as a substitute for net income (loss) available to Brighthouse Financial, Inc.’s common shareholders, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) available to Brighthouse Financial, Inc.’s common shareholders.
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
The following are significant items excluded from total revenues, net of income tax, in calculating adjusted earnings:
•Net investment gains (losses);

•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
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
Adjusted Net Investment Income
We present adjusted net investment income, which is not calculated in accordance with GAAP. We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents net investment income, including Investment Hedge Adjustments. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see footnote 3 to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”

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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Premiums	$184	$198
Universal life and investment-type product policy fees	930	886
Net investment income	1,187	916
Other revenues	127	102
Net investment gains (losses)	14	(19)
Net derivative gains (losses)	(1,504)	6,902
Total revenues	938	8,985
Expenses
Policyholder benefits and claims	756	1,187
Interest credited to policyholder account balances	297	259
Capitalization of DAC	(114)	(98)
Amortization of DAC and VOBA	91	770
Interest expense on debt	41	47
Other expenses	635	568
Total expenses	1,706	2,733
Income (loss) before provision for income tax	(768)	6,252
Provision for income tax expense (benefit)	(185)	1,293
Net income (loss)	(583)	4,959
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(585)	4,957
Less: Preferred stock dividends	25	7
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(610)	$4,950
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
GMLB Riders	$(353)	$4,374
Other derivative instruments	(956)	1,717
Net investment gains (losses)	14	(19)
Other adjustments	37	(73)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	463	244
Income (loss) available to shareholders before provision for income tax	(795)	6,243
Provision for income tax expense (benefit)	(185)	1,293
Net income (loss) available to shareholders	$(610)	$4,950

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Loss available to shareholders before provision for income tax was $795 million ($610 million, net of income tax), a decrease of $7.0 billion ($5.6 billion, net of income tax) from income before provision for income tax of $6.2 billion ($5.0 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”), see “— GMLB Riders for the Three Months Ended March 31, 2021 and 2020”; and
•current period losses on interest rate derivatives that we use to hedge our ULSG business due to the increase in the benchmark long-term interest rate, which unfavorably impacted bond forwards and interest rate swaps.
The decrease in income before provision for income tax was partially offset by the following favorable items:
•higher pre-tax adjusted earnings, discussed in greater detail below;
•lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our Run-off segment; and
•higher net investment gains (losses) reflecting:
◦lower current period mark-to-market losses on equity securities;
◦lower current period write-downs on fixed maturity securities;
◦net gains due to a release in mortgage loan reserves in the current period compared to an increase in reserves in the prior period; and
◦higher gains on sales of fixed maturity securities.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 24% in the current period compared to 21% in the prior period. The increase in the effective tax rate in the current period is driven by higher pre-tax adjusted earnings, discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended March 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$16	$45	$(681)	$10	$(610)
Add: Provision for income tax expense (benefit)	78	10	(139)	(134)	(185)
Income (loss) available to shareholders before provision for income tax	94	55	(820)	(124)	(795)
Less: GMLB Riders	(353)	—	—	—	(353)
Less: Other derivative instruments	30	(2)	(984)	—	(956)
Less: Net investment gains (losses)	(3)	5	48	(36)	14
Less: Other adjustments	6	—	31	—	37
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	414	52	85	(88)	463
Less: Provision for income tax expense (benefit)	78	10	9	(19)	78
Adjusted earnings	$336	$42	$76	$(69)	$385

	Three Months Ended March 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$4,721	$34	$1,025	$(830)	$4,950
Add: Provision for income tax expense (benefit)	73	2	487	731	1,293
Income (loss) available to shareholders before provision for income tax	4,794	36	1,512	(99)	6,243
Less: GMLB Riders	4,374	—	—	—	4,374
Less: Other derivative instruments	72	17	1,631	(3)	1,717
Less: Net investment gains (losses)	(11)	5	15	(28)	(19)
Less: Other adjustments	(30)	1	(44)	—	(73)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	389	13	(90)	(68)	244
Less: Provision for income tax expense (benefit)	73	2	(20)	(22)	33
Adjusted earnings	$316	$11	$(70)	$(46)	$211

Consolidated Results for the Three Months Ended March 31, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$995	$922
Net investment spread	711	441
Insurance-related activities	(479)	(494)
Amortization of DAC and VOBA	(175)	(99)
Other expenses, net of DAC capitalization	(562)	(517)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	27	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	463	244
Provision for income tax expense (benefit)	78	33
Adjusted earnings	$385	$211
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were $385 million, an increase of $174 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited to policyholders in our Life segment due to higher imputed interest on insurance liabilities; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
•higher fee income due to:
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
◦lower paid claims, net of reinsurance in our Life segment; and
•lower net costs associated with insurance-related activities due to:
◦lower income annuity benefit payments and a decrease in guaranteed minimum death benefits (“GMDB”) liabilities resulting from favorable equity market performance;
partially offset by
◦lower underwriting margin in our Run-off segment; and
◦an increase in GMDB death claims.
Key net unfavorable impacts were:
•higher net amortization of DAC and VOBA in our Annuities segment; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher deferred compensation expenses;

partially offset by
◦lower establishment costs related to planned technology expenses; and
◦lower expenses resulting from the exit of various transition services agreements with MetLife.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 16% in the current period compared to 14% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Segments and Corporate & Other Results for the Three Months Ended March 31, 2021 and 2020 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$712	$656
Net investment spread	323	262
Insurance-related activities	(95)	(126)
Amortization of DAC and VOBA	(127)	(38)
Other expenses, net of DAC capitalization	(399)	(365)
Pre-tax adjusted earnings	414	389
Provision for income tax expense (benefit)	78	73
Adjusted earnings	$336	$316
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances increased for the three months ended March 31, 2021 driven by positive equity market performance, partially offset by negative net flows and policy charges.

Three Months Ended March 31, 2021 (1)
(In millions)
Balance, beginning of period	$103,450
Deposits	504
Withdrawals, surrenders and benefits	(2,465)
Net flows	(1,961)
Investment performance	2,794
Policy charges	(602)
Net transfers from (to) general account	(142)
Balance, end of period	$103,539

Average balance	$104,299
_______________
(1)Includes income annuities for which separate account balances at March 31, 2021 were $141 million.
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were $336 million for the current period, an increase of $20 million.
Key net favorable impacts were:
•higher net investment spread due to:

◦higher average invested assets resulting from positive net flows in the general account; and
◦higher returns on other limited partnerships for the comparative measurement period;
partially offset by
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
•lower net costs associated with insurance-related activities due to:
◦lower income annuity benefit payments and a decrease in GMDB liabilities resulting from favorable equity market performance;
partially offset by
◦an increase in GMDB death claims.
Key net unfavorable impacts were:
•higher amortization of DAC and VOBA as the increase in equity market performance compared to the prior period resulted in an unfavorable change in our Shield business, which more than offset the favorable change in our variable annuity business; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher deferred compensation expenses;
partially offset by
◦lower establishment costs related to planned technology expenses; and
◦lower expenses resulting from the exit of various transition services agreements with MetLife.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$117	$97
Net investment spread	85	59
Insurance-related activities	(61)	(66)
Amortization of DAC and VOBA	(45)	(58)
Other expenses, net of DAC capitalization	(44)	(19)
Pre-tax adjusted earnings	52	13
Provision for income tax expense (benefit)	10	2
Adjusted earnings	$42	$11

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were $42 million for the current period, an increase of $31 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period;
partially offset by
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities;
•higher fee income due to lower paid claims, net of reinsurance; and
•lower amortization of DAC and VOBA due to:
◦the impact on gross profits from higher separate account returns;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion.
The increase in adjusted earnings was partially offset by higher other expenses driven by higher deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$166	$169
Net investment spread	291	100
Insurance-related activities	(328)	(307)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(44)	(52)
Pre-tax adjusted earnings	85	(90)
Provision for income tax expense (benefit)	9	(20)
Adjusted earnings	$76	$(70)
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were $76 million for the current period, an increase of $146 million.
The increase in adjusted earnings was driven by higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period.
The increase in adjusted earnings was partially offset by higher costs associated with insurance-related activities driven by lower underwriting margin.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 11% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Fee income	$—	$—
Net investment spread	12	20
Insurance-related activities	5	5
Amortization of DAC and VOBA	(3)	(3)
Other expenses, net of DAC capitalization	(75)	(81)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	27	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(88)	(68)
Provision for income tax expense (benefit)	(19)	(22)
Adjusted earnings	$(69)	$(46)
Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Adjusted earnings were a loss of $69 million, a higher loss of $23 million from the prior period.
Key unfavorable impacts were:
•timing of our preferred stock dividend payments; and
•lower net investment spread due to lower returns from short-term investments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 31% in the current period compared to 32% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
GMLB Riders for the Three Months Ended March 31, 2021 and 2020
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Liabilities	$553	$(619)
Hedges	(1,097)	5,337
Ceded reinsurance	(84)	97
Fees (1)	197	201
GMLB DAC	78	(642)
Total GMLB Riders	$(353)	$4,374
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $14 million for both the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Comparative results from GMLB Riders were unfavorable by $4.7 billion, primarily driven by:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to the estimated fair value of Shield liabilities; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes in GMLB DAC.
Higher relative equity markets resulted in the following impacts:
•unfavorable changes to the estimated fair value of Shield liabilities;
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserves; and
•favorable changes to GMLB DAC.
Higher interest rates resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of the variable annuity liability reserves.
The narrowing of our credit default swap spreads combined with a larger decrease in the underlying variable annuity liability reserves resulted in an unfavorable change in the adjustment for nonperformance risk, net of a favorable change in GMLB DAC.
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
See also “Risk Factors — Economic Environment and Capital markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period” and “Risk Factors — Investments-Related Risks” in our 2020 Annual Report.
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
Investment Management Agreements
Other than our derivatives trading, which we manage in-house, we have engaged a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our reinsurance subsidiary BRCD.
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in our 2020 Annual Report.
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
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about energy and oil prices impacting the energy sector, as well as the impact of the COVID-19 pandemic. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” included in our 2020 Annual Report.
There has been an increased market focus on energy sector investments as a result of volatile energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.0 billion, of which 90% were investment grade, with net unrealized gains (losses) of $219 million at March 31, 2021.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.8 billion, of which 96% were investment grade, with net unrealized gains (losses) of $129 million at March 31, 2021.

In addition to the fixed maturity securities discussed above, we have exposure to mortgage loans and certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”) that may be impacted by the COVID-19 pandemic. Our investment managers are actively working with borrowers who are experiencing short-term financial or operational problems as a result of the COVID-19 pandemic to provide temporary relief. See “— Investments — Mortgage Loans” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Available-for-sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile.
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

	Three Months Ended March 31,
	2021		2020
	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	5.25%	$1,225	4.44%	$952
Investment fees and expenses (2)	(0.13)	(33)	(0.14)	(32)
Adjusted net investment income (3)	5.12%	$1,192	4.30%	$920
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

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net investment income	$1,187	$916
Less: Investment hedge adjustments	(5)	(4)
Adjusted net investment income — in the above yield table	$1,192	$920
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2021 and 2020 for an analysis of the period over period changes in net investment income.

Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$65,298	82.7%	$68,328	82.8%
Privately-placed	13,673	17.3	14,167	17.2
Total fixed maturity securities	$78,971	100.0%	$82,495	100.0%
Percentage of cash and invested assets	73.7%		72.6%
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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS — Fixed Maturity Securities Credit Quality — Ratings” included in our 2020 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2021					December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$44,646	$—	$5,010	$49,656	62.9%	$44,189	$—	$8,492	$52,681	63.8%
2	Baa	23,973	—	1,805	25,778	32.6	23,022	—	3,338	26,360	32.0
Subtotal investment grade		68,619	—	6,815	75,434	95.5	67,211	—	11,830	79,041	95.8
3	Ba	2,462	—	77	2,539	3.2	2,408	—	118	2,526	3.1
4	B	857	2	10	865	1.1	814	—	20	834	1.0
5	Caa and lower	138	6	(1)	131	0.2	91	2	—	89	0.1
6	In or near default	2	—	—	2	—	5	—	—	5	—
Subtotal below investment grade		3,459	8	86	3,537	4.5	3,318	2	138	3,454	4.2
Total fixed maturity securities		$72,078	$8	$6,901	$78,971	100.0%	$70,529	$2	$11,968	$82,495	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2021
U.S. corporate	$16,687	$16,834	$1,750	$695	$53	$—	$36,019
Foreign corporate	3,392	7,142	568	98	33	—	11,233
U.S. government and agency	7,661	150	—	—	—	—	7,811
RMBS	7,710	57	21	11	25	2	7,826
CMBS	6,295	206	103	52	10	—	6,666
State and political subdivision	4,410	183	1	—	7	—	4,601
ABS	2,713	323	11	4	—	—	3,051
Foreign government	788	883	85	5	3	—	1,764
Total fixed maturity securities	$49,656	$25,778	$2,539	$865	$131	$2	$78,971
December 31, 2020
U.S. corporate	$18,201	$17,303	$1,706	$646	$50	$—	$37,906
Foreign corporate	3,520	7,286	572	124	9	—	11,511
U.S. government and agency	8,481	157	—	—	—	—	8,638
RMBS	8,204	40	19	11	20	—	8,294
CMBS	6,450	176	109	44	6	5	6,790
State and political subdivision	4,450	188	2	—	—	—	4,640
ABS	2,549	319	12	4	—	—	2,884
Foreign government	826	891	106	5	4	—	1,832
Total fixed maturity securities	$52,681	$26,360	$2,526	$834	$89	$5	$82,495
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both March 31, 2021 and December 31, 2020. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$14,822	31.4%	$15,541	31.5%
Consumer	10,883	23.0	11,535	23.3
Finance	11,225	23.8	11,452	23.2
Utility	6,850	14.5	7,412	15.0
Communications	3,472	7.3	3,477	7.0
Total	$47,252	100.0%	$49,417	100.0%
Structured Securities
We held $17.5 billion and $18.0 billion of Structured Securities, at estimated fair value, at March 31, 2021 and December 31, 2020, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,764	60.9%	$399	$4,852	58.5%	$484
Pass-through securities	3,062	39.1	103	3,442	41.5	157
Total RMBS	$7,826	100.0%	$502	$8,294	100.0%	$641
Risk profile:
Agency	$6,053	77.3%	$361	$6,519	78.6%	$502
Prime	141	1.8	5	167	2.0	5
Alt-A	827	10.6	75	793	9.6	67
Sub-prime	805	10.3	61	815	9.8	67
Total RMBS	$7,826	100.0%	$502	$8,294	100.0%	$641
Ratings profile:
Rated Aaa	$6,271	80.1%		$6,738	81.2%
Designated NAIC 1	$7,710	98.5%		$8,204	98.9%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$93	$105	$93	$115
2011	13	13	66	66
2012	146	147	146	148
2013	210	216	214	218
2014	346	360	347	367
2015	956	1,016	956	1,035
2016	470	499	472	515
2017	716	768	701	781
2018	1,677	1,834	1,664	1,906
2019	1,028	1,054	990	1,072
2020	555	538	558	567
2021	117	116	—	—
Total	$6,327	$6,666	$6,207	$6,790
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.8 billion, or 71.4% of total CMBS, and designated NAIC 1 was $6.3 billion, or 94.4% of total CMBS, at March 31, 2021. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 73.4% of total CMBS, and designated NAIC 1 was $6.5 billion, or 95.0% of total CMBS at December 31, 2020.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$1,766	57.9%	$9	$1,762	61.1%	$5
Consumer loans	246	8.1	4	250	8.7	6
Student loans	275	9.0	6	247	8.6	5
Automobile loans	114	3.7	4	92	3.2	5
Credit card loans	83	2.7	5	53	1.8	7
Other loans	567	18.6	18	480	16.6	22
Total	$3,051	100.0%	$46	$2,884	100.0%	$50
Ratings profile:
Rated Aaa	$1,604	52.6%		$1,512	52.4%
Designated NAIC 1	$2,713	88.9%		$2,549	88.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	March 31, 2021				December 31, 2020
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$9,642	61.1%	$45	0.5%	$9,714	61.1%	$44	0.5%
Agricultural	3,607	22.9%	13	0.4%	3,538	22.2%	15	0.4%
Residential	2,532	16.0%	33	1.3%	2,650	16.7%	35	1.3%
Total	$15,781	100.0%	$91	0.6%	$15,902	100.0%	$94	0.6%

Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 96% at both March 31, 2021 and December 31, 2020. The remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

March 31, 2021
California	23%
New York	12%
Texas	8%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2021 and December 31, 2020. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

March 31, 2021
California	35%
Florida	9%
New York	9%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,556	26.5%	$2,670	27.5%
South Atlantic	1,915	19.9	1,832	18.9
Middle Atlantic	1,823	18.9	1,861	19.1
West South Central	808	8.4	802	8.2
Mountain	735	7.6	736	7.6
East North Central	593	6.1	596	6.1
International	503	5.2	506	5.2
New England	451	4.7	453	4.7
West North Central	113	1.2	113	1.2
East South Central	80	0.8	80	0.8
Multi-region and Other	65	0.7	65	0.7
Total recorded investment	9,642	100.0%	9,714	100.0%
Less: allowance for credit losses	45		44
Carrying value, net of allowance for credit losses	$9,597		$9,670
Property type:
Office	$3,705	38.4%	$3,788	39.0%
Apartment	2,114	21.9	2,072	21.3
Retail	1,957	20.3	2,068	21.3
Hotel	933	9.7	934	9.6
Industrial	905	9.4	822	8.5
Other	28	0.3	30	0.3
Total recorded investment	9,642	100.0%	9,714	100.0%
Less: allowance for credit losses	45		44
Carrying value, net of allowance for credit losses	$9,597		$9,670
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 58% and 57% at March 31, 2021 and December 31, 2020, respectively, and our average debt-service coverage ratio was 2.2x and 2.3x at March 31, 2021 and December 31, 2020, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 49% and 48% at March 31, 2021 and December 31, 2020, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded our loan modification and customer assistance programs.
Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At March 31, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $250 million, comprised of $155 million commercial mortgage loans, $23 million of agricultural mortgage loans and $72 million of residential mortgage loans. At December 31, 2020, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $299 million, comprised of $197 million commercial mortgage loans, $23 million of agricultural mortgage loans and $79 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDRs”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the three months ended March 31, 2021 and 2020.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLCs”) were as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Other limited partnerships interests	$2,780	$2,373
Real estate limited partnerships and LLCs (1)	439	437
Total	$3,219	$2,810
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $507 million and $501 million at March 31, 2021 and December 31, 2020, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,103	92.8%	$3,582	95.6%
Tax credit renewable energy partnerships	61	2.7	64	1.7
Leveraged leases, net of non-recourse debt	50	2.2	50	1.3
FHLB Stock	40	1.8	39	1.1
Other	13	0.5	12	0.3
Total	$2,267	100.0%	$3,747	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2021 and December 31, 2020.
•The statement of operations effects of derivatives in cash flow, fair value or non-qualifying hedge relationships for the three months ended March 31, 2021 and 2020.
See “Business — Segments and Corporate & Other — Annuities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” included in our 2020 Annual Report for more information about our use of derivatives by major hedging programs.
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
Derivatives categorized as Level 3 at March 31, 2021 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
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
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2021		December 31, 2020
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,774	$36	$1,755	$41
Purchased	18	—	18	—
Total	$1,792	$36	$1,773	$41
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
Embedded Derivatives
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for (i) information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and (ii) a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The Company did not hold non-cash collateral at either March 31, 2021 or December 31, 2020. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $70 million and $898 million at March 31, 2021 and December 31, 2020, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Guarantees
See “Guarantees” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.

Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity Securities AFS” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Limited Partnerships and Limited Liability Companies” for information on our partnership investments.
Other than the commitments disclosed in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, there are no other material obligations or liabilities arising from the commitments to fund mortgage loans, partnership investments, bank credit facilities and private corporate bond investments. For further information on commitments to fund partnership investments, mortgage loans, bank credit facilities and private corporate bond investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Contractual Obligations” included in our 2020 Annual Report.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. For more details on policyholder liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2020 Annual Report. Except as otherwise discussed below, there have been no material changes to our actuarial liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2020 Annual Report.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements.” A discussion of policyholder account balances by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2020 Annual Report.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Overview — Current Products — Variable Annuities” included in our 2020 Annual Report for additional information.
Select information that management considers relevant to understanding our variable annuity risk management strategy has been included below.
Net Amount at Risk
The net amount at risk (“NAR”) for the GMIB is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents our potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the guaranteed amount under the contract may not be annuitized until after the waiting period of the contract.

The NAR for the guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”) is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date. The NAR assumes utilization of benefits by all contract holders as of the balance sheet date. For the GMAB, the NAR would not be available until the GMAB maturity date. For the GMWB, only a small portion of the Benefit Base is available for withdrawal on an annual basis.
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
A detailed description of NAR by type of guaranteed minimum benefit can be found in “Business — Segments and Corporate & Other — Annuities — Overview — Net Amount at Risk” included in our 2020 Annual Report.
The variable annuity account values and NAR by type of guaranteed minimum benefit were as follows at:

	March 31, 2021 (1)				December 31, 2020 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$42,735	$1,898	$5,452	41.8%	$42,693	$1,930	$6,482	49.0%
GMIB Max with EDB (3)	11,115	3,129	162	15.4%	11,457	2,869	173	16.7%
GMIB Max without EDB	6,312	4	33	6.3%	6,524	2	37	7.2%
GMAB	725	1	1	2.1%	723	1	1	0.2%
GMWB	2,812	39	6	3.0%	2,803	38	6	0.9%
GMWB4L	15,135	89	520	21.4%	15,165	80	718	27.5%
GMWB4L (FlexChoiceSM)	6,203	8	123	26.3%	5,823	3	145	30.0%
EDB Only	3,893	579	—	N/A	3,908	556	—	N/A
GMDB Only (Other than EDB)	19,603	961	—	N/A	19,328	959	—	N/A
Total	$108,533	$6,708	$6,297		$108,424	$6,438	$7,562
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.0 billion at March 31, 2021, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.

All other variable annuity guarantee features are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $1.7 billion at March 31, 2021, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $4.5 billion at March 31, 2021, are accounted for at estimated fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in our 2020 Annual Report.
The variable annuity reserve balances by guarantee type were as follows at:

	March 31, 2021			December 31, 2020
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,402	$—	$1,402	$1,355	$—	$1,355
GMIB	3,407	1,730	5,137	3,499	2,496	5,995
GMIB Max	888	(31)	857	871	153	1,024
GMAB	—	(10)	(10)	—	1	1
GMWB	—	26	26	—	47	47
GMWB4L	300	12	312	291	218	509
GMWB4L (FlexChoiceSM)	—	(6)	(6)	—	5	5
Total	$5,997	$1,721	$7,718	$6,016	$2,920	$8,936
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity market volatility, or interest rates. Carrying values are also affected by our assumptions around mortality, separate account returns and policyholder behavior, including lapse, annuitization and withdrawal rates. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2020 Annual Report. Furthermore, changes in policyholder behavior assumptions can result in additional changes in accounting estimates.
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	March 31, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,430	$259	$—	$2,180	$358	$—
Interest rate options	32,340	192	141	25,980	712	121
Interest rate forwards	8,965	78	609	8,086	851	78
Total	$43,735	$529	$750	$36,246	$1,921	$199
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

The gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program as well as the interest rate hedges allocated from our macro interest rate hedging program were as follows at:

	March 31, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$27,732	$935	$871	$28,955	$942	$838
Equity total return swaps	24,428	156	293	15,056	143	822
Equity variance swaps	1,098	16	13	1,098	13	20
Interest rate swaps	2,430	259	—	2,180	358	—
Interest rate options	31,140	156	118	24,780	531	121
Interest rate forwards	4,346	—	333	3,466	208	26
Total	$91,174	$1,522	$1,628	$75,535	$2,195	$1,827
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
Period-to-period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2020 Annual Report.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “— Industry Trends — COVID-19 Pandemic” and “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” included in our 2020 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $3.9 billion and $4.5 billion at March 31, 2021 and December 31, 2020, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $48.9 billion and $52.0 billion at March 31, 2021 and December 31, 2020, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

The Company
Liquidity
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets, which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which reflect the impact of various scenarios, including (i) the potential increase in our requirement to pledge additional collateral or return collateral to our counterparties, (ii) a reduction in new business sales, and (iii) the risk of early contract holder and policyholder withdrawals, as well as lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights in many of our products, which deter the customer from making withdrawals prior to the maturity date of the product. If significant cash is required beyond our anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternative sources of liquidity include cash flows from operations, sales of liquid assets and funding sources, including secured funding agreements, unsecured credit facilities and secured committed facilities.
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
In support of our target combined risk-based capital (“RBC”) ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital market scenarios over the life of the contracts (“CTE98”) level in normal market conditions. We refer to our target level of assets as our Variable Annuity Target Funding Level. While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions, we intend to allow such assets supporting our variable annuity contracts to range between a target floor level of CTE95 (the average of the worst five percent of a set of capital market scenarios over the life of the contracts) and CTE98.
On February 10, 2021, we authorized the repurchase of up to $200 million of our common stock, which is in addition to the $1.1 billion aggregate stock repurchase authorizations announced in February 2020, May 2019 and August 2018. Repurchases made under the February 10, 2021 authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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

Rating Agencies
Credit rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for BHF and certain of its subsidiaries from negative back to stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2020 Annual Report for an in-depth description of the impact of a potential ratings downgrade.
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$—	$96
Changes in policyholder account balances, net	1,360	1,496
Changes in payables for collateral under securities loaned and other transactions, net	—	6,597
Total sources	1,360	8,189
Uses:
Operating activities, net	104	—
Investing activities, net	200	1,484
Changes in payables for collateral under securities loaned and other transactions, net	971	—
Dividends on preferred stock	25	7
Treasury stock acquired in connection with share repurchases	68	142
Financing element on certain derivative instruments and other derivative related transactions, net	67	486
Other, net	8	17
Total uses	1,443	2,136
Net increase (decrease) in cash and cash equivalents	$(83)	$6,053
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
Funding Sources
Liquidity is provided by a variety of funding sources, including secured and unsecured funding agreements, unsecured credit facilities and secured committed facilities. Capital is provided by a variety of funding sources, including issuances of debt and equity securities, as well as borrowings under our credit facilities. We maintain a shelf registration statement with the SEC that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under SEC rules, our shelf registration statement provides for automatic effectiveness upon filing and has no stated issuance capacity. The diversity of our funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary funding sources include:
Preferred Stock
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 10 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for information on preferred stock issuances.
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances to provide additional liquidity or for spread lending purposes. The activity under all such funding agreements is reported in policyholder account balances. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on funding agreements.
Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. On April 12, 2021, Brighthouse Life Insurance Company issued funding agreements to the Trust in an aggregate principal amount of $700 million. Activity related to these funding agreements will be reported in Corporate & Other.
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where it maintains an active funding agreement program, under which funding agreements may be issued either (i) to provide additional liquidity or (ii) for spread lending purposes. At both March 31, 2021 and December 31, 2020, there were no obligations outstanding under this funding agreement program and, during both the three months ended March 31, 2021 and 2020, there were no issuances or repayments under this funding agreement program. On April 19, 2021, Brighthouse Life Insurance Company issued funding agreements to the FHLB of Atlanta for spread lending purposes in an aggregate principal amount of $500 million. Activity related to these funding agreements will be reported in Corporate & Other.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million either (i) to provide additional liquidity or (ii) for spread lending purposes. At both March 31, 2021 and December 31, 2020, there were no borrowings under this funding agreement program. On April 30, 2021, Brighthouse Life Insurance Company issued funding agreements to Farmer Mac for spread lending purposes in an aggregate principal amount of $25 million. Activity related to these funding agreements will be reported in Corporate & Other.
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	March 31, 2021	December 31, 2020
	(In millions)
Senior notes	$3,042	$3,042
Junior subordinated debentures	363	363
Other long-term debt (1)	30	31
Total long-term debt (2)	$3,435	$3,436
__________________
(1)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
(2)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $35 million at both March 31, 2021 and December 31, 2020, for senior notes and junior subordinated debentures on a combined basis.
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information regarding the terms of our long-term debt.
Debt and Facility Covenants
Our debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At March 31, 2021, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at March 31, 2021. Subsequent to March 31, 2021 and through May 6, 2021, BHF repurchased an additional 1,066,550 shares of its common stock through open market purchases, pursuant to 10b5-1 plans, for $49 million.
Preferred Stock Dividends
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.

Debt Repayments
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for information on debt repayments.
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
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on debt repurchases.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the three months ended March 31, 2021 and 2020, general account surrenders and withdrawals totaled $712 million and $545 million, respectively, of which $612 million and $517 million, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both March 31, 2021 and December 31, 2020, we did not pledge any cash collateral to counterparties. At March 31, 2021 and December 31, 2020, we were obligated to return cash collateral pledged to us by counterparties of $951 million and $1.6 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $3.3 billion and $3.7 billion at March 31, 2021 and December 31, 2020, respectively. Of these amounts, $907 million and $937 million at March 31, 2021 and December 31, 2020, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2021 was $879 million, primarily comprised of U.S. government and agency securities that, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

Short-term Liquidity and Liquid Assets
At both March 31, 2021 and December 31, 2020, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.6 billion. Short-term liquidity is comprised of cash and cash equivalents and short-term investments.
At March 31, 2021 and December 31, 2020, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.6 billion and $1.7 billion, respectively, of which $1.5 billion and $1.6 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Note 10 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report.
Primary Sources and Uses of Liquidity and Capital
The principal sources of funds available to BHF include distributions from Brighthouse Holdings, LLC (“BH Holdings”), dividends and returns of capital from its insurance subsidiaries and BRCD, capital markets issuances, as well as its own cash and cash equivalents and short-term investments. These sources of funds may also be supplemented by alternate sources of liquidity either directly or indirectly through our insurance subsidiaries. For example, we have established internal liquidity facilities to provide liquidity within and across our regulated and non-regulated entities to support our businesses.
The primary uses of liquidity of BHF include debt-service obligations (including interest expense and debt repayments), preferred stock dividends, capital contributions to subsidiaries, common stock repurchases and payment of general operating expenses. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable BHF to make payments on debt, pay preferred stock dividends, contribute capital to its subsidiaries, repurchase its common stock, pay all general operating expenses and meet its cash needs.
In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital” and “— The Company — Primary Uses of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources and uses of liquidity and capital:
Distributions from and Capital Contributions to BH Holdings
During the three months ended March 31, 2021 and 2020, BHF did not make any cash capital contributions to BH Holdings and received cash distributions of $0 and $488 million, respectively, from BH Holdings.

Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2021 and 2020, BHF borrowed $196 million and $165 million, respectively, from certain of its non-insurance subsidiaries and repaid $200 million and $315 million of such borrowings during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, BHF had total obligations outstanding of $449 million and $453 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the three months ended March 31, 2021 and 2020, there were no borrowings or repayments by BHF under these facilities and, at both March 31, 2021 and December 31, 2020, BHF had no obligations outstanding under such facilities.

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
•the impact of interest rates on our future ULSG policyholder obligations and net income volatility;
•the impact of the COVID-19 pandemic;
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2020 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2020 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2020 Annual Report, with the exception of sensitivity to changes in interest rates. Sensitivity to a 100 basis point rise in interest rates decreased by $1.3 billion, or 15%, to $7.4 billion as of March 31, 2021 from $8.7 billion as of December 31, 2020, primarily as a result of the impact of higher interest rates on both the estimated fair value of fixed maturity securities and our interest rate derivative contracts, in line with management expectations.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e)

and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2020 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2021	481,337	$39.10	481,337	$61
February 1 — February 28, 2021	463,938	$39.63	463,938	$243
March 1 — March 31, 2021	862,466	$42.94	714,597	$212
Total	1,807,741		1,659,872
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On February 10, 2021, we authorized the repurchase of up to $200 million of our common stock, which is in addition to the $1.1 billion aggregate stock repurchase authorizations announced in February 2020, May 2019 and August 2018. For more information on common stock repurchases, see Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 10, 2021