Form 10-Q
period 2021-06-30
Brighthouse Financial, Inc.
filed 2021-08-06
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 4, 2021, 83,110,216 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2021 (Unaudited) and December 31, 2020 and for the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Equity	39
	Note 8 — Other Revenues and Other Expenses	42
	Note 9 — Earnings Per Common Share	43
	Note 10 — Contingencies, Commitments and Guarantees	44
	Note 11 — Subsequent Events	46
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4.	Controls and Procedures	91

Part II — Other Information
Item 1.	Legal Proceedings	93
Item 1A.	Risk Factors	93
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 6.	Exhibits	94

Signature		95

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $75,454 and $70,529, respectively; allowance for credit losses of $9 and $2, respectively)	$84,785	$82,495
Equity securities, at estimated fair value	91	138
Mortgage loans (net of allowance for credit losses of $97 and $94, respectively)	16,732	15,808
Policy loans	1,255	1,291
Limited partnerships and limited liability companies	3,546	2,810
Short-term investments, principally at estimated fair value	1,293	3,242
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,863	3,747
Total investments	110,565	109,531
Cash and cash equivalents	4,882	4,108
Accrued investment income	827	676
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,127	16,158
Deferred policy acquisition costs and value of business acquired	5,122	4,911
Other assets	494	516
Separate account assets	115,839	111,969
Total assets	$253,856	$247,869
Liabilities and Equity
Liabilities
Future policy benefits	$43,427	$44,448
Policyholder account balances	60,300	54,508
Other policy-related balances	3,356	3,411
Payables for collateral under securities loaned and other transactions	5,143	5,252
Long-term debt	3,436	3,436
Current income tax payable	150	126
Deferred income tax liability	1,109	1,620
Other liabilities	4,916	5,011
Separate account liabilities	115,839	111,969
Total liabilities	237,676	229,781
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,403 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,475,669 and 121,002,523 shares issued, respectively; 84,223,669 and 88,211,618 shares outstanding, respectively	1	1
Additional paid-in capital	13,842	13,878
Retained earnings (deficit)	(1,088)	(534)
Treasury stock, at cost; 37,252,000 and 32,790,905 shares, respectively	(1,236)	(1,038)
Accumulated other comprehensive income (loss)	4,596	5,716
Total Brighthouse Financial, Inc.’s stockholders’ equity	16,115	18,023
Noncontrolling interests	65	65
Total equity	16,180	18,088
Total liabilities and equity	$253,856	$247,869
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$162	$193	$346	$391
Universal life and investment-type product policy fees	919	827	1,849	1,713
Net investment income	1,212	652	2,399	1,568
Other revenues	101	93	228	195
Net investment gains (losses)	(34)	(34)	(20)	(53)
Net derivative gains (losses)	(684)	(2,653)	(2,188)	4,249
Total revenues	1,676	(922)	2,614	8,063
Expenses
Policyholder benefits and claims	752	839	1,508	2,026
Interest credited to policyholder account balances	287	276	584	535
Amortization of deferred policy acquisition costs and value of business acquired	8	(92)	99	678
Other expenses	608	577	1,170	1,094
Total expenses	1,655	1,600	3,361	4,333
Income (loss) before provision for income tax	21	(2,522)	(747)	3,730
Provision for income tax expense (benefit)	(10)	(531)	(195)	762
Net income (loss)	31	(1,991)	(552)	2,968
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	31	(1,991)	(554)	2,966
Less: Preferred stock dividends	21	7	46	14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$10	$(1,998)	$(600)	$2,952
Comprehensive income (loss)	$1,238	$327	$(1,672)	$4,693
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,238	$327	$(1,674)	$4,691

Earnings per common share
Basic	$0.12	$(21.10)	$(6.93)	$29.60
Diluted	$0.11	$(21.10)	$(6.93)	$29.56
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Treasury stock acquired in connection with share repurchases					(68)		(68)		(68)
Share-based compensation		—	5		(6)		(1)		(1)
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(585)			(585)	2	(583)
Other comprehensive income (loss), net of income tax						(2,327)	(2,327)		(2,327)
Balance at March 31, 2021	—	1	13,858	(1,119)	(1,112)	3,389	15,017	65	15,082
Treasury stock acquired in connection with share repurchases					(124)		(124)		(124)
Share-based compensation		—	5		—		5		5
Dividends on preferred stock			(21)				(21)		(21)
Change in noncontrolling interests							—	—	—
Net income (loss)				31			31	—	31
Other comprehensive income (loss), net of income tax						1,207	1,207		1,207
Balance at June 30, 2021	$—	$1	$13,842	$(1,088)	$(1,236)	$4,596	$16,115	$65	$16,180

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Treasury stock acquired in connection with share repurchases					(142)		(142)		(142)
Share-based compensation			3		(2)		1		1
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				4,957			4,957	2	4,959
Other comprehensive income (loss), net of income tax						(596)	(596)		(596)
Balance at March 31, 2020	—	1	12,911	5,521	(706)	2,647	20,374	65	20,439
Preferred stock issuance	—		390				390		390
Treasury stock acquired in connection with share repurchases					(180)		(180)		(180)
Share-based compensation		—	6		(1)		5		5
Dividends on preferred stock				(7)			(7)		(7)
Change in noncontrolling interests							—	—	—
Net income (loss)				(1,991)			(1,991)	—	(1,991)
Other comprehensive income (loss), net of income tax						2,318	2,318		2,318
Balance at June 30, 2020	$—	$1	$13,307	$3,523	$(887)	$4,965	$20,909	$65	$20,974
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$69	$467
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,238	3,729
Equity securities	101	27
Mortgage loans	1,384	827
Limited partnerships and limited liability companies	117	86
Purchases of:
Fixed maturity securities	(9,833)	(5,894)
Equity securities	(6)	—
Mortgage loans	(2,247)	(923)
Limited partnerships and limited liability companies	(379)	(298)
Cash received in connection with freestanding derivatives	2,140	4,958
Cash paid in connection with freestanding derivatives	(2,893)	(2,138)
Net change in policy loans	36	91
Net change in short-term investments	1,949	(2,565)
Net change in other invested assets	(19)	(25)
Net cash provided by (used in) investing activities	(4,412)	(2,125)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,886	4,835
Withdrawals	(1,295)	(1,153)
Net change in payables for collateral under securities loaned and other transactions	(109)	3,485
Long-term debt issued	—	614
Long-term debt repaid	(1)	(1,001)
Preferred stock issued, net of issuance costs	—	390
Dividends on preferred stock	(46)	(14)
Treasury stock acquired in connection with share repurchases	(192)	(322)
Financing element on certain derivative instruments and other derivative related transactions, net	(118)	(698)
Other, net	(8)	(30)
Net cash provided by (used in) financing activities	5,117	6,106
Change in cash, cash equivalents and restricted cash	774	4,448
Cash, cash equivalents and restricted cash, beginning of period	4,108	2,877
Cash, cash equivalents and restricted cash, end of period	$4,882	$7,325
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$81	$88
Income tax	$(4)	$3
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted as of June 30, 2021.

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
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements, activities related to funding agreements associated with the Company’s institutional spread margin business, as well as direct-to-consumer life insurance that is no longer actively sold.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$417	$85	$140	$(82)	$560
Provision for income tax expense (benefit)	79	17	18	(10)	104
Post-tax adjusted earnings	338	68	122	(72)	456
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	21	21
Adjusted earnings	$338	$68	$122	$(93)	435
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(684)
Other adjustments to net income (loss)					179
Provision for income tax (expense) benefit					114
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$10

Interest revenue	$533	$168	$499	$17
Interest expense	$—	$—	$—	$40

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$205	$60	$(146)	$(98)	$21
Provision for income tax expense (benefit)	34	12	(31)	(12)	3
Post-tax adjusted earnings	171	48	(115)	(86)	18
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	7	7
Adjusted earnings	$171	$48	$(115)	$(93)	11
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(2,653)
Other adjustments to net income (loss)					144
Provision for income tax (expense) benefit					534
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(1,998)

Interest revenue	$405	$69	$166	$16
Interest expense	$—	$—	$—	$45

	Six Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$831	$137	$225	$(143)	$1,050
Provision for income tax expense (benefit)	157	27	27	(29)	182
Post-tax adjusted earnings	674	110	198	(114)	868
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	46	46
Adjusted earnings	$674	$110	$198	$(162)	820
Adjustments for:
Net investment gains (losses)					(20)
Net derivative gains (losses)					(2,188)
Other adjustments to net income (loss)					411
Provision for income tax (expense) benefit					377
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(600)

Interest revenue	$1,083	$334	$961	$31
Interest expense	$—	$—	$—	$81

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$594	$73	$(236)	$(157)	$274
Provision for income tax expense (benefit)	107	14	(51)	(34)	36
Post-tax adjusted earnings	487	59	(185)	(123)	238
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	14	14
Adjusted earnings	$487	$59	$(185)	$(139)	222
Adjustments for:
Net investment gains (losses)					(53)
Net derivative gains (losses)					4,249
Other adjustments to net income (loss)					(740)
Provision for income tax (expense) benefit					(726)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$2,952

Interest revenue	$865	$185	$490	$36
Interest expense	$—	$—	$—	$92
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Annuities	$1,257	$1,052	$2,555	$2,203
Life	383	285	793	639
Run-off	662	332	1,290	825
Corporate & Other	36	37	71	79
Adjustments	(662)	(2,628)	(2,095)	4,317
Total	$1,676	$(922)	$2,614	$8,063
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Annuities	$177,135	$172,233
Life	24,126	23,809
Run-off	37,039	38,366
Corporate & Other	15,556	13,461
Total	$253,856	$247,869

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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$111,655		$61,567		$108,424		$60,674
Separate account value	$106,608		$60,358		$103,315		$59,419
Net amount at risk	$6,031	(4)	$4,949	(5)	$6,438	(4)	$6,692	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	June 30, 2021	December 31, 2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,634	$5,772
Net amount at risk (6)	$68,043	$69,083
Average attained age of policyholders	67 years	67 years

Variable Life Contracts
Total account value (3)	$4,708	$3,926
Net amount at risk (6)	$19,440	$19,909
Average attained age of policyholders	51 years	51 years
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
4. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$33,775	$1	$4,311	$168	$37,917	$32,608	$2	$5,370	$70	$37,906
Foreign corporate	10,755	6	1,151	71	11,829	10,060	—	1,501	50	11,511
U.S. government and agency	7,323	—	2,013	78	9,258	6,007	—	2,637	6	8,638
RMBS	8,195	—	541	13	8,723	7,653	—	644	3	8,294
CMBS	6,545	—	466	13	6,998	6,207	—	592	9	6,790
State and political subdivision	3,956	—	884	5	4,835	3,673	—	967	—	4,640
ABS	3,304	—	56	4	3,356	2,834	—	60	10	2,884
Foreign government	1,601	2	276	6	1,869	1,487	—	346	1	1,832
Total fixed maturity securities	$75,454	$9	$9,698	$358	$84,785	$70,529	$2	$12,117	$149	$82,495
The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million at both June 30, 2021 and December 31, 2020.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,203	$9,016	$16,101	$31,090	$18,044	$75,454
Estimated fair value	$1,222	$9,531	$17,440	$37,515	$19,077	$84,785
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

	June 30, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$3,917	$156	$300	$12	$1,737	$57	$185	$13
Foreign corporate	1,048	33	273	38	254	8	387	42
U.S. government and agency	1,710	78	—	—	236	6	—	—
RMBS	1,277	12	41	1	180	2	22	1
CMBS	606	11	59	2	332	7	44	2
State and political subdivision	268	5	—	—	48	—	—	—
ABS	759	3	185	1	506	3	629	7
Foreign government	147	6	—	—	54	1	—	—
Total fixed maturity securities	$9,732	$304	$858	$54	$3,347	$84	$1,267	$65
Total number of securities in an unrealized loss position	1,327		260		667		244
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $527 million and $514 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $9 million, relating to five securities at June 30, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	Total
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$2	$—	$—	$2
Allowance on securities where credit losses were not previously recorded	—	6	2	8
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against allowance (1)	—	—	—	—
Balance, end of period	$1	$6	$2	$9
Six Months Ended June 30, 2020
Balance, beginning of period	$3	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	3	2	—	5
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	—	(1)
Write-offs charged against allowance (1)	(3)	(1)	—	(4)
Balance, end of period	$2	$2	$—	$4
_______________
(1)The Company did not record any write-offs during the six months ended June 30, 2021. The Company recorded total write-offs of $13 million during the six months ended June 30, 2020.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$10,252	61.3%	$9,714	61.4%
Agricultural	3,791	22.7	3,538	22.4
Residential	2,786	16.6	2,650	16.8
Total mortgage loans (1)	16,829	100.6	15,902	100.6
Allowance for credit losses	(97)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$16,732	100.0%	$15,808	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $621 million and $799 million for the three months and six months ended June 30, 2021, respectively, and $331 million and $488 million for the three months and six months ended June 30, 2020, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both June 30, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $88 million and $89 million at June 30, 2021 and December 31, 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	3	(2)	2	3
Balance, end of period	$47	$13	$37	$97
Six Months Ended June 30, 2020
Balance, beginning of period	$27	$17	$22	$66
Current period provision	10	(1)	17	26
Balance, end of period	$37	$16	$39	$92
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Purchase price	$229	$77
Allowance at acquisition date	1	2
Discount or premium attributable to other factors	(16)	2
Par value	$214	$81

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
June 30, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$692	$333	$1,423	$972	$514	$3,565	$7,499
65% to 75%	219	199	552	512	294	576	2,352
76% to 80%	—	—	—	—	44	88	132
Greater than 80%	—	—	—	30	—	239	269
Total commercial mortgage loans	911	532	1,975	1,514	852	4,468	10,252
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	433	543	538	717	354	934	3,519
65% to 75%	61	79	78	11	25	18	272
Total agricultural mortgage loans	494	622	616	728	379	952	3,791
Residential mortgage loans
Performing	66	208	351	332	177	1,594	2,728
Nonperforming	—	2	2	2	1	51	58
Total residential mortgage loans	66	210	353	334	178	1,645	2,786
Total	$1,471	$1,364	$2,944	$2,576	$1,409	$7,065	$16,829

	2020	2019	2018	2017	2016	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$9,545	93.1%	$9,450	97.3%
1.00x - 1.20x	359	3.5	204	2.1
Less than 1.00x	348	3.4	60	0.6
Total	$10,252	100.0%	$9,714	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At June 30, 2021 and December 31, 2020, $33 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2021				December 31, 2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$10,252	$3,774	$2,683	$16,709	$9,714	$3,538	$2,575	$15,827
30-59 days past due	—	—	45	45	—	—	9	9
60-89 days past due	—	—	14	14	—	—	24	24
90-179 days past due	—	15	28	43	—	—	27	27
180+ days past due	—	2	16	18	—	—	15	15
Total	$10,252	$3,791	$2,786	$16,829	$9,714	$3,538	$2,650	$15,902

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2021 and December 31, 2020, $33 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2021	$—	$14	$58	$72
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $9 million and $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2021 and December 31, 2020, respectively.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the six months ended June 30, 2021 and 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a troubled debt restructuring during both the six months ended June 30, 2021 and 2020.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes tax credit and renewable energy partnerships, leveraged leases and Federal Home Loan Bank (“FHLB”) stock.
Leveraged Leases
The carrying value of leveraged leases was $49 million and $50 million at June 30, 2021 and December 31, 2020, respectively. The allowance for credit losses was $13 million at both June 30, 2021 and December 31, 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both June 30, 2021 and December 31, 2020, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$9,340	$11,968
Derivatives	208	173
Other	(17)	(16)
Subtotal	9,531	12,125
Amounts allocated from:
Future policy benefits	(3,204)	(4,313)
DAC, VOBA and DSI	(444)	(520)
Subtotal	(3,648)	(4,833)
Deferred income tax benefit (expense)	(1,235)	(1,531)
Net unrealized investment gains (losses)	$4,648	$5,761
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2021
(In millions)
Balance at December 31, 2020	$5,761
Unrealized investment gains (losses) during the period	(2,594)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,109
DAC, VOBA and DSI	76
Deferred income tax benefit (expense)	296
Balance at June 30, 2021	$4,648
Change in net unrealized investment gains (losses)	$(1,113)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2021 and December 31, 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2021	December 31, 2020
	(In millions)
Securities on loan: (1)
Amortized cost	$3,071	$2,373
Estimated fair value	$3,969	$3,603
Cash collateral received from counterparties (2)	$4,025	$3,674
Securities collateral received from counterparties (3)	$7	$—
Reinvestment portfolio — estimated fair value	$4,193	$3,830
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,255	$2,336	$433	$4,024	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$1,256	$2,336	$433	$4,025	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2021 was $1.2 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and U.S. and foreign corporate securities) with 61% invested in agency RMBS, cash and cash equivalents and U.S. government and agency securities at June 30, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,899	$10,135
Invested assets held in trust (reinsurance agreements) (2)	5,725	5,717
Invested assets pledged as collateral (3)	5,448	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$21,072	$21,447
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $112 million and $60 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $120 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $63 million and $39 million at redemption value at June 30, 2021 and December 31, 2020, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Variable Interest Entities
A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not substantively participate in the gains and losses of the entity.
The Company enters into various arrangements with VIEs in the normal course of business and has invested in legal entities that are VIEs. VIEs are consolidated when it is determined that the Company is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In addition, the evaluation of whether a legal entity is a VIE and if the Company is a primary beneficiary includes a review of the capital structure of the VIE, the related contractual relationships and terms, the nature of the operations and purpose of the VIE, the nature of the VIE interests issued and the Company’s involvement with the entity.
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,562	$13,641	$13,665	$12,581
Limited partnerships and LLCs	2,997	4,336	2,319	3,578
Total	$17,559	$17,977	$15,984	$16,159
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$703	$676	$1,393	$1,345
Equity securities	1	1	2	3
Mortgage loans	167	166	331	332
Policy loans	16	13	33	25
Limited partnerships and LLCs (1)	350	(189)	688	(107)
Cash, cash equivalents and short-term investments	1	14	3	37
Other	9	11	19	25
Total investment income	1,247	692	2,469	1,660
Less: Investment expenses	35	40	70	92
Net investment income	$1,212	$652	$2,399	$1,568
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $339 million and $670 million for the three months and six months ended June 30, 2021, respectively, and ($192) million and ($119) million for the three months and six months ended June 30, 2020, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fixed maturity securities	$(33)	$(21)	$(23)	$(27)
Equity securities	3	7	3	(7)
Mortgage loans	(5)	(22)	(1)	(26)
Limited partnerships and LLCs	1	(2)	1	(3)
Other	—	4	—	10
Total net investment gains (losses)	$(34)	$(34)	$(20)	$(53)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$977	$622	$2,239	$1,271
Gross investment gains	$8	$15	$41	$32
Gross investment losses	(40)	(37)	(57)	(43)
Net investment gains (losses)	$(32)	$(22)	$(16)	$(11)
5. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$240	$28	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	2,905	153	59	2,812	134	112
Total qualifying hedges		3,145	181	59	3,102	200	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,845	366	19	2,295	463	—
Interest rate caps	Interest rate	3,100	8	—	2,350	2	—
Interest rate options	Interest rate	28,590	302	178	25,980	712	122
Interest rate forwards	Interest rate	10,498	244	244	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	973	81	25	1,000	86	32
Foreign currency forwards	Foreign currency exchange rate	460	2	—	201	—	—
Credit default swaps — purchased	Credit	18	—	1	18	—	—
Credit default swaps — written	Credit	1,774	41	1	1,755	41	—
Credit default options	Credit	300	—	—	100	—	—
Equity index options	Equity market	29,176	1,188	944	31,576	1,071	838
Equity variance swaps	Equity market	359	9	7	1,098	13	20
Equity total return swaps	Equity market	25,760	259	403	15,056	143	822
Total non-designated or non-qualifying derivatives		103,853	2,500	1,822	89,515	3,382	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	219	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	5,466	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	2,041	N/A	—	2,920
Assumed index-linked annuities	Other	N/A	—	427	N/A	—	382
Total embedded derivatives		N/A	219	7,934	N/A	283	7,157
Total		$106,998	$2,900	$9,815	$92,617	$3,865	$9,181
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in ASC 815; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$19
Foreign currency exchange rate derivatives	3	—	8	95
Total cash flow hedges	3	—	9	114
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	722	—	—	—
Foreign currency exchange rate derivatives	18	(2)	—	—
Credit derivatives	8	—	—	—
Equity derivatives	(306)	—	—	—
Embedded derivatives	(1,127)	—	—	—
Total non-qualifying hedges	(685)	(2)	—	—
Total	$(682)	$(2)	$9	$114
Three Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$(4)
Foreign currency exchange rate derivatives	3	(3)	10	(136)
Total cash flow hedges	3	(3)	10	(140)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(165)	—	—	—
Foreign currency exchange rate derivatives	(27)	(2)	—	—
Credit derivatives	29	—	—	—
Equity derivatives	(1,605)	—	—	—
Embedded derivatives	(883)	—	—	—
Total non-qualifying hedges	(2,651)	(2)	—	—
Total	$(2,648)	$(5)	$10	$(140)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$2	$(33)
Foreign currency exchange rate derivatives	8	(3)	16	79
Total cash flow hedges	9	(3)	18	46
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,190)	—	—	—
Foreign currency exchange rate derivatives	11	1	—	—
Credit derivatives	11	—	—	—
Equity derivatives	(448)	—	—	—
Embedded derivatives	(579)	—	—	—
Total non-qualifying hedges	(2,195)	1	—	—
Total	$(2,186)	$(2)	$18	$46
Six Months Ended June 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$1	$93
Foreign currency exchange rate derivatives	3	(3)	21	327
Total cash flow hedges	4	(3)	22	420
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,756	—	—	—
Foreign currency exchange rate derivatives	107	(9)	—	—
Credit derivatives	(3)	—	—	—
Equity derivatives	359	—	—	—
Embedded derivatives	(962)	—	—	—
Total non-qualifying hedges	4,257	(9)	—	—
Total	$4,261	$(12)	$22	$420
At June 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was two years and three years, respectively.
At June 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $208 million and $173 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$14	$683	2.4	$15	$683	2.9
Baa	27	1,081	5.2	26	1,072	5.2
Ba	—	6	4.5	—	—	—
Caa and Lower	(1)	4	4.5	—	—	—
Total	$40	$1,774	4.1	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2021
Derivative assets	$2,685	$(1,326)	$(1,004)	$355	$(305)	$50
Derivative liabilities	$1,872	$(1,326)	$—	$546	$(475)	$71
December 31, 2020
Derivative assets	$3,588	$(1,342)	$(1,340)	$906	$(840)	$66
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$546	$668
Estimated Fair Value of Collateral Provided: (2)
Fixed maturity securities	$887	$1,205
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

	June 30, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,389	$528	$37,917
Foreign corporate	—	11,468	361	11,829
U.S. government and agency	3,360	5,898	—	9,258
RMBS	—	8,689	34	8,723
CMBS	—	6,996	2	6,998
State and political subdivision	—	4,835	—	4,835
ABS	—	3,175	181	3,356
Foreign government	—	1,857	12	1,869
Total fixed maturity securities	3,360	80,307	1,118	84,785
Equity securities	26	62	3	91
Short-term investments	923	370	—	1,293
Derivative assets: (1)
Interest rate	—	948	—	948
Foreign currency exchange rate	—	230	6	236
Credit	—	27	14	41
Equity market	—	1,447	9	1,456
Total derivative assets	—	2,652	29	2,681
Embedded derivatives within asset host contracts (2)	—	—	219	219
Separate account assets	42	115,797	—	115,839
Total assets	$4,351	$199,188	$1,369	$204,908
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$441	$—	$441
Foreign currency exchange rate	—	84	—	84
Credit	—	—	2	2
Equity market	—	1,347	7	1,354
Total derivative liabilities	—	1,872	9	1,881
Embedded derivatives within liability host contracts (2)	—	—	7,934	7,934
Total liabilities	$—	$1,872	$7,943	$9,815

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2021.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
Structured Securities: Fair value is determined using third-party commercial pricing services, with the primary inputs being quoted prices in markets that are not active, spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, ratings, geographic region, weighted average coupon and weighted average maturity, average delinquency rates and debt-service coverage ratios. Other issuance-specific information is also used, including, but not limited to, collateral type, structure of the security, vintage of the loans, payment terms of the underlying asset, payment priority within tranche, and deal performance.
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

					June 30, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.13%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.25%	-	15.00%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.66%	-	22.21%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.26)%	-	1.37%	0.47%	-	1.97%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2021
Balance, beginning of period	$670	$126	$—	$—	$3	$—	$8	$(6,468)	$2
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	8	(1,127)	—
Total realized/unrealized gains (losses) included in AOCI	21	1	—	—	—	—	10	—	—
Purchases (7)	231	163	—	12	—	—	—	—	—
Sales (7)	(12)	(9)	—	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(120)	—
Transfers into Level 3 (8)	65	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(86)	(64)	—	—	—	—	—	—	(2)
Balance, end of period	$889	$217	$—	$12	$3	$—	$20	$(7,715)	$—
Three Months Ended June 30, 2020
Balance, beginning of period	$851	$218	$73	$7	$4	$2	$50	$(4,263)	$4
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	(3)	(883)	—
Total realized/unrealized gains (losses) included in AOCI	59	3	—	—	—	—	(10)	—	—
Purchases (7)	187	85	—	—	—	—	—	—	—
Sales (7)	(46)	(1)	—	—	—	(2)	(17)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(180)	—
Transfers into Level 3 (8)	86	26	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(241)	(158)	(73)	(7)	—	—	—	—	(1)
Balance, end of period	$894	$173	$—	$—	$4	$—	$20	$(5,326)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$—	$—	$—	$—	$—	$—	$3	$(1,104)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (9)	$21	$1	$—	$—	$—	$—	$10	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$—	$—	$—	$—	$—	$—	$3	$(928)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$58	$3	$—	$—	$—	$—	$(10)	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2021
Balance, beginning of period	$688	$67	$—	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	16	(579)	—
Total realized/unrealized gains (losses) included in AOCI	—	1	—	—	—	—	9	—	—
Purchases (7)	327	181	—	12	—	—	(1)	—	—
Sales (7)	(10)	(14)	—	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(262)	—
Transfers into Level 3 (8)	66	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(181)	(18)	—	—	—	—	—	—	(3)
Balance, end of period	$889	$217	$—	$12	$3	$—	$20	$(7,715)	$—
Six Months Ended June 30, 2020
Balance, beginning of period	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(4)	—	—	—	—	—	(2)	(962)	—
Total realized/unrealized gains (losses) included in AOCI	15	—	—	—	—	—	20	—	—
Purchases (7)	433	104	—	—	—	—	—	—	—
Sales (7)	(51)	(5)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(333)	—
Transfers into Level 3 (8)	153	30	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(113)	(73)	(73)	—	(4)	—	—	—	—
Balance, end of period	$894	$173	$—	$—	$4	$—	$20	$(5,326)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$(1)	$—	$—	$—	$—	$—	$2	$(560)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2021 (9)	$—	$1	$—	$—	$—	$—	$9	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$(17)	$(1,019)	$—
Changes in unrealized gains (losses) included in other comprehensive income for the instruments still held at June 30, 2020 (9)	$16	$—	$—	$—	$—	$—	$20	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$16,732	$—	$—	$17,690	$17,690
Policy loans	$1,255	$—	$498	$1,160	$1,658
Other invested assets	$75	$—	$63	$12	$75
Premiums, reinsurance and other receivables	$3,351	$—	$121	$4,036	$4,157
Liabilities
Policyholder account balances	$20,491	$—	$—	$22,197	$22,197
Long-term debt	$3,436	$—	$3,903	$—	$3,903
Other liabilities	$1,212	$—	$498	$714	$1,212
Separate account liabilities	$1,416	$—	$1,416	$—	$1,416

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
7. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both June 30, 2021 and December 31, 2020:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
Not designated	99,943,900	—	—
Total	100,000,000	56,100	56,100
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s preferred stock by series for the six months ended June 30, 2021 and 2020 were as follows:

			Series A		Series B		Series C
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
May 17, 2021	June 10, 2021	June 25, 2021	$412.50	$7	$421.88	$7	$335.94	$7
February 16, 2021	March 10, 2021	March 25, 2021	412.50	7	421.88	7	466.58	11
			$825.00	$14	$843.76	$14	$802.52	$18

May 15, 2020	June 10, 2020	June 25, 2020	$412.50	$7	$—	$—	$—	$—
February 14, 2020	March 10, 2020	March 25, 2020	412.50	7	—	—	—	—
			$825.00	$14	$—	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

Common Stock Repurchase Program
On February 10, 2021, BHF authorized the repurchase of up to $200 million of its common stock, which is in addition to the $1.1 billion aggregate stock repurchase authorizations announced in February 2020, May 2019 and August 2018. Repurchases under this authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. See Note 11 for information relating to the authorization of share repurchases subsequent to June 30, 2021.
During the six months ended June 30, 2021 and 2020, BHF repurchased 4,312,267 and 13,250,927 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $192 million and $322 million, respectively. At June 30, 2021, BHF had $87 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at March 31, 2021	$3,387	$55	$(14)	$(39)	$3,389
OCI before reclassifications	1,385	114	1	—	1,500
Deferred income tax benefit (expense)	(291)	(24)	—	1	(314)
AOCI before reclassifications, net of income tax	4,481	145	(13)	(38)	4,575
Amounts reclassified from AOCI	32	(4)	—	(1)	27
Deferred income tax benefit (expense)	(7)	1	—	—	(6)
Amounts reclassified from AOCI, net of income tax	25	(3)	—	(1)	21
Balance at June 30, 2021	$4,506	$142	$(13)	$(39)	$4,596

	Three Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at March 31, 2020	$2,083	$612	$(19)	$(29)	$2,647
OCI before reclassifications	3,059	(140)	5	1	2,925
Deferred income tax benefit (expense)	(643)	30	(10)	—	(623)
AOCI before reclassifications, net of income tax	4,499	502	(24)	(28)	4,949
Amounts reclassified from AOCI	23	(3)	—	—	20
Deferred income tax benefit (expense)	(5)	1	—	—	(4)
Amounts reclassified from AOCI, net of income tax	18	(2)	—	—	16
Balance at June 30, 2020	$4,517	$500	$(24)	$(28)	$4,965

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
OCI before reclassifications	(1,463)	46	(6)	(2)	(1,425)
Deferred income tax benefit (expense)	308	(10)	1	1	300
AOCI before reclassifications, net of income tax	4,491	151	(13)	(38)	4,591
Amounts reclassified from AOCI	19	(11)	—	(1)	7
Deferred income tax benefit (expense)	(4)	2	—	—	(2)
Amounts reclassified from AOCI, net of income tax	15	(9)	—	(1)	5
Balance at June 30, 2021	$4,506	$142	$(13)	$(39)	$4,596

	Six Months Ended June 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
OCI before reclassifications (2)	1,768	420	—	—	2,188
Deferred income tax benefit (expense)	(371)	(88)	(9)	—	(468)
AOCI before reclassifications, net of income tax	4,508	504	(24)	(28)	4,960
Amounts reclassified from AOCI	12	(5)	—	—	7
Deferred income tax benefit (expense)	(3)	1	—	—	(2)
Amounts reclassified from AOCI, net of income tax	9	(4)	—	—	5
Balance at June 30, 2020	$4,517	$500	$(24)	$(28)	$4,965
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(31)	$(20)	$(15)	$(7)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	(3)	(4)	(5)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(32)	(23)	(19)	(12)
Income tax (expense) benefit	7	5	4	3
Net unrealized investment gains (losses), net of income tax	(25)	(18)	(15)	(9)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	1	Net derivative gains (losses)
Interest rate swaps	1	—	2	1	Net investment income
Foreign currency swaps	3	3	8	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	3	11	5
Income tax (expense) benefit	(1)	(1)	(2)	(1)
Gains (losses) on cash flow hedges, net of income tax	3	2	9	4
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	1	—	1	—
Amortization of defined benefit plans, before income tax	1	—	1	—
Income tax (expense) benefit	—	—	—	—
Amortization of defined benefit plans, net of income tax	1	—	1	—
Total reclassifications, net of income tax	$(21)	$(16)	$(5)	$(5)
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
Other revenues consisted primarily of 12b-1 fees of $91 million and $179 million for the three months and six months ended June 30, 2021, respectively, and $76 million and $157 million for the three months and six months ended June 30, 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Compensation	$96	$93	$188	$162
Contracted services and other labor costs	70	78	130	146
Transition services agreements	29	15	61	53
Establishment costs	29	35	46	53
Premium and other taxes, licenses and fees	12	14	27	26
Separate account fees	127	108	252	225
Volume related costs, excluding compensation, net of DAC capitalization	180	162	343	290
Interest expense on debt	40	45	81	92
Other	25	27	42	47
Total other expenses	$608	$577	$1,170	$1,094
9. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$10	$(1,998)	$(600)	$2,952

Weighted average common shares outstanding — basic	85,549,350	94,698,169	86,555,806	99,728,754
Dilutive effect of share-based awards	515,800	—	—	140,178
Weighted average common shares outstanding — diluted	86,065,150	94,698,169	86,555,806	99,868,932

Earnings per common share:
Basic	$0.12	$(21.10)	$(6.93)	$29.60
Diluted	$0.11	$(21.10)	$(6.93)	$29.56
For both the six months ended June 30, 2021 and the three months ended June 30, 2020, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
For both the three months ended June 30, 2021 and the six months ended June 30, 2020, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of these shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended June 30, 2021 and the six months ended June 30, 2020.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY filed a motion to dismiss in June 2021. The Company intends to vigorously defend this matter.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
As of June 30, 2021, the Company estimates the amount of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be up to approximately $125 million, which are primarily associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $646 million and $210 million at June 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.2 billion and $1.7 billion at June 30, 2021 and December 31, 2020, respectively.
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
The Company’s recorded liabilities were $1 million at both June 30, 2021 and December 31, 2020 for indemnities, guarantees and commitments.
11. Subsequent Events
Common Stock Repurchase Authorization
On August 2, 2021, the Company authorized the repurchase of up to an additional $1.0 billion of common stock. No common stock repurchases have been made under the August 2, 2021 authorization as of August 6, 2021. Future repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
11. Subsequent Events (continued)

Dividend Transaction
On July 26, 2021, Brighthouse Reinsurance Company of Delaware received approval from the Delaware Department of Insurance for the payment of a $600 million extraordinary dividend to Brighthouse Life Insurance Company. Such dividend has not been paid as of August 6, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc., a Delaware corporation, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated financial condition and results of operations of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021 (the “2020 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter Form 10-Q”) filed with the SEC on May 10, 2021; and (iv) our current reports on Form 8-K filed in 2021.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Income (loss) available to shareholders before provision for income tax	$—	$(2,529)	$(795)	$3,714
Less: Provision for income tax expense (benefit)	(10)	(531)	(195)	762
Net income (loss) available to shareholders (1)	$10	$(1,998)	$(600)	$2,952

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$539	$14	$1,002	$258
Less: Provision for income tax expense (benefit)	104	3	182	36
Adjusted earnings	$435	$11	$820	$222
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended June 30, 2021, we had net income available to shareholders of $10 million and adjusted earnings of $435 million compared to a net loss available to shareholders of $2.0 billion and adjusted earnings of $11 million for the three months ended June 30, 2020. Net income available to shareholders for the three months ended June 30, 2021 primarily reflects a favorable impact from pre-tax adjusted earnings. Additionally, decreasing long-term interest rates resulted in favorable changes in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business. These favorable impacts were partially offset by net unfavorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to market factors. Favorable equity markets and lower interest rates resulted in net unfavorable changes in variable annuity embedded derivative liabilities and the freestanding derivatives that hedge our variable annuity business. Favorable equity markets also unfavorably impacted the estimated fair value of the embedded derivative liabilities associated with Shield Level Annuities (“Shield”), which are referred to herein as “Shield liabilities.” In addition, the impact of widening credit spreads resulted in a favorable adjustment for non-performance risk related to variable annuity embedded derivative liabilities.
For the six months ended June 30, 2021, we had a net loss available to shareholders of $600 million and adjusted earnings of $820 million compared to net income available to shareholders of $3.0 billion and adjusted earnings of $222 million for the six months ended June 30, 2020. Net loss available to shareholders for the six months ended June 30, 2021 primarily reflects net unfavorable changes in the estimated fair value of our GMLB Riders due to market factors. Favorable equity markets and higher interest rates resulted in unfavorable changes to the freestanding derivatives that hedge our variable annuity business, net of favorable impacts to the underlying embedded derivative liabilities. Favorable equity markets also unfavorably impacted the estimated fair value of Shield liabilities. GMLB Riders were also unfavorably impacted by the adjustment for non-performance risk resulting from narrowing credit spreads. Increasing long-term interest rates resulted in unfavorable changes in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
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
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as amended or supplemented herein.
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
The NAIC has established regulations that provide minimum capitalization requirements based on risk-based capital (“RBC”) formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed certain RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Consolidated Financial Statements in our 2020 Annual Report.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes will become effective on December 31, 2021. The modified bond and real estate factors, in the aggregate, are expected to have a minimal impact on our RBC ratios.
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
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions, which have resulted in substantial changes in reserves, statutory surplus and capital requirements, are designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Phase II capital requirements. VA Reform is intended to (i) mitigate the asset-liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse elected to early adopt the changes effective December 31, 2019. Further changes to this framework, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies may materially impact our capitalization or cash flows, reduce our profitability and limit our growth” included in our 2020 Annual Report.
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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$162	$193	$346	$391
Universal life and investment-type product policy fees	919	827	1,849	1,713
Net investment income	1,212	652	2,399	1,568
Other revenues	101	93	228	195
Net investment gains (losses)	(34)	(34)	(20)	(53)
Net derivative gains (losses)	(684)	(2,653)	(2,188)	4,249
Total revenues	1,676	(922)	2,614	8,063
Expenses
Policyholder benefits and claims	752	839	1,508	2,026
Interest credited to policyholder account balances	287	276	584	535
Capitalization of DAC	(120)	(91)	(234)	(189)
Amortization of DAC and VOBA	8	(92)	99	678
Interest expense on debt	40	45	81	92
Other expenses	688	623	1,323	1,191
Total expenses	1,655	1,600	3,361	4,333
Income (loss) before provision for income tax	21	(2,522)	(747)	3,730
Provision for income tax expense (benefit)	(10)	(531)	(195)	762
Net income (loss)	31	(1,991)	(552)	2,968
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	31	(1,991)	(554)	2,966
Less: Preferred stock dividends	21	7	46	14
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$10	$(1,998)	$(600)	$2,952
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
GMLB Riders	$(933)	$(2,466)	$(1,286)	$1,906
Other derivative instruments	443	(82)	(513)	1,636
Net investment gains (losses)	(34)	(34)	(20)	(53)
Other adjustments	(15)	39	22	(33)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	539	14	1,002	258
Income (loss) available to shareholders before provision for income tax	—	(2,529)	(795)	3,714
Provision for income tax expense (benefit)	(10)	(531)	(195)	762
Net income (loss) available to shareholders	$10	$(1,998)	$(600)	$2,952

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Income available to shareholders before provision for income tax was $0 ($10 million, net of income tax), an increase of $2.5 billion ($2.0 billion, net of income tax) from a loss available to shareholders before provision for income tax of $2.5 billion ($2.0 billion, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from GMLB Riders, see “— GMLB Riders for the Three Months and Six Months Ended June 30, 2021 and 2020”;
•current period gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the decrease in the long-term benchmark interest rate; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The increase in income before provision for income tax was partially offset by lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our Run-off segment.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 48% in the current period compared to 21% in the prior period. The increase in the effective tax rate is driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Loss available to shareholders before provision for income tax was $795 million ($600 million, net of income tax), a decrease of $4.5 billion ($3.6 billion, net of income tax) from income available to shareholders before provision for income tax of $3.7 billion ($3.0 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from GMLB Riders in the current period compared to gains in the prior period, see “— GMLB Riders for the Three Months and Six Months Ended June 30, 2021 and 2020”; and
•current period losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the decrease in the long-term benchmark interest rate.
The decrease in income before provision for income tax was partially offset by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our Run-off segment; and
•lower net investment losses reflecting:
◦lower current period net losses on changes in mortgage loans and fixed maturity security reserves; and
◦current period net mark-to-market gains on equity securities compared to prior period net losses.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 26% in the current period compared to 21% in the prior period. The increase in the effective tax rate is driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(601)	$61	$742	$(192)	$10
Add: Provision for income tax expense (benefit)	79	17	(175)	69	(10)
Income (loss) available to shareholders before provision for income tax	(522)	78	567	(123)	—
Less: GMLB Riders	(933)	—	—	—	(933)
Less: Other derivative instruments	12	4	427	—	443
Less: Net investment gains (losses)	(21)	(10)	17	(20)	(34)
Less: Other adjustments	3	(1)	(17)	—	(15)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	417	85	140	(103)	539
Less: Provision for income tax expense (benefit)	79	17	18	(10)	104
Adjusted earnings	$338	$68	$122	$(93)	$435

	Three Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(2,332)	$43	$196	$95	$(1,998)
Add: Provision for income tax expense (benefit)	34	12	(371)	(206)	(531)
Income (loss) available to shareholders before provision for income tax	(2,298)	55	(175)	(111)	(2,529)
Less: GMLB Riders	(2,466)	—	—	—	(2,466)
Less: Other derivative instruments	(23)	(1)	(60)	2	(82)
Less: Net investment gains (losses)	(29)	(3)	6	(8)	(34)
Less: Other adjustments	15	(1)	25	—	39
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	205	60	(146)	(105)	14
Less: Provision for income tax expense (benefit)	34	12	(31)	(12)	3
Adjusted earnings	$171	$48	$(115)	$(93)	$11

	Six Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(585)	$106	$61	$(182)	$(600)
Add: Provision for income tax expense (benefit)	157	27	(314)	(65)	(195)
Income (loss) available to shareholders before provision for income tax	(428)	133	(253)	(247)	(795)
Less: GMLB Riders	(1,286)	—	—	—	(1,286)
Less: Other derivative instruments	42	2	(557)	—	(513)
Less: Net investment gains (losses)	(24)	(5)	65	(56)	(20)
Less: Other adjustments	9	(1)	14	—	22
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	831	137	225	(191)	1,002
Less: Provision for income tax expense (benefit)	157	27	27	(29)	182
Adjusted earnings	$674	$110	$198	$(162)	$820

	Six Months Ended June 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$2,465	$1	$1,221	$(735)	$2,952
Add: Provision for income tax expense (benefit)	107	14	116	525	762
Income (loss) available to shareholders before provision for income tax	2,572	15	1,337	(210)	3,714
Less: GMLB Riders	1,906	—	—	—	1,906
Less: Other derivative instruments	126	(60)	1,571	(1)	1,636
Less: Net investment gains (losses)	(40)	2	21	(36)	(53)
Less: Other adjustments	(14)	—	(19)	—	(33)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	594	73	(236)	(173)	258
Less: Provision for income tax expense (benefit)	107	14	(51)	(34)	36
Adjusted earnings	$487	$59	$(185)	$(139)	$222
Consolidated Results for the Three Months and Six Months Ended June 30, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$959	$857	$1,954	$1,779
Net investment spread	749	160	1,460	601
Insurance-related activities	(404)	(262)	(883)	(756)
Amortization of DAC and VOBA	(136)	(157)	(311)	(256)
Other expenses, net of DAC capitalization	(608)	(577)	(1,170)	(1,094)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	21	7	48	16
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	539	14	1,002	258
Provision for income tax expense (benefit)	104	3	182	36
Adjusted earnings	$435	$11	$820	$222

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Adjusted earnings were $435 million, an increase of $424 million.
Key net favorable impacts were:
•higher net investment spread reflecting:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements resulting from an actuarial system conversion in our Life segment in the fourth quarter of 2020;
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
•lower net amortization of DAC and VOBA due to the impact on gross profits from less favorable equity markets in our Annuities segment and lower separate account returns in our Life segment.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance, in our Run-off and Life segments;
partially offset by
◦lower income annuity benefit payments and a decrease in guaranteed minimum death benefit (“GMDB”) liabilities resulting from less favorable equity market performance;
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which are offset in fee income;
◦a one-time credit in the prior period from the exit of various transition services agreements with MetLife; and
◦underwriting fees associated with funding agreements issued in connection with our institutional spread margin business;
partially offset by
◦lower legal reserves; and
◦lower establishment costs; and
•the timing of our preferred stock dividend payments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were $820 million, an increase of $598 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;

partially offset by
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements resulting from an actuarial system conversion in our Life segment in the fourth quarter of 2020; and
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance, in our Run-off and Life segments;
partially offset by
◦a decrease in GMDB liabilities resulting from favorable equity market performance and lower income annuity benefit payments;
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher deferred compensation expenses;
partially offset by
◦lower establishment costs related to planned technology expenses; and
◦lower expenses resulting from the exit of various transition services agreements with MetLife;
•higher net amortization of DAC and VOBA in our Annuities segment; and
•the timing of our preferred stock dividend payments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 14% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2021 and 2020 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$706	$607	$1,418	$1,263
Net investment spread	310	201	633	463
Insurance-related activities	(59)	(82)	(154)	(208)
Amortization of DAC and VOBA	(123)	(157)	(250)	(195)
Other expenses, net of DAC capitalization	(417)	(364)	(816)	(729)
Pre-tax adjusted earnings	417	205	831	594
Provision for income tax expense (benefit)	79	34	157	107
Adjusted earnings	$338	$171	$674	$487

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances increased for the three months and the six months ended June 30, 2021 driven by favorable equity market performance, partially offset by negative net flows and policy charges.

	Three Months Ended June 30, 2021 (1)	Six Months Ended June 30, 2021 (1)
	(In millions)
Balance, beginning of period	$103,539	$103,450
Deposits	552	1,056
Withdrawals, surrenders and benefits	(2,588)	(5,053)
Net flows	(2,036)	(3,997)
Investment performance	5,944	8,738
Policy charges	(650)	(1,252)
Net transfers from (to) general account	(41)	(183)
Balance, end of period	$106,756	$106,756

Average balance	$106,101	$105,215
_______________
(1)Includes income annuities for which separate account balances at June 30, 2021 were $149 million.
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Adjusted earnings were $338 million for the current period, an increase of $167 million.
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
•higher asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
•lower amortization of DAC and VOBA driven by the net decrease in future gross profits from less favorable equity markets; and
•lower costs associated with insurance-related activities due to:
◦a decrease in GMDB death claims; and
◦a decrease in GMDB liabilities resulting from favorable equity market performance.
Key net unfavorable impacts were:
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which are offset in fee income;
partially offset by
◦a one-time credit in the prior period from the exit of various transition services agreements with MetLife.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were $674 million for the current period, an increase of $187 million.
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
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
•lower costs associated with insurance-related activities due to a decrease in GMDB liabilities and deferred sales inducements (“DSI”) resulting from favorable equity market performance.
Key unfavorable impacts were:
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher deferred compensation expenses; and
•higher amortization of DAC and VOBA driven by the net decrease in future gross profits from favorable equity market performance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$90	$84	$207	$181
Net investment spread	94	14	179	73
Insurance-related activities	(41)	14	(102)	(52)
Amortization of DAC and VOBA	(10)	4	(55)	(54)
Other expenses, net of DAC capitalization	(48)	(56)	(92)	(75)
Pre-tax adjusted earnings	85	60	137	73
Provision for income tax expense (benefit)	17	12	27	14
Adjusted earnings	$68	$48	$110	$59

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Adjusted earnings were $68 million for the current period, an increase of $20 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period;
partially offset by
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements resulting from an actuarial system conversion in the fourth quarter of 2020.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance; and
•higher net amortization of DAC and VOBA due to the impact on gross profits from lower separate account returns.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 20% in both the current period and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were $110 million for the current period, an increase of $51 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period;
partially offset by
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements resulting from an actuarial system conversion in the fourth quarter of 2020; and
•higher fee income due to an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion;
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance; and
•higher other expenses due to higher deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 20% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$163	$166	$329	$335
Net investment spread	332	(70)	623	30
Insurance-related activities	(309)	(201)	(637)	(508)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(46)	(41)	(90)	(93)
Pre-tax adjusted earnings	140	(146)	225	(236)
Provision for income tax expense (benefit)	18	(31)	27	(51)
Adjusted earnings	$122	$(115)	$198	$(185)
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Adjusted earnings were $122 million for the current period, an increase of $237 million.
The increase in adjusted earnings was driven by higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period, partially offset by higher costs associated with insurance-related activities driven by an increase in paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 13% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were $198 million for the current period, an increase of $383 million.
The increase in adjusted earnings was driven by higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period, partially offset by higher costs associated with insurance-related activities driven by lower underwriting margin.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 12% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$—	$—	$—	$—
Net investment spread	13	15	25	35
Insurance-related activities	5	7	10	12
Amortization of DAC and VOBA	(3)	(4)	(6)	(7)
Other expenses, net of DAC capitalization	(97)	(116)	(172)	(197)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	21	7	48	16
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(103)	(105)	(191)	(173)
Provision for income tax expense (benefit)	(10)	(12)	(29)	(34)
Adjusted earnings	$(93)	$(93)	$(162)	$(139)
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Adjusted earnings were a loss of $93 million for the current period.
There was no change in adjusted earnings. Lower expenses from a decline in establishment costs, lower legal reserves and lower media spend, were partially offset by underwriting fees associated with funding agreements issued in connection with our institutional spread margin business and the timing of our preferred stock dividend payments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 12% in the current period compared to 11% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Adjusted earnings were a loss of $162 million, a higher loss of $23 million from the prior period.
Key net unfavorable impacts were:
•the timing of our preferred stock dividend payments; and
•lower net investment spread due to:
◦lower returns from short-term investments; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business.

The increase in adjusted earnings was partially offset by lower expenses due to lower establishment costs and lower legal reserves.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 20% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
GMLB Riders for the Three Months and Six Months Ended June 30, 2021 and 2020
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Liabilities	$(1,239)	$(1,186)	$(686)	$(1,805)
Hedges	(43)	(1,720)	(1,140)	3,617
Ceded reinsurance	21	8	(63)	105
Fees (1)	204	198	401	396
GMLB DAC	124	234	202	(407)
Total GMLB Riders	$(933)	$(2,466)	$(1,286)	$1,906
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $15 million for both the three months ended June 30, 2021 and 2020 and $29 million for both the six months ended June 30, 2021 and 2020.
Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Comparative results from GMLB Riders were favorable by $1.5 billion, primarily driven by:
•favorable changes in our GMLB hedges; and
•favorable changes to the estimated fair value of Shield liabilities;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes in GMLB DAC.
Less favorable equity markets resulted in the following impacts:
•favorable changes in our GMLB hedges;
•favorable changes to the estimated fair value of Shield liabilities; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves.
Higher interest rates resulted in the following impacts:
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to the estimated fair value of Shield liabilities;
partially offset by
•favorable changes in our GMLB hedges; and

•favorable changes to GMLB DAC.
The widening of our credit default swap spreads combined with an increase in the underlying variable annuity liability reserves resulted in a favorable change in the adjustment for nonperformance risk, net of an unfavorable change in GMLB DAC.
Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Comparative results from GMLB Riders were unfavorable by $3.2 billion, primarily driven by:
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
•unfavorable changes in our GMLB hedges; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes to GMLB DAC.
Higher interest rates resulted in the following impacts:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to GMLB DAC;
•unfavorable changes in ceded reinsurance; and
•unfavorable changes to the estimated fair value of Shield liabilities;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves.
The narrowing of our credit default swap spreads combined with a decrease in the underlying variable annuity liability reserves resulted in an unfavorable change in the adjustment for nonperformance risk, net of a favorable change in GMLB DAC.
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
See also “Risk Factors — Economic Environment and Capital markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period-to-period” and “Risk Factors — Investments-Related Risks” in our 2020 Annual Report.
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
There has been an increased market focus on energy sector investments as a result of volatile energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.2 billion, of which 90% were investment grade, with net unrealized gains (losses) of $333 million at June 30, 2021.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.9 billion, of which 96% were investment grade, with net unrealized gains (losses) of $211 million at June 30, 2021.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	5.21%	$1,251	3.11%	$688	5.23%	$2,476	3.76%	$1,640
Investment fees and expenses (2)	(0.13)	(34)	(0.13)	(32)	(0.13)	(67)	(0.13)	(64)
Adjusted net investment income (3)	5.08%	$1,217	2.98%	$656	5.10%	$2,409	3.63%	$1,576
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net investment income	$1,212	$652	$2,399	$1,568
Less: Investment hedge adjustments	(5)	(4)	(10)	(8)
Adjusted net investment income — in the above yield table	$1,217	$656	$2,409	$1,576
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2021 and 2020 for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$70,636	83.3%	$68,328	82.8%
Privately-placed	14,149	16.7	14,167	17.2
Total fixed maturity securities	$84,785	100.0%	$82,495	100.0%
Percentage of cash and invested assets	73.4%		72.6%
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

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2021					December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$47,178	$—	$6,580	$53,758	63.4%	$44,189	$—	$8,492	$52,681	63.8%
2	Baa	24,637	2	2,639	27,274	32.2	23,022	—	3,338	26,360	32.0
Subtotal investment grade		71,815	2	9,219	81,032	95.6	67,211	—	11,830	79,041	95.8
3	Ba	2,504	—	106	2,610	3.1	2,408	—	118	2,526	3.1
4	B	1,001	2	14	1,013	1.2	814	—	20	834	1.0
5	Caa and lower	130	5	—	125	0.1	91	2	—	89	0.1
6	In or near default	4	—	1	5	—	5	—	—	5	—
Subtotal below investment grade		3,639	7	121	3,753	4.4	3,318	2	138	3,454	4.2
Total fixed maturity securities		$75,454	$9	$9,340	$84,785	100.0%	$70,529	$2	$11,968	$82,495	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2021
U.S. corporate	$17,586	$17,642	$1,826	$817	$46	$—	$37,917
Foreign corporate	3,430	7,690	565	112	32	—	11,829
U.S. government and agency	9,105	153	—	—	—	—	9,258
RMBS	8,610	50	31	10	17	5	8,723
CMBS	6,572	267	91	57	11	—	6,998
State and political subdivision	4,637	191	1	—	6	—	4,835
ABS	2,975	356	3	12	10	—	3,356
Foreign government	843	925	93	5	3	—	1,869
Total fixed maturity securities	$53,758	$27,274	$2,610	$1,013	$125	$5	$84,785
December 31, 2020
U.S. corporate	$18,201	$17,303	$1,706	$646	$50	$—	$37,906
Foreign corporate	3,520	7,286	572	124	9	—	11,511
U.S. government and agency	8,481	157	—	—	—	—	8,638
RMBS	8,204	40	19	11	20	—	8,294
CMBS	6,450	176	109	44	6	5	6,790
State and political subdivision	4,450	188	2	—	—	—	4,640
ABS	2,549	319	12	4	—	—	2,884
Foreign government	826	891	106	5	4	—	1,832
Total fixed maturity securities	$52,681	$26,360	$2,526	$834	$89	$5	$82,495

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both June 30, 2021 and December 31, 2020. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,833	31.8%	$15,541	31.5%
Consumer	11,375	22.9	11,535	23.3
Finance	11,897	23.9	11,452	23.2
Utility	7,188	14.5	7,412	15.0
Communications	3,453	6.9	3,477	7.0
Total	$49,746	100.0%	$49,417	100.0%
Structured Securities
We held $19.1 billion and $18.0 billion of Structured Securities, at estimated fair value, at June 30, 2021 and December 31, 2020, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,782	54.8%	$436	$4,852	58.5%	$484
Pass-through securities	3,941	45.2	92	3,442	41.5	157
Total RMBS	$8,723	100.0%	$528	$8,294	100.0%	$641
Risk profile:
Agency	$6,921	79.4%	$391	$6,519	78.6%	$502
Prime	165	1.9	6	167	2.0	5
Alt-A	866	9.9	71	793	9.6	67
Sub-prime	771	8.8	60	815	9.8	67
Total RMBS	$8,723	100.0%	$528	$8,294	100.0%	$641
Ratings profile:
Rated Aaa	$7,242	83.0%		$6,738	81.2%
Designated NAIC 1	$8,610	98.7%		$8,204	98.9%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$93	$109	$93	$115
2011	11	11	66	66
2012	146	147	146	148
2013	210	216	214	218
2014	338	356	347	367
2015	955	1,024	956	1,035
2016	467	500	472	515
2017	716	778	701	781
2018	1,684	1,878	1,664	1,906
2019	1,043	1,097	990	1,072
2020	561	560	558	567
2021	321	322	—	—
Total	$6,545	$6,998	$6,207	$6,790
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.9 billion, or 70.0% of total CMBS, and designated NAIC 1 was $6.6 billion, or 93.9% of total CMBS, at June 30, 2021. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 73.4% of total CMBS, and designated NAIC 1 was $6.5 billion, or 95.0% of total CMBS at December 31, 2020.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$1,886	56.2%	$7	$1,762	61.1%	$5
Consumer loans	273	8.1	5	250	8.7	6
Student loans	375	11.2	8	247	8.6	5
Automobile loans	117	3.5	4	92	3.2	5
Credit card loans	84	2.5	6	53	1.8	7
Other loans	621	18.5	22	480	16.6	22
Total	$3,356	100.0%	$52	$2,884	100.0%	$50
Ratings profile:
Rated Aaa	$1,679	50.0%		$1,512	52.4%
Designated NAIC 1	$2,975	88.6%		$2,549	88.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	June 30, 2021				December 31, 2020
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$10,252	60.9%	$47	0.5%	$9,714	61.1%	$44	0.5%
Agricultural	3,791	22.5%	13	0.3%	3,538	22.2%	15	0.4%
Residential	2,786	16.6%	37	1.3%	2,650	16.7%	35	1.3%
Total	$16,829	100.0%	$97	0.6%	$15,902	100.0%	$94	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 96% at both June 30, 2021 and December 31, 2020. The remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

June 30, 2021
California	22%
New York	11%
Texas	9%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2021 and December 31, 2020. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

June 30, 2021
California	34%
Florida	10%
New York	9%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,503	24.4%	$2,670	27.5%
South Atlantic	2,064	20.1	1,832	18.9
Middle Atlantic	1,941	18.9	1,861	19.1
West South Central	984	9.6	802	8.2
Mountain	937	9.2	736	7.6
East North Central	582	5.7	596	6.1
International	502	4.9	506	5.2
New England	450	4.4	453	4.7
West North Central	124	1.2	113	1.2
East South Central	100	1.0	80	0.8
Multi-region and Other	65	0.6	65	0.7
Total recorded investment	10,252	100.0%	9,714	100.0%
Less: allowance for credit losses	47		44
Carrying value, net of allowance for credit losses	$10,205		$9,670
Property type:
Office	$3,625	35.4%	$3,788	39.0%
Apartment	2,687	26.2	2,072	21.3
Retail	1,954	19.0	2,068	21.3
Industrial	1,025	10.0	822	8.5
Hotel	933	9.1	934	9.6
Other	28	0.3	30	0.3
Total recorded investment	10,252	100.0%	9,714	100.0%
Less: allowance for credit losses	47		44
Carrying value, net of allowance for credit losses	$10,205		$9,670
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 58% and 57% at June 30, 2021 and December 31, 2020, respectively, and our average debt-service coverage ratio was 2.3x at both June 30, 2021 and December 31, 2020. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% at both June 30, 2021 and December 31, 2020. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded our loan modification and customer assistance programs.
Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At June 30, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $205 million, comprised of $102 million commercial mortgage loans, $53 million of agricultural mortgage loans and $50 million of residential mortgage loans. At December 31, 2020, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $299 million, comprised of $197 million commercial mortgage loans, $23 million of agricultural mortgage loans and $79 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDRs”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the six months ended June 30, 2021 and 2020.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLCs”) were as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Other limited partnerships interests	$3,098	$2,373
Real estate limited partnerships and LLCs (1)	448	437
Total	$3,546	$2,810
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $528 million and $501 million at June 30, 2021 and December 31, 2020, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,681	93.6%	$3,582	95.6%
FHLB stock	63	2.2	39	1.1
Tax credit renewable energy partnerships	58	2.0	64	1.7
Leveraged leases, net of non-recourse debt	49	1.7	50	1.3
Other	12	0.5	12	0.3
Total	$2,863	100.0%	$3,747	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2021 and December 31, 2020.
•The statement of operations effects of derivatives in cash flow, fair value or non-qualifying hedge relationships for the three months and six months ended June 30, 2021 and 2020.
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
Derivatives categorized as Level 3 at June 30, 2021 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs and foreign currency swaps with certain unobservable inputs.
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
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2021		December 31, 2020
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,774	$40	$1,755	$41
Purchased	18	(1)	18	—
Total	$1,792	$39	$1,773	$41
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral was $7 million at estimated fair value at June 30, 2021. The Company did not hold non-cash collateral at December 31, 2020. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $448 million and $898 million at June 30, 2021 and December 31, 2020, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report. A discussion of policyholder account balances by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2020 Annual Report. Policyholder account balances also include amounts associated with funding agreements issued in connection with our institutional spread margin business. See “— Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements.”
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
The variable annuity account values and NAR by type of guaranteed minimum benefit were as follows at:

	June 30, 2021 (1)				December 31, 2020 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$43,591	$1,696	$4,817	35.1%	$42,693	$1,930	$6,482	49.0%
GMIB Max with EDB (3)	11,476	2,732	111	9.7%	11,457	2,869	173	16.7%
GMIB Max without EDB	6,500	2	21	3.5%	6,524	2	37	7.2%
GMAB	750	1	1	0.2%	723	1	1	0.2%
GMWB	2,866	38	5	1.4%	2,803	38	6	0.9%
GMWB4L	15,333	86	486	20.2%	15,165	80	718	27.5%
GMWB4L (FlexChoiceSM)	6,891	3	97	22.5%	5,823	3	145	30.0%
EDB Only	3,989	510	—	N/A	3,908	556	—	N/A
GMDB Only (Other than EDB)	20,259	963	—	N/A	19,328	959	—	N/A
Total	$111,655	$6,031	$5,538		$108,424	$6,438	$7,562
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.
Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.0 billion at June 30, 2021, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.

All other variable annuity guarantee features are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $2.0 billion at June 30, 2021, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $5.4 billion at June 30, 2021, are accounted for at estimated fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in our 2020 Annual Report.
The variable annuity reserve balances by guarantee type were as follows at:

	June 30, 2021			December 31, 2020
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,405	$—	$1,405	$1,355	$—	$1,355
GMIB	3,368	1,968	5,336	3,499	2,496	5,995
GMIB Max	889	(41)	848	871	153	1,024
GMAB	—	(1)	(1)	—	1	1
GMWB	—	37	37	—	47	47
GMWB4L	312	84	396	291	218	509
GMWB4L (FlexChoiceSM)	—	(7)	(7)	—	5	5
Total	$5,974	$2,040	$8,014	$6,016	$2,920	$8,936
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
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	June 30, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,430	$277	$19	$2,180	$358	$—
Interest rate options	28,590	302	178	25,980	712	121
Interest rate forwards	10,498	244	244	8,086	851	78
Total	$41,518	$823	$441	$36,246	$1,921	$199
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

The gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program as well as the interest rate hedges allocated from our macro interest rate hedging program were as follows at:

	June 30, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$26,400	$1,003	$943	$28,955	$942	$838
Equity total return swaps	25,760	259	403	15,056	143	822
Equity variance swaps	359	9	7	1,098	13	20
Interest rate swaps	2,430	276	19	2,180	358	—
Interest rate options	27,990	247	178	24,780	531	121
Interest rate forwards	4,436	71	62	3,466	208	26
Total	$87,375	$1,865	$1,612	$75,535	$2,195	$1,827
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
We maintain a substantial short-term liquidity position, which was $3.8 billion and $4.5 billion at June 30, 2021 and December 31, 2020, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $53.3 billion and $52.0 billion at June 30, 2021 and December 31, 2020, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
On February 10, 2021, we authorized the repurchase of up to $200 million of our common stock, which is in addition to the $1.1 billion aggregate stock repurchase authorizations announced in February 2020, May 2019 and August 2018, and on August 2, 2021, we authorized the repurchase of up to an additional $1.0 billion of common stock. Repurchases made under the February 10, 2021 and August 2, 2021 authorizations may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$69	$467
Changes in policyholder account balances, net	5,591	3,682
Changes in payables for collateral under securities loaned and other transactions, net	—	3,485
Long-term debt issued	—	614
Preferred stock issued, net of issuance costs	—	390
Total sources	5,660	8,638
Uses:
Investing activities, net	4,412	2,125
Changes in payables for collateral under securities loaned and other transactions, net	109	—
Long-term debt repaid	1	1,001
Dividends on preferred stock	46	14
Treasury stock acquired in connection with share repurchases	192	322
Financing element on certain derivative instruments and other derivative related transactions, net	118	698
Other, net	8	30
Total uses	4,886	4,190
Net increase (decrease) in cash and cash equivalents	$774	$4,448
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
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of active funding agreements issued in connection with the programs described in more detail below. The activity under all such funding agreements is reported in policyholder account balances. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on funding agreements.
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. Activity related to this funding agreement will be reported in Corporate & Other.
Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $5.0 billion. Activity related to these funding agreements is reported in Corporate & Other.
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where it maintains an active funding agreement program, under which funding agreements may be issued either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.

Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances
			Six Months Ended June 30,
	June 30, 2021	December 31, 2020	2021	2020
	(In millions)
FABCP Program (1)	$—	$—	$—	$—
FABN Program	2,000	—	2,000	—
FHLB Funding Agreements (2)	600	—	600	—
Farmer Mac Funding Agreements	25	—	25	—
Total	$2,625	$—	$2,625	$—
__________________
(1)Subsequent to June 30, 2021 and through August 4, 2021, Brighthouse Life Insurance Company has received deposits of $1.7 billion under the FABCP Program, which was established in July 2021.
(2)Additionally, in April 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity and repaid such borrowing during the fourth quarter of 2020.
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
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	June 30, 2021	December 31, 2020
	(In millions)
Senior notes	$3,043	$3,042
Junior subordinated debentures	363	363
Other long-term debt (1)	30	31
Total long-term debt (2)	$3,436	$3,436
__________________
(1)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
(2)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $34 million and $35 million at June 30, 2021 and December 31, 2020, respectively, for senior notes and junior subordinated debentures on a combined basis.

See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information regarding the terms of our long-term debt.
Debt and Facility Covenants
Our debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At June 30, 2021, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at June 30, 2021. Subsequent to June 30, 2021 and through August 4, 2021, BHF repurchased an additional 1,133,120 shares of its common stock through open market purchases, pursuant to 10b5-1 plans, for $49 million. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to the authorization of share repurchases subsequent to June 30, 2021.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the six months ended June 30, 2021 and 2020, general account surrenders and withdrawals totaled $1.4 billion and $1.1 billion, respectively, of which $1.2 billion and $1.0 billion, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both June 30, 2021 and December 31, 2020, we did not pledge any cash collateral to counterparties. At June 30, 2021 and December 31, 2020, we were obligated to return cash collateral pledged to us by counterparties of $1.1 billion and $1.6 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.

Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $4.0 billion and $3.7 billion at June 30, 2021 and December 31, 2020, respectively. Of these amounts, $1.3 billion and $937 million at June 30, 2021 and December 31, 2020, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2021 was $1.2 billion, primarily comprised of U.S. government and agency securities that, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Short-term Liquidity and Liquid Assets
At both June 30, 2021 and December 31, 2020, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.6 billion. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At June 30, 2021 and December 31, 2020, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.6 billion and $1.7 billion, respectively, of which $1.6 billion was held by BHF at both June 30, 2021 and December 31, 2020. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During the six months ended June 30, 2021 and 2020, BHF received cash distributions of $310 million and $988 million, respectively, from BH Holdings. During both the six months ended June 30, 2021 and 2020, BHF did not make any cash capital contributions to BH Holdings. Distributions received in 2021 and 2020 primarily relate to $250 million and $800 million, respectively, of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2021 and 2020, BHF borrowed $352 million and $287 million, respectively, from certain of its non-insurance subsidiaries and repaid $481 million and $350 million of such borrowings during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, BHF had total obligations outstanding of $324 million and $453 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the six months ended June 30, 2021 and 2020, there were no borrowings or repayments by BHF under these facilities and, at both June 30, 2021 and December 31, 2020, BHF had no obligations outstanding under such facilities.

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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2020 Annual Report, with the exception of sensitivity to changes in interest rates previously disclosed in our First Quarter Form 10-Q.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
April 1 — April 30, 2021	897,950	$46.01	897,950	$171
May 1 — May 31, 2021	815,561	$48.31	815,561	$131
June 1 — June 30, 2021	939,843	$46.64	938,884	$87
Total	2,653,354		2,652,395
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On February 10, 2021, we authorized the repurchase of up to $200 million of our common stock, which is in addition to the $1.1 billion aggregate stock repurchase authorizations announced in February 2020, May 2019 and August 2018. On August 2, 2021, we authorized the repurchase of up to an additional $1.0 billion of common stock. For more information on common stock repurchases, see Notes 7 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 6, 2021