Form 10-Q
period 2021-09-30
Brighthouse Financial, Inc.
filed 2021-11-05
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 2, 2021, 79,818,953 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2021 (Unaudited) and December 31, 2020 and for the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	25
	Note 6 — Fair Value	31
	Note 7 — Equity	40
	Note 8 — Other Revenues and Other Expenses	43
	Note 9 — Earnings Per Common Share	44
	Note 10 — Contingencies, Commitments and Guarantees	45
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	93
Item 4.	Controls and Procedures	93

Part II — Other Information
Item 1.	Legal Proceedings	95
Item 1A.	Risk Factors	95
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95
Item 6.	Exhibits	96

Signature		97

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $78,425 and $70,529, respectively; allowance for credit losses of $7 and $2, respectively)	$87,074	$82,495
Equity securities, at estimated fair value	90	138
Mortgage loans (net of allowance for credit losses of $100 and $94, respectively)	18,267	15,808
Policy loans	1,264	1,291
Limited partnerships and limited liability companies	3,959	2,810
Short-term investments, principally at estimated fair value	1,892	3,242
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,774	3,747
Total investments	115,320	109,531
Cash and cash equivalents	4,108	4,108
Accrued investment income	764	676
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,298	16,158
Deferred policy acquisition costs and value of business acquired	5,356	4,911
Other assets	484	516
Separate account assets	112,361	111,969
Total assets	$254,691	$247,869
Liabilities and Equity
Liabilities
Future policy benefits	$43,795	$44,448
Policyholder account balances	63,748	54,508
Other policy-related balances	3,406	3,411
Payables for collateral under securities loaned and other transactions	5,639	5,252
Long-term debt	3,436	3,436
Current income tax payable	148	126
Deferred income tax liability	1,120	1,620
Other liabilities	4,942	5,011
Separate account liabilities	112,361	111,969
Total liabilities	238,595	229,781
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,403 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,495,849 and 121,002,523 shares issued, respectively; 80,952,682 and 88,211,618 shares outstanding, respectively	1	1
Additional paid-in capital	13,830	13,878
Retained earnings (deficit)	(705)	(534)
Treasury stock, at cost; 40,543,167 and 32,790,905 shares, respectively	(1,385)	(1,038)
Accumulated other comprehensive income (loss)	4,290	5,716
Total Brighthouse Financial, Inc.’s stockholders’ equity	16,031	18,023
Noncontrolling interests	65	65
Total equity	16,096	18,088
Total liabilities and equity	$254,691	$247,869
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums	$193	$184	$539	$575
Universal life and investment-type product policy fees	881	882	2,730	2,595
Net investment income	1,281	996	3,680	2,564
Other revenues	117	99	345	294
Net investment gains (losses)	(16)	5	(36)	(48)
Net derivative gains (losses)	56	(1,857)	(2,132)	2,392
Total revenues	2,512	309	5,126	8,372
Expenses
Policyholder benefits and claims	1,112	3,047	2,620	5,073
Interest credited to policyholder account balances	413	281	997	816
Amortization of deferred policy acquisition costs and value of business acquired	(82)	244	17	922
Other expenses	579	580	1,749	1,674
Total expenses	2,022	4,152	5,383	8,485
Income (loss) before provision for income tax	490	(3,843)	(257)	(113)
Provision for income tax expense (benefit)	105	(850)	(90)	(88)
Net income (loss)	385	(2,993)	(167)	(25)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	383	(2,995)	(171)	(29)
Less: Preferred stock dividends	22	17	68	31
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$361	$(3,012)	$(239)	$(60)
Comprehensive income (loss)	$79	$(2,577)	$(1,593)	$2,116
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$77	$(2,579)	$(1,597)	$2,112

Earnings per common share
Basic	$4.37	$(32.49)	$(2.80)	$(0.61)
Diluted	$4.34	$(32.49)	$(2.80)	$(0.61)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Treasury stock acquired in connection with share repurchases					(192)		(192)		(192)
Share-based compensation		—	10		(6)		4		4
Dividends on preferred stock			(46)				(46)		(46)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(554)			(554)	2	(552)
Other comprehensive income (loss), net of income tax						(1,120)	(1,120)		(1,120)
Balance at June 30,2021	—	1	13,842	(1,088)	(1,236)	4,596	16,115	65	16,180
Treasury stock acquired in connection with share repurchases					(149)		(149)		(149)
Share-based compensation		—	10				10		10
Dividends on preferred stock			(22)				(22)		(22)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				383			383	2	385
Other comprehensive income (loss), net of income tax						(306)	(306)		(306)
Balance at September 30, 2021	$—	$1	$13,830	$(705)	$(1,385)	$4,290	$16,031	$65	$16,096

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Preferred stock issuance	—		390				390		390
Treasury stock acquired in connection with share repurchases					(322)		(322)		(322)
Share-based compensation		—	9		(3)		6		6
Dividends on preferred stock				(14)			(14)		(14)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				2,966			2,966	2	2,968
Other comprehensive income (loss), net of income tax						1,722	1,722		1,722
Balance at June 30, 2020	—	1	13,307	3,523	(887)	4,965	20,909	65	20,974
Treasury stock acquired in connection with share repurchases					(54)		(54)		(54)
Share-based compensation		—	7				7		7
Dividends on preferred stock				(17)			(17)		(17)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(2,995)			(2,995)	2	(2,993)
Other comprehensive income (loss), net of income tax						416	416		416
Balance at September 30, 2020	$—	$1	$13,314	$511	$(941)	$5,381	$18,266	$65	$18,331
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$644	$515
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,541	6,011
Equity securities	114	54
Mortgage loans	2,005	1,232
Limited partnerships and limited liability companies	168	124
Purchases of:
Fixed maturity securities	(16,168)	(9,639)
Equity securities	(7)	(4)
Mortgage loans	(4,421)	(1,239)
Limited partnerships and limited liability companies	(560)	(423)
Cash received in connection with freestanding derivatives	3,213	5,280
Cash paid in connection with freestanding derivatives	(3,914)	(3,281)
Net change in policy loans	28	3
Net change in short-term investments	1,349	(2,269)
Net change in other invested assets	(13)	(19)
Other, net	—	(14)
Net cash provided by (used in) investing activities	(9,665)	(4,184)
Cash flows from financing activities
Policyholder account balances:
Deposits	11,182	7,143
Withdrawals	(1,945)	(1,552)
Net change in payables for collateral under securities loaned and other transactions	387	2,598
Long-term debt issued	—	614
Long-term debt repaid	(1)	(1,001)
Preferred stock issued, net of issuance costs	—	390
Dividends on preferred stock	(68)	(31)
Treasury stock acquired in connection with share repurchases	(341)	(376)
Financing element on certain derivative instruments and other derivative related transactions, net	(183)	(764)
Other, net	(10)	(40)
Net cash provided by (used in) financing activities	9,021	6,981
Change in cash, cash equivalents and restricted cash	—	3,312
Cash, cash equivalents and restricted cash, beginning of period	4,108	2,877
Cash, cash equivalents and restricted cash, end of period	$4,108	$6,189
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$88	$95
Income tax	$10	$(57)
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
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Brighthouse Financial, as well as partnerships and limited liability companies (“LLC”) that the Company controls. Intercompany accounts and transactions have been eliminated.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no ASUs adopted as of September 30, 2021.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the accounting for long-duration insurance contracts. These changes (i) require all guarantees that qualify as market risk benefits to be measured at fair value, (ii) require more frequent updating of assumptions and modify existing discount rate requirements for certain insurance liabilities, (iii) modify the methods of amortization for deferred policy acquisition costs (“DAC”), and (iv) require new qualitative and quantitative disclosures around insurance contract asset and liability balances and the judgments, assumptions and methods used to measure those balances. The market risk benefit guidance is required to be applied on a retrospective basis, while the changes to guidance for insurance liabilities and DAC will be applied to existing carrying amounts on the effective date.
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
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);

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
The following are significant items excluded from total expenses in calculating adjusted earnings:
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
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$481	$141	$42	$(63)	$601
Provision for income tax expense (benefit)	96	31	4	(4)	127
Post-tax adjusted earnings	385	110	38	(59)	474
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	22	22
Adjusted earnings	$385	$110	$38	$(83)	450
Adjustments for:
Net investment gains (losses)					(16)
Net derivative gains (losses)					56
Other adjustments to net income (loss)					(151)
Provision for income tax (expense) benefit					22
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$361

Interest revenue	$567	$183	$505	$32
Interest expense	$—	$—	$—	$41

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$479	$94	$(1,443)	$(32)	$(902)
Provision for income tax expense (benefit)	92	18	(304)	(38)	(232)
Post-tax adjusted earnings	387	76	(1,139)	6	(670)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	17	17
Adjusted earnings	$387	$76	$(1,139)	$(13)	(689)
Adjustments for:
Net investment gains (losses)					5
Net derivative gains (losses)					(1,857)
Other adjustments to net income (loss)					(1,089)
Provision for income tax (expense) benefit					618
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(3,012)

Interest revenue	$469	$131	$383	$18
Interest expense	$—	$—	$—	$47

	Nine Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,312	$278	$267	$(206)	$1,651
Provision for income tax expense (benefit)	253	58	31	(33)	309
Post-tax adjusted earnings	1,059	220	236	(173)	1,342
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	68	68
Adjusted earnings	$1,059	$220	$236	$(245)	1,270
Adjustments for:
Net investment gains (losses)					(36)
Net derivative gains (losses)					(2,132)
Other adjustments to net income (loss)					260
Provision for income tax (expense) benefit					399
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(239)

Interest revenue	$1,650	$517	$1,466	$63
Interest expense	$—	$—	$—	$122

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,073	$167	$(1,679)	$(189)	$(628)
Provision for income tax expense (benefit)	199	32	(355)	(72)	(196)
Post-tax adjusted earnings	874	135	(1,324)	(117)	(432)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	31	31
Adjusted earnings	$874	$135	$(1,324)	$(152)	(467)
Adjustments for:
Net investment gains (losses)					(48)
Net derivative gains (losses)					2,392
Other adjustments to net income (loss)					(1,829)
Provision for income tax (expense) benefit					(108)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(60)

Interest revenue	$1,334	$316	$873	$54
Interest expense	$—	$—	$—	$139
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Annuities	$1,351	$1,157	$3,906	$3,360
Life	345	350	1,138	989
Run-off	670	553	1,960	1,378
Corporate & Other	51	39	122	118
Adjustments	95	(1,790)	(2,000)	2,527
Total	$2,512	$309	$5,126	$8,372
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Annuities	$175,695	$172,233
Life	24,130	23,809
Run-off	36,379	38,366
Corporate & Other	18,487	13,461
Total	$254,691	$247,869

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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2021				December 31, 2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$108,297		$59,247		$108,424		$60,674
Separate account value	$103,265		$58,044		$103,315		$59,419
Net amount at risk	$6,792	(4)	$6,004	(5)	$6,438	(4)	$6,692	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	September 30, 2021	December 31, 2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,579	$5,772
Net amount at risk (6)	$67,671	$69,083
Average attained age of policyholders	68 years	67 years

Variable Life Contracts
Total account value (3)	$4,632	$3,926
Net amount at risk (6)	$19,201	$19,909
Average attained age of policyholders	52 years	51 years
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
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$34,805	$—	$4,070	$192	$38,683	$32,608	$2	$5,370	$70	$37,906
Foreign corporate	10,827	6	972	99	11,694	10,060	—	1,501	50	11,511
U.S. government and agency	7,590	—	1,970	80	9,480	6,007	—	2,637	6	8,638
RMBS	9,043	—	498	24	9,517	7,653	—	644	3	8,294
CMBS	6,694	1	419	17	7,095	6,207	—	592	9	6,790
State and political subdivision	4,000	—	853	7	4,846	3,673	—	967	—	4,640
ABS	3,863	—	48	4	3,907	2,834	—	60	10	2,884
Foreign government	1,603	—	255	6	1,852	1,487	—	346	1	1,832
Total fixed maturity securities	$78,425	$7	$9,085	$429	$87,074	$70,529	$2	$12,117	$149	$82,495
The Company held non-income producing fixed maturity securities with an estimated fair value of $5 million at both September 30, 2021 and December 31, 2020.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,134	$9,982	$16,238	$31,471	$19,600	$78,425
Estimated fair value	$1,147	$10,464	$17,391	$37,553	$20,519	$87,074
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

	September 30, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,452	$127	$621	$65	$1,737	$57	$185	$13
Foreign corporate	1,636	53	292	46	254	8	387	42
U.S. government and agency	2,304	80	—	—	236	6	—	—
RMBS	2,729	23	30	1	180	2	22	1
CMBS	733	15	64	2	332	7	44	2
State and political subdivision	381	6	13	1	48	—	—	—
ABS	1,268	3	126	1	506	3	629	7
Foreign government	218	5	8	1	54	1	—	—
Total fixed maturity securities	$13,721	$312	$1,154	$117	$3,347	$84	$1,267	$65
Total number of securities in an unrealized loss position	1,775		301		667		244
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $580 million and $514 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $7 million, relating to five securities at September 30, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	Foreign Corporate	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$2	$—	$—	$—	$2
Allowance on securities where credit losses were not previously recorded	—	—	6	1	7
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	(1)	—	—	—	(1)
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$—	$—	$6	$1	$7
Nine Months Ended September 30, 2020
Balance, beginning of period	$3	$—	$1	$—	$4
Allowance on securities where credit losses were not previously recorded	3	1	1	—	5
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	(3)	—	(1)	—	(4)
Balance, end of period	$2	$1	$1	$—	$4
_______________
(1)The Company did not record any write-offs during the nine months ended September 30, 2021. The Company recorded total write-offs of $13 million during the nine months ended September 30, 2020.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$11,156	61.1%	$9,714	61.4%
Agricultural	3,997	21.9	3,538	22.4
Residential	3,214	17.6	2,650	16.8
Total mortgage loans (1)	18,367	100.6	15,902	100.6
Allowance for credit losses	(100)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$18,267	100.0%	$15,808	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $698 million and $1.5 billion for the three months and nine months ended September 30, 2021, respectively, and $47 million and $535 million for the three months and nine months ended September 30, 2020, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the impact of the ongoing worldwide pandemic sparked by the novel coronavirus (“COVID-19 pandemic”), interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both September 30, 2021 and December 31, 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $91 million and $89 million at September 30, 2021 and December 31, 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	6	(2)	—	4
PCD credit allowance	—	—	2	2
Balance, end of period	$50	$13	$37	$100
Nine Months Ended September 30, 2020
Balance, beginning of period	$27	$17	$22	$66
Current period provision	17	(1)	8	24
Balance, end of period	$44	$16	$30	$90
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Purchase price	$436	$77
Allowance at acquisition date	2	2
Discount or premium attributable to other factors	(25)	2
Par value	$413	$81

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
September 30, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,513	$378	$1,465	$967	$584	$3,446	$8,353
65% to 75%	519	153	510	482	208	549	2,421
76% to 80%	—	—	—	—	44	70	114
Greater than 80%	—	—	—	30	—	238	268
Total commercial mortgage loans	2,032	531	1,975	1,479	836	4,303	11,156
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	772	547	505	700	312	899	3,735
65% to 75%	54	77	78	10	25	18	262
Total agricultural mortgage loans	826	624	583	710	337	917	3,997
Residential mortgage loans
Performing	499	223	302	267	151	1,715	3,157
Nonperforming	—	—	3	3	—	51	57
Total residential mortgage loans	499	223	305	270	151	1,766	3,214
Total	$3,357	$1,378	$2,863	$2,459	$1,324	$6,986	$18,367

	2020	2019	2018	2017	2016	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,028	89.9%	$9,450	97.3%
1.00x - 1.20x	428	3.8	204	2.1
Less than 1.00x	700	6.3	60	0.6
Total	$11,156	100.0%	$9,714	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2021 and December 31, 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At September 30, 2021 and December 31, 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2021				December 31, 2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,156	$3,997	$3,117	$18,270	$9,714	$3,538	$2,575	$15,827
30-59 days past due	—	—	40	40	—	—	9	9
60-89 days past due	—	—	14	14	—	—	24	24
90-179 days past due	—	—	28	28	—	—	27	27
180+ days past due	—	—	15	15	—	—	15	15
Total	$11,156	$3,997	$3,214	$18,367	$9,714	$3,538	$2,650	$15,902

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2021 and December 31, 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2021	$—	$—	$57	$57
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both September 30, 2021 and December 31, 2020.
Current period investment income on mortgage loans in nonaccrual status was $1 million for both the nine months ended September 30, 2021 and 2020.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the nine months ended September 30, 2021 and 2020.
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
Leveraged Leases
The carrying value of leveraged leases was $50 million at both September 30, 2021 and December 31, 2020. The allowance for credit losses was $13 million at both September 30, 2021 and December 31, 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 12 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both September 30, 2021 and December 31, 2020, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Fixed maturity securities	$8,656	$11,968
Derivatives	311	173
Other	(30)	(16)
Subtotal	8,937	12,125
Amounts allocated from:
Future policy benefits	(3,035)	(4,313)
DAC, VOBA and DSI	(417)	(520)
Subtotal	(3,452)	(4,833)
Deferred income tax benefit (expense)	(1,152)	(1,531)
Net unrealized investment gains (losses)	$4,333	$5,761
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2021
(In millions)
Balance at December 31, 2020	$5,761
Unrealized investment gains (losses) during the period	(3,188)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,278
DAC, VOBA and DSI	103
Deferred income tax benefit (expense)	379
Balance at September 30, 2021	$4,333
Change in net unrealized investment gains (losses)	$(1,428)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2021 and December 31, 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2021	December 31, 2020
	(In millions)
Securities on loan: (1)
Amortized cost	$3,568	$2,373
Estimated fair value	$4,439	$3,603
Cash collateral received from counterparties (2)	$4,539	$3,674
Reinvestment portfolio — estimated fair value	$4,677	$3,830
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,619	$2,292	$627	$4,538	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$1,620	$2,292	$627	$4,539	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2021 was $1.6 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and U.S. and foreign corporate securities) with 57% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,883	$10,135
Invested assets held in trust (reinsurance agreements) (2)	5,834	5,717
Invested assets pledged as collateral (3)	5,158	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$20,875	$21,447
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $50 million and $60 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $121 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $59 million and $39 million at redemption value at September 30, 2021 and December 31, 2020, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2021 or December 31, 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$16,019	$15,187	$13,665	$12,581
Limited partnerships and LLCs	3,409	4,874	2,319	3,578
Total	$19,428	$20,061	$15,984	$16,159
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$716	$676	$2,109	$2,021
Equity securities	1	1	3	4
Mortgage loans	171	166	502	498
Policy loans	16	15	49	40
Limited partnerships and LLCs (1)	402	155	1,090	48
Cash, cash equivalents and short-term investments	1	7	4	44
Other	13	14	32	39
Total investment income	1,320	1,034	3,789	2,694
Less: Investment expenses	39	38	109	130
Net investment income	$1,281	$996	$3,680	$2,564
_______________
(1)Includes net investment income pertaining to other limited partnerships of $378 million and $1.0 billion for the three months and nine months ended September 30, 2021, respectively, and $153 million and $34 million for the three months and nine months ended September 30, 2020, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fixed maturity securities	$—	$1	$(23)	$(26)
Equity securities	(2)	4	1	(3)
Mortgage loans	(5)	3	(6)	(23)
Limited partnerships and LLCs	—	(1)	1	(4)
Other	(9)	(2)	(9)	8
Total net investment gains (losses)	$(16)	$5	$(36)	$(48)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Proceeds	$1,928	$897	$4,167	$2,168
Gross investment gains	$23	$30	$64	$62
Gross investment losses	(22)	(29)	(79)	(72)
Net investment gains (losses)	$1	$1	$(15)	$(10)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2021			December 31, 2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$210	$25	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	2,998	222	27	2,812	134	112
Total qualifying hedges		3,208	247	27	3,102	200	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,945	341	14	2,295	463	—
Interest rate caps	Interest rate	5,100	14	2	2,350	2	—
Interest rate options	Interest rate	8,750	89	1	25,980	712	122
Interest rate forwards	Interest rate	10,502	276	225	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	968	98	20	1,000	86	32
Foreign currency forwards	Foreign currency exchange rate	478	7	—	201	—	—
Credit default swaps — purchased	Credit	18	—	1	18	—	—
Credit default swaps — written	Credit	1,774	39	1	1,755	41	—
Credit default options	Credit	—	—	—	100	—	—
Equity index options	Equity market	29,441	1,039	1,105	30,976	1,071	838
Equity variance swaps	Equity market	359	9	7	1,098	13	20
Equity total return swaps	Equity market	31,782	421	324	15,056	143	822
Hybrid options	Equity market	900	16	—	600	—	—
Total non-designated or non-qualifying derivatives		93,017	2,349	1,700	89,515	3,382	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	208	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	5,218	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	2,213	N/A	—	2,920
Assumed index-linked annuities	Other	N/A	—	373	N/A	—	382
Total embedded derivatives		N/A	208	7,804	N/A	283	7,157
Total		$96,225	$2,804	$9,531	$92,617	$3,865	$9,181
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2021 and December 31, 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$3
Foreign currency exchange rate derivatives	—	—	9	101
Total cash flow hedges	—	—	10	104
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(6)	—	—	—
Foreign currency exchange rate derivatives	34	(1)	—	—
Credit derivatives	3	—	—	—
Equity derivatives	(48)	—	—	—
Embedded derivatives	74	—	—	—
Total non-qualifying hedges	57	(1)	—	—
Total	$57	$(1)	$10	$104
Three Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$—	$—	$1	$(1)
Foreign currency exchange rate derivatives	10	(3)	8	(184)
Total cash flow hedges	10	(3)	9	(185)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(435)	—	—	—
Foreign currency exchange rate derivatives	(50)	(3)	—	—
Credit derivatives	4	—	—	—
Equity derivatives	(752)	—	—	—
Embedded derivatives	(628)	—	—	—
Total non-qualifying hedges	(1,861)	(3)	—	—
Total	$(1,851)	$(6)	$9	$(185)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$3	$(30)
Foreign currency exchange rate derivatives	8	(3)	25	180
Total cash flow hedges	9	(3)	28	150
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(1,196)	—	—	—
Foreign currency exchange rate derivatives	45	—	—	—
Credit derivatives	14	—	—	—
Equity derivatives	(496)	—	—	—
Embedded derivatives	(505)	—	—	—
Total non-qualifying hedges	(2,138)	—	—	—
Total	$(2,129)	$(3)	$28	$150
Nine Months Ended September 30, 2020
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$1	$—	$2	$92
Foreign currency exchange rate derivatives	13	(6)	29	143
Total cash flow hedges	14	(6)	31	235
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	4,321	—	—	—
Foreign currency exchange rate derivatives	57	(12)	—	—
Credit derivatives	1	—	—	—
Equity derivatives	(393)	—	—	—
Embedded derivatives	(1,590)	—	—	—
Total non-qualifying hedges	2,396	(12)	—	—
Total	$2,410	$(18)	$31	$235
At September 30, 2021 and December 31, 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was two years and three years, respectively.
At September 30, 2021 and December 31, 2020, the balance in AOCI associated with cash flow hedges was $311 million and $173 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2021			December 31, 2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$13	$683	2.2	$15	$683	2.9
Baa	26	1,081	5.0	26	1,072	5.2
Ba	—	6	4.2	—	—	—
Caa and Lower	(1)	4	4.2	—	—	—
Total	$38	$1,774	3.9	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2021
Derivative assets	$2,630	$(1,356)	$(875)	$399	$(390)	$9
Derivative liabilities	$1,731	$(1,356)	$—	$375	$(333)	$42
December 31, 2020
Derivative assets	$3,588	$(1,342)	$(1,340)	$906	$(840)	$66
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$375	$668
Estimated Fair Value of Collateral Provided: (2)
Fixed maturity securities	$701	$1,205
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

	September 30, 2021
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,812	$871	$38,683
Foreign corporate	—	11,272	422	11,694
U.S. government and agency	3,579	5,901	—	9,480
RMBS	—	9,491	26	9,517
CMBS	—	7,053	42	7,095
State and political subdivision	—	4,846	—	4,846
ABS	—	3,709	198	3,907
Foreign government	—	1,852	—	1,852
Total fixed maturity securities	3,579	81,936	1,559	87,074
Equity securities	26	61	3	90
Short-term investments	1,512	380	—	1,892
Derivative assets: (1)
Interest rate	—	745	—	745
Foreign currency exchange rate	—	317	10	327
Credit	—	26	13	39
Equity market	—	1,460	25	1,485
Total derivative assets	—	2,548	48	2,596
Embedded derivatives within asset host contracts (2)	—	—	208	208
Separate account assets	46	112,315	—	112,361
Total assets	$5,163	$197,240	$1,818	$204,221
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$242	$—	$242
Foreign currency exchange rate	—	47	—	47
Credit	—	—	2	2
Equity market	—	1,429	7	1,436
Total derivative liabilities	—	1,718	9	1,727
Embedded derivatives within liability host contracts (2)	—	—	7,804	7,804
Total liabilities	$—	$1,718	$7,813	$9,531

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2021.
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
The Company determines the fair value of these embedded derivatives by estimating the present value of projected future benefits minus the present value of projected future fees using actuarial and capital markets assumptions including expectations of policyholder behavior. The calculation is based on in-force business and is performed using standard actuarial valuation software which projects future cash flows from the embedded derivative over multiple risk neutral stochastic scenarios using observable risk-free rates. The percentage of fees included in the initial fair value measurement is not updated in subsequent periods.
Capital markets assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly-traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience.
The valuation of these guarantee liabilities includes nonperformance risk adjustments and adjustments for a risk margin related to non-capital markets inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for BHF’s debt. These observable spreads are then adjusted to reflect the priority of these liabilities and claims-paying ability of the issuing insurance subsidiaries as compared to BHF’s overall financial strength.
Risk margins are established to capture the non-capital markets risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions as annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

					September 30, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.50)%	-	1.28%	0.47%	-	1.97%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2021
Balance, beginning of period	$889	$217	$—	$12	$3	$—	$20	$(7,715)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	(6)	74	—
Total realized/unrealized gains (losses) included in AOCI	(8)	—	—	—	—	—	3	—	—
Purchases (7)	305	195	—	—	—	—	22	—	—
Sales (7)	(14)	(5)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	45	—
Transfers into Level 3 (8)	227	8	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(106)	(149)	—	(12)	—	—	—	—	—
Balance, end of period	$1,293	$266	$—	$—	$3	$—	$39	$(7,596)	$—
Three Months Ended September 30, 2020
Balance, beginning of period	$894	$173	$—	$—	$4	$—	$20	$(5,326)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	(1)	—	5	(628)	—
Total realized/unrealized gains (losses) included in AOCI	7	1	—	—	—	—	(10)	—	—
Purchases (7)	199	11	—	—	—	10	—	—	—
Sales (7)	(64)	(1)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(174)	—
Transfers into Level 3 (8)	185	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(142)	(103)	—	—	—	—	—	—	—
Balance, end of period	$1,078	$81	$—	$—	$3	$10	$15	$(6,128)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$—	$(5)	$258	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(8)	$—	$—	$—	$—	$—	$3	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$—	$—	$—	$—	$—	$—	$5	$(668)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2020 (9)	$8	$1	$—	$—	$—	$—	$(10)	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2021
Balance, beginning of period	$688	$67	$—	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	—	10	(505)	—
Total realized/unrealized gains (losses) included in AOCI	(9)	—	—	—	—	—	12	—	—
Purchases (7)	695	239	—	—	—	—	20	—	—
Sales (7)	(53)	(21)	—	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(217)	—
Transfers into Level 3 (8)	174	14	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(202)	(33)	—	—	—	—	1	—	(3)
Balance, end of period	$1,293	$266	$—	$—	$3	$—	$39	$(7,596)	$—
Nine Months Ended September 30, 2020
Balance, beginning of period	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(2)	—	—	—	—	—	3	(1,590)	—
Total realized/unrealized gains (losses) included in AOCI	12	1	—	—	—	—	10	—	—
Purchases (7)	509	34	—	—	—	10	—	—	—
Sales (7)	(103)	(2)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(507)	—
Transfers into Level 3 (8)	285	9	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(84)	(78)	(73)	—	(5)	—	—	—	—
Balance, end of period	$1,078	$81	$—	$—	$3	$10	$15	$(6,128)	$3
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$—	$(3)	$(302)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(9)	$1	$—	$—	$—	$—	$12	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2020 (9)	$(1)	$—	$—	$—	$—	$—	$(11)	$(1,687)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2020 (9)	$12	$2	$—	$—	$—	$—	$10	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$18,267	$—	$—	$19,190	$19,190
Policy loans	$1,264	$—	$506	$1,152	$1,658
Other invested assets	$71	$—	$59	$12	$71
Premiums, reinsurance and other receivables	$3,471	$—	$229	$4,109	$4,338
Liabilities
Policyholder account balances	$22,518	$—	$—	$24,215	$24,215
Long-term debt	$3,436	$—	$3,910	$—	$3,910
Other liabilities	$1,228	$—	$511	$717	$1,228
Separate account liabilities	$1,373	$—	$1,373	$—	$1,373

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
7. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both September 30, 2021 and December 31, 2020:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
Not designated	99,943,900	—	—
Total	100,000,000	56,100	56,100
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s preferred stock by series for the nine months ended September 30, 2021 and 2020 were as follows:

			Series A		Series B		Series C
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
August 16, 2021	September 10, 2021	September 27, 2021	$412.50	$7	$421.88	$7	$335.94	$8
May 17, 2021	June 10, 2021	June 25, 2021	412.50	7	421.88	7	335.94	7
February 16, 2021	March 10, 2021	March 25, 2021	412.50	7	421.88	7	466.58	11
			$1,237.50	$21	$1,265.64	$21	$1,138.46	$26

August 17, 2020	September 10, 2020	September 25, 2020	$412.50	$7	$595.31	$10	$—	$—
May 15, 2020	June 10, 2020	June 25, 2020	412.50	7	—	—	—	—
February 14, 2020	March 10, 2020	March 25, 2020	412.50	7	—	—	—	—
			$1,237.50	$21	$595.31	$10	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Common Stock Repurchase Program
On August 2, 2021, BHF authorized the repurchase of up to $1.0 billion of its common stock, which is in addition to the $200 million repurchase announced on February 10, 2021. Repurchases under the August 2, 2021 authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.
During the nine months ended September 30, 2021 and 2020, BHF repurchased 7,603,089 and 15,119,010 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $341 million and $376 million, respectively. At September 30, 2021, BHF had $939 million remaining under its common stock repurchase program.
Dividend Restrictions
During the third quarter of 2021, with the approval of the Delaware Department of Insurance, Brighthouse Reinsurance Company of Delaware paid a $600 million extraordinary dividend to Brighthouse Life Insurance Company in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at June 30, 2021	$4,506	$142	$(13)	$(39)	$4,596
OCI before reclassifications	(499)	104	10	—	(385)
Deferred income tax benefit (expense)	104	(22)	(2)	1	81
AOCI before reclassifications, net of income tax	4,111	224	(5)	(38)	4,292
Amounts reclassified from AOCI	(2)	(1)	—	—	(3)
Deferred income tax benefit (expense)	1	—	—	—	1
Amounts reclassified from AOCI, net of income tax	(1)	(1)	—	—	(2)
Balance at September 30, 2021	$4,110	$223	$(5)	$(38)	$4,290

	Three Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at June 30, 2020	$4,517	$500	$(24)	$(28)	$4,965
OCI before reclassifications	707	(185)	9	(2)	529
Deferred income tax benefit (expense)	(149)	39	(1)	—	(111)
AOCI before reclassifications, net of income tax	5,075	354	(16)	(30)	5,383
Amounts reclassified from AOCI	8	(11)	—	—	(3)
Deferred income tax benefit (expense)	(1)	2	—	—	1
Amounts reclassified from AOCI, net of income tax	7	(9)	—	—	(2)
Balance at September 30, 2020	$5,082	$345	$(16)	$(30)	$5,381

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
OCI before reclassifications	(1,962)	150	4	(2)	(1,810)
Deferred income tax benefit (expense)	412	(32)	(1)	2	381
AOCI before reclassifications, net of income tax	4,096	233	(5)	(37)	4,287
Amounts reclassified from AOCI	17	(12)	—	(1)	4
Deferred income tax benefit (expense)	(3)	2	—	—	(1)
Amounts reclassified from AOCI, net of income tax	14	(10)	—	(1)	3
Balance at September 30, 2021	$4,110	$223	$(5)	$(38)	$4,290

	Nine Months Ended September 30, 2020
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
OCI before reclassifications (2)	2,475	235	9	(2)	2,717
Deferred income tax benefit (expense)	(520)	(49)	(10)	—	(579)
AOCI before reclassifications, net of income tax	5,066	358	(16)	(30)	5,378
Amounts reclassified from AOCI	20	(16)	—	—	4
Deferred income tax benefit (expense)	(4)	3	—	—	(1)
Amounts reclassified from AOCI, net of income tax	16	(13)	—	—	3
Balance at September 30, 2020	$5,082	$345	$(16)	$(30)	$5,381
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$1	$1	$(14)	$(6)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	(9)	(3)	(14)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	2	(8)	(17)	(20)
Income tax (expense) benefit	(1)	1	3	4
Net unrealized investment gains (losses), net of income tax	1	(7)	(14)	(16)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	1	Net derivative gains (losses)
Interest rate swaps	1	1	3	2	Net investment income
Foreign currency swaps	—	10	8	13	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	1	11	12	16
Income tax (expense) benefit	—	(2)	(2)	(3)
Gains (losses) on cash flow hedges, net of income tax	1	9	10	13
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	—	—	1	—
Amortization of defined benefit plans, before income tax	—	—	1	—
Income tax (expense) benefit	—	—	—	—
Amortization of defined benefit plans, net of income tax	—	—	1	—
Total reclassifications, net of income tax	$2	$2	$(3)	$(3)
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
Other revenues consisted primarily of 12b-1 fees of $91 million and $270 million for the three months and nine months ended September 30, 2021, respectively, and $83 million and $240 million for the three months and nine months ended September 30, 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Compensation	$96	$85	$284	$247
Contracted services and other labor costs	67	56	197	202
Transition services agreements	32	37	93	90
Establishment costs	25	19	71	72
Premium and other taxes, licenses and fees	12	11	39	37
Separate account fees	129	118	381	343
Volume related costs, excluding compensation, net of DAC capitalization	160	155	503	445
Interest expense on debt	41	47	122	139
Other	17	52	59	99
Total other expenses	$579	$580	$1,749	$1,674
9. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$361	$(3,012)	$(239)	$(60)

Weighted average common shares outstanding — basic	82,701,032	92,693,188	85,256,761	97,366,447
Dilutive effect of share-based awards	543,955	—	—	—
Weighted average common shares outstanding — diluted	83,244,987	92,693,188	85,256,761	97,366,447

Earnings per common share:
Basic	$4.37	$(32.49)	$(2.80)	$(0.61)
Diluted	$4.34	$(32.49)	$(2.80)	$(0.61)
For the three months ended September 30, 2021, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended September 30, 2021.
For the nine months ended September 30, 2021 and the three months and nine months ended September 30, 2020, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
As of September 30, 2021, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain non-litigation loss contingencies to be from zero up to approximately $250 million, which are associated with reinsurance-related matters. For certain other reinsurance-related matters, the Company is not currently able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly and annual basis, the Company reviews relevant information with respect to non-litigation contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $734 million and $210 million at September 30, 2021 and December 31, 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $1.7 billion at September 30, 2021 and December 31, 2020, respectively.
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
The Company’s recorded liabilities were $1 million at both September 30, 2021 and December 31, 2020 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
For purposes of this discussion, unless otherwise mentioned or unless the context indicates otherwise, “Brighthouse,” “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc., a Delaware corporation, and its subsidiaries. We use the term “BHF” to refer solely to Brighthouse Financial, Inc., and not to any of its subsidiaries. Until August 4, 2017, BHF was a wholly-owned subsidiary of MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”). Following this summary is a discussion addressing the consolidated financial condition and results of operations of the Company for the periods indicated. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021 (the “2020 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “First Quarter Form 10-Q”) filed with the SEC on May 10, 2021; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 6, 2021; and (v) our current reports on Form 8-K filed in 2021.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Income (loss) available to shareholders before provision for income tax	$466	$(3,862)	$(329)	$(148)
Less: Provision for income tax expense (benefit)	105	(850)	(90)	(88)
Net income (loss) available to shareholders (1)	$361	$(3,012)	$(239)	$(60)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$577	$(921)	$1,579	$(663)
Less: Provision for income tax expense (benefit)	127	(232)	309	(196)
Adjusted earnings	$450	$(689)	$1,270	$(467)
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended September 30, 2021, we had net income available to shareholders of $361 million and adjusted earnings of $450 million compared to a net loss available to shareholders of $3.0 billion and an adjusted loss of $689 million for the three months ended September 30, 2020. Net income available to shareholders for the three months ended September 30, 2021 primarily reflects favorable pre-tax adjusted earnings, partially offset by a net unfavorable impact from our annual actuarial review (“AAR”).
For the nine months ended September 30, 2021, we had a net loss available to shareholders of $239 million and adjusted earnings of $1.3 billion compared to a net loss available to shareholders of $60 million and an adjusted loss of $467 million for the nine months ended September 30, 2020. Net loss available to shareholders for the nine months ended September 30, 2021 primarily reflects net unfavorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to market factors, and a net unfavorable impact from our AAR. Higher interest rates and favorable equity markets resulted in net unfavorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”) and the freestanding derivatives that hedge our variable annuity business. GMLB Riders were also unfavorably impacted by the adjustment for nonperformance risk resulting from narrowing credit spreads. Increasing long-term interest rates resulted in an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
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
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2020 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments.”
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
Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. Adjusted earnings is used by management to evaluate performance, allocate resources and facilitate comparisons to industry results. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community by highlighting the results of operations and the underlying profitability drivers of our business. Adjusted earnings should not be viewed as a substitute for net income (loss) available to Brighthouse Financial, Inc.’s common shareholders, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) available to Brighthouse Financial, Inc.’s common shareholders.
Adjusted earnings, which may be positive or negative, focuses on our primary businesses principally by excluding the impact of market volatility, which could distort trends.
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Net derivative gains (losses) except earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”); and
•Certain variable annuity guaranteed minimum income benefits (“GMIB”) fees (“GMIB Fees”).
The following are significant items excluded from total expenses in calculating adjusted earnings:
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
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from our effective tax rate.

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

Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2021 AAR, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. This update had the largest impact on our ULSG business. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions noted above.
As a result of the 2020 AAR, we lowered the long-term general account earned rate, driven by a reduction in our mean reversion rate from 3.75% to 3.00%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to policyholder behavior, mortality and maintenance expenses.
The following table presents the impact of the AAR on pre-tax adjusted earnings and income (loss) available to shareholders before provision for income tax for the nine months ended September 30, 2021 and 2020. The impact related to GMLBs is included in income (loss) available to shareholders before provision for income tax, but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Nine Months Ended September 30,
	2021	2020
	(In millions)
GMLBs	$(42)	$(1,431)
Included in pre-tax adjusted earnings:
Other annuity business	4	128
Life business	4	(11)
Run-off	(113)	(1,484)
Total included in pre-tax adjusted earnings	(105)	(1,367)
Total impact on income (loss) available to shareholders before provision for income tax	$(147)	$(2,798)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Premiums	$193	$184	$539	$575
Universal life and investment-type product policy fees	881	882	2,730	2,595
Net investment income	1,281	996	3,680	2,564
Other revenues	117	99	345	294
Net investment gains (losses)	(16)	5	(36)	(48)
Net derivative gains (losses)	56	(1,857)	(2,132)	2,392
Total revenues	2,512	309	5,126	8,372
Expenses
Policyholder benefits and claims	1,112	3,047	2,620	5,073
Interest credited to policyholder account balances	413	281	997	816
Capitalization of DAC	(126)	(90)	(360)	(279)
Amortization of DAC and VOBA	(82)	244	17	922
Interest expense on debt	41	47	122	139
Other expenses	664	623	1,987	1,814
Total expenses	2,022	4,152	5,383	8,485
Income (loss) before provision for income tax	490	(3,843)	(257)	(113)
Provision for income tax expense (benefit)	105	(850)	(90)	(88)
Net income (loss)	385	(2,993)	(167)	(25)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	383	(2,995)	(171)	(29)
Less: Preferred stock dividends	22	17	68	31
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$361	$(3,012)	$(239)	$(60)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
GMLB Riders	$(198)	$(2,739)	$(1,484)	$(833)
Other derivative instruments	109	(174)	(404)	1,462
Net investment gains (losses)	(16)	5	(36)	(48)
Other adjustments	(6)	(33)	16	(66)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	577	(921)	1,579	(663)
Income (loss) available to shareholders before provision for income tax	466	(3,862)	(329)	(148)
Provision for income tax expense (benefit)	105	(850)	(90)	(88)
Net income (loss) available to shareholders	$361	$(3,012)	$(239)	$(60)

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Income available to shareholders before provision for income tax was $466 million ($361 million, net of income tax), an increase of $4.3 billion ($3.4 billion, net of income tax) from a loss available to shareholders before provision for income tax of $3.9 billion ($3.0 billion, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from GMLB Riders, see “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2021 and 2020”;
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•gains on other derivative instruments reflecting:
◦gains on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the long-term benchmark interest rate decreasing in the current period and increasing in the prior period; and
◦a favorable impact from foreign currency swaps due to the U.S. dollar mostly strengthening in the current period and weakening in the prior period.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 21% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Loss available to shareholders before provision for income tax was $329 million ($239 million, net of income tax), a higher loss of $181 million ($179 million, net of income tax) from a loss available to shareholders before provision for income tax of $148 million ($60 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the long-term benchmark interest rate increasing in the current period and decreasing in the prior period; and
•higher losses from GMLB Riders, see “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2021 and 2020.”
The decrease in income before provision for income tax was partially offset by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•lower policyholder benefits and claims, included in other adjustments, resulting from the adjustment for market performance related to participating products in our Run-off segment.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 35% in the current period compared to 78% in the prior period. The decrease in the effective tax rate is driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$242	$117	$72	$(70)	$361
Add: Provision for income tax expense (benefit)	96	31	17	(39)	105
Income (loss) available to shareholders before provision for income tax	338	148	89	(109)	466
Less: GMLB Riders	(198)	—	—	—	(198)
Less: Other derivative instruments	80	4	20	5	109
Less: Net investment gains (losses)	(17)	4	24	(27)	(16)
Less: Other adjustments	(8)	(1)	3	—	(6)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	481	141	42	(87)	577
Less: Provision for income tax expense (benefit)	96	31	4	(4)	127
Adjusted earnings	$385	$110	$38	$(83)	$450

	Three Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(2,398)	$78	$(1,141)	$449	$(3,012)
Add: Provision for income tax expense (benefit)	92	18	(460)	(500)	(850)
Income (loss) available to shareholders before provision for income tax	(2,306)	96	(1,601)	(51)	(3,862)
Less: GMLB Riders	(2,739)	—	—	—	(2,739)
Less: Other derivative instruments	(54)	(4)	(115)	(1)	(174)
Less: Net investment gains (losses)	37	6	(39)	1	5
Less: Other adjustments	(29)	—	(4)	—	(33)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	479	94	(1,443)	(51)	(921)
Less: Provision for income tax expense (benefit)	92	18	(304)	(38)	(232)
Adjusted earnings	$387	$76	$(1,139)	$(13)	$(689)

	Nine Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(343)	$223	$133	$(252)	$(239)
Add: Provision for income tax expense (benefit)	253	58	(297)	(104)	(90)
Income (loss) available to shareholders before provision for income tax	(90)	281	(164)	(356)	(329)
Less: GMLB Riders	(1,484)	—	—	—	(1,484)
Less: Other derivative instruments	122	6	(537)	5	(404)
Less: Net investment gains (losses)	(41)	(1)	89	(83)	(36)
Less: Other adjustments	1	(2)	17	—	16
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,312	278	267	(278)	1,579
Less: Provision for income tax expense (benefit)	253	58	31	(33)	309
Adjusted earnings	$1,059	$220	$236	$(245)	$1,270

	Nine Months Ended September 30, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$67	$79	$80	$(286)	$(60)
Add: Provision for income tax expense (benefit)	199	32	(344)	25	(88)
Income (loss) available to shareholders before provision for income tax	266	111	(264)	(261)	(148)
Less: GMLB Riders	(833)	—	—	—	(833)
Less: Other derivative instruments	72	(64)	1,456	(2)	1,462
Less: Net investment gains (losses)	(3)	8	(18)	(35)	(48)
Less: Other adjustments	(43)	—	(23)	—	(66)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,073	167	(1,679)	(224)	(663)
Less: Provision for income tax expense (benefit)	199	32	(355)	(72)	(196)
Adjusted earnings	$874	$135	$(1,324)	$(152)	$(467)
Consolidated Results for the Three Months and Nine Months Ended September 30, 2021 and 2020 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$937	$914	$2,891	$2,693
Net investment spread	690	474	2,150	1,075
Insurance-related activities	(593)	(1,589)	(1,476)	(2,345)
Amortization of DAC and VOBA	146	(158)	(165)	(414)
Other expenses, net of DAC capitalization	(579)	(543)	(1,749)	(1,637)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	24	19	72	35
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	577	(921)	1,579	(663)
Provision for income tax expense (benefit)	127	(232)	309	(196)
Adjusted earnings	$450	$(689)	$1,270	$(467)
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Adjusted earnings were $450 million in the current period, an increase of $1.1 billion.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments;
partially offset by
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment;
•lower amortization of DAC and VOBA due to:
◦a favorable impact resulting from changes in assumptions made in connection with the AAR in our Annuities and Life segments; and
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our Annuities segment;

•higher net investment spread reflecting:
◦higher returns on other limited partnerships for the comparative measurement period;
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher returns on real estate limited partnerships and limited liability companies (“LLC”);
partially offset by
◦higher interest credited resulting from changes in interest accrual assumptions in connection with the AAR and the related modeling changes in our Annuities segment;
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
•higher net fee income resulting from:
◦higher average separate account balances, a portion of which is offset in other expenses;
partially offset by
◦lower unearned revenue amortization in our Life segment resulting from changes in connection with the AAR.
Key net unfavorable impacts were:
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income;
◦higher corporate spending related to distribution and operations; and
◦higher establishment costs.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 26% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were $1.3 billion in the current period, an increase of $1.7 billion.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited resulting from changes in interest accrual assumptions in connection with the AAR and the related modeling changes in our Annuities segment;
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements in the prior period resulting from an actuarial system conversion in our Life segment; and
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from changes in connection with the AAR in our Run-off and Annuities segments;
partially offset by

◦higher paid claims, net of reinsurance; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion, primarily in our Life segment;
•lower amortization of DAC and VOBA due to:
◦a favorable impact resulting from changes in assumptions made in connection with the AAR in our Annuities and Life segments; and
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion in our Annuities segment; and
•higher net fee income resulting from:
◦higher average separate account balances, a portion of which is offset in other expenses;
partially offset by
◦lower unearned revenue amortization in our Life segment resulting from changes in connection with the AAR.
Key unfavorable impacts were:
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income;
◦higher corporate spending related to distribution and operations; and
•higher preferred stock dividends due to new issuances during the second and fourth quarters of 2020.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 31% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2021 and 2020 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$735	$654	$2,153	$1,917
Net investment spread	224	257	857	720
Insurance-related activities	(177)	68	(331)	(140)
Amortization of DAC and VOBA	114	(127)	(136)	(322)
Other expenses, net of DAC capitalization	(415)	(373)	(1,231)	(1,102)
Pre-tax adjusted earnings	481	479	1,312	1,073
Provision for income tax expense (benefit)	96	92	253	199
Adjusted earnings	$385	$387	$1,059	$874

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances decreased for the three months ended September 30, 2021, driven by negative net flows, policy charges and unfavorable investment performance. For the nine months ended September 30, 2021, variable annuities separate account balances decreased driven by negative net flows and policy charges, partially offset by favorable investment performance.

	Three Months Ended September 30, 2021 (1)	Nine Months Ended September 30, 2021 (1)
	(In millions)
Balance, beginning of period	$106,756	$103,450
Deposits	549	1,604
Withdrawals, surrenders and benefits	(2,494)	(7,547)
Net flows	(1,945)	(5,943)
Investment performance	(627)	8,111
Policy charges	(671)	(1,922)
Net transfers from (to) general account	(84)	(267)
Balance, end of period	$103,429	$103,429

Average balance	$106,714	$105,725
_______________
(1)Includes income annuities for which separate account balances at September 30, 2021 were $164 million.
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Adjusted earnings were $385 million in the current period, a decrease of $2 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in guaranteed minimum death benefit (“GMDB”) liabilities, partially offset by a favorable adjustment to deferred sales inducements (“DSI”) resulting from changes in policyholder behavior assumptions made in connection with the AAR;
◦an increase in income annuity benefit payments; and
◦an increase in GMDB liabilities and DSI resulting from less favorable equity market performance;
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher corporate spending related to distribution and operations;
•lower net investment spread due to:
◦higher interest credited resulting from changes in interest accrual assumptions in connection with the AAR and the related modeling changes; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account;
◦higher returns on other limited partnerships for the comparative measurement period; and
◦higher returns on real estate limited partnerships and LLCs.

Key favorable impacts were:
•lower amortization of DAC and VOBA due to:
◦a favorable impact resulting primarily from the AAR, which included changes in policyholder behavior and capital markets assumptions, as well as model refinements; and
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion;
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
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were $1.1 billion in the current period, an increase of $185 million.
Key net favorable impacts were:
•higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses;
•lower amortization of DAC and VOBA due to:
◦a favorable impact resulting primarily from the AAR, which included changes in policyholder behavior and capital markets assumptions, as well as model refinements; and
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion;
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period;
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher returns on real estate limited partnerships and LLCs;
partially offset by
◦higher interest credited resulting from changes in interest accrual assumptions in connection with the AAR and the related modeling changes; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦an increase in GMDB liabilities, partially offset by a favorable adjustment to DSI resulting from changes in policyholder behavior assumptions made in connection with the AAR;
partially offset by
◦a decrease in income annuity benefit payments; and
◦a decrease in GMDB liabilities and DSI resulting from less favorable equity market performance; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher distribution and deferred compensation expenses.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$40	$90	$247	$271
Net investment spread	106	53	285	126
Insurance-related activities	(5)	48	(107)	(4)
Amortization of DAC and VOBA	34	(50)	(21)	(104)
Other expenses, net of DAC capitalization	(34)	(47)	(126)	(122)
Pre-tax adjusted earnings	141	94	278	167
Provision for income tax expense (benefit)	31	18	58	32
Adjusted earnings	$110	$76	$220	$135
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Adjusted earnings were $110 million in the current period, an increase of $34 million.
Key net favorable impacts were:
•lower amortization of DAC and VOBA due to:
◦a favorable impact resulting primarily from changes in policyholder behavior assumptions made in connection with the AAR; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
•higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
◦higher paid claims, net of reinsurance;
•lower fee income due to lower unearned revenue amortization from changes in policyholder behavior assumptions made in connection with the AAR.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 22% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were $220 million in the current period, an increase of $85 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships for the comparative measurement period;
partially offset by

◦higher interest credited to policyholders due to higher imputed interest on insurance liabilities related to modeling improvements in the prior period resulting from an actuarial system conversion; and
•lower amortization of DAC and VOBA due to:
◦a favorable impact resulting primarily from changes in policyholder behavior assumptions made in connection with the AAR; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
•lower net fee income due to:
◦lower unearned revenue amortization from changes in policyholder behavior assumptions made in connection with the AAR;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from an actuarial system conversion.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$162	$170	$491	$505
Net investment spread	338	149	961	179
Insurance-related activities	(413)	(1,718)	(1,050)	(2,226)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(45)	(44)	(135)	(137)
Pre-tax adjusted earnings	42	(1,443)	267	(1,679)
Provision for income tax expense (benefit)	4	(304)	31	(355)
Adjusted earnings	$38	$(1,139)	$236	$(1,324)
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Adjusted earnings were $38 million in the current period, an increase of $1.2 billion.
Key favorable impacts were:
•lower costs associated with insurance-related activities, primarily in our ULSG business, due to a decrease in liability balances resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR; and
•higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 10% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were $236 million in the current period, an increase of $1.6 billion.
Key favorable impacts were:
•lower costs associated with insurance-related activities, primarily in our ULSG business, due to a decrease in liability balances resulting primarily from changes in the long-term general account earned rate assumptions made in connection with the AAR; and
•higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 12% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Fee income	$—	$—	$—	$—
Net investment spread	22	15	47	50
Insurance-related activities	2	13	12	25
Amortization of DAC and VOBA	(2)	19	(8)	12
Other expenses, net of DAC capitalization	(85)	(79)	(257)	(276)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	24	19	72	35
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(87)	(51)	(278)	(224)
Provision for income tax expense (benefit)	(4)	(38)	(33)	(72)
Adjusted earnings	$(83)	$(13)	$(245)	$(152)
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Adjusted earnings were a loss of $83 million in the current period, a higher loss of $70 million.
Key net unfavorable impacts were:
•higher amortization of DAC and VOBA due to an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance;
•higher other expenses due to:
◦higher establishment and advertising costs;
partially offset by
◦an adjustment in the current period to underwriting fees associated with funding agreements issued in connection with our institutional spread margin business; and
•higher preferred stock dividends due to a new issuance during the fourth quarter of 2020.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 6% in the current period compared to 119% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Adjusted earnings were a loss of $245 million in the current period, a higher loss of $93 million.
Key unfavorable impacts were:
•higher preferred stock dividends due to new issuances during the second and fourth quarters of 2020;
•higher amortization of DAC and VOBA due to an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance.
The decrease in adjusted earnings was partially offset by lower other expenses due to lower interest expense and legal reserves.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 16% in the current period compared to 38% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
GMLB Riders for the Three Months and Nine Months Ended September 30, 2021 and 2020
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Liabilities	$(274)	$(1,787)	$(960)	$(3,591)
Hedges	(76)	(1,078)	(1,216)	2,538
Ceded reinsurance	(11)	(3)	(74)	101
Fees (1)	219	223	620	621
GMLB DAC	(56)	(94)	146	(502)
Total GMLB Riders	$(198)	$(2,739)	$(1,484)	$(833)
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $16 million and $45 million for the three months and nine months ended September 30, 2021, respectively, and $15 million and $44 million for the three months and nine months ended September 30, 2020, respectively.
Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Comparative results from GMLB Riders were favorable by $2.5 billion.
The AAR primarily resulted in favorable changes in reserves and DAC amortization recognized in the current period.
Results were also driven by:
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
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to GMLB DAC.
Interest rates increasing less in the current period resulted in the following impacts:
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes to GMLB DAC;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves.
The narrowing of our credit spreads in the prior period resulted in a favorable change in the adjustment for nonperformance risk, net of an unfavorable change in GMLB DAC.
Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Comparative results from GMLB Riders were unfavorable by $651 million.
The AAR primarily resulted in favorable changes in reserves and DAC amortization recognized in the current period.
Results were also driven by:
•unfavorable changes in our GMLB hedges;
•unfavorable changes to the estimated fair value of Shield liabilities; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes in GMLB DAC.
Higher equity markets resulted in the following impacts:
•unfavorable changes to the estimated fair value of Shield liabilities;
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes in ceded reinsurance;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves; and
•favorable changes to GMLB DAC.
Interest rates increasing in the current period resulted in the following impacts:
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC;
•unfavorable changes in ceded reinsurance; and
•unfavorable changes to the estimated fair value of Shield liabilities;
partially offset by
•favorable changes to the estimated fair value of variable annuity liability reserves.

The narrowing of our credit spreads in the current period combined with a decrease in the underlying variable annuity liability reserves resulted in an unfavorable change in the adjustment for nonperformance risk, net of a favorable change in GMLB DAC.
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
There has been an increased market focus on energy sector investments as a result of volatile energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.3 billion, of which 89% were investment grade, with net unrealized gains (losses) of $318 million at September 30, 2021.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.9 billion, of which 95% were investment grade, with net unrealized gains (losses) of $187 million at September 30, 2021.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	5.29%	$1,324	4.56%	$1,036	5.25%	$3,800	4.04%	$2,676
Investment fees and expenses (2)	(0.13)	(37)	(0.14)	(35)	(0.13)	(104)	(0.13)	(99)
Adjusted net investment income (3)	5.16%	$1,287	4.42%	$1,001	5.12%	$3,696	3.91%	$2,577
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net investment income	$1,281	$996	$3,680	$2,564
Less: Investment hedge adjustments	(6)	(5)	(16)	(13)
Adjusted net investment income — in the above yield table	$1,287	$1,001	$3,696	$2,577
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2021 and 2020 for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$72,674	83.5%	$68,328	82.8%
Privately-placed	14,400	16.5	14,167	17.2
Total fixed maturity securities	$87,074	100.0%	$82,495	100.0%
Percentage of cash and invested assets	72.9%		72.6%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2021					December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$49,347	$1	$6,209	$55,555	63.8%	$44,189	$—	$8,492	$52,681	63.8%
2	Baa	25,101	—	2,343	27,444	31.5	23,022	—	3,338	26,360	32.0
Subtotal investment grade		74,448	1	8,552	82,999	95.3	67,211	—	11,830	79,041	95.8
3	Ba	2,655	—	95	2,750	3.2	2,408	—	118	2,526	3.1
4	B	1,165	1	14	1,178	1.3	814	—	20	834	1.0
5	Caa and lower	153	5	(6)	142	0.2	91	2	—	89	0.1
6	In or near default	4	—	1	5	—	5	—	—	5	—
Subtotal below investment grade		3,977	6	104	4,075	4.7	3,318	2	138	3,454	4.2
Total fixed maturity securities		$78,425	$7	$8,656	$87,074	100.0%	$70,529	$2	$11,968	$82,495	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2021
U.S. corporate	$17,795	$17,948	$1,916	$956	$68	$—	$38,683
Foreign corporate	3,484	7,468	582	129	31	—	11,694
U.S. government and agency	9,329	151	—	—	—	—	9,480
RMBS	9,392	71	23	10	16	5	9,517
CMBS	6,686	270	77	56	6	—	7,095
State and political subdivision	4,649	189	1	—	7	—	4,846
ABS	3,376	486	19	16	10	—	3,907
Foreign government	844	861	132	11	4	—	1,852
Total fixed maturity securities	$55,555	$27,444	$2,750	$1,178	$142	$5	$87,074
December 31, 2020
U.S. corporate	$18,201	$17,303	$1,706	$646	$50	$—	$37,906
Foreign corporate	3,520	7,286	572	124	9	—	11,511
U.S. government and agency	8,481	157	—	—	—	—	8,638
RMBS	8,204	40	19	11	20	—	8,294
CMBS	6,450	176	109	44	6	5	6,790
State and political subdivision	4,450	188	2	—	—	—	4,640
ABS	2,549	319	12	4	—	—	2,884
Foreign government	826	891	106	5	4	—	1,832
Total fixed maturity securities	$52,681	$26,360	$2,526	$834	$89	$5	$82,495
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both September 30, 2021 and December 31, 2020. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,997	31.8%	$15,541	31.5%
Consumer	11,495	22.8	11,535	23.3
Finance	12,191	24.2	11,452	23.2
Utility	7,198	14.3	7,412	15.0
Communications	3,496	6.9	3,477	7.0
Total	$50,377	100.0%	$49,417	100.0%
Structured Securities
We held $20.5 billion and $18.0 billion of Structured Securities, at estimated fair value, at September 30, 2021 and December 31, 2020, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,677	49.1%	$393	$4,852	58.5%	$484
Pass-through securities	4,840	50.9	81	3,442	41.5	157
Total RMBS	$9,517	100.0%	$474	$8,294	100.0%	$641
Risk profile:
Agency	$7,766	81.6%	$344	$6,519	78.6%	$502
Prime	199	2.1	5	167	2.0	5
Alt-A	814	8.5	67	793	9.6	67
Sub-prime	738	7.8	58	815	9.8	67
Total RMBS	$9,517	100.0%	$474	$8,294	100.0%	$641
Ratings profile:
Rated Aaa	$8,090	85.0%		$6,738	81.2%
Designated NAIC 1	$9,392	98.7%		$8,204	98.9%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2010	$92	$108	$93	$115
2011	11	11	66	66
2012	144	144	146	148
2013	209	215	214	218
2014	322	339	347	367
2015	954	1,017	956	1,035
2016	465	495	472	515
2017	711	767	701	781
2018	1,681	1,855	1,664	1,906
2019	1,051	1,095	990	1,072
2020	563	558	558	567
2021	491	491	—	—
Total	$6,694	$7,095	$6,207	$6,790
The estimated fair value of CMBS rated Aaa using rating agency ratings was $5.0 billion, or 69.9% of total CMBS, and designated NAIC 1 was $6.7 billion, or 94.2% of total CMBS, at September 30, 2021. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 73.4% of total CMBS, and designated NAIC 1 was $6.5 billion, or 95.0% of total CMBS at December 31, 2020.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,345	60.0%	$6	$1,762	61.1%	$5
Consumer loans	286	7.3	4	250	8.7	6
Student loans	395	10.1	8	247	8.6	5
Automobile loans	120	3.1	3	92	3.2	5
Credit card loans	84	2.1	5	53	1.8	7
Other loans	677	17.4	18	480	16.6	22
Total	$3,907	100.0%	$44	$2,884	100.0%	$50
Ratings profile:
Rated Aaa	$1,807	46.3%		$1,512	52.4%
Designated NAIC 1	$3,376	86.4%		$2,549	88.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	September 30, 2021				December 31, 2020
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$11,156	60.7%	$50	0.4%	$9,714	61.1%	$44	0.5%
Agricultural	3,997	21.8%	13	0.3%	3,538	22.2%	15	0.4%
Residential	3,214	17.5%	37	1.2%	2,650	16.7%	35	1.3%
Total	$18,367	100.0%	$100	0.5%	$15,902	100.0%	$94	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% and 96% at September 30, 2021 and December 31, 2020, respectively. The remainder was collateralized by properties located outside of the U.S. The carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was as follows at:

September 30, 2021
California	21%
New York	10%
Texas	10%
Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2021 and December 31, 2020. The carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was as follows at:

September 30, 2021
California	33%
Florida	10%
New York	8%

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,534	22.7%	$2,670	27.5%
South Atlantic	2,176	19.5	1,832	18.9
Middle Atlantic	1,928	17.3	1,861	19.1
West South Central	1,230	11.0	802	8.2
Mountain	947	8.5	736	7.6
New England	675	6.0	453	4.7
East North Central	638	5.7	596	6.1
International	497	4.5	506	5.2
West North Central	254	2.3	113	1.2
East South Central	212	1.9	80	0.8
Multi-region and Other	65	0.6	65	0.7
Total recorded investment	11,156	100.0%	9,714	100.0%
Less: allowance for credit losses	50		44
Carrying value, net of allowance for credit losses	$11,106		$9,670
Property type:
Office	$3,616	32.4%	$3,788	39.0%
Apartment	3,158	28.3	2,072	21.3
Retail	1,951	17.5	2,068	21.3
Industrial	1,461	13.1	822	8.5
Hotel	944	8.5	934	9.6
Other	26	0.2	30	0.3
Total recorded investment	11,156	100.0%	9,714	100.0%
Less: allowance for credit losses	50		44
Carrying value, net of allowance for credit losses	$11,106		$9,670
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 59% and 57% at September 30, 2021 and December 31, 2020, respectively, and our average debt-service coverage ratio was 2.3x at both September 30, 2021 and December 31, 2020. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% at both September 30, 2021 and December 31, 2020. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. To actively mitigate losses and enhance borrower support across the mortgage loan portfolio segments, we have expanded our loan modification and customer assistance programs.
Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At September 30, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $128 million, comprised of $53 million of commercial mortgage loans, $37 million of agricultural mortgage loans and $38 million of residential mortgage loans. At December 31, 2020, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $299 million, comprised of $197 million of commercial mortgage loans, $23 million of agricultural mortgage loans and $79 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDR”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the nine months ended September 30, 2021 and 2020.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Other limited partnerships	$3,494	$2,373
Real estate limited partnerships and LLCs (1)	465	437
Total	$3,959	$2,810
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $559 million and $501 million at September 30, 2021 and December 31, 2020, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,596	93.6%	$3,582	95.6%
FHLB stock	59	2.1	39	1.1
Tax credit renewable energy partnerships	57	2.1	64	1.7
Leveraged leases, net of non-recourse debt	50	1.8	50	1.3
Other	12	0.4	12	0.3
Total	$2,774	100.0%	$3,747	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2021 and December 31, 2020.
•The statement of operations effects of derivatives in cash flow, fair value or non-qualifying hedge relationships for the three months and nine months ended September 30, 2021 and 2020.
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
Derivatives categorized as Level 3 at September 30, 2021 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; certain equity options and equity variance swaps with unobservable volatility inputs and foreign currency swaps with certain unobservable inputs.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2021		December 31, 2020
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,774	$38	$1,755	$41
Purchased	18	(1)	18	—
Total	$1,792	$37	$1,773	$41
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
Off-Balance Sheet Arrangements
Collateral for Securities Lending and Derivatives
We have a securities lending program for the purpose of enhancing the total return on our investment portfolio. Periodically, we receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The Company did not hold any non-cash collateral at either September 30, 2021 or December 31, 2020. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “— Investments — Securities Lending” for discussion of our securities lending program, the classification of revenues and expenses, and the nature of the secured financing arrangement and associated liability.
We enter into derivatives to manage various risks relating to our ongoing business operations. We have non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which has not been recorded on our consolidated balance sheets. The amount of this non-cash collateral was $475 million and $898 million at September 30, 2021 and December 31, 2020, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.

Guarantees
See “Guarantees” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Other
Additionally, we enter into commitments for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments. See also “— Investments — Fixed Maturity Securities Available-for-sale” and “— Investments — Mortgage Loans” for information on our investments in fixed maturity securities and mortgage loans. See “— Investments — Limited Partnerships and Limited Liability Companies” for information on our partnership investments.
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
The variable annuity account values and NAR by type of guaranteed minimum benefit were as follows at:

	September 30, 2021 (1)				December 31, 2020 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$41,954	$1,970	$5,758	45.6%	$42,693	$1,930	$6,482	49.0%
GMIB Max with EDB (3)	11,052	3,087	205	17.8%	11,457	2,869	173	16.7%
GMIB Max without EDB	6,241	12	41	7.6%	6,524	2	37	7.2%
GMAB	739	1	1	2.7%	723	1	1	0.2%
GMWB	2,745	43	9	9.3%	2,803	38	6	0.9%
GMWB4L	14,721	113	694	31.3%	15,165	80	718	27.5%
GMWB4L (FlexChoiceSM)	7,149	14	211	37.6%	5,823	3	145	30.0%
EDB Only	3,890	590	—	N/A	3,908	556	—	N/A
GMDB Only (Other than EDB)	19,806	962	—	N/A	19,328	959	—	N/A
Total	$108,297	$6,792	$6,919		$108,424	$6,438	$7,562
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported on the balance sheet in future policy benefits with changes reported in policyholder benefits and claims. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.2 billion at September 30, 2021, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of the GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $2.2 billion at September 30, 2021, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield are accounted for as embedded derivatives and reported on the balance sheet in policyholder account balances with changes reported in net derivative gains (losses). These liabilities, valued at $5.1 billion at September 30, 2021, are accounted for at estimated fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in our 2020 Annual Report.
The variable annuity reserve balances by guarantee type were as follows at:

	September 30, 2021			December 31, 2020
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMDB	$1,523	$—	$1,523	$1,355	$—	$1,355
GMIB	3,420	2,042	5,462	3,499	2,496	5,995
GMIB Max	959	20	979	871	153	1,024
GMAB	—	(1)	(1)	—	1	1
GMWB	—	42	42	—	47	47
GMWB4L	314	117	431	291	218	509
GMWB4L (FlexChoiceSM)	—	(6)	(6)	—	5	5
Total	$6,216	$2,214	$8,430	$6,016	$2,920	$8,936
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

Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	September 30, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,130	$254	$14	$2,180	$358	$—
Interest rate options	8,750	89	1	25,980	712	121
Interest rate forwards	10,502	276	225	8,086	851	78
Hybrid options (2)	900	16	—	—	—	—
Total	$22,282	$635	$240	$36,246	$1,921	$199
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
(2)Hybrid options have equity exposure in addition to interest rate exposure.
The gross notional amount and estimated fair value of the derivatives in our variable annuity hedging program as well as the interest rate hedges allocated from our macro interest rate hedging program were as follows at:

	September 30, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$26,557	$869	$1,104	$28,955	$942	$838
Equity total return swaps	31,782	421	324	15,056	143	822
Equity variance swaps	359	9	7	1,098	13	20
Interest rate swaps	2,130	254	14	2,180	358	—
Interest rate options	8,150	41	—	24,780	531	121
Interest rate forwards	4,439	79	46	3,466	208	26
Hybrid options	900	16	—	—	—	—
Total	$74,317	$1,689	$1,495	$75,535	$2,195	$1,827
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
We maintain a substantial short-term liquidity position, which was $3.8 billion and $4.5 billion at September 30, 2021 and December 31, 2020, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $55.2 billion and $52.0 billion at September 30, 2021 and December 31, 2020, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
In support of our target combined risk-based capital (“RBC”) ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital markets scenarios over the life of the contracts (“CTE98”) level in normal market conditions. We refer to our target level of assets as our Variable Annuity Target Funding Level. While total assets supporting our variable annuity capital may exceed the CTE98 level, under stressed conditions, we intend to allow such assets supporting our variable annuity contracts to range between a target floor level of CTE95 (the average of the worst five percent of a set of capital markets scenarios over the life of the contracts) and CTE98.
On August 2, 2021, we authorized the repurchase of up to $1.0 billion of our common stock, which is in addition to the $200 million repurchase authorization announced on February 10, 2021. Repurchases under the August 2, 2021 authorization may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2021	2020
	(In millions)
Sources:
Operating activities, net	$644	$515
Changes in policyholder account balances, net	9,237	5,591
Changes in payables for collateral under securities loaned and other transactions, net	387	2,598
Long-term debt issued	—	614
Preferred stock issued, net of issuance costs	—	390
Total sources	10,268	9,708
Uses:
Investing activities, net	9,665	4,184
Long-term debt repaid	1	1,001
Dividends on preferred stock	68	31
Treasury stock acquired in connection with share repurchases	341	376
Financing element on certain derivative instruments and other derivative related transactions, net	183	764
Other, net	10	40
Total uses	10,268	6,396
Net increase (decrease) in cash and cash equivalents	$—	$3,312
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
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $3.0 billion. Activity related to this funding agreement is reported in Corporate & Other.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
	(In millions)
FABCP Program	$1,663	$—	$1,989	$—	$326	$—
FABN Program	2,400	—	2,400	—	—	—
FHLB Funding Agreements (1)	600	—	951	—	351	—
Farmer Mac Funding Agreements	25	—	25	—	—	—
Total	$4,688	$—	$5,365	$—	$677	$—
__________________
(1)Additionally, in April 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity and repaid such borrowing during the fourth quarter of 2020.
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
Outstanding Long-term Debt
Our outstanding long-term debt was as follows at:

	September 30, 2021	December 31, 2020
	(In millions)
Senior notes	$3,043	$3,042
Junior subordinated debentures	363	363
Other long-term debt (1)	30	31
Total long-term debt (2)	$3,436	$3,436
__________________
(1)Represents non-recourse debt for which creditors have no access, subject to customary exceptions, to the general assets of the Company other than recourse to certain investment companies.
(2)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $34 million and $35 million at September 30, 2021 and December 31, 2020, respectively, for senior notes and junior subordinated debentures on a combined basis.
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2020 Annual Report for additional information regarding the terms of our long-term debt.
Debt and Facility Covenants
Our debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At September 30, 2021, we were in compliance with these financial covenants.

Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at September 30, 2021. Subsequent to September 30, 2021 and through November 2, 2021, BHF repurchased an additional 1,151,195 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $57 million.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. Surrender or lapse behavior differs somewhat by product but tends to occur in the ordinary course of business. During the nine months ended September 30, 2021 and 2020, general account surrenders and withdrawals totaled $2.2 billion and $1.5 billion, respectively, of which $1.8 billion and $1.5 billion, respectively, was attributable to products within the Annuities segment.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both September 30, 2021 and December 31, 2020, we did not pledge any cash collateral to counterparties. At September 30, 2021 and December 31, 2020, we were obligated to return cash collateral pledged to us by counterparties of $1.1 billion and $1.6 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
Securities Lending
We have a securities lending program whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $4.5 billion and $3.7 billion at September 30, 2021 and December 31, 2020, respectively. Of these amounts, $1.6 billion and $937 million at September 30, 2021 and December 31, 2020, respectively, were on open, meaning that the related loaned security could be returned to us on the next business day requiring the immediate return of cash collateral we hold. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2021 was $1.6 billion, primarily comprised of U.S. government and agency securities that, if put back to us, could be immediately sold to satisfy the cash requirement. See Note 4 of the Notes to the Interim Condensed

Consolidated Financial Statements.
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
Short-term Liquidity and Liquid Assets
At September 30, 2021 and December 31, 2020, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.5 billion and $1.6 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At September 30, 2021 and December 31, 2020, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.5 billion and $1.7 billion, respectively, of which $1.5 billion and $1.6 billion was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During the nine months ended September 30, 2021 and 2020, BHF received cash distributions of $310 million and $988 million, respectively, from BH Holdings. During both the nine months ended September 30, 2021 and 2020, BHF did not make any cash capital contributions to BH Holdings. Distributions received in 2021 and 2020 primarily relate to $250 million and $800 million, respectively, of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings. On November 2, 2021, New England Life Insurance Company declared a $44 million ordinary cash dividend payable to Brighthouse Holdings. Such dividend has not been paid as of November 5, 2021.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2021 and 2020, BHF borrowed $547 million and $454 million, respectively, from certain of its non-insurance subsidiaries and repaid $614 million and $415 million of such borrowings during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, BHF had total obligations outstanding of $386 million and $453 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the nine months ended September 30, 2021 and 2020, there were no borrowings or repayments by BHF under these facilities and, at both September 30, 2021 and December 31, 2020, BHF had no obligations outstanding under such facilities.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended September 30, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
July 1 — July 31, 2021	984,430	$43.21	984,430	$45
August 1 — August 31, 2021	1,109,103	$46.25	1,108,831	$994
September 1 — September 30, 2021	1,197,634	$45.88	1,197,561	$939
Total	3,291,167		3,290,822
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On August 2, 2021, we authorized the repurchase of up to $1.0 billion of our common stock, which is in addition to the $200 million repurchase authorization announced on February 10, 2021. For more information on common stock repurchases, see Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements.

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 5, 2021