Form 10-K
period 2021-12-31
Brighthouse Financial, Inc.
filed 2022-02-24
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-37905
Brighthouse Financial, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-3846992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11225 North Community House Road, Charlotte, North Carolina	28277
(Address of principal executive offices)	(Zip Code)

(980) 365-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BHF	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.600% Non-Cumulative Preferred Stock, Series A	BHFAP	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 6.750% Non-Cumulative Preferred Stock, Series B	BHFAO	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 5.375% Non-Cumulative Preferred Stock, Series C	BHFAN	The Nasdaq Stock Market LLC
Depositary Shares, each representing a 1/1,000th interest in a share of 4.625% Non-Cumulative Preferred Stock, Series D	BHFAM	The Nasdaq Stock Market LLC
6.250% Junior Subordinated Debentures due 2058	BHFAL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.8 billion.
As of February 18, 2022, 76,630,436 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2022 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

Throughout this Annual Report on Form 10-K, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. The term “Separation” refers to the separation of a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, into a separate, publicly-traded company, Brighthouse Financial, which was completed on August 4, 2017. For definitions of selected financial and product terms used herein, refer to “Glossary.”
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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse Financial. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
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
•the impact of the ongoing COVID-19 pandemic;
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
•the risks associated with climate change;
•the adverse impact on liabilities for policyholder claims as a result of extreme mortality events;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geo-political events, military actions or catastrophic events, on our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
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

PART I
Item 1. Business

Our Company
We are one of the largest providers of annuity and life insurance products in the U.S. with over 2.7 million annuity contracts and insurance policies in force at December 31, 2021. We deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We primarily transact business through our insurance subsidiaries, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”); however, NELICO does not currently write new business. At December 31, 2021, our insurance subsidiaries had combined statutory total adjusted capital (“TAC”) of $9.5 billion, resulting in a combined company action level risk-based capital (“RBC”) ratio of approximately 500%.
We believe we are a financially disciplined company with an emphasis on independent distribution and that our strategy of offering a targeted set of products to serve our customers and distribution partners will enhance our ability to invest in our business and distribute cash to our shareholders over time. We also believe that general demographic trends in the U.S. population, the increase in under-insured individuals, the potential risk to governmental social safety net programs and the shifting of responsibility for retirement planning and financial security from employers and other institutions to individuals will create opportunities to generate significant demand for our products.
Risk management of both our in-force book and our new business to enhance sustained, long-term shareholder value is fundamental to our strategy. In writing new business, we prioritize products that provide a risk offset and diversification to our legacy variable annuity products. We assess the value of new products by taking into account the amount and timing of cash flows, the use and cost of capital required to support our financial strength ratings and the cost of risk mitigation. We remain focused on maintaining our strong capital base and excess liquidity at the holding company, and we have established a risk management approach that seeks to mitigate the effects of severe market disruptions and other economic events on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital” and “— Segments and Corporate & Other — Annuities.”
Segments and Corporate & Other
We are organized into three segments: Annuities; Life; and Run-off. In addition, we report certain of our results of operations in Corporate & Other. In addition to the discussion that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segments and Corporate & Other Results for the Years Ended December 31, 2021 and 2020 - Adjusted Earnings” and Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments and Corporate & Other. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
AUM for each of our segments, as well as Corporate & Other, was as follows at:

	December 31, 2021			December 31, 2020
	General Account Investments	Separate Account Assets	Total	General Account Investments	Separate Account Assets	Total
	(In millions)
Annuities	$63,807	$105,197	$169,004	$59,601	$103,450	$163,051
Life	12,360	6,862	19,222	12,418	6,229	18,647
Run-off	34,223	2,405	36,628	35,322	2,290	37,612
Corporate & Other	7,835	—	7,835	2,190	—	2,190
Total	$118,225	$114,464	$232,689	$109,531	$111,969	$221,500
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. In 2013, we began a shift in our business mix towards fixed products with lower guaranteed minimum crediting rates and variable products with less risky living benefits while simultaneously increasing our emphasis on index-linked annuity products. Since 2014, our new sales have primarily consisted of Shield Level Annuities (“Shield” and “Shield Annuities”) and variable annuities with simplified living benefits. We have launched new products and refined existing products as we continue to strive to innovate in response to customer and distributor needs and market conditions.

Insurance liabilities of our annuity products were as follows at:

	December 31, 2021			December 31, 2020
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$4,743	$105,023	$109,766	$4,895	$103,316	$108,211
Shield Annuities	21,632	—	21,632	16,047	—	16,047
Fixed deferred	16,136	—	16,136	15,777	—	15,777
Income	4,471	174	4,645	4,688	134	4,822
Total	$46,982	$105,197	$152,179	$41,407	$103,450	$144,857
_______________
(1)Excludes reserve liabilities for guaranteed minimum benefits (“GMxB”) and Shield embedded derivatives.
We seek to meet our risk-adjusted return objectives in our Annuities segment through a disciplined risk selection approach and innovative product design, balancing overall profitability with sales growth. We believe we have the underwriting approach, product design capabilities and distribution relationships to permit us to offer new products that meet our risk-adjusted return requirements. We believe these capabilities will enhance our ability to maintain market presence and relevance over the long-term. We intend to meet our risk management objectives by continuing to hedge significant market risks associated with our existing annuity products, as well as new business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Products
Shield Annuities
Our flagship suite of Shield Annuities provide for accumulation of retirement savings or other long-term investments and combine certain features found in both variable and fixed annuities. Shield Annuities are single premium deferred annuity contracts that provide the contract holder with the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines. Rather than allocating purchase payments directly into the equity market, the contract holder has an opportunity to participate in the returns of a specified market index. Shield Annuities offer account value and return of premium death benefits. To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities.
Fixed Deferred Annuities
Fixed deferred annuities are single premium deferred annuity contracts that are designed for growth and to address asset accumulation needs. Purchase payments under fixed deferred annuity contracts are allocated to our general account and interest is credited based on rates we determine for fixed rate annuities or the performance of an index or indices for fixed index annuities (“FIA”), subject to specified guaranteed minimums. Credited interest rates are guaranteed for at least one year. To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time.
Income Annuities
Income annuities are annuity contracts under which the contract holder contributes a portion of their retirement assets in exchange for a steady stream of retirement income, lasting either for a specified period of time or as long as the life of the annuitant. We offer two types of income annuities: immediate income annuities, referred to as “single premium immediate annuities” (“SPIA”) and deferred income annuities (“DIA”). Both products provide guaranteed lifetime income that can be used to supplement other retirement income sources. SPIAs are single premium annuity products that provide a guaranteed level of income, beginning within 12 months from the contract issuance date, to the contract holder for a specified number of years or the duration of the life of the annuitant(s). DIAs differ from SPIAs in that DIAs require the contract holder to wait at least 15 months before income payments commence. SPIAs and DIAs are priced based on considerations consistent with the annuitant’s age, gender and, in the case of DIAs, the deferral period. DIAs provide a pension-like stream of income payments after a specified deferral period.

Variable Annuities
We issue variable annuity contracts that offer contract holders a tax-deferred basis for wealth accumulation and rights to receive a future stream of payments. The contract holder can choose to invest purchase payments in the separate account or, if available, the general account investment options under the contract. For the separate account options, the contract holder can elect among several subaccounts that invest in internally and externally managed investment portfolios. Unless the contract holder has elected to pay for guaranteed minimum living or death benefits, as discussed below, the contract holder bears the entire risk and receives all of the net returns resulting from the investment option(s) chosen. For the general account options, we credit the contract’s account value with the net purchase payment and credit interest to the contract holder at rates declared periodically, subject to a guaranteed minimum crediting rate. The account value of most types of general account options is guaranteed and is not exposed to market risk, because the issuing insurance company rather than the contract holder directly bears the risk that the value of the underlying general account investments of the insurance companies may decline.
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
Variable Annuity Fees
We earn various types of fee revenue based on account value, fund assets and the Benefit Base for contracts that invest through a separate account. In general, GMxB fees calculated based on the Benefit Base are more stable in market downturns compared to fees based on the account value. We earned fees and charges on our variable annuity contracts that invest through a separate account of $3.1 billion and $2.9 billion, net of pass-through amounts, for the years ended December 31, 2021 and 2020, respectively. In addition to fee revenue, we also earn a spread on the portion of the account value allocated to the general account.
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
12b-1 Fees and Other Revenue. 12b-1 fees are paid by the mutual funds which our contract holders chose to invest in and are calculated based on the net assets of the funds allocated to our subaccounts. These fees reduce the returns contract holders earn from these funds. Additionally, mutual fund companies with funds which are available to contract holders through the variable annuity subaccounts pay us fees consistent with the terms of administrative service agreements. These fees are funded from the fund companies’ net revenues. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on 12b-1 fees.
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
We introduced our first variable annuity product over 50 years ago and began offering GMIBs, which were our first living benefit riders, in 2001. The design of our more recent generations of GMIBs have been modified to reduce payouts in certain circumstances. Beginning in 2009, we reduced the minimum payments we guaranteed if the contract holder were to annuitize; in 2012 we began to reduce the guaranteed portion of account value up to a percentage of the Benefit Base (“roll-up rates”); and, after first reducing the maximum equity allocation in separate accounts, in 2011 we introduced managed volatility funds for all of our GMIBs. We ceased offering GMABs and GMIBs for new purchases in 2016 and, to the extent permitted, we suspended subsequent premium payments on all but our final generation of GMIBs. While we added GMWBs to our variable annuity product suite in 2003, we shifted our marketing focus from GMIBs to GMWBs in 2015 with the release of FlexChoiceSM, a GMWB with lifetime payments (“GMWB4L”). In 2018, we launched an updated version of FlexChoiceSM, “Flex Choice Access” to provide financial advisors and their clients more investment flexibility.
We introduced Shield Annuities in 2013 and expect to continue to increase sales of Shield Annuities due to growing consumer demand. In addition, we believe Shield Annuities provide us with risk offset to the GMxBs offered in our traditional variable annuity products. At December 31, 2021, there was $21.6 billion of policyholder account balances for Shield Annuities.
We intend to focus on selling the following products with the goal of continuing to diversify and better manage our in-force block:
•Shield Annuities;
•variable annuities with GMWBs; and
•variable annuities with GMDB only.
Deposits for our Shield Annuities and variable annuities were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Shield Annuities	$6,201	$4,338	$4,459
GMWB	1,548	1,281	912
GMDB only	376	337	310
GMIB	76	83	84
Total	$8,201	$6,039	$5,765
Guaranteed Minimum Death Benefits
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
•Combination Death Benefit. Contract holders may elect, for an additional fee, a combination death benefit that, in addition to the Annual Step-Up Death Benefit as described above, includes a roll-up feature which accumulates aggregate purchase payments at a predetermined roll-up rate, as adjusted for withdrawals. Two principal versions of this guaranteed death benefit are:
•Compounded-Plus Death Benefit. The death benefit is the greater of (i) the account value at time of the claim, (ii) the highest anniversary value (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (iii) a roll-up Benefit Base, which rolls up through age 80, and is adjusted proportionally for withdrawals. Fees for this benefit are calculated and charged against the account value. We ceased offering this rider in 2013.
•Enhanced Death Benefit. The death benefit is equal to the Benefit Base which is defined as the greater of (i) the highest anniversary value Benefit Base (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (ii) a roll-up benefit, which may apply to the step-up (roll-up applies through age 90), which allows for dollar-for-dollar withdrawals up to the permitted amount for that contract year and proportional adjustments for withdrawals in excess of the permitted amount. The fee may be increased upon step-up of the roll-up Benefit Base. Fees charged for this benefit are calculated based on the Benefit Base and charged annually against the account value. We no longer offer the Enhanced Death Benefit.
In addition, we currently also offer an optional death benefit for an additional fee with our FlexChoiceSM GMWB4L riders, available at issue through age 65, which has a similar level of death benefit protection as the Benefit Base for the living benefit rider. However, the Benefit Base for this death benefit is adjusted for all withdrawals.
Our variable annuity account values and Benefit Base by type of GMDB were as follows at:

	December 31, 2021 (1)		December 31, 2020 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value	$3,568	$2,998	$3,424	$2,899
Return of premium	49,344	49,717	48,091	48,488
Interval reset	6,442	6,646	6,097	6,302
Annual step-up	22,378	22,790	22,236	22,605
Combination (2)	28,236	33,576	28,572	34,011
Total	$109,968	$115,727	$108,420	$114,305
_______________
(1)Many of our annuity contracts offer more than one type of guarantee such that certain death benefit guarantee amounts included in this table may also be included in the GMLBs table below.
(2)Includes Compounded-Plus Death Benefit, Enhanced Death Benefit, and FlexChoiceSM death benefit.
Guaranteed Minimum Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. Based on total account value, approximately 78% and 79% of our variable annuity block included living benefit guarantees at December 31, 2021 and 2020, respectively.
GMIBs. GMIBs are our largest block of living benefit guarantees based on in-force account value. Contract holders must wait for a defined period, usually 10 years, before they can elect to receive income through guaranteed annuity payments. This initial period when the contract holder invests their account value in the separate or general account to grow on a tax-deferred basis is often referred to as the accumulation phase. The contract holder may elect to continue the accumulation phase beyond the waiting period in order to maintain access to their account value or continue to participate in the potential growth of both the account value and Benefit Base pursuant to the contract terms. During the accumulation phase, the contract holder still has access to their account value through the following choices, although their Benefit Base may be adjusted downward consistent with these choices:
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
•Use of Guaranteed Principal Option after Waiting Period. For certain GMIB contracts issued since 2005, the contract holder has the option to receive a lump-sum return of initial premium less withdrawals (the Benefit Base does not apply) in exchange for cancellation of the GMIB optional benefit.
•Dollar-for-Dollar Withdrawal. The contract holder may, in any year, withdraw, without penalty and regardless of the underlying account value, a portion of their account value up to the roll-up rate. The withdrawal reduces the contract holder’s Benefit Base “dollar-for-dollar.” If making such withdrawals in combination with market movements reduces the account value to zero, the contract may have an automatic annuitization feature, which entitles the contract holder to receive a stream of lifetime (with period certain) annuity payments based on a variety of factors, including the Benefit Base, the age and gender of the annuitant, and predetermined annuity interest rates and mortality rates. The Benefit Base depends on the contract terms, but the majority of our in-force annuities have a greater of roll-up or step-up combination Benefit Base similar to the roll-up and step-up Benefit Base described above in “— Guaranteed Minimum Death Benefits.” Any withdrawal greater than the roll-up rate would result in a penalty which may be a proportional reduction in the Benefit Base.
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
We have employed several risk exposure reduction strategies at the product level. These include reducing the interest rates used to determine annuity payout rates on GMIBs from 2.5% to 0.5% over time, partially in response to sustained low interest rates. In addition, we increased the setback period used to determine the annuity payout rates for contract holders from seven years to 10 years. For example, a 10-year age setback would determine actual annuitization monthly payout rates for a contract holder assuming they were 10 years younger than their actual age at the time of annuitization, thereby reducing the monthly guaranteed annuity claim payments. We have also reduced the guaranteed roll-up rates from 6% to 4%.

Additionally, we introduced limitations on fund selections inside certain legacy variable annuity contracts. In 2005, we reduced the maximum equity allocation in the separate accounts. Further, in 2011 we introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 31% and 32% of GMIB total account value at December 31, 2021 and 2020, respectively, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by rebalancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
GMWBs. GMWBs have a Benefit Base that contract holders may roll up for up to 10 years. If contract holders take withdrawals early, the roll-up may be less than 10 years. This is in contrast to GMIBs, in which roll ups may continue beyond 10 years. Therefore, the roll-up period for the Benefit Base on GMWBs is typically less uncertain and is shorter than those on GMIBs. Additionally, the contract holder may receive income only through withdrawal of their Benefit Base. These withdrawal percentages are defined in the contract and differ by the age when contract holders start to take withdrawals. Withdrawal rates may differ if they are offered on a single contract holder or a couple (joint life). GMWBs primarily come in two versions depending on if they are period certain or if they are lifetime payments, GMWB4L.
GMABs. GMABs guarantee a minimum amount of account value to the contract holder after a set period of time, which can also include locking in capital markets gains. This protects the value of the annuity from market fluctuations.
Our variable annuity account value and Benefit Base by type of GMLB were as follows at:

	December 31, 2021 (1)		December 31, 2020 (1)
	Account Value (2)	Benefit Base	Account Value (2)	Benefit Base
	(In millions)
GMIB	$59,735	$70,717	$60,669	$72,060
GMWB	25,322	23,319	23,791	21,036
GMAB	750	534	723	546
Total	$85,807	$94,570	$85,183	$93,642
_______________
(1)Many of our annuity contracts offer more than one type of guarantee such that certain living benefit guarantee amounts included in this table may also be included in the GMDBs table above.
(2)Total account value includes investments in the general account totaling $4.7 billion and $4.9 billion at December 31, 2021 and 2020, respectively.
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
The NAR for the GMWB is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date and assumes utilization of benefits by all contract holders as of the balance sheet date. Only a small portion of the Benefit Base is available for withdrawal on an annual basis.
The NAR for the GMAB is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date and assumes utilization of benefits by all contract holders as of the balance sheet. The NAR for the GMAB is not available until the GMAB maturity date.
The NAR for the GMDB is the amount of death benefit in excess of the account value (if any) as of the balance sheet date. It represents the amount of the claim we would incur if death claims were made on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.

Our variable annuity account value and NAR by type of GMxB were as follows at:

	December 31, 2021				December 31, 2020
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$42,328	$1,809	$5,056	37.3%	$42,693	$1,930	$6,482	49.0%
GMIB Max with EDB	11,118	2,926	155	13.1%	11,457	2,869	173	16.7%
GMIB Max without EDB	6,289	3	29	4.8%	6,524	2	37	7.2%
GMWB	25,322	139	680	23.2%	23,791	121	869	25.0%
GMAB	750	1	1	0.6%	723	1	1	0.2%
GMDB only (other than EDB)	20,233	935	—	N/A	19,328	959	—	N/A
EDB only	3,928	548	—	N/A	3,908	556	—	N/A
Total	$109,968	$6,361	$5,921		$108,424	$6,438	$7,562
_______________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under accounting principles generally accepted in the United States of America (“GAAP”), certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported in future policy benefits on the consolidated balance sheets with changes reported in policyholder benefits and claims on the consolidated statements of operations. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.2 billion at December 31, 2021, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $1.8 billion at December 31, 2021, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives (“Shield liabilities”) and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $6.1 billion at December 31, 2021, are accounted for at estimated fair value.
Our variable annuity reserves by type of GMxB were as follows at:

	December 31, 2021			December 31, 2020
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMIB	$3,374	$1,787	$5,161	$3,499	$2,496	$5,995
GMIB Max	967	(36)	931	871	153	1,024
GMWB	327	97	424	291	270	561
GMAB	—	—	—	—	1	1
GMDB	1,535	—	1,535	1,355	—	1,355
Total	$6,203	$1,848	$8,051	$6,016	$2,920	$8,936

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
Life
Our Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. While our in-force book reflects a broad range of life products, we are currently focused on term life products and an indexed universal life product with long-term care benefits, consistent with our financial objectives, with a concentration on design and profitability over volume. By managing our in-force book of business, we expect to generate future revenue and profits from premiums, investment margins, expense margins, mortality margins, morbidity margins and surrender fees. We aim to maximize our profits by focusing on efficiency in order to continue to reduce the cost basis and underwriting expenses. Our life insurance in-force book provides natural diversification to our Annuities segment and is a source of future profits.
Insurance liabilities of our life insurance products were as follows at:

	December 31, 2021			December 31, 2020
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,587	$—	$2,587	$2,626	$—	$2,626
Whole	3,003	—	3,003	2,829	—	2,829
Universal	2,044	—	2,044	2,021	—	2,021
Variable	1,226	6,862	8,088	1,294	6,229	7,523
Total	$8,860	$6,862	$15,722	$8,770	$6,229	$14,999
The in-force face amount and direct premiums received for our life insurance products were as follows:

	In-Force Face Amount		Premiums
	December 31,		Years Ended December 31,
	2021	2020	2021	2020	2019
	(In millions)
Term	$376,022	$388,298	$577	$601	$668
Whole	$18,819	$19,585	$418	$442	$456
Universal	$11,531	$12,023	$176	$186	$189
Variable	$37,532	$38,899	$187	$205	$240
Products
Term Life
Term life products are designed to provide a fixed death benefit in exchange for a guaranteed level premium to be paid over a specified period of time. In September 2019, we suspended sales of our 10- to 30-year level premium term products and, in June 2020, we launched a new term product with 10-, 20- or 30-year level premium term options. We also offer a one-year term option. Our term life products do not include any cash value, accumulation or investment components. As a result, they are our most basic life insurance product offering and generally have lower premiums than other forms of life insurance. Term life products may allow the policyholder to continue coverage beyond the guaranteed level premium period, generally at an elevated cost. Some of our term life policies allow the policyholder to convert the policy during the conversion period to a permanent policy. Such conversion does not require additional medical or financial underwriting. Term life products allow us to spread expenses over a large number of policies while gaining mortality insights that come from high policy volumes.

Universal Life
We have a significant in-force book of universal life policies and currently offer an indexed universal life product with long-term care benefits. Universal life products typically provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be added to the cash value of the policy and credited with a stated interest rate. This structure gives policyholders flexibility in the amount and timing of premium payments, subject to tax guidelines. Consequently, universal life policies can be used in a variety of different ways. Our indexed universal life product launched in early 2019, which we market as a hybrid life insurance and long-term care policy, allows policyholders to pay for qualified long-term care expenses by accelerating a significant portion of the face amount of the policy over a period of time. After that period of time, the policyholder may continue to receive benefits up to their maximum monthly amount for up to four additional years.
Whole Life
We currently offer a non-participating conversion whole life product that is available for term and group conversions and to satisfy other contractual obligations. We have a significant in-force book of both participating and non-participating whole life policies. Whole life products provide a guaranteed death benefit in exchange for a guaranteed level premium for a specified period of time in order to maintain coverage for the life of the insured. Whole life products also have guaranteed minimum cash surrender values. Our in-force whole life products provide for participation in the returns generated by the business, delivered to the policyholder in the form of non-guaranteed dividend payments. The policyholder can elect to receive the dividends in cash or to use them to increase the paid-up policy death benefit or pay the required premium. They can also be used for other purposes, including payment of loans and loan interest. The versatility of whole life allows it to be used for a variety of purposes beyond just the primary purpose of death benefit protection. With our in-force policies, the policyholder can withdraw or borrow against the policy (sometimes on a tax favored basis).
Variable Life
We have a significant in-force book of variable life policies, but do not currently offer variable life policies. We may choose to issue additional variable life products in the future. Variable life products operate similarly to universal life products, with the additional feature that the excess amount paid over policy charges can be directed by the policyholder into a variety of separate account investment options. In certain separate account investment options, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of the investment options in addition to the base policy charges. In some instances, third-party asset management firms manage these investment options. The policyholder’s cash value reflects the investment return of the selected investment options, net of management fees and insurance-related charges. With some products, by maintaining a certain premium level, policyholders may also have the advantage of various guarantees designed to protect the death benefit from adverse investment experience.
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
Run-off
Our Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Insurance liabilities of our annuity contracts and life insurance policies reported in our Run-off segment were as follows at:

	December 31, 2021			December 31, 2020
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Annuities (1)	$10,612	$21	$10,633	$11,544	$22	$11,566
Life (2)	19,787	2,384	22,171	19,652	2,268	21,920
Total	$30,399	$2,405	$32,804	$31,196	$2,290	$33,486
_______________
(1)Includes $3.4 billion and $3.7 billion of pension risk transfer general account liabilities at December 31, 2021 and 2020, respectively.
(2)Includes $19.1 billion and $18.9 billion of general account liabilities associated with our ULSG business at December 31, 2021 and 2020, respectively.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to our outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements, activities related to funding agreements associated with our institutional spread margin business, as well as direct-to-consumer life insurance that is no longer actively sold.

Reinsurance Activity
Unaffiliated Third-Party Reinsurance
In connection with our risk management efforts and in order to provide opportunities for growth and capital management, we enter into reinsurance arrangements pursuant to which we cede certain insurance risks to unaffiliated reinsurers. We cede risks to third parties in order to limit losses, minimize exposure to significant risks and provide capacity for future growth. We enter into various agreements with reinsurers that cover groups of risks, as well as individual risks. Our ceded reinsurance to third parties is primarily structured on a treaty basis as coinsurance, yearly renewable term, excess or catastrophe excess of retention insurance. These reinsurance arrangements are an important part of our risk management strategy because they permit us to spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics and relative cost of reinsurance. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we cede other risks, as well as specific coverages.
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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, subject sometimes to a cap. When we cede risks on a quota share basis we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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

Our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers at December 31, 2021 were as follows:

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$3,261	A+
The Travelers Co (2)	529	A++
RGA	433	A+
Munich Re	410	A+
SCOR	324	A+
Swiss Re	317	A+
Venerable Holdings, Inc.	192	NR
Aegon NV	115	A
Other	457
Allowance for credit losses	(10)
Total	$6,028
_______________
(1)These financial strength ratings are the most currently available for our reinsurance counterparties and reflect the ratings of the ultimate parent companies of such counterparties, as there may be numerous subsidiary counterparties to each listed parent.
(2)Relates to a block of workers’ compensation insurance policies reinsured in connection with MetLife’s acquisition of The Travelers Insurance Company (“Travelers”) from Citigroup, Inc. (“Citigroup”).
NR = Not rated
In addition, a block of long-term care insurance business with reserves of $6.6 billion at December 31, 2021 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts.
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
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reserve financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target risk margin less cash, invested assets and funds withheld, on BRCD’s statutory statements. An admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reserve financing. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reserve financing.
BRCD provides certain benefits to Brighthouse Financial, including (i) enhancing our ability to hedge the interest rate risk of our reinsurance liabilities, (ii) allowing increased allocation flexibility in managing our investment portfolio, and (iii) improving operating flexibility and administrative cost efficiency, however there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity” and “— Regulation — Insurance Regulation.”
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
Sales Distribution
We distribute our annuity and life insurance products through multiple independent distribution channels and marketing arrangements with a geographically diverse network of over 400 distribution partners. We have successfully built independent distribution relationships since 2001.
Our annuity products are distributed through national and regional broker-dealers, banks, independent financial planners, independent marketing organizations and other financial institutions and financial planners. Our life insurance products are distributed through national and regional broker-dealers, general agencies, financial advisors, brokerage general agencies, banks, financial intermediaries and online marketplaces. We believe this strategy permits us to maximize penetration of our target markets and distribution partners without incurring the fixed costs of maintaining a proprietary distribution channel and will facilitate our ability to quickly comply with evolving regulatory requirements applicable to the sale of our products.
In furtherance of our strategy, we provide certain key distributors with focused product, sales and technology support through our strategic relationship managers (“SRM”) and internal and external wholesalers.
Strategic Relationship Managers
Our SRMs serve as the principal contact for our largest annuity and life insurance distributors and coordinate the relationship between Brighthouse Financial and the distributor. SRMs provide an enhanced level of service to partners that require more resources to support their larger distribution network. SRMs are responsible for tracking and providing certain key distributors with sales and activity data. They participate in business planning sessions with our distributors and are critical to providing us with insights into the product design, education and other support requirements of our principal distributors. They are also responsible for proactively addressing relationship issues with our distributors.
Wholesalers
Our wholesalers are licensed sales representatives responsible for providing our distributors with product support and facilitating business between our distributors and the clients they serve. Our wholesalers are organized into internal wholesalers and external wholesalers. Our internal wholesalers support our distributors by providing telephonic and online sales support functions. Our field sales representatives, whom we refer to as external wholesalers, are responsible for providing on site face-to-face product and sales support to our distributors. The external wholesalers generally have responsibility for a specific geographic region.

Principal Distribution Channels and Related Data
The relative percentage of our annuity sales by our principal distribution channels were as follows:

	Year Ended December 31, 2021
Distribution Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Independent financial planners	17%	1%	41%	7%	66%
Banks/financial institutions	2%	—%	18%	—%	20%
Regional broker-dealers	1%	—%	5%	—%	6%
National broker-dealers	1%	—%	2%	—%	3%
Other	1%	—%	2%	2%	5%
Our top five distributors of annuity products produced 28%, 7%, 7%, 6% and 5% of our deposits of annuity products for the year ended December 31, 2021.
The relative percentage of our life insurance sales by our principal distribution channels were as follows:

Distribution Channel	Year Ended December 31, 2021
Financial intermediaries	88%
Brokerage general agencies	12%
Other	—%
Our top five distributors of life insurance policies produced 28%, 23%, 16%, 15% and 9% of our life insurance sales for the year ended December 31, 2021.

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
State Insurance Regulatory Actions Related to the COVID-19 Pandemic
As U.S. states have declared states of emergency, many state insurance regulators have mandated or recommended that insurers implement policies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic. Accordingly, we have taken actions to provide relief to our life insurance policyholders, annuity contract holders and other contract holders who have claimed hardship as a result of the COVID-19 pandemic. Such relief may include extending the grace period for payment of insurance premiums, offering additional time to exercise contractual rights or options or extending maturity dates on annuities.
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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries, or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and Note 10 of the Notes to the Consolidated Financial Statements.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021 and had a minimal impact on our RBC ratios.
In December 2020, the NAIC adopted a group capital calculation tool that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation will be a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard, however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the U.S.

In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions, which have resulted in substantial changes in reserves, statutory surplus and capital requirements, are designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse Financial elected to early adopt the changes effective December 31, 2019. Further changes to this framework, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
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
The insurance holding company laws and regulations include a requirement that the ultimate controlling person of a U.S. insurer file an annual enterprise risk report with the lead state of the insurance holding company system identifying risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. To date, all of the states where Brighthouse Financial has domestic insurers have enacted this enterprise risk reporting requirement.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a model regulation containing similar substantive requirements to AG 48.
Federal Initiatives
Although the insurance business in the U.S. is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
Guaranty Associations and Similar Arrangements
All of the jurisdictions in which we are admitted to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers, or those that may become impaired, insolvent or fail, for example, following the occurrence of one or more catastrophic events. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets.
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
Regulatory authorities in a small number of states, the Financial Industry Regulatory Authority, Inc. (“FINRA”) and, occasionally, the SEC, have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by our insurance subsidiaries. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of our insurance subsidiaries by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters in a similar manner. In addition, insurance companies’ claims payment, abandoned property and escheatment practices have received increased scrutiny from regulators.
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
Regulation of Investments
Each of our insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. We believe that the investments made by each of our insurance subsidiaries complied, in all material respects, with such regulations at December 31, 2021.
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.
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

For example, the California Consumer Privacy Act of 2018 (the “CCPA”) went into effect on January 1, 2020, granting California residents new privacy rights and requiring disclosures regarding personal information, among other privacy protective measures. The California Privacy Rights Act (the “CPRA”) ballot measure passed in the November 2020 election. The CPRA becomes fully operative January 1, 2023 and amends the CCPA, expanding consumer privacy rights and establishing a new privacy enforcement agency. Additional states are considering enacting, or have enacted, consumer information privacy laws.
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
Our subsidiary, Brighthouse Securities, LLC (“Brighthouse Securities”) is registered with the SEC as a broker-dealer and is approved as a member of, and subject to regulation by, FINRA. Brighthouse Securities is also registered as a broker-dealer in all applicable U.S. states. Its business is to serve as the principal underwriter and exclusive distributor of the registered products issued by its affiliates, and as the principal underwriter for the registered mutual funds advised by its affiliated investment advisor, Brighthouse Advisers, and used to fund variable insurance products.
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
In John Hancock Mutual Life Insurance Company v. Harris Trust and Savings Bank (1993), the U.S. Supreme Court held that certain assets in excess of amounts necessary to satisfy guaranteed obligations under a participating group annuity general account contract are “plan assets.” Therefore, these assets are subject to certain fiduciary obligations under ERISA, which requires fiduciaries to perform their duties solely in the interest of participants and beneficiaries of a plan subject to Title I of ERISA (an “ERISA Plan”). DOL regulations issued thereafter provide that, if an insurer satisfies certain requirements, assets supporting a policy backed by the insurer’s general account and issued before 1999 will not constitute “plan assets.” We have taken and continue to take steps designed to ensure compliance with these regulations. An insurer issuing a new policy that is backed by its general account and is issued to or for an employee benefit plan after December 31, 1998 is generally subject to fiduciary obligations under ERISA, unless the policy is an insurance policy or contract that provides for benefits the amount of which is guaranteed by the insurer (a “guaranteed benefit policy”), in which case, the assets would not be considered “plan assets.” We have taken and continue to take steps designed to ensure that policies issued to ERISA Plans after 1998 qualify as guaranteed benefit policies.
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
Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstates the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
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
Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA Plan participants and to IRA owners, we believe that we will have limited exposure to the Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.

In 2021, the DOL announced that it intends to make further changes to its fiduciary investment advice framework, which may include amending the regulations defining fiduciary investment advice and evaluating the current exemptions relied upon by financial institutions in providing services to ERISA Plans and IRAs or proposing new exemptions. We will continue to monitor developments regarding any proposed framework updates.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. Several states have adopted the NAIC SAT model, effective in 2021, and we expect that other states will also consider adopting the NAIC SAT model.
Additionally, certain regulators have issued proposals to impose a fiduciary duty on some investment professionals, and other states may be considering similar regulations. We continue to assess the impact of these issued and proposed standards on our business, and we expect that we and our third-party distributors will need to implement additional compliance measures that could ultimately impact sales of our products.
New York Regulation 187
In July 2018, the NYDFS issued Regulation 187 (“Regulation 187”), which adopted a “best interest” standard for the sale of annuities and life insurance products in New York. The regulation generally requires a consumer’s best interest, and not the financial interests of a producer or insurer, in making a producer’s recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned Regulation 187 for being unconstitutionally vague. The NYDFS filed an appeal to the New York Court of Appeals on May 27, 2021, and the filing of the appeal automatically stayed the Appellate Division’s order, which leaves Regulation 187 in effect until the appeal is decided by New York’s highest court.
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including Regulation Best Interest. Among other things, this regulatory package:
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
Regulation Best Interest may change the way broker-dealers sell securities such as variable annuities to their retail customers as well as their associated costs. Moreover, it may impact broker-dealer sales of other annuity products that are not securities because it could be difficult for broker-dealers to differentiate their sales practices by product. Broker-dealers were required to comply with the requirements of Regulation Best Interest beginning June 30, 2020. In addition, individual states and their securities regulators may adopt their own enhanced conduct standards for broker-dealers that may further impact their practices, and it is uncertain to what extent they would be preempted by Regulation Best Interest.

Transition from LIBOR
As a result of concerns about the accuracy of the calculation of the London Inter-Bank Offered Rate (“LIBOR”), actions by regulators, law enforcement agencies or the ICE Benchmark Administration, the current administrator of LIBOR enacted changes to the manner in which LIBOR is determined. In July 2017, the UK Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021, which was expected to result in these widely used reference rates no longer being available. As a result, the Federal Reserve began publishing a secured overnight funding rate, which is intended to replace U.S. dollar (“USD”) LIBOR. Plans for alternative reference rates for other currencies were also announced. On November 30, 2020, the administrator of LIBOR announced that only the one week and the two-month USD LIBOR settings would cease publication on December 31, 2020, while the remaining tenors will continue to be published through June 30, 2023. Regulators in the U.S. and globally have continued to advocate for market participants to transition away from the use of LIBOR and have urged market participants to not enter into new contracts that reference USD LIBOR after December 31, 2021. On March 5, 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority, which supervises the ICE Benchmark Administration, announced that all LIBOR settings either will cease to be provided by any administrator or will no longer be representative (i) immediately after December 31, 2021, for all non-USD LIBOR settings and one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings (the “LIBOR Announcement”).
The Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve and the International Swaps and Derivatives Association (“ISDA”) have taken significant steps toward the development of consensus-based fallbacks and alternatives to LIBOR. The fallback proposals are intended to minimize disruptions if LIBOR is no longer usable. In addition, the ISDA has amended and/or provided a means for amendment through protocol of its applicable standard documentation to implement fallbacks for certain key interbank offered rates (“IBOR”). The fallbacks apply if enumerated temporary, permanent and pre-cessation triggers relating to the relevant IBOR occur. There can be no assurance, however, that the alternative rates and fallbacks will be effective at preventing or mitigating disruption as a result of the transition. Should such disruption occur, it may adversely affect, among other things, (i) the trading market for LIBOR-based securities, including those held in the Company’s investment portfolio, (ii) the market for derivative instruments, including those that the Company uses to achieve its hedging objectives and (iii) the Company’s ability to issue debt bearing a floating rate of interest, including floating rate funding agreements. We continue to prepare for and monitor developments regarding these changes in order to reduce potential disruptions. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period — Changes to LIBOR.”
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”) entered into after the applicable phase-in period. The initial margin requirements for OTC-bilateral derivatives transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, will likely require increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2021), the U.S. life insurance industry is made up of 747 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Principal competitive factors in the life insurance business include customer service and distribution channel relationships, price, the financial strength ratings of the insurance company, technology and financial stability. For our hybrid indexed universal life with long-term care product, product features, long-term care benefits and our underwriting process are the primary competitive factors.
Human Capital Resources
Employees
At December 31, 2021, we had approximately 1,500 employees.
Our Culture, Values and Ethics
Our culture is rooted in three core values, which guide how we work together and deliver on our mission. We are collaborative, adaptable and passionate. We believe these values help us build an organization where talented people from all backgrounds can make meaningful contributions to our success while growing their careers. We have developed, and continue to develop, various programs and policies that are intended to foster and enhance our culture. We also present an annual award that recognizes employees who exemplify our core values in an extraordinary way. Our success also depends on the trust of our employees, distribution partners, customers and stockholders. We strive to adhere to the highest standards of business conduct at all times, and put honesty, fairness and trustworthiness at the center of all that we do.

Diversity, Equity and Inclusion
We have an ongoing commitment to advancing diversity, equity and inclusion at Brighthouse Financial and seek to foster a culture where diverse backgrounds and experiences are celebrated and different ideas are heard and respected. We believe that by creating an inclusive workplace, we are better able to attract and retain talent and provide valuable solutions that meet the needs of our distribution partners and the financial professionals who sell our products as well as their clients. We are focused on increasing representation of underrepresented groups across the Company, including by seeking diverse candidates for open positions. In addition, we offer our employees a mentoring program that aims to encourage talent development within Brighthouse Financial and enhance diversity across leadership levels. Our Diversity, Equity and Inclusion Council, which is composed of representatives from across Brighthouse Financial, creates and sponsors programs and development opportunities with the aim of further advancing diversity, equity and inclusion at Brighthouse Financial. As part of our ongoing efforts to foster diversity, equity and inclusion, in January 2022 we launched a variety of employee network groups, which are open to all employees and designed to offer opportunities for networking, development, learning and allyship as well as drive additional employee engagement.
In addition, Brighthouse Financial Foundation grants, as well as volunteering opportunities offered to our employees, seek to enhance the quality of life in the communities where we live and work. These initiatives are focused on breaking the cycle of generational poverty, advancing racial equity and supporting women, children, underrepresented populations and low-income families.
Attracting, Engaging, Developing and Retaining Talent
Our success depends, in large part, on our ability to attract and retain key employees and highly skilled people. Competition for talent in our industry is intense, and current U.S. labor market dynamics may further increase the challenge of attracting and retaining employees. We continue to monitor the current U.S. labor environment to adapt, as needed, our activities, policies and practices to attract, engage, develop and retain employees and to ensure that Brighthouse Financial remains a great place to work. These efforts include, among other things, seeking to support our employees with competitive pay and benefits and to provide our employees with training and other learning and development opportunities. For example, as part of our efforts to support our employees with competitive pay and benefits, all of our employees are eligible to participate in our 401(k) savings plan, to which the Company makes matching contributions as well as an annual non-discretionary contribution, and in our Employee Stock Purchase Plan. Our talent management and development strategies are built on continuous coaching and feedback, collaboration and inclusivity. In addition, we offer a number of programs focused on employees’ physical, mental and financial well-being. We also measure employee engagement on an ongoing basis, including through engagement surveys, which facilitate our efforts to understand our employees’ experiences at the Company and ensure that we are able to recruit and retain talent.
In response to the COVID-19 pandemic, we shifted all of our employees to a remote-work environment, where they currently remain, and we continue to allow for more flexible work schedules to help our employees manage personal responsibilities while working from home. Since the onset of the pandemic, we have taken, and continue to take, a number of other actions to help support the well-being of our employees, including increasing and enhancing our communications with employees to ensure that they continue to feel connected and informed. As the pandemic continues to evolve, we remain focused on ways to help our employees maintain wellness and avoid burnout. Once our offices reopen, we plan to transition to a flexible, hybrid work model that allows our employees the option to work fully remote or occasionally in the office.

Information About Our Executive Officers
The following table presents certain information regarding our executive officers as of February 24, 2022.

Name	Age	Position with Brighthouse Financial and Certain Other Business Experience
Eric T. Steigerwalt	60
Brighthouse Financial: President and Chief Executive Officer (August 2017 - present)
		MetLife: President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 - August 2017); Executive Vice President, U.S. Retail (September 2012 - August 2017)
Edward A. Spehar	56	Brighthouse Financial: Executive Vice President and Chief Financial Officer (August 2019 - present)
		MetLife: Executive Vice President and Treasurer (August 2018 - July 2019); Chief Financial Officer of Europe, Middle East and Africa Region (July 2016 - February 2019)
Christine M. DeBiase	53	Brighthouse Financial: Executive Vice President, Chief Administrative Officer and General Counsel (February 2018 - present); Executive Vice President, General Counsel and Corporate Secretary (August 2017 - February 2018); Executive Vice President, General Counsel, Corporate Secretary and Interim Head of Human Resources (May 2017 - November 2017)
		MetLife: Executive Vice President, General Counsel and Corporate Secretary, Brighthouse Financial, Inc. (August 2016 - August 2017); Senior Vice President and Associate General Counsel, U.S. Retail (August 2014 - August 2017)
Vonda R. Huss	55	Brighthouse Financial: Executive Vice President and Chief Human Resources Officer (November 2017 - present)
		Wells Fargo, a financial services company: Executive Vice President, Co-Head of Human Resources (September 2015 - November 2017)
Myles J. Lambert	47	Brighthouse Financial: Executive Vice President and Chief Marketing and Distribution Officer (August 2017 - present)
		MetLife: Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 - August 2017); Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 - August 2017)
Conor E. Murphy	53	Brighthouse Financial: Executive Vice President and Chief Operating Officer (June 2018 - present); Executive Vice President, Interim Chief Financial Officer and Chief Operating Officer (March 2019 - August 2019); Executive Vice President and Head of Client Solutions and Strategy (September 2017 - June 2018)
		MetLife: Chief Financial Officer, Latin America Region (January 2012 - August 2017)
John L. Rosenthal	61	Brighthouse Financial: Executive Vice President and Chief Investment Officer (August 2017 - present)
		MetLife: Executive Vice President and Chief Investment Officer, Brighthouse Financial, Inc. (August 2016 - August 2017); Senior Managing Director, Head of Global Portfolio Management (2011 - August 2017)
Intellectual Property
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. We have established a portfolio of trademarks in the U.S. that we consider important in the marketing of our products and services, including for our name, “Brighthouse Financial,” our logo design and taglines.
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
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” or “Newsroom” sections. Accordingly, investors should monitor these portions of our website, in addition to following Brighthouse Financial’s news releases, SEC filings, public conference calls and webcasts.

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
We use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, including in connection with the implementation of our new actuarial platform, their underlying logic and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation and, even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, the extent of such refinements. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. Such refinement could also cause us to accelerate the amortization of deferred policy acquisition costs (“DAC”) associated with the affected reserves.
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
An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. Additionally, an acceleration of DAC amortization for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our GAAP results.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Deferred Policy Acquisition Costs.”
Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including GMDBs and GMWBs. While we continue to have GMABs and GMIBs in-force with respect to which we are obligated to perform, we no longer offer GMABs or GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
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
Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital
Our variable annuity exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. The strategy primarily relies on a hedging strategy using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
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
The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. These impacts could then, in turn, impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. See “Business — Segments and Corporate & Other — Annuities — Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
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
Finally, no assurances can be given that the assumptions underlying any market sensitivities can or will be realized. Our liquidity, statutory capitalization, financial condition and results of operations could be affected by a broad range of capital markets scenarios, which, if they adversely affect account values, could materially affect our reserving requirements, and by extension, could materially affect the accuracy of estimates used in any market sensitivities.
We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
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
The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, including as discussed below and as further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic.” At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “— Extreme mortality events may adversely impact liabilities for policyholder claims.”
A key part of our operating strategy is leveraging third parties to deliver certain services important to our business. As a result, we rely upon the successful implementation and execution of the business continuity plans of such entities in the current environment. While our third-party provider contracts require business continuity and we closely monitor the performance of such third parties, including those that are operating in a remote work environment, successful implementation and execution of their business continuity strategies are largely outside of our control. If any of our third-party providers or partners (including third-party reinsurers) experience operational or financial failures related to the COVID-19 pandemic, or are unable to perform any of their contractual obligations due to force majeure or otherwise, it could have a material adverse effect on our business, financial condition or results of operations. See “— The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business.”
Certain sectors of our investment portfolio may have been, and may in the future be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “— Investments-Related Risks — Defaults on our mortgage loans and volatility in performance may adversely affect our profitability,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment — Selected Sector Investments,”

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 6 of the Notes to the Consolidated Financial Statements.
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
Economic uncertainty resulting from the COVID-19 pandemic continues to impact sales of certain of our products, and we are providing relief to customers adversely affected by the COVID-19 pandemic, as further described in “Business — Regulation — Insurance Regulation.” Circumstances resulting from the COVID-19 pandemic have affected, and may continue to affect, the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
Any risk management or contingency plans or preventative measures we take may not adequately predict or address the impact of the COVID-19 pandemic on our business. In response to the COVID-19 pandemic, we shifted all of our employees to a remote work environment, where they currently remain. Once our offices reopen, we plan to transition to a flexible, hybrid work model that allows our employees the option to work fully remote or occasionally in the office. Remote work arrangements could increase operational risk, including, but not limited to, cybersecurity risks.
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts, including that all of our variable annuity guarantees be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. The ASU will be effective as of January 1, 2023. The impact of the new guidance on our variable annuity guarantees is highly dependent on market conditions, especially interest rates, as our stockholders’ equity would decrease as interest rates decrease and increase as interest rates rise. We are, therefore, unable to estimate the ultimate impact of the ASU on our financial statements; however, at prevailing interest rate levels at the end of 2021, the ASU, upon adoption, would likely result in a material decrease in stockholders’ equity, which could have a material adverse effect on our leverage ratios and other rating agency metrics and could consequently adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. In addition, the ASU will have a significant impact to the Company’s financial statements upon adoption and will also change the pattern of the Company’s earnings after the transition date, which may include an increase in the market sensitivity of our financial statements and results of operations. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations,” “— Our analyses of scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies may involve significant estimates based on assumptions and may, therefore, result in material differences from actual outcomes compared to the sensitivities calculated under such scenarios” and Note 1 of the Notes to the Consolidated Financial Statements.
A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations
Financial strength ratings are published by various nationally recognized statistical rating organizations (“NRSRO”) and similar entities not formally recognized as NRSROs. They indicate the NRSROs’ opinions regarding an insurance company’s ability to meet contract holder and policyholder obligations and are important to maintaining public confidence in our products and our competitive position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for additional information regarding our financial strength ratings, including current rating agency ratings and outlooks. Credit ratings are opinions of each agency with respect to specific securities and contractual financial obligations of an issuer and the issuer’s ability and willingness to meet those obligations when due. They are important factors in our overall financial profile, including funding profiles, and our ability to access certain types of liquidity.
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
Our indebtedness and the degree to which we are leveraged could cause a material adverse effect on our financial condition and results of operations
We had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2021, consisting of debt securities issued to investors. We are required to service this indebtedness with cash at BHF and with dividends and other intercompany cash flows from our subsidiaries. The funds needed to service our indebtedness as well as to make required dividend payments on our outstanding preferred stock will not be available to meet any short-term liquidity needs we may have, invest in our business, pay any potential dividends on our common stock or carry out any share or debt repurchases that we may undertake.
Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavior and other factors that are beyond our control. We may not generate sufficient funds to service our indebtedness and meet our business needs, such as funding working capital or the expansion of our operations. In addition, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. Our leverage could also impede our ability to withstand downturns in our industry or the economy, in general or lead to actions by rating agencies. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital” for more details about our indebtedness. In addition, since the Tax Cuts and Jobs Act limits the deductibility of interest expense, we may not be able to fully deduct the interest payments on a substantial portion of our indebtedness. Limitations on our operations and use of funds resulting from our indebtedness could have a material adverse effect on our financial condition and results of operations.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our business, financial condition, results of operations or cash flows
If there were an event of default under any of the agreements governing our outstanding indebtedness, we may not be able to incur additional indebtedness and the holders of the defaulted indebtedness could cause all amounts outstanding with respect to that indebtedness to be due and payable immediately.
Our $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “Revolving Credit Facility”) and our reinsurance financing arrangement contain certain administrative, reporting, legal and financial covenants, including, in the case of the Revolving Credit Facility, requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, as well as limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries. Such covenants could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company.” Failure to comply with the covenants in the Revolving Credit Facility or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the Revolving Credit Facility, would restrict our ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit and Committed Facilities” for a discussion of our credit facilities, including the Revolving Credit Facility.
Our ability to make payments on and to refinance our existing indebtedness, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital markets returns, primarily due to our variable annuity business. Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavioral, and other factors that are beyond our control.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, our insurance subsidiaries purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing of the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”

If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third-party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.
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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039 and we may therefore need to refinance this facility in the future.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, broker-dealers and asset managers). In addition, certain of our distributors also currently manufacture their own competing products or may manufacture competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”

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
In addition, due to the highly regulated nature of our business, legislative or other changes affecting the regulatory environment for our business may, over time, have the effect of supporting or burdening some aspects of the financial services industry. This can affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
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
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If any one such distributor were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently manufacture their own competing products or may manufacture competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
In addition, in connection with the sale of MPCG to MassMutual, we entered into an agreement in 2016 that permits us to serve as the exclusive manufacturer for certain proprietary products which are offered through MassMutual’s career agent channel. We partnered with MassMutual to develop the initial product distributed under this arrangement, the Index Horizons fixed index annuity, and agreed on the terms of the related reinsurance. While the agreement has a term of 10 years, it is possible that MassMutual may elect to terminate our exclusivity or the agreement itself in certain specified circumstances.
The failure of third parties to provide various services, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. For example, we have certain arrangements with third-party service providers relating to the administration of both in-force policies and new life and annuities business, as well as engagements with a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain other assets. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient to us in the event of a dispute or nonperformance. In addition, we continue to focus on further sourcing opportunities with third-party vendors; as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues may arise. For example, during the third quarter of 2020, we completed the conversion of a significant portion of the administration of our in-force annuity business to a single third-party service provider. Following the conversion, a number of our customers and distribution partners experienced delays and service interruptions. While these issues have been resolved, there can be no assurance that in connection with this or future conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur any unanticipated expenses or experience other economic or reputational harm, experience service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial reporting.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements (e.g., compliance with applicable laws and regulations, suffers a cyberattack or other security breach, fails to provide material information on a timely basis) or fails to provide required services due to the loss of key personnel or otherwise, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
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
The payment of dividends and other distributions by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by our insurance subsidiaries in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware Department of Insurance, the Massachusetts Division of Insurance, and the NYDFS, as applicable. Furthermore, any dividends by BRCD are subject to the approval of the Delaware Department of Insurance. The payment of dividends and other distributions by our insurance subsidiaries is also influenced by business conditions including those described in the Risk Factors above and rating agency considerations. See “— Regulatory and Legal Risks — A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries, or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
Risks associated with climate change could adversely affect our business, financial condition and results of operations.
Climate change could pose a systemic risk to the financial system. Climate change could increase the frequency and severity of weather related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change and regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. The above risks could adversely affect our business, financial condition and results of operations.
Extreme mortality events may adversely impact liabilities for policyholder claims
Our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. A significant pandemic could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including disruptions to commerce, the health system, and the food supply and reduced economic activity. In addition, a pandemic that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted, see “— Investments-Related Risks — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.” The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such a pandemic could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, results of operations and our ability to receive dividends from our insurance subsidiaries and BRCD.

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
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our liabilities for claims and future benefits due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
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
In the event capital markets or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our credit ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Investments-Related Risks — Should the need arise, we may have difficulty selling certain holdings in our investment portfolio or in our securities lending program in a timely manner and realizing full value given that not all assets are liquid,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity.”
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
Interest rate risk
Some of our current or anticipated future products, principally traditional life, universal life and fixed index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.
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
Inflation risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates may increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability in the event that such additional costs cannot be passed through to policyholders. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. See “— Industry Trends and Uncertainties — Financial and Economic Environment.”
Changes to LIBOR
There is currently uncertainty regarding the impact of the discontinuation of LIBOR, as well as the development and adoption of alternative reference rates and fallbacks by the Alternative Reference Rate Committee of the New York office of the Board of Governors of the Federal Reserve and ISDA. See “Business — Regulation — Transition from LIBOR” for a discussion of the discontinuation of LIBOR, as well as developments regarding the adoption of alternative reference rates and fallbacks.
At this time, it is not possible to predict the effect that the discontinuation of LIBOR or the establishment of alternative reference rates may have on our financial instruments or agreements currently using LIBOR as a benchmark interest rate. In addition, it is not possible to predict how such changes or other reforms may adversely affect the trading market for LIBOR-based securities and derivatives, including those held in our investment portfolio. Such changes or reforms may result in adjustments or replacements to LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio. Our transition may not effectively protect other aspects of our business, such as our operations and the accuracy of the financial models and valuations we use to measure our risks, for financial reporting, or other purposes. Any such uncertainties may harm our reputation, business operations and financial condition, as well as our relationships with investors, distributors, or regulators. Market and client adoption of proposed alternative reference rates varies across products, services, and contracts, leading to market fragmentation, reduced liquidity in the market, and increased operational complexity. Alternative reference rates have different characteristics than LIBOR and may demonstrate less predictable behavior over time and across different monetary, market, and economic environments. Furthermore, we previously entered into agreements that currently reference LIBOR and may be adversely affected by any changes or reforms to LIBOR or discontinuation of LIBOR, including if such agreements are not amended prior to any such changes, reform or discontinuation.
Equity risk
Our primary exposure to equity relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. We seek to mitigate the impact of such exposure to weak or stagnant equity markets through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging. See “Business — Segments and Corporate & Other — Annuities — Products — Variable Annuities” for details regarding sensitivity of our variable annuity business to capital markets.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Securities Lending” for a discussion of our obligations under our securities lending program. If we are required to return significant amounts of cash collateral in connection with our securities lending or otherwise need significant amounts of cash on short notice and we are forced to sell securities, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize in normal market conditions, or both. In the event of a forced sale, accounting guidance requires the recognition of a loss for securities in an unrealized loss position and may require the impairment of other securities based on our ability to hold those securities, which would negatively impact our financial condition and results of operations, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures. In addition, under stressful capital markets and economic conditions, liquidity broadly deteriorates, which could further restrict our ability to sell securities. Furthermore, if we decrease the amount of our securities lending activities over time, the amount of net investment income generated by these activities will also likely decline.
Our requirements to pledge collateral or make payments related to declines in estimated fair value of derivatives transactions or specified assets in connection with OTC-cleared, OTC-bilateral transactions and exchange traded derivatives may adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging
Many of our derivatives transactions require us to pledge collateral related to any decline in the net estimated fair value of such derivatives transactions executed through a specific broker at a clearinghouse or entered into with a specific counterparty on a bilateral basis. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin for OTC-bilateral transactions entered into after the phase-in period, which became to be applicable to us in September 2021 as a result of the adoption by the Office of the Comptroller of the Currency, the Federal Reserve Board, Federal Deposit Insurance Corporation, Farm Credit Administration and Federal Housing Finance Agency and the U.S. Commodity Futures Trading Commission of final margin requirements for non-centrally cleared derivatives. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
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
Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions, the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
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
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our annuity products business, including variable and registered fixed insurance products, and the firms that distribute these products could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our associates, which could negatively impact our ability to compete with other companies in recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for variable and registered fixed products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with securities regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
Revisions to the NAIC’s RBC calculation, including further changes to the VA Reform framework, could result in a reduction in the RBC ratio for one or more of our insurance subsidiaries below certain prescribed levels, and in case of such a reduction we may be required to hold additional capital in such subsidiary or subsidiaries. See “— A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries, or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations” and “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”

We cannot predict the impact that “best interest” or fiduciary standards adopted or proposed by various regulators may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. For example, we cannot predict the impact of the DOL’s Fiduciary Advice Rule including the DOL’s guidance broadening the scope of what constitutes fiduciary “investment advice” under ERISA and the Tax Code until further guidance is provided. The DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are to IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices, product offerings and increased litigation risk, which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
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
A decrease in the RBC ratio (as a result of a reduction in statutory surplus or increase in RBC requirements) of our insurance subsidiaries, or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Each of our insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.”
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary (which itself is sensitive to equity market and credit market conditions), the amount of additional capital such insurer must hold to support business growth, changes in equity market levels, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting and changes in interest rates, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. Our financial strength and credit ratings are significantly influenced by statutory surplus amounts and RBC ratios. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of statutory capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold may materially increase. This increase in reserves would decrease the statutory surplus available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies may view this as a reason for a ratings downgrade.
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
Litigation and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of litigation actions and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse Financial with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse Financial is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 15 of the Notes to the Consolidated Financial Statements.
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
Current claims, litigation, unasserted claims probable of assertion, investigations and other proceedings against us, as well as any other disputes or other matters involving third parties, could have a material adverse effect on our business, financial condition and results of operations. It is also possible that related or unrelated claims, litigation, unasserted claims probable of assertion, investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. Increased regulatory scrutiny and any resulting investigations or proceedings in any of the jurisdictions where we operate could result in new legal actions and precedents or changes in laws, rules or regulations that could adversely affect our business, financial condition and results of operations.
Operational Risks
Any gaps in our policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business
We have developed policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be fully effective, leaving us exposed to unidentified or unanticipated risks. Our remote work environment, introduced in response to the COVID-19 pandemic and where employees currently remain, could also introduce unforeseen operational exposures. In addition, we rely on third-party providers to administer and service many of our products, and our policies and procedures may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for detailed information regarding the holders of our products and other relevant information.
Many of our models for managing risk and exposures rely on assumptions that are based on observed historical financial and non-financial trends or projections of potential future exposure, and our assumptions and projections may be inaccurate. Business decisions based on incorrect or misused model output and reports could have a material adverse impact on our results of operations. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Furthermore, models used by our business may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output that may adversely impact our results of operations. These models may not fully predict future exposures, which may be significantly greater than our historical measures indicate.
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies and procedures, nor can there be any assurance that our policies and procedures, or the policies and procedures of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different policies and procedures under pending regulations. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital.”
Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
Our business is highly dependent upon the effective operation of computer systems. For some of these systems, we rely on third parties, such as our outside vendors and distributors. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. Such computer systems have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data or disrupting our operations. These include, but are not limited to, phishing attacks, account takeover attempts, malware, ransomware, denial of service attacks, and other computer-related penetrations. Administrative and technical controls and other preventive actions taken to reduce the risk of cyber-incidents and protect our information technology may be insufficient to prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.

A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, ransomware, computer virus, or other type of malware, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. In addition, our transition to our flexible, hybrid work model, which allows our employees the option to work fully remote, could increase our operational risk, including, but not limited to, cybersecurity risks, and could impair our ability to manage our business.
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
Any failure to protect the confidentiality of client and employee information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any data breach or unlawful disclosure of confidential personal information could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices.
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
In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may deter coercive takeover practices and inadequate takeover bids and may encourage prospective acquirers to negotiate with our Board of Directors rather than attempt a hostile takeover, including provisions relating to: (i) the nomination, election and removal of directors (including, for example, the ability of our remaining directors to fill vacancies and newly created directorships on our Board of Directors); (ii) the super-majority vote of at least two-thirds in voting power of the issued and outstanding voting stock entitled to vote thereon, voting together as a single class, to amend our amended and restated bylaws and certain provisions of our amended and restated certificate of incorporation; and (iii) the right of our Board of Directors to issue preferred stock without stockholder approval. These provisions are not intended to prevent us from being acquired under hostile or other circumstances. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of Brighthouse Financial and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Not material.
Item 3. Legal Proceedings
See Note 15 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
BHF’s common stock, par value $0.01 per share, trades on the Nasdaq under the symbol “BHF.”
As of February 18, 2022, there were approximately 1.5 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
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
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index and (3) the S&P 500 Insurance Index, respectively, for the five-year period ended December 31, 2021, commencing August 7, 2017 (our initial day of “regular-way” trading on the Nasdaq). All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index and the S&P 500 Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Aug 7, 2017	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021
BHF common stock	$100.00	$95.01	$49.38	$63.56	$58.66	$83.93
S&P 500	$100.00	$108.66	$103.90	$136.61	$161.75	$208.18
S&P 500 Financials	$100.00	$111.19	$96.70	$127.77	$125.60	$169.61
S&P 500 Insurance	$100.00	$102.71	$91.20	$117.99	$117.48	$155.21
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2021 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
October 1 — October 31, 2021	1,052,990	$49.32	1,052,990	$887
November 1 — November 30, 2021	966,411	$52.89	966,284	$836
December 1 — December 31, 2021	1,080,802	$50.56	1,080,802	$781
Total	3,100,203		3,100,076
_______________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On August 2, 2021, we authorized the repurchase of up to $1.0 billion of our common stock, which is in addition to the $200 million repurchase authorization announced on February 10, 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Consolidated Financial Statements for more information on common stock repurchases.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Note Regarding Forward-Looking Statements and Summary of Risk Factors” and “Risk Factors.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with “Quantitative and Qualitative Disclosures About Market Risk” and our consolidated financial statements included elsewhere herein.
Introduction
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse Financial for the periods indicated. In addition to Brighthouse Financial, Inc., the companies and businesses included in the results of operations, financial condition and cash flows are:
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
•Brighthouse Life Insurance Company of NY (“BHNY”), domiciled in New York and licensed to write business only in New York, which is a subsidiary of Brighthouse Life Insurance Company;
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
Prior to discussing our results of operations, we present information that we believe is useful to understanding the discussion of our financial results. This information precedes our results of operations discussion and is most beneficial when read in the sequence presented. A summary of key informational sections is as follows:
•“Executive Summary” provides summarized information regarding our business, segments and financial results.
•“Risk Management Strategies” describes the Company’s risk management strategy to protect against capital markets risks specific to our variable annuity and universal life with secondary guarantees (“ULSG”) businesses.
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows, including from the COVID-19 pandemic.
•“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our GAAP results.
•“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in our results of operations discussion that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived from, but different than, the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics but is not intended to be exhaustive.
•“Results of Operations” begins with a discussion of our AAR, including a summary of the changes made to the key assumptions in 2021 and 2020, as well as the resulting impact on net income (loss) available to shareholders in each period.

Certain amounts presented in prior periods within the following discussions of our financial results have been reclassified to conform with the current year presentation.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(302)	$(1,468)
Less: Provision for income tax expense (benefit)	(105)	(363)
Net income (loss) available to shareholders (1)	$(197)	$(1,105)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$1,961	$(421)
Less: Provision for income tax expense (benefit)	368	(143)
Adjusted earnings	$1,593	$(278)
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the year ended December 31, 2021, we had a net loss available to shareholders of $197 million and adjusted earnings of $1.6 billion, compared to a net loss available to shareholders of $1.1 billion and an adjusted loss of $278 million for the year ended December 31, 2020. The net loss available to shareholders for the year ended December 31, 2021 is primarily due to net unfavorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) partially offset by favorable pre-tax adjusted earnings. GMLB Riders results reflect impacts from higher equity markets and interest rates, as well as narrowing credit spreads resulting in an unfavorable adjustment for nonperformance risk.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2021.
Risk Management Strategies
We employ risk management strategies to protect against capital markets risk. These strategies are specific to our variable annuity and ULSG businesses, and they also include a macro hedge strategy to manage our exposure to interest rate risk.
Interest Rate Hedging
We are exposed to interest rate risk in most of our products, with the more significant longer dated exposure residing in our in-force variable annuity guarantees and ULSG business. Historically, we individually managed the interest rate risk in these two blocks with hedge targets based on statutory metrics designed principally to protect the capital of our largest insurance subsidiary, BLIC.
Since the adoption of VA Reform, the capital metric of combined RBC ratio aligns with our management metrics and more holistically captures interest rate risk. We manage the interest rate risk in our variable annuity and ULSG businesses together, although individual hedge targets still exist for variable annuities and ULSG. Accordingly, the related portfolio of interest rate derivatives are managed in the aggregate with rebalancing and trade executions determined by the net exposure. By managing the interest rate exposure on a net basis, we expect to more efficiently manage the derivative portfolio, protect capital and reduce costs. We refer to this aggregated approach to managing interest rate risk as our macro interest rate hedging program. This program may also include hybrid options that have other risk exposure in addition to interest rate exposure.
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	December 31, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$1,780	$229	$17	$2,180	$358	$—
Interest rate options	8,050	83	—	25,980	712	121
Interest rate forwards	9,808	627	109	8,086	851	78
Hybrid options	900	8	—	—	—	—
Total	$20,538	$947	$126	$36,246	$1,921	$199
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
Variable Annuity Exposure Risk Management
With the adoption of VA Reform, our management of and our hedging strategy associated with our variable annuity business aligns with the regulatory framework. Given this alignment and the fact that we have a large non-variable annuity business, we manage capital metrics on a combined RBC ratio. In support of our target combined RBC ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our Variable Annuity Target Funding Level. We have enhanced our risk management focus on the core drivers of our combined RBC ratio and have refined our hedge program to better manage our RBC in stressed market scenarios. See “Glossary” for the definition of CTE98.
Our exposure risk management program seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates, on our Variable Annuity Target Funding Level, as well as on our statutory distributable earnings. We utilize a combination of short-term and longer-term derivative instruments to establish a layered maturity of protection, which we believe will reduce rollover risk during periods of market disruption or higher volatility. When setting our hedge target, we consider the fact that our obligations under Shield Annuity contracts decrease in falling equity markets when variable annuity guarantee obligations increase, and increase in rising equity markets when variable annuity guarantee obligations decrease. Shield Annuities are included with variable annuities in our statutory reserve requirements, as well as in our CTE estimates. See “Glossary” for the definition of CTE.
We continually review our hedging strategy in the context of our overall capitalization targets as well as monitor the capital markets for opportunities to adjust our derivative positions to manage our variable annuity exposure, as appropriate.
We revised our hedging strategy in 2019 to reduce the use of options and move to more swap-based instruments to protect statutory capital against smaller market moves. This strategy is designed to preserve distributable earnings across more market scenarios. While we have generally experienced lower time decay expense as a result of adopting this strategy, we also expect to incur larger hedge mark-to-market losses in rising equity markets as compared to our previous strategy. We intend to maintain an adequate amount of liquid investments in our variable annuity investment portfolio to support any contingent collateral posting requirements from this hedging strategy.

Under this strategy, we plan to operate with a first loss position of no more than $500 million. The first loss position is relative to our Variable Annuity Target Funding Level such that the impact on reserves and thus total adjusted capital could be greater than the first loss position. However, under such a scenario there would be an offset in required statutory capital.
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
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	December 31, 2021			December 31, 2020
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$20,695	$889	$876	$28,955	$942	$838
Equity total return swaps	32,719	493	588	15,056	143	822
Equity variance swaps	281	9	1	1,098	13	20
Interest rate swaps	1,780	229	17	2,180	358	—
Interest rate options	7,450	28	—	24,780	531	121
Interest rate forwards	4,440	218	13	3,466	208	26
Hybrid options	900	8	—	—	—	—
Total	$68,265	$1,874	$1,495	$75,535	$2,195	$1,827
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
The net statutory reserves for the ULSG business in our insurance subsidiaries and BRCD (which is in part supported by reserve financings) were $22.8 billion and $22.1 billion for the years ended December 31, 2021 and 2020, respectively.
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
We closely monitor the sensitivity of our ULSG Assets and ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2021, BRCD assets exceeded the ULSG CFT requirement. In addition, our macro interest rate hedging program is designed to help us maintain ULSG Assets above the ULSG Target when interest rates decline. Maintaining ULSG Assets that closely match our ULSG Target supports our target combined RBC ratio of between 400% and 450% in normal market conditions.
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
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, as discussed below. At this time, it continues to not be possible to estimate the severity or duration of the pandemic, including (i) the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 and (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or aspects of our business model. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity.”
In response to the COVID-19 pandemic, management promptly implemented our business continuity plans, and we shifted all our employees to a remote-work environment, where they currently remain. Our sales and support teams remain fully operational, and the COVID-19 pandemic has not interrupted our ability to service our distribution partners and customers. Additionally, we continue to closely monitor all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, payments of premiums, sources and uses of liquidity, the valuation of our investments and the performance of our derivatives programs. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts; however, at this time we continue to be unable to predict if the COVID-19 pandemic will have a material adverse impact on our business, financial condition or results of operations. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
Economic uncertainty resulting from the COVID-19 pandemic continues to impact sales of certain of our products, and we are providing relief to customers affected by adverse circumstances due to the COVID-19 pandemic, as disclosed in “Business — Regulation — Insurance Regulation.” While the relief granted to customers to date has not had a material impact on our financial condition or results of operations, it continues to not be possible to estimate the potential impact of any future relief. Circumstances resulting from the COVID-19 pandemic have also impacted the incidence of claims, the utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, though such impacts have not been material through the end of 2021. Additionally, while circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors or led to the identification of new loss contingencies or any increases in existing loss contingencies, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material.
Certain sectors of our investment portfolio may have been, and may in the future be, adversely affected as a result of the impact of the COVID-19 pandemic on capital markets and the global economy, as well as uncertainty regarding its duration and outcome. See “— Investments — Current Environment — Selected Sector Investments,” “— Investments — Mortgage

Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 6 of the Notes to the Consolidated Financial Statements.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” and “— Liquidity and Capital Resources — The Company — Rating Agencies.”
Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the FASB. The FASB issued an accounting standards update (“ASU”), effective January 1, 2023, that will result in significant changes to the accounting for long-duration insurance contracts, including a requirement that all variable annuity guarantees be considered market risk benefits and measured at fair value. The Company is evaluating the new guidance and therefore is unable to estimate the impact on its financial statements. The ASU will change the pattern and market sensitivity of our results of operations, including our net income, and, at prevailing interest rate levels at the end of 2021, the Company expects the ASU, upon adoption, would likely result in a material decrease in stockholders’ equity.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities and the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates may increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations.”
The above factors affect our expectations regarding future margins, which in turn, affect the amortization of certain of our intangible assets such as DAC. Significantly lower expected margins may cause us to accelerate the amortization of DAC, thereby reducing net income in the affected reporting period. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review. As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
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

Competitive Environment
The life insurance industry remains highly fragmented and competitive. See “Business — Competition”. In particular, we believe that financial strength and financial flexibility are highly relevant differentiators from the perspective of customers and distributors. We believe we are adequately positioned to compete in this environment.
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
The measurement of our ULSG liabilities can be significantly impacted by changes in our expected general account rate of return, which is driven by our assumption for long-term treasury yields. Our practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. Our current projections assume reversion to a ten-year treasury rate of 3.00% over a period of ten years. As part of our 2021 AAR, we increased our projected long-term general account earned rate, while maintaining our mean reversion rate at 3.00%, which resulted in a decrease in our ULSG liabilities of $12 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
DAC related to deferred annuities and universal life insurance contracts is amortized based on expected future gross profits, which is determined by using assumptions consistent with measuring the related liabilities. DAC balances and amortization for variable annuity and universal life insurance contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $235 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6.00-7.00% range.
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

Derivatives
We use freestanding derivative instruments to hedge various capital markets risks in our products, including: (i) certain guarantees, some of which are reported as embedded derivatives; (ii) current or future changes in the fair value of our assets and liabilities; and (iii) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) available to shareholders or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.
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
Embedded Derivatives in Variable Annuity Guarantees
We issue variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives measured at estimated fair value separately from the host variable annuity product, with changes in estimated fair value reported in net derivative gains (losses). The estimated fair values of these embedded derivatives are determined based on the present value of projected future benefits minus the present value of projected future fees attributable to the guarantee. The projections of future benefits and future fees require capital markets and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital markets scenarios using observable risk-free rates and implied equity volatilities.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in our nonperformance risk may result in significant fluctuations in the estimated fair value of the guarantees that could have a material impact on net income. Changes to actuarial assumptions, principally related to contract holder behavior such as annuitization utilization and withdrawals associated with GMIB riders, can result in a change of expected future cash outflows of a guarantee between the accrual-based model for insurance liabilities and the fair value-based model for embedded derivatives. See Note 1 of the Notes to the Consolidated Financial Statements for additional information relating to the determination of the accounting model.
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
Embedded Derivatives in Index-Linked Annuities
The Company issues and assumes through reinsurance index-linked annuities that contain equity crediting rates accounted for as an embedded derivative. The crediting rates are measured at estimated fair value which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital markets and actuarial policyholder behavior and biometric assumptions, including expectations for renewals at the end of the term period. Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment may result in significant fluctuations in the estimated fair value that could have a material impact on net income.

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

	Balance Sheet Carrying Value at December 31, 2021
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$1,258	$36
As reported	$1,848	$298
50% decrease in our credit spread	$2,194	$452
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
Non-GAAP and Other Financial Disclosures
Our definitions of non-GAAP and other financial measures may differ from those used by other companies.

Non-GAAP Financial Disclosures
Adjusted Earnings
In this report, we present adjusted earnings as a measure of our performance that is not calculated in accordance with GAAP. Adjusted earnings is used by management to evaluate performance and facilitate comparisons to industry results. We believe the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of our performance by the investor community by highlighting the results of operations and the underlying profitability drivers of our business. Adjusted earnings should not be viewed as a substitute for net income (loss) available to Brighthouse Financial, Inc.’s common shareholders, which is the most directly comparable financial measure calculated in accordance with GAAP. See “— Results of Operations” for a reconciliation of adjusted earnings to net income (loss) available to Brighthouse Financial, Inc.’s common shareholders.
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends.
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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets (“Market Value Adjustments”); and
•Amortization of DAC and value of business acquired (“VOBA”) related to (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Universal life and investment-type policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gain on reinsurance.

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

(iv)	Amortization of DAC and VOBA	(iv)	Amortization of DAC and VOBA (excluding amounts related to (a) net investment gains (losses), (b) net derivative gains (losses) and (c) GMIB Fees and GMIB Costs).
(v)	Other expenses, net of DAC capitalization	(v)	Other expenses reduced by capitalization of DAC.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
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

Results of Operations

Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2021 AAR, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. These updates had the largest impact on our ULSG business. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions noted above.
In 2020, the most significant impact from our AAR was decreasing the long-term general account earned rate, driven by a reduction in our mean reversion rate from 3.75% to 3.00%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, as well as maintenance expenses. In our life business, we updated assumptions related to policyholder behavior, mortality and maintenance expenses.
The following table presents the impact of the AAR on pre-tax adjusted earnings and income (loss) available to shareholders before provision for income tax for the years ended December 31, 2021 and 2020. The impact related to GMLBs is included in income (loss) available to shareholders before provision for income tax, but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Years Ended December 31,
	2021	2020
	(In millions)
GMLBs	$(42)	$(1,431)
Included in pre-tax adjusted earnings:
Other annuity business	4	128
Life business	15	(17)
Run-off	(113)	(1,484)
Total included in pre-tax adjusted earnings	(94)	(1,373)
Total impact on income (loss) available to shareholders before provision for income tax	$(136)	$(2,804)

Consolidated Results for the Years Ended December 31, 2021 and 2020
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2021	2020
	(In millions)
Revenues
Premiums	$707	$766
Universal life and investment-type product policy fees	3,636	3,463
Net investment income	4,881	3,601
Other revenues	446	413
Net investment gains (losses)	(59)	278
Net derivative gains (losses)	(2,469)	(18)
Total revenues	7,142	8,503
Expenses
Policyholder benefits and claims	3,443	5,711
Interest credited to policyholder account balances	1,312	1,092
Capitalization of DAC	(493)	(408)
Amortization of DAC and VOBA	144	766
Interest expense on debt	163	184
Other expenses	2,781	2,577
Total expenses	7,350	9,922
Income (loss) before provision for income tax	(208)	(1,419)
Provision for income tax expense (benefit)	(105)	(363)
Net income (loss)	(103)	(1,056)
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(108)	(1,061)
Less: Preferred stock dividends	89	44
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(197)	$(1,105)
The components of net income (loss) available to shareholders were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
GMLB Riders	$(2,166)	$(2,421)
Other derivative instruments	(57)	1,139
Net investment gains (losses)	(59)	278
Other adjustments	19	(43)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,961	(421)
Income (loss) available to shareholders before provision for income tax	(302)	(1,468)
Provision for income tax expense (benefit)	(105)	(363)
Net income (loss) available to shareholders	$(197)	$(1,105)
GMLB Riders. The guaranteed minimum living benefits reflect (i) changes in the carrying value of GMLB liabilities, including GMIBs, GMWBs and GMABs, as well as Shield Annuities; (ii) changes in the estimated fair value of the related hedges, as well as any ceded reinsurance of the liabilities; (iii) the fees earned from the GMLB liabilities; and (iv) the effects of DAC amortization related to the preceding components.
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

Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity, excluding the GMLB Riders, is focused in the following areas:
•as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions and interest rate forwards in connection with ULSG;
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
Pre-tax Adjusted Earnings. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Loss available to shareholders before provision for income tax was $302 million ($197 million, net of income tax), a lower loss of $1.2 billion ($908 million, net of income tax) from a loss available to shareholders before provision for income tax of $1.5 billion ($1.1 billion, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•lower losses from GMLB Riders, see “— GMLB Riders for the Years Ended December 31, 2021 and 2020.”
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•losses on interest rate derivatives used to manage interest rate exposure in our ULSG business due to the long-term benchmark interest rate increasing in the current period and decreasing in the prior period, partially offset by favorable returns on equity options from equity markets increasing more in the current period than in the prior period; and
•net investment losses reflecting current period net losses on sales of fixed maturity securities compared to prior period net gains.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 50% in the current period compared to 26% in the prior period. The increase in the effective tax rate was driven by higher pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(641)	$292	$688	$(536)	$(197)
Add: Provision for income tax expense (benefit)	347	75	(538)	11	(105)
Income (loss) available to shareholders before provision for income tax	(294)	367	150	(525)	(302)
Less: GMLB Riders	(2,166)	—	—	—	(2,166)
Less: Other derivative instruments	140	7	(221)	17	(57)
Less: Net investment gains (losses)	(72)	—	114	(101)	(59)
Less: Other adjustments	8	(2)	13	—	19
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,796	362	244	(441)	1,961
Less: Provision for income tax expense (benefit)	347	75	53	(107)	368
Adjusted earnings	$1,449	$287	$191	$(334)	$1,593

	Year Ended December 31, 2020
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,214)	$92	$466	$(449)	$(1,105)
Add: Provision for income tax expense (benefit)	266	34	(689)	26	(363)
Income (loss) available to shareholders before provision for income tax	(948)	126	(223)	(423)	(1,468)
Less: GMLB Riders	(2,421)	—	—	—	(2,421)
Less: Other derivative instruments	52	(72)	1,152	7	1,139
Less: Net investment gains (losses)	23	9	295	(49)	278
Less: Other adjustments	(35)	7	(15)	—	(43)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,433	182	(1,655)	(381)	(421)
Less: Provision for income tax expense (benefit)	266	34	(356)	(87)	(143)
Adjusted earnings	$1,167	$148	$(1,299)	$(294)	$(278)

Consolidated Results for the Years Ended December 31, 2021 and 2020 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$3,836	$3,606
Net investment spread	2,858	1,599
Insurance-related activities	(1,970)	(2,731)
Amortization of DAC and VOBA	(218)	(538)
Other expenses, net of DAC capitalization	(2,451)	(2,308)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	94	49
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,961	(421)
Provision for income tax expense (benefit)	368	(143)
Adjusted earnings	$1,593	$(278)
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were $1.6 billion in the current period, an increase of $1.9 billion.
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
partially offset by
◦a decline in the net cost of insurance fees driven by the aging in-force business in our Run-off segment; and

◦lower unearned revenue amortization in our Life segment resulting from changes in connection with the AAR.
Key net unfavorable impacts were:
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income;
◦higher premium paid in excess of debt principal in connection with the repurchase of senior notes in the current period; and
◦higher corporate spending related to distribution and operations;
partially offset by
◦lower interest expense and legal reserves; and
•higher preferred stock dividends due to new issuances during the second and fourth quarters of 2020.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 38% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Segments and Corporate & Other Results for the Years Ended December 31, 2021 and 2020 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$2,857	$2,596
Net investment spread	1,188	999
Insurance-related activities	(410)	(213)
Amortization of DAC and VOBA	(185)	(440)
Other expenses, net of DAC capitalization	(1,654)	(1,509)
Pre-tax adjusted earnings	1,796	1,433
Provision for income tax expense (benefit)	347	266
Adjusted earnings	$1,449	$1,167
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances increased for the year ended December 31, 2021, driven by favorable investment performance, partially offset by negative net flows and policy charges.

Year Ended December 31, 2021 (1)
(In millions)
Balance, beginning of period	$103,450
Premiums and deposits	2,130
Withdrawals, surrenders and contract benefits	(10,139)
Net flows	(8,009)
Investment performance	12,609
Policy charges	(2,557)
Net transfers from (to) general account	(296)
Balance, end of period	$105,197

Average balance	$105,708
_______________
(1)Includes income annuities for which separate account balances at December 31, 2021 were $173 million.
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were $1.4 billion in the current period, an increase of $282 million.
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
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦a net increase in guaranteed minimum death benefit (“GMDB”) liabilities resulting from changes in policyholder behavior assumptions made in connection with the AAR and favorable equity market performance;
partially offset by
◦a decrease in income annuity benefit payments; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher distribution expenses.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$335	$341
Net investment spread	360	194
Insurance-related activities	(131)	(70)
Amortization of DAC and VOBA	(22)	(107)
Other expenses, net of DAC capitalization	(180)	(176)
Pre-tax adjusted earnings	362	182
Provision for income tax expense (benefit)	75	34
Adjusted earnings	$287	$148
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were $287 million in the current period, an increase of $139 million.
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

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$644	$667
Net investment spread	1,236	342
Insurance-related activities	(1,445)	(2,478)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(191)	(186)
Pre-tax adjusted earnings	244	(1,655)
Provision for income tax expense (benefit)	53	(356)
Adjusted earnings	$191	$(1,299)
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were $191 million in the current period, an increase of $1.5 billion.
Key favorable impacts were:
•lower costs associated with insurance-related activities, primarily in our ULSG business, due to a decrease in liability balances resulting from changes in the long-term general account earned rate assumptions made in connection with the AAR; and
•higher net investment spread due to higher returns on other limited partnerships for the comparative measurement period.
The increase in adjusted earnings was partially offset by a decline in the net cost of insurance fees driven by the aging in-force business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 22% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Fee income	$—	$2
Net investment spread	74	64
Insurance-related activities	16	30
Amortization of DAC and VOBA	(11)	9
Other expenses, net of DAC capitalization	(426)	(437)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	94	49
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(441)	(381)
Provision for income tax expense (benefit)	(107)	(87)
Adjusted earnings	$(334)	$(294)
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Adjusted earnings were a loss of $334 million in the current period, a higher loss of $40 million.
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
Key net favorable impacts were:
•lower other expenses due to:
◦lower establishment costs, interest expense and legal reserves;
partially offset by
◦higher premium paid in excess of debt principal in connection with the repurchase of senior notes in the current period; and
•higher net investment spread due to:
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns on other limited partnerships for the comparative measurement period;
partially offset by
◦lower returns on short-term investments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 31% in the current period compared to 26% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
GMLB Riders for the Years Ended December 31, 2021 and 2020
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Years Ended December 31,
	2021	2020
	(In millions)
Liabilities	$(1,832)	$(4,128)
Hedges	(1,130)	1,052
Ceded reinsurance	(96)	63
Fees (1)	828	825
GMLB DAC	64	(233)
Total GMLB Riders	$(2,166)	$(2,421)
_______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $60 million and $58 million for the years ended December 31, 2021 and 2020, respectively.
GMLB Liabilities. Liabilities reported as part of GMLB Riders (“GMLB Liabilities”) include (i) guarantee rider benefits accounted for as embedded derivatives, (ii) guarantee rider benefits accounted for as insurance and (iii) Shield Annuities embedded derivatives. Liabilities related to guarantee rider benefits represent our obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with risk offset to liabilities related to guarantee rider benefits.

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
See “— Risk Management Strategies — Variable Annuity Exposure Risk Management” for discussion of our management of and our hedging strategy associated with our variable annuity business.
Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020
Comparative results from GMLB Riders were favorable by $255 million.
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
•inflation risk, relating to a sustained or material increase in inflation, which could increase realized and unrealized losses or increase expenses;
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

Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board in the U.S. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Industry Trends and Uncertainties — Financial and Economic Environment.”
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
There has been an increased market focus on energy sector investments as a result of volatile energy and oil prices. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.3 billion, with net unrealized gains (losses) of $291 million, of which 90% were investment grade, at December 31, 2021.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.9 billion, with net unrealized gains (losses) of $177 million, of which 94% were investment grade, at December 31, 2021.
In addition to the fixed maturity securities discussed above, we have exposure to mortgage loans and certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) that may be impacted by the COVID-19 pandemic. See “— Investments — Mortgage Loans” and Note 6 of the Notes to the Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities AFS — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile.
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

	Years Ended December 31,
	2021		2020		2019
	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	5.13%	$5,046	4.21%	$3,755	4.52%	$3,686
Investment fees and expenses (2)	(0.13)	(144)	(0.14)	(136)	(0.12)	(101)
Adjusted net investment income (3)	5.00%	$4,902	4.07%	$3,619	4.40%	$3,585
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

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Net investment income	$4,881	$3,601	$3,579
Less: Investment hedge adjustments	(21)	(18)	(6)
Adjusted net investment income — in the above yield table	$4,902	$3,619	$3,585
See “— Results of Operations — Consolidated Results for the Years Ended December 31, 2021 and 2020” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results for the Years Ended December 31, 2020 and 2019” in our 2020 Annual Report for an analysis of the year over year changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$72,925	83.3%	$68,328	82.8%
Privately-placed	14,657	16.7	14,167	17.2
Total fixed maturity securities	$87,582	100.0%	$82,495	100.0%
Percentage of cash and invested assets	71.4%		72.6%
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
The NAIC has methodologies to assess credit quality for certain Structured Securities comprised of non-agency RMBS, CMBS and ABS. The NAIC’s objective with these methodologies is to increase the accuracy in assessing expected losses, and to use the improved assessment to determine a more appropriate capital requirement for such Structured Securities. The methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from Structured Securities. In 2021, these methodologies were updated to only apply to those Structured Securities issued prior to 2013. We apply the NAIC methodologies to Structured Securities held by our insurance subsidiaries and BRCD. The NAIC’s present methodology is to evaluate Structured Securities held by insurers on an annual basis. If our insurance subsidiaries and BRCD acquire Structured Securities that have not been previously evaluated by the NAIC but are expected to be evaluated by the NAIC in the upcoming annual review, an internally developed designation is used until a final designation becomes available.

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2021					December 31, 2020
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$49,729	$—	$6,133	$55,862	63.8%	$44,189	$—	$8,492	$52,681	63.8%
2	Baa	25,493	—	2,142	27,635	31.6	23,022	—	3,338	26,360	32.0
Subtotal investment grade		75,222	—	8,275	83,497	95.4%	67,211	—	11,830	79,041	95.8%
3	Ba	2,634	—	65	2,699	3.1	2,408	—	118	2,526	3.1
4	B	1,244	3	12	1,253	1.4	814	—	20	834	1.0
5	Caa and lower	142	8	(4)	130	0.1	91	2	—	89	0.1
6	In or near default	4	—	(1)	3	—	5	—	—	5	—
Subtotal below investment grade		4,024	11	72	4,085	4.6%	3,318	2	138	3,454	4.2%
Total fixed maturity securities		$79,246	$11	$8,347	$87,582	100.0%	$70,529	$2	$11,968	$82,495	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2021
U.S. corporate	$17,828	$18,074	$2,008	$1,103	$68	$—	$39,081
Foreign corporate	3,518	7,478	554	125	31	—	11,706
U.S. government and agency	9,160	147	—	—	—	—	9,307
RMBS	9,179	46	15	5	11	3	9,259
CMBS	6,882	391	1	5	3	—	7,282
State and political subdivision	4,646	181	1	—	7	—	4,835
ABS	3,686	550	19	15	10	—	4,280
Foreign government	963	768	101	—	—	—	1,832
Total fixed maturity securities	$55,862	$27,635	$2,699	$1,253	$130	$3	$87,582

December 31, 2020
U.S. corporate	$18,201	$17,303	$1,706	$646	$50	$—	$37,906
Foreign corporate	3,520	7,286	572	124	9	—	11,511
U.S. government and agency	8,481	157	—	—	—	—	8,638
RMBS	8,204	40	19	11	20	—	8,294
CMBS	6,450	176	109	44	6	5	6,790
State and political subdivision	4,450	188	2	—	—	—	4,640
ABS	2,549	319	12	4	—	—	2,884
Foreign government	826	891	106	5	4	—	1,832
Total fixed maturity securities	$52,681	$26,360	$2,526	$834	$89	$5	$82,495

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at December 31, 2021 and 2020. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$16,131	31.8%	$15,541	31.5%
Finance	12,430	24.4	11,452	23.2
Consumer	11,650	22.9	11,535	23.3
Utility	7,146	14.1	7,412	15.0
Communications	3,430	6.8	3,477	7.0
Total	$50,787	100.0%	$49,417	100.0%
Structured Securities
We held $20.8 billion and $18.0 billion of Structured Securities, at estimated fair value, at December 31, 2021 and 2020, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	December 31, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$4,688	50.6%	$29	$3,442	41.5%	$157
Collateralized mortgage obligations	4,571	49.4	352	4,852	58.5	484
Total RMBS	$9,259	100.0%	$381	$8,294	100.0%	$641
Risk profile:
Agency	$7,563	81.7%	$264	$6,519	78.6%	$502
Prime	192	2.1	4	167	2.0	5
Alt-A	801	8.6	60	793	9.6	67
Sub-prime	703	7.6	53	815	9.8	67
Total RMBS	$9,259	100.0%	$381	$8,294	100.0%	$641
Ratings profile:
Rated Aaa	$7,905	85.4%		$6,738	81.2%
Designated NAIC 1	$9,179	99.1%		$8,204	98.9%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$95	$106	$159	$181
2012	141	140	146	148
2013	209	213	214	218
2014	322	334	347	367
2015	953	997	956	1,035
2016	465	485	472	515
2017	707	751	701	781
2018	1,675	1,827	1,664	1,906
2019	1,044	1,079	990	1,072
2020	555	544	558	567
2021	810	806	—	—
Total	$6,976	$7,282	$6,207	$6,790
The estimated fair value of CMBS rated Aaa using rating agency ratings was $5.0 billion, or 69.1% of total CMBS, and designated NAIC 1 was $6.9 billion, or 94.5% of total CMBS, at December 31, 2021. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 73.4% of total CMBS, and designated NAIC 1 was $6.5 billion, or 95.0% of total CMBS, at December 31, 2020.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	December 31, 2021			December 31, 2020
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,659	62.1%	$(1)	$1,762	61.1%	$5
Student loans	384	9.0	6	247	8.6	5
Consumer loans	342	8.0	—	250	8.7	6
Automobile loans	151	3.5	2	92	3.2	5
Credit card loans	132	3.1	4	53	1.8	7
Other loans	612	14.3	8	480	16.6	22
Total	$4,280	100.0%	$19	$2,884	100.0%	$50
Ratings profile:
Rated Aaa	$1,837	42.9%		$1,512	52.4%
Designated NAIC 1	$3,686	86.1%		$2,549	88.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	December 31, 2021				December 31, 2020
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$12,187	61.0%	$67	0.5%	$9,714	61.1%	$44	0.5%
Agricultural	4,163	20.9	12	0.3%	3,538	22.2	15	0.4%
Residential	3,623	18.1	44	1.2%	2,650	16.7	35	1.3%
Total	$19,973	100.0%	$123	0.6%	$15,902	100.0%	$94	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% and 96% at December 31, 2021 and 2020, respectively. The remainder was collateralized by properties located outside of the U.S. At December 31, 2021, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 21% for California, 10% for New York and 10% for Texas. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2021 and 2020. At December 31, 2021, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 35% for California,10% for Florida and 8% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,601	21.3%	$2,670	27.5%
South Atlantic	2,383	19.6	1,832	18.9
Middle Atlantic	2,115	17.3	1,861	19.1
West South Central	1,425	11.7	802	8.2
Mountain	1,062	8.7	736	7.6
New England	789	6.5	453	4.7
East North Central	717	5.9	596	6.1
International	495	4.1	506	5.2
West North Central	318	2.6	113	1.2
East South Central	217	1.8	80	0.8
Multi-region and Other	65	0.5	65	0.7
Total recorded investment	12,187	100.0%	9,714	100.0%
Less: allowance for credit losses	67		44
Carrying value, net of allowance for credit losses	$12,120		$9,670
Property type:
Apartment	$3,895	32.0%	$2,072	21.3%
Office	3,566	29.3	3,788	39.0
Retail	1,863	15.3	2,068	21.3
Industrial	1,847	15.1	822	8.5
Hotel	1,016	8.3	934	9.6
Other	—	—	30	0.3
Total recorded investment	12,187	100.0%	9,714	100.0%
Less: allowance for credit losses	67		44
Carrying value, net of allowance for credit losses	$12,120		$9,670
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 58% and 57% at December 31, 2021 and 2020, respectively, and our average debt-service coverage ratio was 2.2x and 2.3x at December 31, 2021 and 2020, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 48% at December 31, 2021 and 2020, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At December 31, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $55 million, comprised of $31 million of agricultural mortgage loans and $24 million of residential mortgage loans. At December 31, 2020, the recorded investment on mortgage loans where borrowers were offered debt service forbearance and were not making payments was $299 million, comprised of $197 million commercial mortgage loans, $23 million of agricultural mortgage loans and $79 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDR”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 6 of the Notes to the Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 6 and 8 of the Notes to the Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the years ended December 31, 2021 and 2020.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	December 31, 2021	December 31, 2020
	(In millions)
Other limited partnerships	$3,786	$2,373
Real estate limited partnerships and LLCs (1)	485	437
Total	$4,271	$2,810
_______________
(1)The estimated fair value of real estate limited partnerships and LLCs was $595 million and $501 million at December 31, 2021 and 2020, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	December 31, 2021		December 31, 2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,126	94.3%	$3,582	95.6%
FHLB Stock	70	2.1	39	1.1
Tax credit and renewable energy partnerships	59	1.8	64	1.7
Leveraged leases, net of non-recourse debt	49	1.5	50	1.3
Other	12	0.3	12	0.3
Total	$3,316	100.0%	$3,747	100.0%

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
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2021 and 2020.
•The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2021, 2020 and 2019.
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
Derivatives categorized as Level 3 at December 31, 2021 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
Credit Risk
See Note 7 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	December 31, 2021		December 31, 2020
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,724	$38	$1,755	$41
Purchased	—	—	18	—
Total	$1,724	$38	$1,773	$41
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
Embedded Derivatives
See Note 8 of the Notes to the Consolidated Financial Statements for (i) information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and (ii) a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See Note 7 of the Notes to the Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits accounted for as embedded derivatives.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” for more details on policyholder liabilities.
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
We have experienced, and will likely in the future experience, catastrophe losses and possibly acts of terrorism, as well as turbulent financial markets that may have an adverse impact on our business, financial condition and results of operations. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Due to their nature, we cannot predict the incidence, timing, severity or amount of losses from catastrophes, acts of terrorism or climate change, but we make broad use of catastrophic and non-catastrophic reinsurance to manage risk from these perils.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and Notes 1 and 3 of the Notes to the Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other follows.
Annuities
Future policy benefits for the annuities business are comprised mainly of liabilities for life contingent income annuities and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
Life
Future policy benefits for the life business are comprised mainly of liabilities for term, whole, universal and variable life insurance contracts. In order to manage risk, we have often reinsured a portion of the mortality risk on life insurance policies. The reinsurance programs are routinely evaluated, and this may result in increases or decreases to existing coverage. We have entered into various derivative positions, primarily interest rate swaps, to mitigate the risk that investment of premiums received and reinvestment of maturing assets over the life of the policy will be at rates below those assumed in the original pricing of these contracts.
Run-off
Future policy benefits primarily include liabilities for structured settlements and pension risk transfer contracts. There is no interest rate crediting flexibility on the liabilities for immediate annuities. As a result, a sustained low interest rate environment could negatively impact earnings; however, we mitigate our risks by applying various ALM strategies, including the use of derivative positions, primarily interest rate swaps, to mitigate the risks associated with such a scenario.
Corporate & Other
Future policy benefits primarily include liabilities for long-term care and workers’ compensation business reinsured through 100% quota share reinsurance agreements.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. A discussion of policyholder account balances by segment, as well as Corporate & Other, follows. Also, see “— Variable Annuity Guarantees,” “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and Notes 1 and 3 of the Notes to the Consolidated Financial Statements for additional information.
Policyholder account balances also include amounts associated with funding agreements issued in connection with our institutional spread margin business or for additional liquidity. See “— Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements.”
Annuities
Policyholder account balances for annuities are held for fixed deferred annuities, the fixed account portion of variable annuities and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions, as part of the Company’s macro interest rate hedging program, to partially mitigate the risks associated with such a scenario. Additionally, policyholder account balances are held for variable annuity guaranteed minimum living benefits that are accounted for as embedded derivatives.
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Annuities at:

	December 31, 2021		December 31, 2020
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$3,783	$802	$3,756	$816
Equal to 2% but less than 4%	$12,485	$11,831	$13,029	$12,314
Equal to or greater than 4%	$431	$431	$461	$461
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Annuities were $241 million and $254 million at December 31, 2021 and 2020, respectively.
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

The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Life at:

	December 31, 2021		December 31, 2020
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$184	$58	$115	$64
Equal to 2% but less than 4%	$1,080	$497	$1,116	$496
Equal to or greater than 4%	$1,705	$1,705	$1,786	$1,786
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Life were $40 million and $36 million at December 31, 2021 and 2020, respectively.
Run-off
Policyholder account balances in Run-off are comprised of ULSG, certain company-owned life insurance policies and certain funding agreements. Interest crediting rates vary by type of contract and can be fixed or variable. We are exposed to interest rate risks, when guaranteeing payment of interest and return on principal at the contractual maturity date. We mitigate our risks by applying various ALM strategies.
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Run-off at:

	December 31, 2021		December 31, 2020
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Universal Life Secondary Guarantee
Greater than 0% but less than 2%	$—	$—	$—	$—
Equal to 2% but less than 4%	$5,053	$1,471	$5,262	$1,552
Equal to or greater than 4%	$552	$552	$562	$562
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Run-off were $106 million and $99 million at December 31, 2021 and 2020, respectively.
Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups.
Certain of our variable annuity guarantee features are accounted for as insurance liabilities and recorded in future policy benefits while others are accounted for at fair value as embedded derivatives and recorded in policyholder account balances. Generally, a guarantee is accounted for as an insurance liability if the guarantee is paid only upon either (i) the occurrence of a specific insurable event, or (ii) annuitization. Alternatively, a guarantee is accounted for as an embedded derivative if a guarantee is paid without requiring (i) the occurrence of specific insurable event, or (ii) the policyholder to annuitize, resulting in the policyholder receiving the guarantee on a net basis. In certain cases, a guarantee may have elements of both an insurance liability and an embedded derivative and in such cases the guarantee is split and accounted for under both models. Further, changes in assumptions, principally involving behavior, can result in a change of expected future cash outflows of a guarantee between portions accounted for as insurance liabilities and portions accounted for as embedded derivatives.
Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
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
The projections of future benefits and future fees require capital markets and actuarial assumptions including expectations concerning policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect our nonperformance risk and adding a risk margin. See Note 8 of the Notes to the Consolidated Financial Statements for more information on the determination of estimated fair value.
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
We maintain a substantial short-term liquidity position, which was $3.8 billion and $4.5 billion at December 31, 2021 and 2020, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $54.9 billion and $52.0 billion at December 31, 2021 and 2020, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Under current GAAP, we target to maintain a debt-to-capital ratio of approximately 25%, which we monitor using an average of our key leverage ratios as calculated by A.M. Best, Fitch, Moody’s and S&P. As such, we may opportunistically look to pursue additional financing over time, which may include borrowings under credit facilities, the issuance of debt, equity or hybrid securities, the incurrence of term loans, or the refinancing of existing indebtedness. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.
In support of our target combined RBC ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We have enhanced our risk management focus on the core drivers of our combined RBC ratio and have refined our hedge program to better manage our RBC in stressed market scenarios.
On August 2, 2021, we authorized the repurchase of up to $1.0 billion of our common stock, which was in addition to our prior and subsequently fully utilized $200 million repurchase authorization announced on February 10, 2021. Repurchases under the August 2, 2021 authorization, of which $781 million was remaining at December 31, 2021, may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Rating Agencies
Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity and capital. The level and composition of our regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell security, contract or policy. Each rating should be evaluated independently of any other rating.
Our financial strength ratings and long-term issuer credit ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)
Current outlook	Stable	Stable	Stable	Stable
Financial Strength Ratings:
Brighthouse Life Insurance Company	A	A	A3	A+
New England Life Insurance Company	A	A	A3	A+
Brighthouse Life Insurance Company of NY	A	NR	NR	A+

Long-term Issuer Credit Ratings:
Brighthouse Financial, Inc.	bbb+	BBB+	Baa3	BBB+
Brighthouse Holdings, LLC	bbb+	BBB+	Baa3	BBB+
_______________
(1)A.M. Best’s financial strength ratings for insurance companies range from “A++ (Superior)” to “S (Suspended).” A.M. Best’s long-term issuer credit ratings range from “aaa (exceptional)” to “s (suspended).”
(2)Fitch’s financial strength ratings for insurance companies range from “AAA (highest rating)” to “C (distressed).” Fitch’s long-term issuer credit ratings range from “AAA (highest rating)” to “D (default).”
(3)Moody’s financial strength ratings for insurance companies and long-term issuer credit ratings range from “Aaa (highest quality)” to “C (lowest rated).”
(4)S&P’s financial strength ratings for insurance companies and long-term issuer credit ratings range from “AAA (extremely strong)” to “SD (selective default)” or “D (default).”
NR = Not rated
Rating agencies may continue to review and adjust our ratings. For example, in April 2020, Fitch revised the rating outlook for BHF and certain of its subsidiaries to negative from stable due to the disruption to economic activity and the financial markets from the COVID-19 pandemic. This action by Fitch followed its revision of the rating outlook on the U.S. life insurance industry to negative. In April 2021, Fitch revised the rating outlook for BHF and certain of its subsidiaries from negative back to stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the impact of a potential ratings downgrade.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Sources:
Operating activities, net	$746	$888	$1,828
Changes in policyholder account balances, net	11,824	6,825	4,823
Changes in payables for collateral under securities loaned and other transactions, net	1,017	861	—
Long-term debt issued	400	615	1,000
Preferred stock issued, net of issuance costs	339	948	412
Total sources	14,326	10,137	8,063
Uses:
Investing activities, net	12,238	5,843	7,341
Changes in payables for collateral under securities loaned and other transactions, net	—	—	666
Long-term debt repaid	680	1,552	602
Dividends on preferred stock	89	44	21
Treasury stock acquired in connection with share repurchases	499	473	442
Financing element on certain derivative instruments and other derivative related transactions, net	368	948	203
Other, net	86	46	56
Total uses	13,960	8,906	9,331
Net increase (decrease) in cash and cash equivalents	$366	$1,231	$(1,268)
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
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. See “Obligations Under Funding Agreements” in Note 3 of the Notes to the Consolidated Financial Statements.
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
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where it maintains a secured funding agreement program, under which funding agreements may be issued either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 31, 2023, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $500 million either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2021	2020	2021	2020	2019	2021	2020	2019
	(In millions)
FABCP Program	$1,848	$—	$2,939	$—	$—	$1,091	$—	$—
FABN Program	2,900	—	2,900	—	—	—	—	—
FHLB Funding Agreements (1)	900	—	1,352	—	—	452	—	—
Farmer Mac Funding Agreements	125	—	125	—	—	—	—	—
Total	$5,773	$—	$7,316	$—	$—	$1,543	$—	$—
_______________
(1) Additionally, in April 2020, Brighthouse Life Insurance Company issued funding agreements for an aggregate collateralized borrowing of $1.0 billion to provide a readily available source of contingent liquidity and repaid such borrowing during the fourth quarter of 2020.
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Credit and Committed Facilities
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At December 31, 2021, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at December 31, 2021. In 2022, through February 18, 2022, BHF repurchased an additional 1,337,835 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $75 million.
Preferred Stock Dividends
See Notes 10 and 16 of the Notes to the Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 9 of the Notes to the Consolidated Financial Statements for information on debt repayments and repurchases, as well as debt maturities and the terms of our long-term debt outstanding.

We may from time to time seek to retire or purchase our outstanding indebtedness through cash purchases or exchanges for other securities, purchases in the open market, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, as well as applicable regulatory, legal and accounting factors. Whether or not we repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. During the years ended December 31, 2021, 2020 and 2019, general account surrenders and withdrawals totaled $4.6 billion, $2.1 billion and $2.3 billion, respectively.
At December 31, 2021, our insurance liabilities, excluding obligations under our institutional spread margin business, totaled $108.3 billion and the related future estimated cash payments totaled $111.2 billion, of which $9.0 billion is due in the next twelve months. These estimated cash payments are based on assumptions related to mortality, morbidity, policy lapses, withdrawals, surrender charges, annuitization, future interest credited and other assumptions comparable with our experience and expectations of future payment patterns, as well as other contingent events as appropriate for the respective product type. These amounts are undiscounted and, therefore, exceed the liabilities included on the consolidated balance sheet. Actual cash payments on insurance liabilities may differ significantly from future estimated cash payments due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the future cash payments. All future estimated cash payments are presented gross of any reinsurance recoverable. At December 31, 2021, obligations under our institutional spread margin business totaled $5.8 billion and the related future estimated cash payments, including interest, totaled $5.9 billion, of which $2.6 billion is due in the next twelve months.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both December 31, 2021 and 2020, we did not pledge any cash collateral to counterparties. At December 31, 2021 and 2020, we were obligated to return cash collateral pledged to us by counterparties of $1.7 billion and $1.6 billion, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $593 million and $898 million at December 31, 2021 and 2020, respectively.
See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $4.6 billion and $3.7 billion at December 31, 2021 and 2020, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021. The Company did not hold any non-cash collateral at December 31, 2020.
See Note 6 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See “Contingencies” in Note 15 of the Notes to the Consolidated Financial Statements.

We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Note 6 of the Notes to the Consolidated Financial Statements. See “Commitments” in Note 15 of the Notes to the Consolidated Financial Statements.
In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See “Guarantees” in Note 15 of the Notes to the Consolidated Financial Statements.
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
Short-term Liquidity and Liquid Assets
At both December 31, 2021 and 2020, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.6 billion. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At December 31, 2021 and 2020, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.6 billion and $1.7 billion, respectively, of which $1.5 billion and $1.6 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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

Normalized Statutory Earnings
Normalized statutory earnings (loss) is used by management to measure our insurance companies’ ability to pay future distributions and is reflective of whether our hedging program functions as intended. Normalized statutory earnings (loss) is calculated as statutory pre-tax net gain (loss) from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses), (ii) the change in total asset requirement at CTE95, net of the change in our variable annuity reserves, and (iii) unrealized gains (losses) associated with our variable annuities risk management strategy. See “Glossary” for the definition of CTE95. In the first quarter of 2022, we will revise the calculation of normalized statutory earnings to better align with VA Reform and therefore our combined RBC ratio, where the relevant CTE measure is CTE98 rather than CTE95. Normalized statutory earnings (loss) may be further adjusted for certain unanticipated items that impact our results in order to help management and investors better understand, evaluate and forecast those results.
Our variable annuity block has been managed by funding the balance sheet with assets equal to or greater than a CTE95 level. We have also managed market-related risks of increases in these asset requirements by hedging the market sensitivity of the CTE95 level to changes in the capital markets. By including hedge gains and losses related to our variable annuity risk management strategy in our calculation of normalized statutory earnings (loss), we are able to fully reflect the change in value of the hedges, as well as the change in the value of the underlying CTE95 total asset requirement level. We believe this allows us to determine whether our hedging program is providing the desired level of protection. Beginning in the first quarter of 2022, in support of our target combined RBC ratio, our hedge program will target CTE98, rather than CTE95. See “— Risk Management Strategies — Variable Annuity Exposure Risk Management” for additional details regarding our hedge program.
The following table presents the components of combined normalized statutory earnings for Brighthouse Life Insurance Company and New England Life Insurance Company:

	Years Ended December 31,
	2021	2020
	(In billions)
Statutory net gain (loss) from operations, pre-tax	$1.4	$(0.5)
Add: net realized capital gains (losses)	(1.6)	(0.4)
Add: change in total asset requirement at CTE95, net of the change in VA reserves	(0.6)	(0.6)
Add: unrealized gains (losses) on VA hedging program	0.3	1.4
Add: impact of actuarial items and other insurance adjustments	0.1	(0.6)
Add: other adjustments, net	0.1	0.3
Normalized statutory earnings (loss)	$(0.3)	$(0.4)
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

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2021. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $47.3 billion of insurance contracts at December 31, 2021, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2021
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$87,582	$(7,392)
Mortgage loans		$20,656	(869)
Policy loans		$1,656	(124)
Premiums, reinsurance and other receivables		$3,769	(249)
Embedded derivatives within asset host contracts (2)		$186	(59)
Increase (decrease) in estimated fair value of assets			(8,693)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$23,614	161
Long-term debt		$3,504	320
Other liabilities		$854	(7)
Embedded derivatives within liability host contracts (2)		$8,496	1,171
(Increase) decrease in estimated fair value of liabilities			1,645

Derivative instruments with interest rate risk
Interest rate contracts	$25,733	$964	(1,847)
Equity contracts	$58,592	$199	11
Foreign currency contracts	$4,732	$281	(14)
Increase (decrease) in estimated fair value of derivative instruments			(1,850)
Net change			$(8,898)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $47.3 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2021. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates increased by $208 million, or 2%, to $8.9 billion at December 31, 2021 from $8.7 billion at December 31, 2020.
Sensitivity to a 10% rise in equity prices increased by $15 million, or 1%, to $1.1 billion at December 31, 2021 from $1.0 billion at December 31, 2020.
As previously mentioned, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Liability for Future Policy Benefits – Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
As of December 31, 2021, the liability for future policy benefits totaled $43.8 billion, and included benefits related to variable annuity contracts with guaranteed benefit riders and universal life insurance contracts with secondary guarantees. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.
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
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the future policy benefit liability for a sample of policies, and compared our estimates to management’s estimates.
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
Deferred Acquisition Cost (DAC) – Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $5.4 billion as of December 31, 2021, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums, or margins. For deferred annuities and universal life contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.
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
Embedded Derivative Liabilities Related to Variable Annuity Guarantees – Refer to Notes 1, 7, and 8 to the consolidated financial statements.
Critical Audit Matter Description
The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2021, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $8.5 billion. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
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
February 24, 2022

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020

(In millions, except share and per share data)

	2021	2020
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $79,246 and $70,529, respectively; allowance for credit losses of $11 and $2, respectively)	$87,582	$82,495
Equity securities, at estimated fair value	101	138
Mortgage loans (net of allowance for credit losses of $123 and $94, respectively)	19,850	15,808
Policy loans	1,264	1,291
Limited partnerships and limited liability companies	4,271	2,810
Short-term investments, principally at estimated fair value	1,841	3,242
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,316	3,747
Total investments	118,225	109,531
Cash and cash equivalents	4,474	4,108
Accrued investment income	724	676
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,094	16,158
Deferred policy acquisition costs and value of business acquired	5,377	4,911
Other assets	482	516
Separate account assets	114,464	111,969
Total assets	$259,840	$247,869
Liabilities and Equity
Liabilities
Future policy benefits	$43,807	$44,448
Policyholder account balances	66,851	54,508
Other policy-related balances	3,457	3,411
Payables for collateral under securities loaned and other transactions	6,269	5,252
Long-term debt	3,157	3,436
Current income tax payable	62	126
Deferred income tax liability	1,062	1,620
Other liabilities	4,504	5,011
Separate account liabilities	114,464	111,969
Total liabilities	243,633	229,781
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 and $1,403, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,513,442 and 121,002,523 shares issued, respectively; 77,870,072 and 88,211,618 shares outstanding, respectively	1	1
Additional paid-in capital	14,154	13,878
Retained earnings (deficit)	(642)	(534)
Treasury stock, at cost; 43,643,370 and 32,790,905 shares, respectively	(1,543)	(1,038)
Accumulated other comprehensive income (loss)	4,172	5,716
Total Brighthouse Financial, Inc.’s stockholders’ equity	16,142	18,023
Noncontrolling interests	65	65
Total equity	16,207	18,088
Total liabilities and equity	$259,840	$247,869
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019

(In millions, except per share data)

	2021	2020	2019
Revenues
Premiums	$707	$766	$882
Universal life and investment-type product policy fees	3,636	3,463	3,580
Net investment income	4,881	3,601	3,579
Other revenues	446	413	389
Net investment gains (losses)	(59)	278	112
Net derivative gains (losses)	(2,469)	(18)	(1,988)
Total revenues	7,142	8,503	6,554
Expenses
Policyholder benefits and claims	3,443	5,711	3,670
Interest credited to policyholder account balances	1,312	1,092	1,063
Amortization of deferred policy acquisition costs and value of business acquired	144	766	382
Other expenses	2,451	2,353	2,491
Total expenses	7,350	9,922	7,606
Income (loss) before provision for income tax	(208)	(1,419)	(1,052)
Provision for income tax expense (benefit)	(105)	(363)	(317)
Net income (loss)	(103)	(1,056)	(735)
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(108)	(1,061)	(740)
Less: Preferred stock dividends	89	44	21
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(197)	$(1,105)	$(761)
Earnings per common share
Basic	$(2.36)	$(11.58)	$(6.76)
Diluted	$(2.36)	$(11.58)	$(6.76)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2021, 2020 and 2019

(In millions)

	2021	2020	2019
Net income (loss)	$(103)	$(1,056)	$(735)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(2,107)	3,208	3,209
Unrealized gains (losses) on derivatives	156	(72)	(19)
Foreign currency translation adjustments	1	20	12
Defined benefit plans adjustment	(4)	(13)	(10)
Other comprehensive income (loss), before income tax	(1,954)	3,143	3,192
Income tax (expense) benefit related to items of other comprehensive income (loss)	410	(667)	(668)
Other comprehensive income (loss), net of income tax	(1,544)	2,476	2,524
Comprehensive income (loss)	(1,647)	1,420	1,789
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(1,652)	$1,415	$1,784
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$—	$1	$12,473	$1,346	$(118)	$716	$14,418	$65	$14,483
Preferred stock issuance	—		412				412		412
Treasury stock acquired in connection with share repurchases					(442)		(442)		(442)
Share-based compensation		—	23		(2)		21		21
Dividends on preferred stock				(21)			(21)		(21)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(740)			(740)	5	(735)
Other comprehensive income (loss), net of income tax						2,524	2,524		2,524
Balance at December 31, 2019	—	1	12,908	585	(562)	3,240	16,172	65	16,237
Cumulative effect of change in accounting principle, net of income tax				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Preferred stock issuances	—		948				948		948
Treasury stock acquired in connection with share repurchases					(473)		(473)		(473)
Share-based compensation		—	22		(3)		19		19
Dividends on preferred stock				(44)			(44)		(44)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(1,061)			(1,061)	5	(1,056)
Other comprehensive income (loss), net of income tax						2,473	2,473		2,473
Balance at December 31, 2020	—	1	13,878	(534)	(1,038)	5,716	18,023	65	18,088
Preferred stock issuance	—		339				339		339
Treasury stock acquired in connection with share repurchases					(499)		(499)		(499)
Share-based compensation		—	26		(6)		20		20
Dividends on preferred stock			(89)				(89)		(89)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(108)			(108)	5	(103)
Other comprehensive income (loss), net of income tax						(1,544)	(1,544)		(1,544)
Balance at December 31, 2021	$—	$1	$14,154	$(642)	$(1,543)	$4,172	$16,142	$65	$16,207
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$(103)	$(1,056)	$(735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(254)	(260)	(283)
(Gains) losses on investments, net	59	(278)	(112)
(Gains) losses on derivatives, net	2,120	424	2,547
(Income) loss from equity method investments, net of dividends and distributions	(987)	(54)	70
Interest credited to policyholder account balances	1,312	1,092	1,063
Universal life and investment-type product policy fees	(3,636)	(3,463)	(3,580)
Change in accrued investment income	(44)	(9)	84
Change in premiums, reinsurance and other receivables	56	(1,346)	(629)
Change in deferred policy acquisition costs and value of business acquired, net	(349)	358	8
Change in income tax	(210)	(243)	(316)
Change in other assets	2,086	1,968	1,974
Change in future policy benefits and other policy-related balances	741	3,395	1,688
Change in other liabilities	(153)	285	(26)
Other, net	108	75	75
Net cash provided by (used in) operating activities	746	888	1,828
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,616	8,459	14,146
Equity securities	129	68	57
Mortgage loans	2,900	1,935	1,538
Limited partnerships and limited liability companies	271	177	302
Purchases of:
Fixed maturity securities	(21,158)	(14,401)	(16,915)
Equity securities	(18)	(23)	(22)
Mortgage loans	(6,913)	(2,076)	(3,610)
Limited partnerships and limited liability companies	(837)	(581)	(463)
Cash received in connection with freestanding derivatives	3,965	6,356	2,041
Cash paid in connection with freestanding derivatives	(4,592)	(4,515)	(2,639)
Net change in policy loans	27	1	129
Net change in short-term investments	1,397	(1,271)	(1,942)
Net change in other invested assets	(25)	28	37
Net cash provided by (used in) investing activities	$(12,238)	$(5,843)	$(7,341)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from financing activities
Policyholder account balances:
Deposits	$16,059	$10,095	$7,672
Withdrawals	(4,235)	(3,270)	(2,849)
Net change in payables for collateral under securities loaned and other transactions	1,017	861	(666)
Long-term debt issued	400	615	1,000
Long-term debt repaid	(680)	(1,552)	(602)
Preferred stock issued, net of issuance costs	339	948	412
Dividends on preferred stock	(89)	(44)	(21)
Treasury stock acquired in connection with share repurchases	(499)	(473)	(442)
Financing element on certain derivative instruments and other derivative related transactions, net	(368)	(948)	(203)
Other, net	(86)	(46)	(56)
Net cash provided by (used in) financing activities	11,858	6,186	4,245
Change in cash, cash equivalents and restricted cash	366	1,231	(1,268)
Cash, cash equivalents and restricted cash, beginning of year	4,108	2,877	4,145
Cash, cash equivalents and restricted cash, end of year	$4,474	$4,108	$2,877
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$160	$186	$187
Income tax	$103	$(100)	$16
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial” or the “Company”) is one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. BHF is a holding company that was incorporated in Delaware in 2016 in preparation for the separation of a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, into a separate, publicly-traded company, Brighthouse Financial (the “Separation”), which was completed on August 4, 2017. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
For traditional long-duration insurance contracts (term, non-participating whole life insurance and income annuities), assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the liability for future policy benefits plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. To assess whether a premium deficiency exists, the Company groups insurance contracts based on the manner acquired, serviced and measured for profitability. In applying the profitability criteria, groupings are limited by segment.

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
Policyholder account balances relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals. The Company may also hold additional liabilities for certain guaranteed benefits related to these contracts. Policyholder account balances also include liabilities related to funding agreements which are equal to the unpaid principal balance, adjusted for any unamortized premium or discount.
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
Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are related directly to the successful acquisition or renewal of insurance contracts are capitalized as deferred policy acquisition costs (“DAC”). These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
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
The Company updates the estimated fair value of guarantees in subsequent periods by projecting future benefits using capital markets and actuarial assumptions including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios to determine an economic liability. The reported estimated fair value is then determined by taking the present value of these risk-free generated cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin. For more information on the determination of estimated fair value of embedded derivatives, see Note 8.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company regularly evaluates fixed maturity securities for declines in fair value to determine if a credit loss exists. This evaluation is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value including, but not limited to an analysis of the gross unrealized losses by severity and financial condition of the issuer.
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
Other Invested Assets
Other invested assets consist principally of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.

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
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues on the statements of operations.
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Separation have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted as of December 31, 2021.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and presented separately on the consolidated balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the consolidated statements of operations, except for instrument-specific credit risk changes, which will be recognized in OCI.
(2) Cash flow assumptions used to measure the liability for future policy benefits on traditional long-duration contracts (including term and non-participating whole life insurance and immediate annuities) will be updated on an annual basis using a retrospective method. The resulting remeasurement gain or loss will be reported separately on the consolidated statements of operations along with the remeasurement gain or loss on universal life-type contract liabilities.
(3) The discount rate assumption used to measure the liability for traditional long-duration contracts will be based on an upper-medium grade fixed income yield, updated quarterly, with changes recognized in OCI.
(4) DAC for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC will be recognized as a revision to future amortization amounts.
(5) There will be a significant increase in required disclosures, including disaggregated rollforwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgements used to measure those balances.
The amendments to Topic 944 will be applied to the earliest period presented in the financial statements, making the transition date January 1, 2021. The MRB guidance is required to be applied on a retrospective basis, while the guidance for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.
The new guidance will have a significant impact to the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees are considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at the end of 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholders’ equity.

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
Life
The Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis.
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
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
Financial Measures and Segment Accounting Policies
Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results. Consistent with GAAP guidance for segment reporting, adjusted earnings is also used to measure segment performance. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends.
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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets; and
•Amortization of DAC and VOBA related to: (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,796	$362	$244	$(347)	$2,055
Provision for income tax expense (benefit)	347	75	53	(107)	368
Post-tax adjusted earnings	1,449	287	191	(240)	1,687
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	89	89
Adjusted earnings	$1,449	$287	$191	$(334)	1,593
Adjustments for:
Net investment gains (losses)					(59)
Net derivative gains (losses)					(2,469)
Other adjustments to net income (loss)					265
Provision for income tax (expense) benefit					473
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(197)

Interest revenue	$2,217	$673	$1,910	$102
Interest expense	$—	$—	$—	$163

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Annuities	$5,216	$4,563	$4,648
Life	1,491	1,334	1,328
Run-off	2,557	1,938	2,009
Corporate & Other	181	156	176
Adjustments	(2,303)	512	(1,607)
Total	$7,142	$8,503	$6,554
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2021	2020
	(In millions)
Annuities	$178,700	$172,233
Life	24,514	23,809
Run-off	37,055	38,366
Corporate & Other	19,571	13,461
Total	$259,840	$247,869
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Annuity products	$3,252	$3,010	$3,106
Life insurance products	1,527	1,619	1,709
Other products	10	13	36
Total	$4,789	$4,642	$4,851
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2021, 2020 and 2019.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances included on the consolidated balance sheets.
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
Participating whole life insurance uses an interest assumption based upon non-forfeiture interest rate, ranging from    4% to 5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2021 and 2020, and 39%, 40% and 38% of gross traditional life insurance premiums for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2019	$1,567	$3,074	$4,716	$9,357
Incurred guaranteed benefits	143	163	874	1,180
Paid guaranteed benefits	(90)	—	—	(90)
Balance at December 31, 2019	1,620	3,237	5,590	10,447
Incurred guaranteed benefits	129	1,133	1,244	2,506
Paid guaranteed benefits	(103)	—	(169)	(272)
Balance at December 31, 2020	1,646	4,370	6,665	12,681
Incurred guaranteed benefits	295	(29)	688	954
Paid guaranteed benefits	(78)	—	(275)	(353)
Balance at December 31, 2021	$1,863	$4,341	$7,078	$13,282
Net Ceded/(Assumed)
Balance at January 1, 2019	$11	$—	$963	$974
Incurred guaranteed benefits	86	—	120	206
Paid guaranteed benefits	(88)	—	—	(88)
Balance at December 31, 2019	9	—	1,083	1,092
Incurred guaranteed benefits	96	—	102	198
Paid guaranteed benefits	(101)	—	(39)	(140)
Balance at December 31, 2020	4	—	1,146	1,150
Incurred guaranteed benefits	71	—	102	173
Paid guaranteed benefits	(76)	—	(39)	(115)
Balance at December 31, 2021	$(1)	$—	$1,209	$1,208
Net
Balance at January 1, 2019	$1,556	$3,074	$3,753	$8,383
Incurred guaranteed benefits	57	163	754	974
Paid guaranteed benefits	(2)	—	—	(2)
Balance at December 31, 2019	1,611	3,237	4,507	9,355
Incurred guaranteed benefits	33	1,133	1,142	2,308
Paid guaranteed benefits	(2)	—	(130)	(132)
Balance at December 31, 2020	1,642	4,370	5,519	11,531
Incurred guaranteed benefits	224	(29)	586	781
Paid guaranteed benefits	(2)	—	(236)	(238)
Balance at December 31, 2021	$1,864	$4,341	$5,869	$12,074

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2021				2020
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$109,968		$59,735		$108,424		$60,674
Separate account value	$105,023		$58,555		$103,315		$59,419
Net amount at risk	$6,361	(4)	$5,240	(5)	$6,438	(4)	$6,692	(5)
Average attained age of contract holders	71 years		70 years		70 years		70 years

	December 31,
	2021	2020
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,518	$5,772
Net amount at risk (6)	$67,248	$69,083
Average attained age of policyholders	68 years	67 years

Variable Life Contracts
Total account value (3)	$4,785	$3,926
Net amount at risk (6)	$18,857	$19,909
Average attained age of policyholders	52 years	51 years
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2021	2020
	(In millions)
Fund Groupings:
Balanced	$64,449	$64,736
Equity	34,894	32,811
Bond	9,297	9,105
Money Market	15	16
Total	$108,655	$106,668
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $4.7 billion and $0 at December 31, 2021 and 2020, respectively.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company had obligations outstanding under this program of $900 million and $0 at December 31, 2021 and 2020, respectively. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). The Company had obligations outstanding under this program of $125 million and $0 at December 31, 2021 and 2020, respectively. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac have been granted liens on certain assets to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company issued a floating rate funding agreement, which is denominated in foreign currency, to a special purpose entity that issued debt securities for which payment of interest and principal is secured by such funding agreement. The Company had an obligation outstanding under this funding agreement of $134 million and $144 million at December 31, 2021 and 2020, respectively. The remaining obligation at December 31, 2021 matures in June 2022.
Brighthouse Life Insurance Company had obligations with certain regional banks in the FHLB system outstanding under an inactive program of $500 million and $595 million at December 31, 2021 and 2020, respectively. The remaining obligation at December 31, 2021 matures in February 2025.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DAC:
Balance at January 1,	$4,407	$4,946	$5,149
Capitalizations	493	408	369
Amortization related to net investment gains (losses) and net derivative gains (losses)	61	95	204
All other amortization	(212)	(833)	(577)
Total amortization	(151)	(738)	(373)
Unrealized investment gains (losses)	98	(209)	(199)
Balance at December 31,	4,847	4,407	4,946
VOBA:
Balance at January 1,	504	502	568
Amortization related to net investment gains (losses) and net derivative gains (losses)	—	—	(1)
All other amortization	7	(28)	(8)
Total amortization	7	(28)	(9)
Unrealized investment gains (losses)	19	30	(57)
Balance at December 31,	530	504	502
Total DAC and VOBA:
Balance at December 31,	$5,377	$4,911	$5,448
The estimated future VOBA amortization expense to be reported in other expenses for the next five years is $73 million in 2022, $63 million in 2023, $54 million in 2024, $46 million in 2025 and $40 million in 2026.
Information regarding DSI was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
DSI:
Balance at January 1,	$310	$379	$410
Capitalization	1	2	2
Amortization	(4)	(71)	(38)
Unrealized investment gains (losses)	—	—	5
Balance at December 31,	$307	$310	$379
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2021, the Company had $6.6 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. The Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks.
Reinsurance Recoverables
The Company reinsures its business through a diversified group of primarily highly rated reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers and monitors ratings and the financial strength of its reinsurers. In addition, the reinsurance recoverable balance due from each reinsurer and the recoverability of such balance is evaluated as part of this overall monitoring process.
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2021 and 2020, were not significant. The Company had $6.0 billion and $5.9 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2021 and 2020, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. At both December 31, 2021 and 2020, the Company had an allowance for credit losses of $10 million on its reinsurance recoverable balances.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
At December 31, 2021, the Company had $15.1 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $13.0 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.1 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2020, the Company had $15.1 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $12.9 billion, or 85%, were with the Company’s five largest ceded reinsurers, including $4.0 billion of net ceded reinsurance recoverables which were unsecured.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Premiums
Direct premiums	$1,440	$1,509	$1,651
Reinsurance assumed	(12)	10	10
Reinsurance ceded	(721)	(753)	(779)
Net premiums	$707	$766	$882
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$4,211	$4,022	$4,048
Reinsurance assumed	44	48	72
Reinsurance ceded	(619)	(607)	(540)
Net universal life and investment-type product policy fees	$3,636	$3,463	$3,580
Other revenues
Direct other revenues	$373	$351	$366
Reinsurance assumed	4	16	1
Reinsurance ceded	69	46	22
Net other revenues	$446	$413	$389
Policyholder benefits and claims
Direct policyholder benefits and claims	$4,984	$7,545	$5,441
Reinsurance assumed	100	103	36
Reinsurance ceded	(1,641)	(1,937)	(1,807)
Net policyholder benefits and claims	$3,443	$5,711	$3,670
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2021				2020
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$634	$(9)	$15,469	$16,094	$728	$6	$15,424	$16,158
Liabilities
Future policy benefits	$43,682	$125	$—	$43,807	$44,329	$119	$—	$44,448
Policyholder account balances	$63,163	$3,688	$—	$66,851	$51,451	$3,057	$—	$54,508
Other policy-related balances	$1,813	$1,644	$—	$3,457	$1,723	$1,688	$—	$3,411
Other liabilities	$3,245	$32	$1,227	$4,504	$3,832	$31	$1,148	$5,011

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance at both December 31, 2021 and 2020 were $3.2 billion. The deposit liabilities on reinsurance were $3.3 billion and $2.6 billion at December 31, 2021 and 2020, respectively.
6. Investments
See Note 8 for information about the fair value hierarchy for investments and the related valuation methodologies. In connection with the adoption of new guidance related to the credit losses, effective January 1, 2020, the Company updated its accounting policies on certain investments. Any accounting policy updates required by the new guidance are described in this footnote.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2021					December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$35,326	$2	$3,946	$189	$39,081	$32,608	$2	$5,370	$70	$37,906
Foreign corporate	10,916	7	906	109	11,706	10,060	—	1,501	50	11,511
U.S. government and agency	7,301	—	2,066	60	9,307	6,007	—	2,637	6	8,638
RMBS	8,878	—	432	51	9,259	7,653	—	644	3	8,294
CMBS	6,976	2	333	25	7,282	6,207	—	592	9	6,790
State and political subdivision	3,995	—	846	6	4,835	3,673	—	967	—	4,640
ABS	4,261	—	33	14	4,280	2,834	—	60	10	2,884
Foreign government	1,593	—	244	5	1,832	1,487	—	346	1	1,832
Total fixed maturity securities	$79,246	$11	$8,806	$459	$87,582	$70,529	$2	$12,117	$149	$82,495
The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million and $5 million at December 31, 2021 and 2020, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2021:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$947	$10,060	$16,916	$31,208	$20,115	$79,246
Estimated fair value	$960	$10,443	$17,893	$37,465	$20,821	$87,582
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

	December 31, 2021				December 31, 2020
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$5,131	$113	$888	$76	$1,737	$57	$185	$13
Foreign corporate	2,044	62	326	47	254	8	387	42
U.S. government and agency	1,716	40	222	20	236	6	—	—
RMBS	3,488	51	32	—	180	2	22	1
CMBS	1,401	21	95	4	332	7	44	2
State and political subdivision	356	6	7	—	48	—	—	—
ABS	2,459	13	93	1	506	3	629	7
Foreign government	278	4	18	1	54	1	—	—
Total fixed maturity securities	$16,873	$310	$1,681	$149	$3,347	$84	$1,267	$65
Total number of securities in an unrealized loss position	2,454		369		667		244
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $534 million and $514 million at December 31, 2021 and 2020, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $11 million, relating to eight securities at December 31, 2021. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	CMBS	Foreign Corporate	Total
	(In millions)
Balance at January 1, 2020	$3	$—	$1	$4
Allowance on securities where credit losses were not previously recorded	3	—	1	4
Reductions for securities sold	(1)	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	(1)	(1)
Write-offs charged against allowance (1)	(3)	—	(1)	(4)
Balance at December 31, 2020	2	—	—	2
Allowance on securities where credit losses were not previously recorded	2	2	7	11
Reductions for securities sold	(2)	—	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—
Write-offs charged against allowance (1)	—	—	—	—
Balance at December 31, 2021	$2	$2	$7	$11
_______________
(1)The Company recorded total write-offs of $5 million and $13 million for the years ended December 31, 2021 and 2020, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2021		2020
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,187	61.4%	$9,714	61.4%
Agricultural	4,163	21.0	3,538	22.4
Residential	3,623	18.2	2,650	16.8
Total mortgage loans (1)	19,973	100.6	15,902	100.6
Allowance for credit losses	(123)	(0.6)	(94)	(0.6)
Total mortgage loans, net	$19,850	100.0%	$15,808	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $2.1 billion and $815 million for the years ended December 31, 2021 and 2020, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both December 31, 2021 and 2020. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $95 million and $89 million at December 31, 2021 and 2020, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2019	$47	$10	$7	$64
Cumulative effect of change in accounting principle	(20)	7	15	2
Balance at January 1, 2020	27	17	22	66
Current period provision	17	(2)	13	28
Balance at December 31, 2020	44	15	35	94
Current period provision	23	(3)	7	27
PCD credit allowance	—	—	2	2
Balance at December 31, 2021	$67	$12	$44	$123
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	December 31,
	2021	2020
	(In millions)
Purchase price	$462	$159
Allowance at acquisition date	2	3
Discount or premium attributable to other factors	(29)	(2)
Par value	$435	$160

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2021	2020	2019	2018	2017	Prior	Total
	(In millions)
December 31, 2021
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$2,771	$437	$1,539	$986	$554	$3,303	$9,590
65% to 75%	633	92	383	406	128	481	2,123
76% to 80%	—	—	55	29	59	31	174
Greater than 80%	—	—	—	30	—	270	300
Total commercial mortgage loans	3,404	529	1,977	1,451	741	4,085	12,187
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	1,150	541	510	674	292	633	3,800
65% to 75%	114	77	61	26	33	52	363
Total agricultural mortgage loans	1,264	618	571	700	325	685	4,163
Residential mortgage loans
Performing	1,124	202	270	230	132	1,606	3,564
Nonperforming	1	—	3	3	1	51	59
Total residential mortgage loans	1,125	202	273	233	133	1,657	3,623
Total	$5,793	$1,349	$2,821	$2,384	$1,199	$6,427	$19,973

	2020	2019	2018	2017	2016	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2021		2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,289	84.4%	$9,450	97.3%
1.00x - 1.20x	596	4.9	204	2.1
Less than 1.00x	1,302	10.7	60	0.6
Total	$12,187	100.0%	$9,714	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2021 and 2020. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At December 31, 2021 and 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2021				2020
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,187	$4,163	$3,550	$19,900	$9,714	$3,538	$2,575	$15,827
30-59 days past due	—	—	14	14	—	—	9	9
60-89 days past due	—	—	14	14	—	—	24	24
90-179 days past due	—	—	29	29	—	—	27	27
180+ days past due	—	—	16	16	—	—	15	15
Total	$12,187	$4,163	$3,623	$19,973	$9,714	$3,538	$2,650	$15,902

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At December 31, 2021 and 2020, $30 million and $38 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2021	$—	$—	$59	$59
December 31, 2020	$—	$—	$66	$66
_______________
(1)The Company had $0 and $7 million of residential mortgage loans in nonaccrual status for which there was no related allowance for credit losses for the years ended December 31, 2021 and 2020, respectively.
Current period investment income on mortgage loans in nonaccrual status was $1 million and $2 million for the years ended December 31, 2021 and 2020, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the years ended December 31, 2021 and 2020.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes FHLB stock, tax credit and renewable energy partnerships and leveraged leases.
Leveraged Leases
The carrying value of leveraged leases was $49 million and $50 million at December 31, 2021 and 2020, respectively. The allowance for credit losses was $13 million, at both December 31, 2021 and 2020. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 11 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2021 and 2020, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, DSI and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities	$8,347	$11,968	$6,957
Derivatives	329	173	245
Other	(29)	(16)	(13)
Subtotal	8,647	12,125	7,189
Amounts allocated from:
Future policy benefits	(2,903)	(4,313)	(2,692)
DAC, VOBA and DSI	(403)	(520)	(341)
Subtotal	(3,306)	(4,833)	(3,033)
Deferred income tax benefit (expense)	(1,121)	(1,531)	(873)
Net unrealized investment gains (losses)	$4,220	$5,761	$3,283
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$5,761	$3,283	$763
Unrealized investment gains (losses) during the year	(3,478)	4,936	5,247
Unrealized investment gains (losses) relating to:
Future policy benefits	1,410	(1,621)	(1,806)
DAC, VOBA and DSI	117	(179)	(251)
Deferred income tax benefit (expense)	410	(658)	(670)
Balance at December 31,	$4,220	$5,761	$3,283
Change in net unrealized investment gains (losses)	$(1,541)	$2,478	$2,520
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2021 and 2020.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2021	2020
	(In millions)
Securities on loan: (1)
Amortized cost	$3,573	$2,373
Estimated fair value	$4,539	$3,603
Cash collateral received from counterparties (2)	$4,611	$3,674
Securities collateral received from counterparties (3)	$2	$—
Reinvestment portfolio — estimated fair value	$4,730	$3,830
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
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2021				December 31, 2020
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,094	$2,125	$1,391	$4,610	$937	$2,300	$437	$3,674
U.S. corporate	1	—	—	1	—	—	—	—
Total	$1,095	$2,125	$1,391	$4,611	$937	$2,300	$437	$3,674
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2021 was $1.1 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and short-term investments at December 31, 2021. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2021	2020
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$10,000	$10,135
Invested assets held in trust (reinsurance agreements) (2)	6,029	5,717
Invested assets pledged as collateral (3)	5,116	5,595
Total invested assets on deposit, held in trust and pledged as collateral	$21,145	$21,447
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $25 million and $60 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2021 and 2020, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $119 million and $101 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2021 and 2020, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $70 million and $39 million at redemption value at December 31, 2021 and 2020, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.3 billion at December 31, 2021. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.7 billion at December 31, 2021. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2021, 2020 and 2019. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2021, 2020 and 2019. Aggregate total assets of these entities totaled $811.9 billion and $504.0 billion at December 31, 2021 and 2020, respectively. Aggregate total liabilities of these entities totaled $103.2 billion and $63.0 billion at December 31, 2021 and 2020, respectively. Aggregate net income (loss) of these entities totaled $22.6 billion, $37.7 billion and $33.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2021 or 2020.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2021		2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$16,472	$15,802	$13,665	$12,581
Limited partnerships and LLCs	3,679	5,115	2,319	3,578
Total	$20,151	$20,917	$15,984	$16,159

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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and to a lesser extent tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 15.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Investment income:
Fixed maturity securities	$2,832	$2,700	$2,673
Equity securities	5	6	8
Mortgage loans	689	666	680
Policy loans	65	56	67
Limited partnerships and LLCs (1)	1,391	240	220
Cash, cash equivalents and short-term investments	5	49	93
Other	44	54	41
Total investment income	5,031	3,771	3,782
Less: Investment expenses	150	170	203
Net investment income	$4,881	$3,601	$3,579
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $1.3 billion, $225 million and $181 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Fixed maturity securities	$(21)	$297	$106
Equity securities	—	—	17
Mortgage loans	(27)	(27)	(10)
Limited partnerships and LLCs	—	(3)	7
Other	(11)	11	(8)
Total net investment gains (losses)	$(59)	$278	$112
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Proceeds	$6,329	$3,218	$9,259
Gross investment gains	$99	$390	$257
Gross investment losses	(103)	(78)	(151)
Net investment gains (losses)	$(4)	$312	$106
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
Equity Market Derivatives
Equity index options: The Company uses equity index options primarily to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity index options to hedge index-linked annuity products and certain invested assets against adverse changes in equity markets. Certain of these contracts may also contain settlement provisions linked to interest rates (“hybrid options”). Equity index options are used in non-qualifying hedging relationships.
Equity total return swaps: The Company uses equity total return swaps to hedge minimum guarantees embedded in certain variable annuity products against adverse changes in equity markets. Additionally, the Company uses equity total return swaps to hedge index-linked annuity products against adverse changes in equity markets. Equity total return swaps are used in non-qualifying hedging relationships.
Equity variance swaps: The Company uses equity variance swaps to hedge minimum guarantees embedded in certain variable annuity products offered by the Company. Equity variance swaps are used in non-qualifying hedging relationships.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		December 31,
		2021			2020
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$180	$30	$—	$290	$66	$—
Foreign currency swaps	Foreign currency exchange rate	3,282	229	22	2,812	134	112
Total qualifying hedges		3,462	259	22	3,102	200	112
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,595	325	17	2,295	463	—
Interest rate caps	Interest rate	5,100	29	4	2,350	2	—
Interest rate options	Interest rate	8,050	83	—	25,980	712	122
Interest rate forwards	Interest rate	9,808	627	109	8,086	851	78
Foreign currency swaps	Foreign currency exchange rate	967	96	21	1,000	86	32
Foreign currency forwards	Foreign currency exchange rate	483	3	4	201	—	—
Credit default swaps — purchased	Credit	—	—	—	18	—	—
Credit default swaps — written	Credit	1,724	39	1	1,755	41	—
Credit default swaptions	Credit	150	—	—	100	—	—
Equity index options	Equity market	24,692	1,155	877	30,976	1,071	838
Equity variance swaps	Equity market	281	9	1	1,098	13	20
Equity total return swaps	Equity market	32,719	493	588	15,056	143	822
Hybrid options	Equity market	900	8	—	600	—	—
Total non-designated or non-qualifying derivatives		87,469	2,867	1,622	89,515	3,382	1,912
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	186	—	N/A	283	—
Direct index-linked annuities	Other	N/A	—	6,211	N/A	—	3,855
Direct guaranteed minimum benefits	Other	N/A	—	1,848	N/A	—	2,920
Assumed index-linked annuities	Other	N/A	—	437	N/A	—	382
Total embedded derivatives		N/A	186	8,496	N/A	283	7,157
Total		$90,931	$3,312	$10,140	$92,617	$3,865	$9,181
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2021 and 2020. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items presented in net derivative gains (losses) were as follows:

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$2	$—	$3	$(20)
Foreign currency exchange rate derivatives	10	(4)	36	191
Total cash flow hedges	12	(4)	39	171
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	(717)	—	—	—
Foreign currency exchange rate derivatives	57	(7)	—	—
Credit derivatives	17	—	—	—
Equity market derivatives	(486)	—	—	—
Embedded derivatives	(1,341)	—	—	—
Total non-qualifying hedges	(2,470)	(7)	—	—
Total	$(2,458)	$(11)	$39	$171

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$2	$—	$3	$77
Foreign currency exchange rate derivatives	15	(7)	37	(129)
Total cash flow hedges	17	(7)	40	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	3,565	—	—	—
Foreign currency exchange rate derivatives	(16)	(7)	—	—
Credit derivatives	18	—	—	—
Equity market derivatives	(1,367)	—	—	—
Embedded derivatives	(2,221)	—	—	—
Total non-qualifying hedges	(21)	(7)	—	—
Total	$(4)	$(14)	$40	$(52)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2019
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate derivatives	$32	$—	$2	$25
Foreign currency exchange rate derivatives	25	(29)	34	15
Total cash flow hedges	57	(29)	36	40
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives	1,589	—	—	—
Foreign currency exchange rate derivatives	22	(3)	—	—
Credit derivatives	44	—	—	—
Equity market derivatives	(2,476)	—	—	—
Embedded derivatives	(1,192)	—	—	—
Total non-qualifying hedges	(2,013)	(3)	—	—
Total	$(1,956)	$(32)	$36	$40
At December 31, 2021 and 2020, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was two years and three years, respectively.
At December 31, 2021 and 2020, the balance in AOCI associated with cash flow hedges was $329 million and $173 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2021			2020
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$12	$589	2.4	$15	$683	2.9
Baa	27	1,131	5.0	26	1,072	5.2
Caa and Lower	(1)	4	4.0	—	—	0.0
Total	$38	$1,724	4.1	$41	$1,755	4.3
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2021
Derivative assets	$3,128	$(1,155)	$(1,494)	$479	$(413)	$66
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
December 31, 2020
Derivative assets	$3,588	$(1,342)	$(1,340)	$906	$(840)	$66
Derivative liabilities	$2,010	$(1,342)	$—	$668	$(630)	$38
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2021	2020
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$477	$668
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$839	$1,205
_______________
(1)After taking into consideration the existence of netting agreements.

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
8. Fair Value
When developing estimated fair values, the Company considers three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. The Company determines the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs, giving priority to observable inputs. The Company categorizes its assets and liabilities measured at estimated fair value into a three level hierarchy, based on the significant input with the lowest level in its valuation. The input levels are as follows:

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

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$38,176	$905	$39,081
Foreign corporate	—	11,212	494	11,706
U.S. government and agency	3,236	6,071	—	9,307
RMBS	—	9,247	12	9,259
CMBS	—	7,239	43	7,282
State and political subdivision	—	4,835	—	4,835
ABS	—	4,115	165	4,280
Foreign government	—	1,806	26	1,832
Total fixed maturity securities	3,236	82,701	1,645	87,582
Equity securities	27	61	13	101
Short-term investments	1,503	336	2	1,841
Derivative assets: (1)
Interest rate	—	1,094	—	1,094
Foreign currency exchange rate	—	318	10	328
Credit	—	27	12	39
Equity market	—	1,649	16	1,665
Total derivative assets	—	3,088	38	3,126
Embedded derivatives within asset host contracts (2)	—	—	186	186
Separate account assets	41	114,423	—	114,464
Total assets	$4,807	$200,609	$1,884	$207,300
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$130	$—	$130
Foreign currency exchange rate	—	47	—	47
Credit	—	—	1	1
Equity market	—	1,465	1	1,466
Total derivative liabilities	—	1,642	2	1,644
Embedded derivatives within liability host contracts (2)	—	—	8,496	8,496
Total liabilities	$—	$1,642	$8,498	$10,140

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2021.
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

					December 31, 2021			December 31, 2020			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.13%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.25%	-	15.00%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.66%	-	22.21%	Increase (5)
			•	Nonperformance risk spread	(0.38)%	-	1.49%	0.47%	-	1.97%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	State and Political Subdivision	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2020	$461	$117	$73	$—	$8	$5	$16	$(4,031)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	—	—	—	9	(2,221)	—
Total realized/unrealized gains (losses) included in AOCI	(3)	1	—	—	—	—	(9)	—	—
Purchases (7)	409	58	—	—	—	—	—	—	—
Sales (7)	(117)	(5)	—	—	—	(5)	(14)	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(622)	—
Transfers into Level 3 (8)	186	11	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(242)	(115)	(73)	—	(5)	—	—	—	—
Balance, December 31, 2020	688	67	—	—	3	—	2	(6,874)	3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	—	1	(1,341)	—
Total realized/unrealized gains (losses) included in AOCI	(7)	—	—	—	—	—	12	—	—
Purchases (7)	951	202	—	26	10	2	20	—	—
Sales (7)	(53)	(12)	—	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	—	(95)	—
Transfers into Level 3 (8)	52	—	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(231)	(37)	—	—	—	—	1	—	(3)
Balance, December 31, 2021	$1,399	$220	$—	$26	$13	$2	$36	$(8,310)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2019 (9)	$—	$—	$1	$—	$—	$—	$(10)	$(1,450)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (9)	$(5)	$—	$—	$—	$—	$—	$(4)	$(2,297)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (9)	$(2)	$—	$—	$—	$—	$—	$(11)	$(874)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2020 (9)	$(3)	$1	$—	$—	$—	$—	$(9)	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2021 (9)	$(6)	$—	$—	$—	$—	$—	$12	$—	$—
Gains (Losses) Data for the year ended December 31, 2019:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$—	$1	$1	$—	$—	$—	$(12)	$(1,192)	$—
Total realized/unrealized gains (losses) included in AOCI	$15	$2	$(1)	$—	$—	$—	$(1)	$—	$—
_______________

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
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income, and payables for collateral under securities loaned and other transactions. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$19,850	$—	$—	$20,656	$20,656
Policy loans	$1,264	$—	$508	$1,148	$1,656
Other invested assets	$82	$—	$70	$12	$82
Premiums, reinsurance and other receivables	$3,242	$—	$20	$3,749	$3,769
Liabilities
Policyholder account balances	$23,637	$—	$—	$23,614	$23,614
Long-term debt	$3,157	$—	$3,504	$—	$3,504
Other liabilities	$854	$—	$138	$716	$854
Separate account liabilities	$1,440	$—	$1,440	$—	$1,440

	December 31, 2020
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$15,808	$—	$—	$16,926	$16,926
Policy loans	$1,291	$—	$512	$1,530	$2,042
Other invested assets	$51	$—	$39	$12	$51
Premiums, reinsurance and other receivables	$3,277	$—	$90	$3,975	$4,065
Liabilities
Policyholder account balances	$17,497	$—	$—	$19,100	$19,100
Long-term debt	$3,436	$—	$3,858	$—	$3,858
Other liabilities	$807	$—	$163	$644	$807
Separate account liabilities	$1,334	$—	$1,334	$—	$1,334

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
			2021		2020
	Stated Interest Rate	Maturity	Face Value	Carrying Value	Face Value	Carrying Value
			(In millions)
Senior notes (1)	3.700%	2027	$757	$755	$1,300	$1,294
Senior notes (1)	5.625%	2030	615	614	615	614
Senior notes (1)	4.700%	2047	1,014	1,000	1,150	1,134
Senior notes (1)	3.850%	2051	400	396	—	—
Junior subordinated debentures (1)	6.250%	2058	375	363	375	363
Other long-term debt (2)	7.028%	2030	29	29	31	31
Total long-term debt (3)			$3,190	$3,157	$3,471	$3,436
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
(3)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $33 million and $35 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2021 and 2020, respectively.
The aggregate maturities of long-term debt at December 31, 2021 were $2 million in each of 2022, 2023 and 2024, $3 million in each of 2025 and 2026, and $3.2 billion thereafter.
Unsecured senior notes rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $163 million, $184 million and $191 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in other expenses.
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Revolving Credit Facility (as defined below) contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company’ subsidiaries. At December 31, 2021, the Company was in compliance with these financial covenants.
Senior Notes
In November 2021, BHF used the net proceeds from the issuances of the Series D Depositary Shares (as defined in Note 10) and the 2051 Senior Notes (as defined below) to repurchase $543 million principal amount of senior notes due 2027 and $136 million principal amount of senior notes due 2047. In connection with this repurchase, BHF recorded a premium of $71 million paid in excess of the debt principal and wrote off $4 million of unamortized debt issuance costs, which is included in other expenses.
In November 2021, BHF issued $400 million aggregate principal amount of senior notes due December 2051 (the “2051 Senior Notes”) for aggregate net cash proceeds of $396 million. The 2051 Senior Notes bear interest at a fixed rate of 3.850%, payable semi-annually.

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
Credit Facilities
Revolving Credit Facility
At December 31, 2021, BHF maintains a $1.0 billion senior unsecured revolving credit facility maturing May 7, 2024 (the “Revolving Credit Facility”), which may be used for revolving loans or letters of credit. At December 31, 2021, there were no borrowings or letters of credit outstanding under the Revolving Credit Facility.
Term Loan Facility
During the second quarter of 2020, BHF used the aggregate net proceeds from the issuances of the 2030 Senior Notes and the Series B Depositary Shares (as defined in Note 10) to repay $1.0 billion of borrowings outstanding under an unsecured term loan facility and terminated the facility without penalty.
For the years ended December 31, 2021, 2020 and 2019, fees associated with these credit facilities were not significant.
Committed Facilities
Reinsurance Financing Arrangement
At December 31, 2021, Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $12.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2021, there were no borrowings and there was $11.3 billion of funding available under this financing arrangement. For the years ended December 31, 2021, 2020 and 2019, the Company recognized commitment fees of $34 million, $30 million and $41 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2021, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion for a term of up to three years. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2021, there were no borrowings under the Repurchase Facilities. For the years ended December 31, 2021, 2020 and 2019, fees associated with the Repurchase Facilities were not significant.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	December 31,
	2021			2020
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000	—	—	—
Not designated	99,929,900	—	—	99,943,900	—	—
Total	100,000,000	70,100	70,100	100,000,000	56,100	56,100
In November 2021, BHF issued depositary shares (the “Series D Depositary Shares”), each representing a 1/1,000th ownership interest in a share of BHF’s perpetual 4.625% Series D non-cumulative preferred stock (the “Series D Preferred Stock”) and in the aggregate representing 14,000 shares of Series D Preferred Stock, with a stated amount of $25,000 per share, for aggregate net cash proceeds of $339 million. Dividends, if declared, will be payable commencing on March 25, 2022 and will accrue and be payable quarterly, in arrears, at an annual rate of 4.625% on the stated amount per share. In connection with the issuance of the Series D Depositary Shares and the underlying Series D Preferred Stock, BHF incurred $11 million of issuance costs, which have been recorded as a reduction of additional paid-in capital.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
The Series A Preferred Stock, the Series B Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock (together, the “Preferred Stock”) rank equally with each other. The Preferred Stock ranks senior to common stock with respect to the payment of dividends and distributions of assets upon liquidation, dissolution or winding-up of the Company. Holders of the Preferred Stock are not entitled to any other amounts from the Company after they have received their full liquidation preference and do not have voting rights except in certain limited circumstances, including where dividends have not been paid in full for at least six dividend payment periods, whether or not such periods are consecutive. In such circumstances, the holders of the Preferred Stock, and, in turn, the underlying depositary shares, will have certain voting rights with respect to the election of additional directors to the BHF Board of Directors, as provided in the Certificate of Designations for each series of Preferred Stock.
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
The Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company or its subsidiaries and is not subject to any mandatory redemption, sinking fund, retirement fund, purchase fund or similar provisions. Each series of the Preferred Stock is redeemable at the Company’s option in whole or in part on or after a specified optional redemption date applicable to that series (March 25, 2024 for the Series A Preferred Stock, June 25, 2025 for the Series B Preferred Stock, December 25, 2025 for the Series C Preferred Stock and December 25, 2026 for the Series D Preferred Stock) at a redemption price equal to $25,000 per share, plus any accrued but unpaid dividends. Prior to the optional redemption date applicable to each series of Preferred Stock, the Preferred Stock is redeemable at the Company’s option in whole but not in part within 90 days of the occurrence of (i) a specified rating agency event or (ii) a specified regulatory capital event, in each case at a specified redemption price.
The declaration, record and payment dates, as well as per share and aggregate dividend amounts for BHF’s preferred stock by series for the years ended December 31, 2021, 2020 and 2019 were as follows:

			Series A		Series B		Series C
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
			(In millions, except per share data)
November 15, 2021	December 10, 2021	December 27, 2021	$412.50	$7	$421.88	$6	$335.94	$8
August 16, 2021	September 10, 2021	September 27, 2021	412.50	7	421.88	7	335.94	8
May 17, 2021	June 10, 2021	June 25, 2021	412.50	7	421.88	7	335.94	7
February 16, 2021	March 10, 2021	March 25, 2021	412.50	7	421.88	7	466.58	11
			$1,650.00	$28	$1,687.52	$27	$1,474.40	$34

November 16, 2020	December 10, 2020	December 28, 2020	$412.50	$7	$421.88	$6	$—	$—
August 17, 2020	September 10, 2020	September 25, 2020	412.50	7	595.31	10	—	—
May 15, 2020	June 10, 2020	June 25, 2020	412.50	7	—	—	—	—
February 14, 2020	March 10, 2020	March 25, 2020	412.50	7	—	—	—	—
			$1,650.00	$28	$1,017.19	$16	$—	$—

November 15, 2019	December 10, 2019	December 26, 2019	$412.50	$7	$—	$—	$—	$—
August 15, 2019	September 10, 2019	September 25, 2019	412.50	7	—	—	—	—
May 15, 2019	June 10, 2019	June 25, 2019	412.50	7	—	—	—	—
			$1,237.50	$21	$—	$—	$—	$—
See Note 16 for information relating to preferred dividends declared subsequent to December 31, 2021.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Common Stock
Changes in common shares outstanding were as follows:

	Years Ended December 31,
	2021	2020	2019
Shares outstanding at beginning of year	88,211,618	106,027,301	117,532,336
Shares issued	510,919	354,652	199,853
Shares repurchased (1)	(10,852,465)	(18,170,335)	(11,704,888)
Shares outstanding at end of year	77,870,072	88,211,618	106,027,301
_______________
(1)Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.
On August 2, 2021, BHF authorized the repurchase of up to $1.0 billion of its common stock, which is in addition to the $200 million repurchase announced on February 10, 2021. Repurchases under the August 2, 2021 authorization may be made through open market purchases, including pursuant to a 10b5-1 plan or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.
During the years ended December 31, 2021, 2020 and 2019, BHF repurchased 10,703,165 shares, 18,097,084 shares and 11,658,208 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $499 million, $473 million and $442 million, respectively. At December 31, 2021, BHF had $781 million remaining under its common stock repurchase program.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance shares, performance share units (“PSU”), or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan (the “ESPP”). The aggregate number of authorized shares available for issuance at December 31, 2021 under the Company’s various share-based compensation plans was 6,241,114. The Company issues new shares to satisfy vested RSUs and PSUs, as well as stock option exercises.
All share-based compensation is measured at fair value as of the grant date. The Company recognizes compensation expense related to share-based awards based on the number of awards expected to vest, which for some award types represent the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant and actual forfeitures for other award types. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, the Company recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable. Compensation expense related to share-based awards, which is included in other expenses, is principally related to the issuance of restricted stock units and performance share units with other costs incurred relating to stock options. The Company grants the majority of each year’s awards in the first quarter of the year.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
RSUs	$13	$15	$15
PSUs	9	5	4
Stock options	—	—	1
Employee stock purchase plan	1	1	1
Total share-based compensation expense	$23	$21	$21
Income tax benefit	$5	$4	$4
At December 31, 2021, unrecognized share-based compensation and the weighted average remaining recognition period was $8 million and 0.8 years, respectively, for RSUs and $14 million and 1.3 years, respectively, for PSUs.
Equity Awards
Restricted Stock Units
RSUs are units that, if vested, are payable in shares of BHF common stock. The Company does not credit RSUs with dividend-equivalents as RSUs do not accrue dividends. Accordingly, the estimated fair value of RSUs is based upon the closing price of shares on the date of grant. Most RSUs use graded vesting and vest in thirds on, or shortly after, the first three anniversaries of their grant date, while other RSUs vest in their entirety on the specified anniversary of their grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances.
Performance Share Units
PSUs are units that, if vested, are multiplied by a performance factor to produce a final number of BHF common stock shares. PSUs cliff vest at the end of a three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. The performance factors are based on the achievement of corporate expense reduction, capital return, net cash flow to Brighthouse Holdings, LLC and statutory expense ratio targets over the respective performance period depending on year of issue.
For awards granted for performance periods in progress through December 31, 2021, the vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the performance factor at its discretion.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	791,100	$37.80	453,971	$38.64
Granted	309,036	$41.81	310,402	$41.26
Performance factor adjustment	—	$—	17,110	$48.10
Forfeited	327	$40.80	(4,220)	$41.26
Vested	(375,886)	$39.14	(74,157)	$48.10
Nonvested at December 31, 2021	724,577	$38.80	703,106	$39.01

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2020 and 2019, was $35.68 and $38.81, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2020 and 2019, was $35.84 and $38.97, respectively. The total fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019, was $15 million, $10 million and $6 million, respectively. The total fair value of PSUs that vested during the years ended December 31, 2021, 2020 and 2019, was $4 million, $0 and $0, respectively.
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life. At December 31, 2021, there were 187,371 stock options outstanding and exercisable with a weighted average exercise price of $53.47 and aggregate intrinsic value of $0, which expire on February 29, 2028. During the year ended December 31, 2021, there were no stock options granted, exercised, forfeited or expired. During the years ended December 31, 2020 and 2019, no stock options were granted or exercised.
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchase common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2021, 2020 and 2019, employees purchased 73,999 shares, 117,950 shares and 68,897 shares, respectively. The weighted average per share fair value of the discount under the ESPP was $10.06, $8.34 and $6.99 during the years ended December 31, 2021, 2020 and 2019, respectively, which was recorded in other expenses.
Statutory Financial Information
The states of domicile of the Company’s insurance subsidiaries impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The requirements are used by regulators to assess the minimum amount of statutory capital needed for an insurance company to support its operations, based on its size and risk profile. RBC is based on the statutory financial statements and is calculated in a manner prescribed by the NAIC, with the RBC ratio equal to the Company’s Total Adjusted Capital (“TAC”) divided by the Company Action Level. Companies below specific trigger levels or RBC ratios are subject to specified corrective action. The minimum level of TAC before corrective action commences is the Company Action Level RBC. The RBC ratios for the Company’s insurance subsidiaries were each in excess of 400% for all periods presented.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2021	2020	2019
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(156)	$(979)	$1,074
New England Life Insurance Company	Massachusetts	$40	$105	$61
Statutory capital and surplus was as follows at:

	December 31,
Company	2021	2020
	(In millions)
Brighthouse Life Insurance Company	$7,763	$7,410
New England Life Insurance Company	$139	$150
The Company has a reinsurance subsidiary, BRCD which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $8.6 billion and $8.0 billion for the years ended December 31, 2021 and 2020, respectively.
The statutory net income (loss) of BRCD was $543 million, $145 million and ($316) million for the years ended December 31, 2021, 2020 and 2019, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $644 million and $624 million at December 31, 2021 and 2020, respectively.
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2022	2021	2020	2019
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$1,475	$550	$1,250	$—
New England Life Insurance Company	$37	$44	$61	$131
______________
(1)Reflects dividend amounts that may be paid during 2022 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2022, some or all of such dividends may require regulatory approval.
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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. During the year ended December 31, 2021, BRCD paid an extraordinary dividend in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million. During the year ended December 31, 2020, BRCD paid an extraordinary dividend in the form of invested assets of $423 million and the settlement of affiliated reinsurance balances of $177 million, which was approved by the Delaware Commissioner in December 2019. BRCD did not pay any extraordinary dividends during the year ended December 31, 2019. During each of the years ended December 31, 2021, 2020 and 2019, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2018	$576	$187	$(27)	$(20)	$716
OCI before reclassifications	3,285	40	12	(10)	3,327
Deferred income tax benefit (expense) (3)	(690)	(8)	—	2	(696)
AOCI before reclassifications, net of income tax	3,171	219	(15)	(28)	3,347
Amounts reclassified from AOCI	(76)	(59)	—	—	(135)
Deferred income tax benefit (expense) (3)	16	12	—	—	28
Amounts reclassified from AOCI, net of income tax	(60)	(47)	—	—	(107)
Balance at December 31, 2019	3,111	172	(15)	(28)	3,240
OCI before reclassifications (2)	3,511	(52)	20	(14)	3,465
Deferred income tax benefit (expense) (3)	(737)	11	(13)	4	(735)
AOCI before reclassifications, net of income tax	5,885	131	(8)	(38)	5,970
Amounts reclassified from AOCI	(303)	(20)	—	1	(322)
Deferred income tax benefit (expense) (3)	64	4	—	—	68
Amounts reclassified from AOCI, net of income tax	(239)	(16)	—	1	(254)
Balance at December 31, 2020	5,646	115	(8)	(37)	5,716
OCI before reclassifications	(2,122)	171	1	(3)	(1,953)
Deferred income tax benefit (expense) (3)	446	(36)	—	—	410
AOCI before reclassifications, net of income tax	3,970	250	(7)	(40)	4,173
Amounts reclassified from AOCI	15	(15)	—	(1)	(1)
Deferred income tax benefit (expense) (3)	(3)	3	—	—	—
Amounts reclassified from AOCI, net of income tax	12	(12)	—	(1)	(1)
Balance at December 31, 2021	$3,982	$238	$(7)	$(41)	$4,172
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.
(3)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.
Information regarding amounts reclassified out of each component of AOCI was as follows:

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2021	2020	2019
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(4)	$318	$113	Net investment gains (losses)
Net unrealized investment gains (losses)	(11)	(15)	(37)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(15)	303	76
Income tax (expense) benefit	3	(64)	(16)
Net unrealized investment gains (losses), net of income tax	(12)	239	60
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	2	2	32	Net derivative gains (losses)
Interest rate swaps	3	3	2	Net investment income
Foreign currency swaps	10	15	25	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	15	20	59
Income tax (expense) benefit	(3)	(4)	(12)
Gains (losses) on cash flow hedges, net of income tax	12	16	47
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	1	(1)	—
Amortization of defined benefit plans, before income tax	1	(1)	—
Amortization of defined benefit plans, net of income tax	1	(1)	—
Total reclassifications, net of income tax	$1	$254	$107
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
Other revenues consisted primarily of 12b-1 fees of $360 million, $325 million and $336 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Compensation	$385	$346	$333
Contracted services and other labor costs	280	281	287
Transition services agreements	124	127	245
Establishment costs	98	112	118
Premium and other taxes, licenses and fees	52	44	48
Separate account fees	508	466	488
Volume related costs, excluding compensation, net of DAC capitalization	682	625	636
Interest expense on debt	163	184	191
Debt repayment costs	75	43	—
Other	84	125	145
Total other expenses	$2,451	$2,353	$2,491
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 9 for attribution of interest expense by debt issuance.
12. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2021, 2020 and 2019, the total employer contributions for the qualified defined contribution plan were $18 million, $17 million and $15 million, respectively, and the total expense recognition for the non-qualified defined contribution plans were $9 million, $7 million and $6 million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $174 million and $182 million at December 31, 2021 and 2020, respectively. This plan was fully funded at both December 31, 2021 and 2020 with assets in excess of the accumulated benefit obligation of $8 million. The Company did not make any employer contributions to this qualified plan during 2020 or 2019.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $105 million and $111 million at December 31, 2021 and 2020, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $69 million and $65 million at December 31, 2021 and 2020, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Employee Benefit Plans (continued)
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. At the time of Separation, BHF established a receivable from MetLife in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable from MetLife under the EMA for future total estimated benefit payments, claims and premiums was $194 million and $197 million at December 31, 2021 and 2020, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Current:
Federal	$32	$30	$(36)
State and local	12	6	4
Subtotal	44	36	(32)
Deferred:
Federal	(149)	(399)	(285)
Provision for income tax expense (benefit)	$(105)	$(363)	$(317)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Tax provision at statutory rate	$(44)	$(298)	$(221)
Tax effect of:
Dividends received deduction	(37)	(42)	(42)
Tax credits	(16)	(25)	(31)
Change in valuation allowance	18	1	—
Return to provision	14	2	(5)
Adjustments to deferred tax	(48)	(5)	(21)
Other, net	8	4	3
Provision for income tax expense (benefit)	$(105)	$(363)	$(317)
Effective tax rate	50%	26%	30%

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2021	2020
	(In millions)
Deferred income tax assets:
Net operating loss carryforwards	$1,254	$1,486
Tax credit carryforwards	151	133
Employee benefits	24	15
Intangibles	42	58
Other	6	—
Total deferred income tax assets	1,477	1,692
Less: Valuation allowance	19	—
Total net deferred income tax assets	1,458	1,692
Deferred income tax liabilities:
Net unrealized investment gains	1,122	1,532
Policyholder liabilities and receivables	404	905
DAC	798	720
Investments, including derivatives	196	154
Other	—	1
Total deferred income tax liabilities	2,520	3,312
Net deferred income tax asset (liability)	$(1,062)	$(1,620)
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2021.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$2,054
Indefinite	3,918
$5,972
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2021.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2022-2025	$—	$18
2026-2030	—	96
2031-2035	—	20
2036-2040	17	—
Indefinite	—	—
	$17	$134
The Company believes that it is more likely than not that the benefit from certain tax credit carryforwards will not be realized. Accordingly, a valuation allowance of $18 million has been established on the deferred tax assets related to the tax credit carryforwards at December 31, 2021.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions)
Balance at January 1,	$35	$35	$35
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$35	$35	$35
Unrecognized tax benefits that, if recognized would impact the effective rate	$35	$35	$35
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2021, 2020 and 2019.
The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2010. Management believes it has established adequate tax liabilities, and final resolution of the audit for the years 2010 and forward is not expected to have a material impact on the Company’s consolidated financial statements.
Tax Sharing Agreements
For the periods prior to the Separation, Brighthouse Financial filed a consolidated federal life and non-life income tax return in accordance with the provisions of the Internal Revenue Code of 1986, as amended. Current taxes (and the benefits of tax attributes such as losses) are allocated to Brighthouse Financial, Inc., and its includable subsidiaries, under the consolidated tax return regulations and a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes will be computed on a modified separate return basis with benefits for losses.
For periods after the Separation, Brighthouse Financial entered into two separate tax sharing agreements. Brighthouse Life Insurance Company and any directly owned life insurance and reinsurance subsidiaries (including Brighthouse Life Insurance Company of NY and BRCD) entered in a tax sharing agreement to join a life consolidated federal income tax return. Brighthouse Financial, Inc. and its includable subsidiaries entered into a tax sharing agreement to join a non-life consolidated federal income tax return. NELICO and the non-life subsidiaries of Brighthouse Life Insurance Company will file their own federal income tax returns. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses.
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive as partial consideration for its contribution of assets to BHF future payments from BHF, equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or are deemed to, realize as a result of the utilization of Brighthouse Financial, Inc. and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2021 and 2020 included in other liabilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
The Company also entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2021, 2020 and 2019, Brighthouse Financial paid MetLife $81 million, $0 and $3 million, respectively, under the tax separation agreement. At December 31, 2021 and 2020, the current income tax liability included $76 million and $136 million, respectively, payable to MetLife related to this agreement.
14. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Years Ended December 31,
	2021	2020	2019
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(197)	$(1,105)	$(761)

Weighted average common shares outstanding — basic	83,783,664	95,350,822	112,508,650
Dilutive effect of share-based awards	—	—	—
Weighted average common shares outstanding — diluted	83,783,664	95,350,822	112,508,650

Earnings per common share:
Basic	$(2.36)	$(11.58)	$(6.76)
Diluted	$(2.36)	$(11.58)	$(6.76)
For the years ended December 31, 2021, 2020 and 2019, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect. See Note 10 for further information on share-based compensation plans.
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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from various state and federal regulators, agencies and officials. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2021.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2021, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company and Brighthouse Life Insurance Company of NY filed a motion to dismiss in June 2021, which was denied in February 2022. The Company intends to vigorously defend this matter.

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
Other Loss Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
In the disputes where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such matters involve assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and in certain of such matters, the counterparty has made a request to arbitrate.
As of December 31, 2021, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $250 million, which are primarily associated with the above reinsurance-related matters. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $719 million and $210 million at December 31, 2021 and 2020, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion and $1.7 billion at December 31, 2021 and 2020, respectively.

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
The Company’s recorded liabilities were $1 million at both December 31, 2021 and 2020 for indemnities, guarantees and commitments.
16. Subsequent Event
Preferred Stock Dividend
On February 15, 2022, BHF declared a dividend of $412.50 per share on its Series A Preferred Stock, $421.88 per share on its Series B Preferred Stock, $335.94 per share on its Series C Preferred Stock and $395.05 per share on its Series D Preferred Stock for a total of $27 million, which will be paid on March 25, 2022 to stockholders of record as of March 10, 2022.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2021
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$7,301	$9,307	$9,307
State and political subdivision	3,995	4,835	4,835
Public utilities	3,628	4,177	4,177
Foreign government	1,593	1,832	1,832
All other corporate bonds	42,202	46,177	46,177
Total bonds	58,719	66,328	66,328
Mortgage-backed and asset-backed securities	20,115	20,821	20,821
Redeemable preferred stock	412	433	433
Total fixed maturity securities	79,246	87,582	87,582
Equity securities:
Non-redeemable preferred stock	70	71	71
Common stock:
Industrial, miscellaneous and all other	24	28	28
Public utilities	—	2	2
Total equity securities	94	101	101
Mortgage loans	19,850		19,850
Policy loans	1,264		1,264
Limited partnerships and LLCs	4,271		4,271
Short-term investments	1,841		1,841
Other invested assets	3,316		3,316
Total investments	$109,882		$118,225
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

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2021 and 2020
(In millions, except share and per share data)

	2021	2020
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $0 and $45, respectively; allowance for credit losses of $0 and $0, respectively)	$—	$47
Short-term investments, principally at estimated fair value	1,168	1,333
Other invested assets, at estimated fair value	3	—
Investment in subsidiary	18,557	20,326
Total investments	19,728	21,706
Cash and cash equivalents	372	262
Premiums and other receivables	197	197
Current income tax recoverable	2	62
Deferred income tax receivable	26	1
Other assets	2	4
Total assets	$20,327	$22,232
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$3,840	$3,858
Other liabilities	345	351
Total liabilities	4,185	4,209
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $1,753 and $1,403, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 121,513,442 and 121,002,523 shares issued, respectively; 77,870,072 and 88,211,618 shares outstanding, respectively	1	1
Additional paid-in capital	14,154	13,878
Retained earnings (deficit)	(642)	(534)
Treasury stock, at cost; 43,643,370 and 32,790,905 shares, respectively	(1,543)	(1,038)
Accumulated other comprehensive income (loss)	4,172	5,716
Total stockholders’ equity	16,142	18,023
Total liabilities and stockholders’ equity	$20,327	$22,232
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Condensed Statements of Operations
Revenues
Net investment income	$1	$7	$20
Other revenues	13	19	24
Net investment gains (losses)	2	—	—
Net derivative gains (losses)	2	8	—
Total revenues	18	34	44
Expenses
Debt repayment costs	77	43	—
Other expenses	179	211	219
Total expenses	256	254	219
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(238)	(220)	(175)
Provision for income tax expense (benefit)	(50)	(45)	(37)
Income (loss) before equity in earnings (losses) of subsidiaries	(188)	(175)	(138)
Equity in earnings (losses) of subsidiaries	80	(886)	(602)
Net income (loss)	(108)	(1,061)	(740)
Less: Preferred stock dividends	89	44	21
Net income (loss) available to common shareholders	$(197)	$(1,105)	$(761)
Comprehensive income (loss)	$(1,652)	$1,415	$1,784
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$(108)	$(1,061)	$(740)
Equity in (earnings) losses of subsidiaries	(80)	886	602
Distributions from subsidiary	310	1,468	195
Other, net	122	68	(16)
Net cash provided by (used in) operating activities	244	1,361	41
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	46	11	194
Purchases of fixed maturity securities	—	(12)	(4)
Cash received in connection with freestanding derivatives	7	—	—
Cash paid in connection with freestanding derivatives	(2)	—	—
Capital contributions to subsidiary	—	—	(412)
Net change in short-term investments	162	(873)	(455)
Net cash provided by (used in) investing activities	213	(874)	(677)
Cash flows from financing activities
Long-term and short-term debt issued	1,464	1,764	2,156
Long-term and short-term debt repaid	(1,484)	(2,590)	(1,716)
Debt repayment costs	(71)	(37)	—
Preferred stock issued, net of issuance costs	339	948	412
Dividends on preferred stock	(89)	(44)	(21)
Treasury stock acquired in connection with share repurchases	(499)	(473)	(442)
Other, net	(7)	(5)	(2)
Net cash provided by (used in) financing activities	(347)	(437)	387
Change in cash and cash equivalents	110	50	(249)
Cash and cash equivalents, beginning of year	262	212	461
Cash and cash equivalents, end of year	$372	$262	$212
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$158	$184	$187
Income tax	$(86)	$(25)	$(4)
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
2. Investment in Subsidiary
During the years ended December 31, 2021, 2020 and 2019, BHF received cash distributions of $310 million, $1.5 billion and $195 million, respectively, from Brighthouse Holdings, LLC (“BH Holdings”) and made cash capital contributions of $0, $0 and $412 million, respectively, to BH Holdings. Distributions received during the years ended December 31, 2021 and 2020 primarily relate to $550 million and $1.3 billion, respectively, of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2021	2020
			(In millions)
Senior notes — unaffiliated	3.700%	2027	$755	$1,294
Senior notes — unaffiliated	5.625%	2030	614	614
Senior notes — unaffiliated	4.700%	2047	1,000	1,134
Senior notes — unaffiliated	3.850%	2051	396	—
Junior subordinated debentures — unaffiliated	6.250%	2058	363	363
Total long-term debt (1)			3,128	3,405
Short-term intercompany loans			712	453
Total long-term and short-term debt (1)			$3,840	$3,858
_______________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $33 million and $35 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2021 and 2020, respectively.
The aggregate maturities of long-term and short-term debt at December 31, 2021 were $712 million in 2022, $0 in each of 2023, 2024, 2025 and 2026, and $3.2 billion thereafter.
Interest expense related to long-term and short-term debt of $159 million, $183 million and $191 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in other expenses.
Senior Notes and Junior Subordinated Debentures
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.
Credit Facilities
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding BHF’s credit facilities.

Brighthouse Financial, Inc.
Schedule II
Notes to the Condensed Financial Information (continued)
(Parent Company Only)
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2021, 2020 and 2019, BHF borrowed $1.1 billion, $1.2 billion and $1.2 billion, respectively, from certain of its non-insurance subsidiaries and repaid $805 million, $1.0 billion and $1.1 billion of such borrowings during the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2021, 2020 and 2019 was 0.05%, 0.05% and 0.95%, respectively.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During the years ended December 31, 2021, 2020 and 2019, there were no borrowings or repayments by BHF under these facilities.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2021 and 2020
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2021
Annuities	$4,331	$10,423	$50,791	$—	$83
Life	947	6,302	3,083	10	398
Run-off	4	23,031	7,207	—	213
Corporate & Other	95	7,508	5,770	5	—
Total	$5,377	$47,264	$66,851	$15	$694
2020
Annuities	$3,829	$10,452	$43,784	$—	$86
Life	971	6,242	3,085	10	350
Run-off	5	23,558	7,638	—	184
Corporate & Other	106	7,607	1	5	—
Total	$4,911	$47,859	$54,508	$15	$620
_______________
(1)Amounts are included within the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2021, 2020 and 2019
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2021
Annuities	$2,862	$2,207	$1,628	$111	$1,654
Life	784	671	927	22	180
Run-off	618	1,900	2,109	—	191
Corporate & Other	79	103	91	11	426
Total	$4,343	$4,881	$4,755	$144	$2,451
2020
Annuities	$2,656	$1,809	$2,452	$668	$1,554
Life	848	459	869	107	176
Run-off	641	1,263	3,422	—	186
Corporate & Other	84	70	60	(9)	437
Total	$4,229	$3,601	$6,803	$766	$2,353
2019
Annuities	$2,788	$1,797	$1,414	$363	$1,676
Life	871	434	824	5	211
Run-off	718	1,273	2,436	—	200
Corporate & Other	85	75	59	14	404
Total	$4,462	$3,579	$4,733	$382	$2,491
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2021, 2020 and 2019
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2021
Life insurance in-force	$524,398	$152,764	$7,341	$378,975	1.9%
Insurance premium
Life insurance (1)	$1,230	$516	$(12)	$702	(1.7)%
Accident & health insurance	210	205	—	5	—%
Total insurance premium	$1,440	$721	$(12)	$707	(1.7)%
2020
Life insurance in-force	$541,463	$164,336	$7,293	$384,420	1.9%
Insurance premium
Life insurance (1)	$1,289	$538	$10	$761	1.3%
Accident & health insurance	220	215	—	5	—%
Total insurance premium	$1,509	$753	$10	$766	1.3%
2019
Life insurance in-force	$568,120	$175,728	$7,153	$399,545	1.8%
Insurance premium
Life insurance (1)	$1,424	$556	$10	$878	1.1%
Accident & health insurance	227	223	—	4	—%
Total insurance premium	$1,651	$779	$10	$882	1.1%
_______________
(1)Includes annuities with life contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 24, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2022 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2022 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2022 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2022 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”
2.Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”
3.Exhibits: See “Exhibit Index.”
Item 16. Form 10-K Summary
None.

GLOSSARY
Glossary of Selected Financial Terms

Account value	The amount of money in a policyholder’s account. The value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Adjusted earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Alternative investments	General account investments in other limited partnership interests.
Assets under management (“AUM”)	General account investments and separate account assets.
Conditional tail expectation (“CTE”)	A statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities, which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst “x%” of scenarios. Represented as CTE (100 less x). Example: CTE95 represents the five worst percent of scenarios and CTE98 represents the two worst percent of scenarios.
Credit loss on investments	The difference between the amortized cost of the security and the present value of the cash flows expected to be collected that is attributed to credit risk, is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, or if deemed uncollectible, as a permanent write-off of book value.
Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and renewal insurance and annuity contracts and which have been deferred on the balance sheet as an asset.
Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
General account assets	All insurance company assets not allocated to separate accounts.
Invested assets	General account investments in fixed maturity securities, equity securities, mortgage loans, policy loans, other limited partnership interests, real estate limited partnerships and limited liability companies, short-term investments and other invested assets.
Investment Hedge Adjustments	Earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
Market Value Adjustments	Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets.
Net amount at risk (“NAR”)	Represents the difference between a claim amount payable if a specific event occurs and the amount set aside to support the claim. The calculation of NAR can differ by policy type or guarantee.
Net investment spread	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Normalized statutory earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Normalized Statutory Earnings.”
Reinsurance	Insurance that an insurance company buys for its own protection. Reinsurance enables an insurance company to expand its capacity, stabilize its underwriting results, or finance its expanding volume.
Risk-based capital (“RBC”) ratio	The risk-based capital ratio is a method of measuring an insurance company’s capital, taking into consideration its relative size and risk profile, in order to ensure compliance with minimum regulatory capital requirements set by the National Association of Insurance Commissioners. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.

Total adjusted capital (“TAC”)	Total adjusted capital primarily consists of statutory capital and surplus, as well as the statutory asset valuation reserve. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
Value of business acquired (“VOBA”)	Present value of projected future gross profits from in-force policies of acquired businesses.
Glossary of Product Terms

Accumulation phase	The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.
Annuitant	The person who receives annuity payments or the person whose life expectancy determines the amount of variable annuity payments upon annuitization of a life contingent annuity.
Annuities	Long-term, tax-deferred investments designed to help investors save for retirement.
Annuitization	The process of converting an annuity investment into a series of periodic income payments, generally for life.
Annuity sales
Annuity sales consist of 100 percent of direct statutory premiums, except for fixed index annuity sales, which represents 100% of gross sales on directly written business and the proportion of assumed gross sales under reinsurance agreements. Annuity sales exclude certain internal exchanges. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity.

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

3.1.4
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 4.625% Non-Cumulative Preferred Stock, Series D, dated November 18, 2021, filed with the Secretary of State of the State of Delaware and effective November 18, 2021 (the “Series D Certificate of Designations”), is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 22, 2021 (our “November 22, 2021 8-K”).

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

4.3.2
Second Supplemental Indenture, dated as of November 22, 2021, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to our November 22, 2021 8-K.

4.4	Form of 5.625% Senior Notes due 2030 (included in Exhibit A to Exhibit 4.3.1).
4.5	Form of 3.850% Senior Notes Due 2051 (included in Exhibit A to 4.3.2).
4.6
Junior Subordinated Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 12, 2018 (our “September 12, 2018 8-K”).

4.6.1
First Supplemental Indenture, dated as of September 12, 2018, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to our September 12, 2018 8-K.

4.7	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.6.1).
4.8	Series A Certificate of Designations is incorporated by reference to Exhibit 4.1 to our March 25, 2019 8-K.
4.9	Series B Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our May 21, 2020 8-K.
4.10	Series C Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our November 20, 2020 8-K.
4.11	Series D Certificate of Designations, is incorporated by reference to Exhibit 4.4 to our November 22, 2021 8-K.
4.12
Deposit Agreement, dated as of March 25, 2019, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein is incorporated by reference to Exhibit 4.2 to our March 25, 2019 8-K.

4.13
Deposit Agreement, dated as of May 21, 2020, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to our May 21, 2020 8-K.

4.14
Deposit Agreement, dated as of November 20, 2020, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to our November 20, 2020 8-K.

4.15
Deposit Agreement, dated as of November 22, 2021, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.5 to our November 22, 2021 8-K.

4.16	Form of depositary receipt evidencing the Series A Depositary Shares (included as Exhibit A to Exhibit 4.12).
4.17	Form of depositary receipt evidencing the Series B Depositary Shares (included as Exhibit A to Exhibit 4.13).
4.18	Form of depositary receipt evidencing the Series C Depositary Shares (included as Exhibit A to Exhibit 4.14).
4.19	Form of depositary receipt evidencing the Series D Depositary Shares (included as Exhibit A to Exhibit 4.15).
4.20*	Description of Securities.
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

10.5.3#
Amendment Number Three to the Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to Exhibit 10.5.3 to our Annual Report on Form 10-K, filed on February 24, 2021 (our “2020 Annual Report”).

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

10.7.3#	Amendment Number Three to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.7.3 to our 2020 Annual Report.
10.8#	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”), is incorporated by reference to Exhibit 10.10 to our 2019 Annual Report.
10.9#
Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”) is incorporated by reference to Exhibit 10.12 to our 2018 Annual Report.

10.10#	Brighthouse Financial, Inc. Employee Stock Purchase Plan (restated effective March 25, 2020), is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 7, 2020
10.11#	Form of Performance Share Unit Agreement (Employee Plan) is incorporated by reference to Exhibit 10.15 to our 2018 Annual Report.
10.12#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting is incorporated by reference to Exhibit 10.17 to our 2018 Annual Report.
10.13#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.18 to our 2018 Annual Report.
10.14#	Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards granted before February 13, 2019 is incorporated by reference to Exhibit 10.6 to our May 24, 2018 8-K.
10.15#	Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards granted on or after February 13, 2019 is incorporated by reference to Exhibit 10.20 to our 2018 Annual Report.
10.16#	Award Agreement Supplement (Employee Plan) for awards with ratable vesting is incorporated by reference to Exhibit 10.22 to our 2018 Annual Report.
10.17#	Award Agreement Supplement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.23 to our 2018 Annual Report.
10.18#
Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan), as amended November 14, 2019, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 11, 2020.

10.19#
Form of Non-Management Director Award Agreement Supplement (Director Plan), as amended November 14, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 11, 2020.

10.20#	Brighthouse Financial Blue Relocation Policy, as amended July 1, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.
10.21#	Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019.
10.22#	Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018.
10.23#	Brighthouse Services, LLC Limited Death Benefit Plan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 23, 2019.
10.24#	Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10.32 to our 2019 Annual Report.
10.25#	Offer Letter, dated as of July 24, 2019, between Brighthouse Services, LLC and Edward Spehar is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 24, 2019.
21.1*	List of Subsidiaries as of December 31, 2021.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:	/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Eric T. Steigerwalt
/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Edward A. Spehar
/s/ Kristine H. Toscano	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Kristine H. Toscano
/s/ Irene Chang Britt	Director	February 24, 2022
Irene Chang Britt
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 24, 2022
C. Edward Chaplin
/s/ Stephen C. Hooley	Director	February 24, 2022
Stephen C. Hooley
/s/ Carol D. Juel	Director	February 24, 2022
Carol D. Juel
/s/ Eileen A. Mallesch	Director	February 24, 2022
Eileen A. Mallesch
/s/ Diane E. Offereins	Director	February 24, 2022
Diane E. Offereins
/s/ Patrick J. Shouvlin	Director	February 24, 2022
Patrick J. Shouvlin
/s/ Paul M. Wetzel	Director	February 24, 2022
Paul M. Wetzel