Form 10-Q
period 2022-03-31
Brighthouse Financial, Inc.
filed 2022-05-10
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 5, 2022, 74,893,889 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2022 (Unaudited) and December 31, 2021 and for the Three Months Ended March 31, 2022 and 2021 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	10
	Note 4 — Investments	11
	Note 5 — Derivatives	22
	Note 6 — Fair Value	27
	Note 7 — Equity	36
	Note 8 — Other Revenues and Other Expenses	38
	Note 9 — Earnings Per Common Share	39
	Note 10 — Contingencies, Commitments and Guarantees	40
	Note 11 — Subsequent Event	42
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	79
Item 4.	Controls and Procedures	79

Part II — Other Information
Item 1.	Legal Proceedings	81
Item 1A.	Risk Factors	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 6.	Exhibits	82

Signature		83

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $81,242 and $79,246, respectively; allowance for credit losses of $11 and $11, respectively)	$82,496	$87,582
Equity securities, at estimated fair value	80	101
Mortgage loans (net of allowance for credit losses of $127 and $123, respectively)	21,357	19,850
Policy loans	1,270	1,264
Limited partnerships and limited liability companies	4,587	4,271
Short-term investments, principally at estimated fair value	1,062	1,841
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,568	3,316
Total investments	113,420	118,225
Cash and cash equivalents	4,101	4,474
Accrued investment income	754	724
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,290	16,094
Deferred policy acquisition costs and value of business acquired	5,581	5,377
Other assets	465	482
Separate account assets	104,441	114,464
Total assets	$245,052	$259,840
Liabilities and Equity
Liabilities
Future policy benefits	$41,979	$43,807
Policyholder account balances	67,887	66,851
Other policy-related balances	3,457	3,457
Payables for collateral under securities loaned and other transactions	6,209	6,269
Long-term debt	3,157	3,157
Current income tax payable	61	62
Deferred income tax liability	215	1,062
Other liabilities	4,767	4,504
Separate account liabilities	104,441	114,464
Total liabilities	232,173	243,633
Contingencies, Commitments and Guarantees (Note 10)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,068,462 and 121,513,442 shares issued, respectively; 75,799,704 and 77,870,072 shares outstanding, respectively	1	1
Additional paid-in capital	14,133	14,154
Retained earnings (deficit)	(2)	(642)
Treasury stock, at cost; 46,268,758 and 43,643,370 shares, respectively	(1,681)	(1,543)
Accumulated other comprehensive income (loss)	363	4,172
Total Brighthouse Financial, Inc.’s stockholders’ equity	12,814	16,142
Noncontrolling interests	65	65
Total equity	12,879	16,207
Total liabilities and equity	$245,052	$259,840
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Premiums	$166	$184
Universal life and investment-type product policy fees	841	930
Net investment income	1,151	1,187
Other revenues	137	127
Net investment gains (losses)	(68)	14
Net derivative gains (losses)	513	(1,504)
Total revenues	2,740	938
Expenses
Policyholder benefits and claims	906	756
Interest credited to policyholder account balances	290	297
Amortization of deferred policy acquisition costs and value of business acquired	227	91
Other expenses	510	562
Total expenses	1,933	1,706
Income (loss) before provision for income tax	807	(768)
Provision for income tax expense (benefit)	165	(185)
Net income (loss)	642	(583)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	640	(585)
Less: Preferred stock dividends	27	25
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$613	$(610)
Comprehensive income (loss)	$(3,167)	$(2,910)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(3,169)	$(2,912)

Earnings per common share
Basic	$7.98	$(6.96)
Diluted	$7.91	$(6.96)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(642)	$(1,543)	$4,172	$16,142	$65	$16,207
Treasury stock acquired in connection with share repurchases					(127)		(127)		(127)
Share-based compensation		—	6		(11)		(5)		(5)
Dividends on preferred stock			(27)				(27)		(27)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				640			640	2	642
Other comprehensive income (loss), net of income tax						(3,809)	(3,809)		(3,809)
Balance at March 31, 2022	$—	$1	$14,133	$(2)	$(1,681)	$363	$12,814	$65	$12,879

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Treasury stock acquired in connection with share repurchases					(68)		(68)		(68)
Share-based compensation		—	5		(6)		(1)		(1)
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(585)			(585)	2	(583)
Other comprehensive income (loss), net of income tax						(2,327)	(2,327)		(2,327)
Balance at March 31, 2021	$—	$1	$13,858	$(1,119)	$(1,112)	$3,389	$15,017	$65	$15,082
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(163)	$(104)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,715	2,662
Equity securities	20	54
Mortgage loans	461	726
Limited partnerships and limited liability companies	67	49
Purchases of:
Fixed maturity securities	(5,532)	(3,959)
Equity securities	—	(6)
Mortgage loans	(1,972)	(568)
Limited partnerships and limited liability companies	(279)	(204)
Cash received in connection with freestanding derivatives	1,440	1,012
Cash paid in connection with freestanding derivatives	(1,197)	(1,581)
Net change in policy loans	(5)	46
Net change in short-term investments	781	1,569
Net change in other invested assets	(18)	—
Net cash provided by (used in) investing activities	(2,519)	(200)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,340	2,058
Withdrawals	(3,727)	(698)
Net change in payables for collateral under securities loaned and other transactions	(60)	(971)
Long-term debt repaid	(1)	—
Dividends on preferred stock	(27)	(25)
Treasury stock acquired in connection with share repurchases	(127)	(68)
Financing element on certain derivative instruments and other derivative related transactions, net	(76)	(67)
Other, net	(13)	(8)
Net cash provided by (used in) financing activities	2,309	221
Change in cash, cash equivalents and restricted cash	(373)	(83)
Cash, cash equivalents and restricted cash, beginning of period	4,474	4,108
Cash, cash equivalents and restricted cash, end of period	$4,101	$4,025
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$6	$6
Income tax	$1	$(21)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial” or the “Company”) is a holding company formed in 2016 to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s former retail segment until becoming a separate, publicly-traded company in August 2017. Brighthouse Financial is one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2021 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2021 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2022.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts). This new guidance is effective for fiscal years beginning after January 1, 2023. The amendments to Topic 944 will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and presented separately on the consolidated balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the consolidated statements of operations, except for instrument-specific credit risk changes, which will be recognized in other comprehensive income (loss) (“OCI”).

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
(4) Deferred policy acquisition costs (“DAC”) for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC will be recognized as a revision to future amortization amounts.
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
The new guidance will have a significant impact on the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at the end of 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholders’ equity.
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
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including universal life with secondary guarantees, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$383	$32	$20	$(31)	$404
Provision for income tax expense (benefit)	72	6	4	(1)	81
Post-tax adjusted earnings	311	26	16	(30)	323
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	27	27
Adjusted earnings	$311	$26	$16	$(59)	294
Adjustments for:
Net investment gains (losses)					(68)
Net derivative gains (losses)					513
Other adjustments to net income (loss)					(42)
Provision for income tax (expense) benefit					(84)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$613

Interest revenue	$555	$153	$401	$48
Interest expense	$—	$—	$—	$38

	Three Months Ended March 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$414	$52	$85	$(61)	$490
Provision for income tax expense (benefit)	78	10	9	(19)	78
Post-tax adjusted earnings	336	42	76	(42)	412
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings	$336	$42	$76	$(69)	385
Adjustments for:
Net investment gains (losses)					14
Net derivative gains (losses)					(1,504)
Other adjustments to net income (loss)					232
Provision for income tax (expense) benefit					263
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(610)

Interest revenue	$550	$166	$462	$14
Interest expense	$—	$—	$—	$41

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Annuities	$1,272	$1,298
Life	340	410
Run-off	562	628
Corporate & Other	67	35
Adjustments	499	(1,433)
Total	$2,740	$938
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Annuities	$167,759	$178,700
Life	23,463	24,514
Run-off	34,038	37,055
Corporate & Other	19,792	19,571
Total	$245,052	$259,840
3. Insurance
Guarantees
As discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report, the Company issues variable annuity contracts with guaranteed minimum benefits. Guaranteed minimum death benefits, the life contingent portion of guaranteed minimum withdrawal benefits (“GMWB”) and certain portions of GMIBs are accounted for as insurance liabilities in future policyholder benefits, while other guarantees are accounted for in whole or in part as embedded derivatives in policyholder account balances and are further discussed in Note 5.
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	March 31, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$100,728		$54,256		$109,968		$59,735
Separate account value	$95,783		$53,074		$105,023		$58,555
Net amount at risk	$9,266	(4)	$5,739	(5)	$6,361	(4)	$5,240	(5)
Average attained age of contract holders	71 years		70 years		71 years		70 years

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	March 31, 2022	December 31, 2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,447	$5,518
Net amount at risk (6)	$66,682	$67,248
Average attained age of policyholders	68 years	68 years

Variable Life Contracts
Total account value (3)	$4,436	$4,785
Net amount at risk (6)	$18,714	$18,857
Average attained age of policyholders	52 years	52 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk presented reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a discussion of guaranteed minimum benefits which have been reinsured.
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
4. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$35,794	$2	$1,448	$1,222	$36,018	$35,326	$2	$3,946	$189	$39,081
Foreign corporate	11,276	7	276	505	11,040	10,916	7	906	109	11,706
U.S. government and agency	8,470	—	1,357	223	9,604	7,301	—	2,066	60	9,307
RMBS	8,821	—	184	278	8,727	8,878	—	432	51	9,259
CMBS	7,109	2	45	176	6,976	6,976	2	333	25	7,282
State and political subdivision	3,945	—	469	104	4,310	3,995	—	846	6	4,835
ABS	4,600	—	8	98	4,510	4,261	—	33	14	4,280
Foreign government	1,227	—	117	33	1,311	1,593	—	244	5	1,832
Total fixed maturity securities	$81,242	$11	$3,904	$2,639	$82,496	$79,246	$11	$8,806	$459	$87,582
The Company held non-income producing fixed maturity securities with an estimated fair value of $44 million and $3 million at March 31, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$923	$11,765	$17,075	$30,949	$20,530	$81,242
Estimated fair value	$928	$11,672	$16,730	$32,953	$20,213	$82,496
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

	March 31, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$14,516	$904	$1,983	$318	$5,131	$113	$888	$76
Foreign corporate	5,575	393	576	112	2,044	62	326	47
U.S. government and agency	2,850	98	574	125	1,716	40	222	20
RMBS	4,991	238	411	40	3,488	51	32	—
CMBS	4,146	131	399	45	1,401	21	95	4
State and political subdivision	1,042	100	24	4	356	6	7	—
ABS	3,734	94	151	4	2,459	13	93	1
Foreign government	453	33	—	—	278	4	18	1
Total fixed maturity securities	$37,307	$1,991	$4,118	$648	$16,873	$310	$1,681	$149
Total number of securities in an unrealized loss position	5,280		714		2,454		369
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $580 million and $534 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $11 million, relating to eight securities at March 31, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $11 million at both March 31, 2022 and December 31, 2021. For both the three months ended March 31, 2022 and 2021, the change in the allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $2 million for the three months ended March 31, 2022. The Company did not record any write-offs for the three months ended March 31, 2021.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,119	61.4%	$12,187	61.4%
Agricultural	4,139	19.4	4,163	21.0
Residential	4,226	19.8	3,623	18.2
Total mortgage loans (1)	21,484	100.6	19,973	100.6
Allowance for credit losses	(127)	(0.6)	(123)	(0.6)
Total mortgage loans, net	$21,357	100.0%	$19,850	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $840 million and $178 million for the three months ended March 31, 2022 and 2021, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both March 31, 2022 and December 31, 2021. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $93 million and $95 million at March 31, 2022 and December 31, 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	2	3	(1)	4
Balance, end of period	$69	$15	$43	$127
Three Months Ended March 31, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	1	(2)	(2)	(3)
Balance, end of period	$45	$13	$33	$91

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
March 31, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$637	$2,772	$436	$1,538	$986	$3,839	$10,208
65% to 75%	346	631	92	383	406	602	2,460
76% to 80%	—	—	—	55	29	68	152
Greater than 80%	—	—	—	—	29	270	299
Total commercial mortgage loans	983	3,403	528	1,976	1,450	4,779	13,119
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	90	1,149	429	503	669	936	3,776
65% to 75%	49	114	77	61	20	42	363
Total agricultural mortgage loans	139	1,263	506	564	689	978	4,139
Residential mortgage loans
Performing	132	1,773	187	243	202	1,626	4,163
Nonperforming	—	3	—	2	2	56	63
Total residential mortgage loans	132	1,776	187	245	204	1,682	4,226
Total	$1,254	$6,442	$1,221	$2,785	$2,343	$7,439	$21,484

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,012	84.0%	$10,289	84.4%
1.00x - 1.20x	569	4.3	596	4.9
Less than 1.00x	1,538	11.7	1,302	10.7
Total	$13,119	100.0%	$12,187	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At March 31, 2022 and December 31, 2021, $31 million and $30 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2022				December 31, 2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,119	$4,064	$4,147	$21,330	$12,187	$4,163	$3,550	$19,900
30-59 days past due	—	57	16	73	—	—	14	14
60-89 days past due	—	16	17	33	—	—	14	14
90-179 days past due	—	2	31	33	—	—	29	29
180+ days past due	—	—	15	15	—	—	16	16
Total	$13,119	$4,139	$4,226	$21,484	$12,187	$4,163	$3,623	$19,973

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At March 31, 2022 and December 31, 2021, $31 million and $30 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment were as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2022	$—	$—	$63	$63
December 31, 2021	$—	$—	$59	$59
_______________
(1)All residential mortgage loans in nonaccrual status had an allowance for credit losses at both March 31, 2022 and December 31, 2021.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2022 and 2021.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the three months ended March 31, 2022 and 2021.
Short-term modifications made on a good faith basis to borrowers who were not more than 30 days past due at December 31, 2019 and in response to the COVID-19 pandemic are not considered TDRs.
Other Invested Assets
Over 90% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 5 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes Federal Home Loan Bank (“FHLB”) stock, tax credit and renewable energy partnerships and leveraged leases.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA, deferred sales inducements (“DSI”) and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$1,265	$8,347
Derivatives	346	329
Other	(18)	(29)
Subtotal	1,593	8,647
Amounts allocated from:
Future policy benefits	(983)	(2,903)
DAC, VOBA and DSI	(80)	(403)
Subtotal	(1,063)	(3,306)
Deferred income tax benefit (expense)	(111)	(1,121)
Net unrealized investment gains (losses)	$419	$4,220
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2022
(In millions)
Balance at December 31, 2021	$4,220
Unrealized investment gains (losses) during the period	(7,054)
Unrealized investment gains (losses) relating to:
Future policy benefits	1,920
DAC, VOBA and DSI	323
Deferred income tax benefit (expense)	1,010
Balance at March 31, 2022	$419
Change in net unrealized investment gains (losses)	$(3,801)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2022 and December 31, 2021.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2022	December 31, 2021
	(In millions)
Securities on loan: (1)
Amortized cost	$4,491	$3,573
Estimated fair value	$5,073	$4,539
Cash collateral received from counterparties (2)	$5,168	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$5,202	$4,730
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the interim condensed consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,159	$1,635	$1,751	$4,545	$1,094	$2,125	$1,391	$4,610
U.S. corporate	1	479	—	480	1	—	—	1
Foreign corporate	—	143	—	143	—	—	—	—
Total	$1,160	$2,257	$1,751	$5,168	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2022 was $1.1 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS, non-agency RMBS and CMBS) with 55% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at March 31, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$9,117	$10,000
Invested assets held in trust (reinsurance agreements) (2)	5,699	6,029
Invested assets pledged as collateral (3)	6,030	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$20,846	$21,145
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $41 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $102 million and $119 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $89 million and $70 million at redemption value at March 31, 2022 and December 31, 2021, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,871	$16,044	$16,472	$15,802
Limited partnerships and LLCs	3,888	5,255	3,679	5,115
Total	$19,759	$21,299	$20,151	$20,917
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 10.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$718	$690
Equity securities	—	1
Mortgage loans	203	164
Policy loans	15	17
Limited partnerships and LLCs (1)	241	338
Cash, cash equivalents and short-term investments	1	2
Other	14	10
Total investment income	1,192	1,222
Less: Investment expenses	41	35
Net investment income	$1,151	$1,187
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $212 million and $331 million for the three months ended March 31, 2022 and 2021, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fixed maturity securities	$(42)	$10
Equity securities	(6)	—
Mortgage loans	(4)	4
Limited partnerships and LLCs	(16)	—
Total net investment gains (losses)	$(68)	$14
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($16) million and $0 for the three months ended March 31, 2022 and 2021, respectively.

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

	Three Months Ended March 31,
	2022	2021
	(In millions)
Proceeds	$2,539	$1,262
Gross investment gains	$44	$33
Gross investment losses	(83)	(17)
Net investment gains (losses)	$(39)	$16
5. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
•Equity market derivatives: options, total return swaps and variance swaps; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		March 31, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$150	$6	$—	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	3,630	265	20	3,282	229	22
Total qualifying hedges		3,780	271	20	3,462	259	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	2,770	222	11	2,595	325	17
Interest rate caps	Interest rate	5,100	91	17	5,100	29	4
Interest rate options	Interest rate	8,380	50	9	8,050	83	—
Interest rate forwards	Interest rate	11,839	65	544	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	1,004	96	22	967	96	21
Foreign currency forwards	Foreign currency exchange rate	495	10	3	483	3	4
Credit default swaps — written	Credit	1,793	29	2	1,724	39	1
Credit default swaptions	Credit	—	—	—	150	—	—
Equity index options	Equity market	24,143	981	776	24,692	1,155	877
Equity variance swaps	Equity market	281	9	1	281	9	1
Equity total return swaps	Equity market	26,311	536	456	32,719	493	588
Hybrid options	Equity market	900	—	—	900	8	—
Total non-designated or non-qualifying derivatives		83,016	2,089	1,841	87,469	2,867	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	151	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	5,309	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,386	N/A	—	1,848
Assumed index-linked annuities	Other	N/A	—	367	N/A	—	437
Total embedded derivatives		N/A	151	7,062	N/A	186	8,496
Total		$86,796	$2,511	$8,923	$90,931	$3,312	$10,140
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$(21)
Foreign currency exchange rate	—	—	11	40
Total cash flow hedges	1	—	12	19
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,131)	—	—	—
Foreign currency exchange rate	20	(7)	—	—
Credit	(7)	—	—	—
Equity market	308	—	—	—
Embedded	1,329	—	—	—
Total non-qualifying hedges	519	(7)	—	—
Total	$520	$(7)	$12	$19
Three Months Ended March 31, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$(52)
Foreign currency exchange rate	5	(3)	8	(16)
Total cash flow hedges	6	(3)	9	(68)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,912)	—	—	—
Foreign currency exchange rate	(7)	3	—	—
Credit	3	—	—	—
Equity market	(142)	—	—	—
Embedded	548	—	—	—
Total non-qualifying hedges	(1,510)	3	—	—
Total	$(1,504)	$—	$9	$(68)
At March 31, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At March 31, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $346 million and $329 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$9	$599	2.2	$12	$589	2.4
Baa	16	1,166	5.3	27	1,131	5.0
Ba	3	24	4.7	—	—	0.0
Caa and Lower	(1)	4	3.7	(1)	4	4.0
Total	$27	$1,793	4.3	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2022
Derivative assets	$2,384	$(1,321)	$(847)	$216	$(189)	$27
Derivative liabilities	$1,855	$(1,321)	$—	$534	$(533)	$1
December 31, 2021
Derivative assets	$3,128	$(1,155)	$(1,494)	$479	$(413)	$66
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$534	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$1,466	$839
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

	March 31, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,983	$1,035	$36,018
Foreign corporate	—	10,457	583	11,040
U.S. government and agency	4,168	5,436	—	9,604
RMBS	—	8,710	17	8,727
CMBS	—	6,970	6	6,976
State and political subdivision	—	4,310	—	4,310
ABS	—	4,339	171	4,510
Foreign government	—	1,288	23	1,311
Total fixed maturity securities	4,168	76,493	1,835	82,496
Equity securities	25	42	13	80
Short-term investments	727	335	—	1,062
Derivative assets: (1)
Interest rate	—	434	—	434
Foreign currency exchange rate	—	356	15	371
Credit	—	20	9	29
Equity market	—	1,517	9	1,526
Total derivative assets	—	2,327	33	2,360
Embedded derivatives within asset host contracts (2)	—	—	151	151
Separate account assets	44	104,397	—	104,441
Total assets	$4,964	$183,594	$2,032	$190,590
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$581	$—	$581
Foreign currency exchange rate	—	45	—	45
Credit	—	—	2	2
Equity market	—	1,232	1	1,233
Total derivative liabilities	—	1,858	3	1,861
Embedded derivatives within liability host contracts (2)	—	—	7,062	7,062
Total liabilities	$—	$1,858	$7,065	$8,923

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2021
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2022.
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

					March 31, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.10%	-	1.74%	(0.38)%	-	1.49%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended March 31, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(8,310)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	(10)	1,329	—
Total realized/unrealized gains (losses) included in AOCI	(99)	(5)	(3)	—	—	4	—	—
Purchases (7)	422	87	—	—	—	—	—	—
Sales (7)	(93)	(2)	—	—	(2)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	70	—
Transfers into Level 3 (8)	86	1	—	—	—	—	—	—
Transfers out of Level 3 (8)	(97)	(107)	—	—	—	—	—	—
Balance, end of period	$1,618	$194	$23	$13	$—	$30	$(6,911)	$—
Three Months Ended March 31, 2021
Balance, beginning of period	$688	$67	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	8	548	—
Total realized/unrealized gains (losses) included in AOCI	(22)	—	—	—	—	(1)	—	—
Purchases (7)	118	80	—	—	—	(2)	—	—
Sales (7)	(5)	(3)	—	—	—	—	—	(1)
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(142)	—
Transfers into Level 3 (8)	4	3	—	—	—	—	—	—
Transfers out of Level 3 (8)	(112)	(21)	—	—	—	1	—	—
Balance, end of period	$670	$126	$—	$3	$—	$8	$(6,468)	$2
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (9)	$—	$—	$—	$—	$—	$(10)	$1,464	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2022 (9)	$(98)	$(5)	$(3)	$—	$—	$4	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2021 (9)	$(1)	$—	$—	$—	$—	$8	$544	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2021 (9)	$(22)	$—	$—	$—	$—	$(1)	$—	$—
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
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude the following financial instruments: cash and cash equivalents, accrued investment income and payables for collateral under securities loaned and other transactions. The estimated fair value of the excluded financial instruments, which are primarily classified in Level 2, approximates carrying value as they are short-term in nature such that the Company believes there is minimal risk of material changes in interest rates or credit quality. All remaining balance sheet amounts excluded from the tables below are not considered financial instruments subject to this disclosure.
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$21,357	$—	$—	$21,145	$21,145
Policy loans	$1,270	$—	$516	$1,013	$1,529
Other invested assets	$101	$—	$89	$12	$101
Premiums, reinsurance and other receivables	$3,243	$—	$31	$3,683	$3,714
Liabilities
Policyholder account balances	$25,012	$—	$—	$24,488	$24,488
Long-term debt	$3,157	$—	$3,186	$—	$3,186
Other liabilities	$1,072	$—	$360	$712	$1,072
Separate account liabilities	$1,307	$—	$1,307	$—	$1,307

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$19,850	$—	$—	$20,656	$20,656
Policy loans	$1,264	$—	$508	$1,148	$1,656
Other invested assets	$82	$—	$70	$12	$82
Premiums, reinsurance and other receivables	$3,242	$—	$20	$3,749	$3,769
Liabilities
Policyholder account balances	$23,637	$—	$—	$23,614	$23,614
Long-term debt	$3,157	$—	$3,504	$—	$3,504
Other liabilities	$854	$—	$138	$716	$854
Separate account liabilities	$1,440	$—	$1,440	$—	$1,440
7. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both March 31, 2022 and December 31, 2021:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividend declared for BHF’s preferred stock by series was as follows:

	Three Months Ended March 31,
	2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7
B	$421.88	7	$421.88	7
C	$335.94	8	$466.58	11
D	$395.05	5	$—	—
Total		$27		$25
Common Stock Repurchase Program
During the three months ended March 31, 2022 and 2021, BHF repurchased 2,398,636 and 1,659,872 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $127 million and $68 million, respectively. At March 31, 2022, BHF had $654 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2021	$3,982	$238	$(7)	$(41)	$4,172
OCI before reclassifications	(4,871)	19	(8)	(2)	(4,862)
Deferred income tax benefit (expense) (2)	1,022	(4)	2	—	1,020
AOCI before reclassifications, net of income tax	133	253	(13)	(43)	330
Amounts reclassified from AOCI	43	(2)	—	—	41
Deferred income tax benefit (expense) (2)	(9)	1	—	—	(8)
Amounts reclassified from AOCI, net of income tax	34	(1)	—	—	33
Balance at March 31, 2022	$167	$252	$(13)	$(43)	$363

	Three Months Ended March 31, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
OCI before reclassifications	(2,848)	(68)	(7)	(2)	(2,925)
Deferred income tax benefit (expense) (2)	599	14	1	—	614
AOCI before reclassifications, net of income tax	3,397	61	(14)	(39)	3,405
Amounts reclassified from AOCI	(13)	(7)	—	—	(20)
Deferred income tax benefit (expense) (2)	3	1	—	—	4
Amounts reclassified from AOCI, net of income tax	(10)	(6)	—	—	(16)
Balance at March 31, 2021	$3,387	$55	$(14)	$(39)	$3,389
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(39)	$16	Net investment gains (losses)
Net unrealized investment gains (losses)	(4)	(3)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(43)	13
Income tax (expense) benefit	9	(3)
Net unrealized investment gains (losses), net of income tax	(34)	10
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	1	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	—	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	7
Income tax (expense) benefit	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	1	6
Total reclassifications, net of income tax	$(33)	$16
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
Other revenues consisted primarily of 12b-1 fees of $82 million and $88 million for the three months ended March 31, 2022 and 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Compensation	$85	$92
Contracted services and other labor costs	56	60
Transition services agreements	28	32
Establishment costs	15	17
Premium and other taxes, licenses and fees	13	15
Separate account fees	114	125
Volume related costs, excluding compensation, net of DAC capitalization	145	163
Interest expense on debt	38	41
Other	16	17
Total other expenses	$510	$562
9. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$613	$(610)

Weighted average common shares outstanding — basic	76,853,890	87,573,444
Dilutive effect of share-based awards	622,575	—
Weighted average common shares outstanding — diluted	77,476,465	87,573,444

Earnings per common share:
Basic	$7.98	$(6.96)
Diluted	$7.91	$(6.96)
For the three months ended March 31, 2022, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended March 31, 2022.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2022.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such matters involve assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and in certain of such matters, the counterparty has made a request to arbitrate.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Contingencies, Commitments and Guarantees (continued)
As of March 31, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $250 million, which are primarily associated with the above reinsurance-related matters. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $651 million and $719 million at March 31, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.3 billion at both March 31, 2022 and December 31, 2021.
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
The Company’s recorded liabilities were $1 million at both March 31, 2022 and December 31, 2021 for indemnities, guarantees and commitments.
11. Subsequent Event
On April 15, 2022, BHF entered into a new revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “2022 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2022 Revolving Credit Facility refinanced and replaced BHF’s former $1.0 billion senior unsecured revolving credit facility that was scheduled to mature May 7, 2024. At May 10, 2022, there were no borrowings or letters of credit outstanding under the 2022 Revolving Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “2021 Annual Report”); and (iii) our current reports on Form 8-K filed in 2022.
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
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties included in our 2021 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows, including from the COVID-19 pandemic.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse Financial for the periods indicated. See “Business — Segments and Corporate & Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Overview” included in our 2021 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Income (loss) available to shareholders before provision for income tax	$778	$(795)
Less: Provision for income tax expense (benefit)	165	(185)
Net income (loss) available to shareholders (1)	$613	$(610)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$375	$463
Less: Provision for income tax expense (benefit)	81	78
Adjusted earnings	$294	$385
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended March 31, 2022, we had net income available to shareholders of $613 million and adjusted earnings of $294 million compared to a net loss available to shareholders of $610 million and adjusted earnings of $385 million for the three months ended March 31, 2021. Net income available to shareholders for the three months ended March 31, 2022 primarily reflects net favorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to market factors and favorable pre-tax adjusted earnings. Lower equity markets and higher interest rates resulted in net favorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”) and variable annuities. These favorable impacts were partially offset by increasing long-term interest rates resulting in an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2021 Annual Report for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.

COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — COVID-19 Pandemic” included in our 2021 Annual Report, as well as “— Investments — Current Environment — Selected Sector Investments,” “— Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2021 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
Transition from LIBOR
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, which provided a replacement framework for outstanding financial contracts tied to LIBOR once LIBOR ceases to be published. The LIBOR Act is substantially similar to the law passed in New York in April 2021 that aimed at ensuring legal clarity for legacy contracts governed by New York law. The LIBOR Act provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on a secured overnight funding rate, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. The LIBOR Act preempts and supersedes any state or local law, statute, rule, regulation or standard relating to the selection or use of a benchmark replacement or related changes and allows parties that already have effective fallback provisions to opt out of the legislation. See “Business — Regulation — Transition from LIBOR” and “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period — Changes to LIBOR” included in our 2021 Annual Report, as amended or supplemented herein.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report.
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
Other Financial Disclosures
Similar to adjusted net investment income, we present net investment income yields as a performance measure we believe enhances the understanding of our investment portfolio results. Net investment income yields are calculated on adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties. Investment fee and expense yields are calculated as investment fees and expenses as a percentage of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Premiums	$166	$184
Universal life and investment-type product policy fees	841	930
Net investment income	1,151	1,187
Other revenues	137	127
Net investment gains (losses)	(68)	14
Net derivative gains (losses)	513	(1,504)
Total revenues	2,740	938
Expenses
Policyholder benefits and claims	906	756
Interest credited to policyholder account balances	290	297
Capitalization of DAC	(109)	(114)
Amortization of DAC and VOBA	227	91
Interest expense on debt	38	41
Other expenses	581	635
Total expenses	1,933	1,706
Income (loss) before provision for income tax	807	(768)
Provision for income tax expense (benefit)	165	(185)
Net income (loss)	642	(583)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	640	(585)
Less: Preferred stock dividends	27	25
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$613	$(610)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
GMLB Riders	$890	$(353)
Other derivative instruments	(446)	(956)
Net investment gains (losses)	(68)	14
Other adjustments	27	37
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	375	463
Income (loss) available to shareholders before provision for income tax	778	(795)
Provision for income tax expense (benefit)	165	(185)
Net income (loss) available to shareholders	$613	$(610)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Income available to shareholders before provision for income tax was $778 million ($613 million, net of income tax), an increase of $1.6 billion ($1.2 billion, net of income tax) from a loss available to shareholders before provision for income tax of $795 million ($610 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•gains from GMLB Riders, see “— GMLB Riders for the Three Months Ended March 31, 2022 and 2021”; and
•the favorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased less in the current period than in the prior period.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment losses reflecting current period net losses on sales of fixed maturity securities compared to prior period net gains, as well as net losses on limited partnerships and limited liability companies (“LLC”).
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 20% in the current period compared to 24% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended March 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,193	$10	$(613)	$23	$613
Add: Provision for income tax expense (benefit)	72	6	146	(59)	165
Income (loss) available to shareholders before provision for income tax	1,265	16	(467)	(36)	778
Less: GMLB Riders	890	—	—	—	890
Less: Other derivative instruments	42	1	(535)	46	(446)
Less: Net investment gains (losses)	(40)	(17)	11	(22)	(68)
Less: Other adjustments	(10)	—	37	—	27
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	383	32	20	(60)	375
Less: Provision for income tax expense (benefit)	72	6	4	(1)	81
Adjusted earnings	$311	$26	$16	$(59)	$294

	Three Months Ended March 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$16	$45	$(681)	$10	$(610)
Add: Provision for income tax expense (benefit)	78	10	(139)	(134)	(185)
Income (loss) available to shareholders before provision for income tax	94	55	(820)	(124)	(795)
Less: GMLB Riders	(353)	—	—	—	(353)
Less: Other derivative instruments	30	(2)	(984)	—	(956)
Less: Net investment gains (losses)	(3)	5	48	(36)	14
Less: Other adjustments	6	—	31	—	37
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	414	52	85	(88)	463
Less: Provision for income tax expense (benefit)	78	10	9	(19)	78
Adjusted earnings	$336	$42	$76	$(69)	$385
Consolidated Results for the Three Months Ended March 31, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$918	$995
Net investment spread	688	711
Insurance-related activities	(529)	(479)
Amortization of DAC and VOBA	(163)	(175)
Other expenses, net of DAC capitalization	(510)	(562)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	29	27
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	375	463
Provision for income tax expense (benefit)	81	78
Adjusted earnings	$294	$385
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were $294 million in the current period, a decrease of $91 million.
Key net unfavorable impacts were:
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Life segment; and
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns in our Life segment, which is offset in other expenses;
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance, in our Annuities and Life segments; and
•lower net investment spread due to:
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
◦higher returns on real estate limited partnerships and limited liability companies; and
◦lower interest credited to policyholders consistent with lower account balances in our Life segment.
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our Life segment, which is offset in fee income; and
◦lower deferred compensation and operational expenses; and
•lower amortization of DAC and VOBA due to an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Life segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 20% in the current period compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Segments and Corporate & Other Results for the Three Months Ended March 31, 2022 and 2021 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$692	$712
Net investment spread	325	323
Insurance-related activities	(127)	(95)
Amortization of DAC and VOBA	(134)	(127)
Other expenses, net of DAC capitalization	(373)	(399)
Pre-tax adjusted earnings	383	414
Provision for income tax expense (benefit)	72	78
Adjusted earnings	$311	$336

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances decreased for the three months ended March 31, 2022, driven by unfavorable investment performance, negative net flows and policy charges.

Three Months Ended March 31, 2022 (1)
(In millions)
Balance, beginning of period	$105,197
Premiums and deposits	439
Withdrawals, surrenders and contract benefits	(2,122)
Net flows	(1,683)
Investment performance	(6,906)
Policy charges	(579)
Net transfers from (to) general account	(85)
Balance, end of period	$95,944

Average balance	$97,788
_______________
(1)Includes income annuities for which separate account balances at March 31, 2022 were $161 million.
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were $311 million in the current period, a decrease of $25 million.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦higher volume and severity of guaranteed minimum death benefit (“GMDB”) claims; and
◦an increase in income annuity benefit payments;
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
•higher net amortization of DAC and VOBA due to:
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance;
partially offset by
◦an adjustment in the current period related to modeling improvements resulting from changes in in-force;
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$65	$117
Net investment spread	98	85
Insurance-related activities	(80)	(61)
Amortization of DAC and VOBA	(26)	(45)
Other expenses, net of DAC capitalization	(25)	(44)
Pre-tax adjusted earnings	32	52
Provision for income tax expense (benefit)	6	10
Adjusted earnings	$26	$42
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were $26 million in the current period, a decrease of $16 million.
Key unfavorable impacts were:
•lower fee income due to:
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns, which is offset in other expenses;
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance.
Key net favorable impacts were:
•lower amortization of DAC and VOBA due to an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
•lower other expenses due to:
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns, which is offset in fee income; and
◦lower deferred compensation and operational expenses;
◦higher net investment spread due to:
◦lower interest credited to policyholders consistent with lower account balances;
partially offset by
◦lower returns on other limited partnerships for the comparative measurement period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$161	$166
Net investment spread	233	291
Insurance-related activities	(330)	(328)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(44)	(44)
Pre-tax adjusted earnings	20	85
Provision for income tax expense (benefit)	4	9
Adjusted earnings	$16	$76
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were $16 million in the current period, a decrease of $60 million.
The decrease in adjusted earnings was driven by lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period and lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 20% in the current period compared to 11% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Fee income	$—	$—
Net investment spread	32	12
Insurance-related activities	8	5
Amortization of DAC and VOBA	(3)	(3)
Other expenses, net of DAC capitalization	(68)	(75)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	29	27
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(60)	(88)
Provision for income tax expense (benefit)	(1)	(19)
Adjusted earnings	$(59)	$(69)

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Adjusted earnings were a loss of $59 million in the current period, a lower loss of $10 million.
The lower loss in adjusted earnings was driven by higher net investment spread due to higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 3% in the current period compared to 31% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
GMLB Riders for the Three Months Ended March 31, 2022 and 2021
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Liabilities	$1,094	$553
Hedges	(317)	(1,097)
Ceded reinsurance	(33)	(84)
Fees (1)	200	197
GMLB DAC	(54)	78
Total GMLB Riders	$890	$(353)
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $14 million for both the three months ended March 31, 2022 and 2021.
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Comparative results from GMLB Riders were favorable by $1.2 billion, primarily driven by:
•favorable changes to the estimated fair value of Shield liabilities; and
•favorable changes to the estimated fair value of our GMLB hedges;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to GMLB DAC.
Lower equity markets resulted in the following impacts:
•favorable changes to the estimated fair value of Shield liabilities; and
•favorable changes to the estimated fair value of our GMLB hedges;
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
The widening of our credit spreads in the current period combined with a decrease in the underlying variable annuity liability reserves resulted in a favorable change in the adjustment for nonperformance risk, net of an unfavorable change in GMLB DAC.
Investments
Investment Risks
Our primary investment objective is to optimize risk-adjusted net investment income and risk-adjusted total return while appropriately matching assets and liabilities. In addition, the investment process is designed to ensure that the portfolio has an appropriate level of liquidity, quality and diversification.
We are exposed to the following primary sources of investment risks, which may be heightened or exacerbated by the factors discussed in “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” in our 2021 Annual Report and “— Industry Trends and Uncertainties — COVID-19 Pandemic”:
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
See also “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period-to-period” and “Risk Factors — Investments-Related Risks” in our 2021 Annual Report.
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
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board (the “Federal Reserve”) in the U.S. The Federal Reserve may increase or decrease the federal funds rate in the future, which, in addition to impacting product sales, may have an impact on the valuation of risk-bearing investments. On March 16, 2022, the Federal Reserve increased the target range for the federal funds rate from between 0% and 0.25% to between 0.25% and 0.50%, which contributed to a decrease in the net unrealized gains in our investment portfolio. On May 4, 2022, the Federal Reserve further increased the target range for the federal funds rate to between 0.75% and 1.00%. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in our 2021 Annual Report.
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. Contributing factors include concerns about energy and oil prices, inflation, geopolitical events, ongoing military actions and the COVID-19 pandemic. See “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity,” “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations,” and “Risk Factors — Investments-Related Risks — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur” included in our 2021 Annual Report.
During the three months ended March 31, 2022, we sold positions with direct exposure to Russia with an amortized cost of $99 million and recorded a net investment realized loss of $8 million. At March 31, 2022, we did not have any direct exposure to Russia or Ukraine.
There has been an increased market focus on energy sector investments as a result of energy and oil price volatility due to, among other factors, ongoing geopolitical events. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $3.0 billion, with net unrealized gains (losses) of $36 million. Of the $3.0 billion exposure to energy sector fixed maturity securities, 89% were investment grade at March 31, 2022.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.7 billion, with net unrealized gains (losses) of $8 million. Of the $1.7 billion exposure to retail sector corporate fixed maturity securities, 92% were investment grade at March 31, 2022.
In addition to the fixed maturity securities discussed above, we have exposure to mortgage loans and certain residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”) that may be impacted by the COVID-19 pandemic. See “— Investments — Mortgage Loans” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-for-sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile.

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

	Three Months Ended March 31,
	2022		2021
	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.50%	$1,195	5.25%	$1,225
Investment fees and expenses (2)	(0.14)	(38)	(0.13)	(33)
Adjusted net investment income (3)	4.36%	$1,157	5.12%	$1,192
_______________
(1)Investment income yields are calculated as investment income as a percentage of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments presented in footnote 3 below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.
(2)Investment fee and expense yields are calculated as investment fees and expenses as a percentage of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.
(3)Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net investment income	$1,151	$1,187
Less: Investment hedge adjustments	(6)	(5)
Adjusted net investment income — in the above yield table	$1,157	$1,192
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2022 and 2021 for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$68,301	82.8%	$72,925	83.3%
Privately-placed	14,195	17.2	14,657	16.7
Total fixed maturity securities	$82,496	100.0%	$87,582	100.0%
Percentage of cash and invested assets	70.2%		71.4%

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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities Available-for-sale — Fixed Maturity Securities Credit Quality — Ratings” included in our 2021 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2022					December 31, 2021
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$51,297	$—	$1,679	$52,976	64.2%	$49,729	$—	$6,133	$55,862	63.8%
2	Baa	25,947	—	(284)	25,663	31.1	25,493	—	2,142	27,635	31.6
Subtotal investment grade		77,244	—	1,395	78,639	95.3	75,222	—	8,275	83,497	95.4
3	Ba	2,815	—	(77)	2,738	3.3	2,634	—	65	2,699	3.1
4	B	1,025	1	(41)	983	1.2	1,244	3	12	1,253	1.4
5	Caa and lower	104	3	(9)	92	0.1	142	8	(4)	130	0.1
6	In or near default	54	7	(3)	44	0.1	4	—	(1)	3	—
Subtotal below investment grade		3,998	11	(130)	3,857	4.7	4,024	11	72	4,085	4.6
Total fixed maturity securities		$81,242	$11	$1,265	$82,496	100.0%	$79,246	$11	$8,347	$87,582	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2022
U.S. corporate	$16,147	$16,799	$2,145	$869	$58	$—	$36,018
Foreign corporate	3,307	7,080	521	90	1	41	11,040
U.S. government and agency	9,453	151	—	—	—	—	9,604
RMBS	8,663	32	14	4	11	3	8,727
CMBS	6,598	364	6	5	3	—	6,976
State and political subdivision	4,162	138	1	—	9	—	4,310
ABS	3,832	634	19	15	10	—	4,510
Foreign government	814	465	32	—	—	—	1,311
Total fixed maturity securities	$52,976	$25,663	$2,738	$983	$92	$44	$82,496
December 31, 2021
U.S. corporate	$17,828	$18,074	$2,008	$1,103	$68	$—	$39,081
Foreign corporate	3,518	7,478	554	125	31	—	11,706
U.S. government and agency	9,160	147	—	—	—	—	9,307
RMBS	9,179	46	15	5	11	3	9,259
CMBS	6,882	391	1	5	3	—	7,282
State and political subdivision	4,646	181	1	—	7	—	4,835
ABS	3,686	550	19	15	10	—	4,280
Foreign government	963	768	101	—	—	—	1,832
Total fixed maturity securities	$55,862	$27,635	$2,699	$1,253	$130	$3	$87,582
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% of total investments at both March 31, 2022 and December 31, 2021. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$14,873	31.6%	$16,131	31.8%
Finance	11,898	25.3	12,430	24.4
Consumer	10,708	22.8	11,650	22.9
Utility	6,425	13.6	7,146	14.1
Communications	3,154	6.7	3,430	6.8
Total	$47,058	100.0%	$50,787	100.0%
Structured Securities
We held $20.2 billion and $20.8 billion of Structured Securities, at estimated fair value, at March 31, 2022 and December 31, 2021, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$4,330	49.6%	$(224)	$4,688	50.6%	$29
Collateralized mortgage obligations	4,397	50.4	130	4,571	49.4	352
Total RMBS	$8,727	100.0%	$(94)	$9,259	100.0%	$381
Risk profile:
Agency	$7,007	80.3%	$(167)	$7,563	81.7%	$264
Prime	194	2.2	(2)	192	2.1	4
Alt-A	877	10.0	41	801	8.6	60
Sub-prime	649	7.5	34	703	7.6	53
Total RMBS	$8,727	100.0%	$(94)	$9,259	100.0%	$381
Ratings profile:
Rated Aaa	$7,491	85.8%		$7,905	85.4%
Designated NAIC 1	$8,663	99.3%		$9,179	99.1%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$94	$95	$95	$106
2012	122	121	141	140
2013	209	208	209	213
2014	332	326	322	334
2015	951	939	953	997
2016	464	457	465	485
2017	707	702	707	751
2018	1,672	1,697	1,675	1,827
2019	1,036	992	1,044	1,079
2020	538	487	555	544
2021	833	803	810	806
2022	151	149	—	—
Total	$7,109	$6,976	$6,976	$7,282
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.8 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.6 billion, or 94.6% of total CMBS, at March 31, 2022. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 69.1% of total CMBS, and designated NAIC 1 was $6.9 billion, or 94.5% of total CMBS at December 31, 2021.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,784	61.7%	$(38)	$2,659	62.1%	$(1)
Student loans	371	8.2	(7)	384	9.0	6
Consumer loans	390	8.7	(16)	342	8.0	—
Automobile loans	138	3.1	(3)	151	3.5	2
Credit card loans	146	3.2	(3)	132	3.1	4
Other loans	681	15.1	(23)	612	14.3	8
Total	$4,510	100.0%	$(90)	$4,280	100.0%	$19
Ratings profile:
Rated Aaa	$1,769	39.2%		$1,837	42.9%
Designated NAIC 1	$3,832	85.0%		$3,686	86.1%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	March 31, 2022				December 31, 2021
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,119	61.0%	$69	0.5%	$12,187	61.0%	$67	0.5%
Agricultural	4,139	19.3%	15	0.4%	4,163	20.9%	12	0.3%
Residential	4,226	19.7%	43	1.0%	3,623	18.1%	44	1.2%
Total	$21,484	100.0%	$127	0.6%	$19,973	100.0%	$123	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% at both March 31, 2022 and December 31, 2021. The remainder was collateralized by properties located outside of the U.S. At March 31, 2022, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 19% for California, 10% for New York and 10% for Texas. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2022 and December 31, 2021. At March 31, 2022, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 38% for California, 10% for Florida and 7% for New York.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,856	21.8%	$2,601	21.3%
South Atlantic	2,729	20.8	2,383	19.6
Middle Atlantic	2,313	17.6	2,115	17.3
West South Central	1,452	11.1	1,425	11.7
Mountain	1,062	8.1	1,062	8.7
New England	791	6.0	789	6.5
East North Central	752	5.8	717	5.9
International	489	3.7	495	4.1
West North Central	343	2.6	318	2.6
East South Central	267	2.0	217	1.8
Multi-region and Other	65	0.5	65	0.5
Total recorded investment	13,119	100.0%	12,187	100.0%
Less: allowance for credit losses	69		67
Carrying value, net of allowance for credit losses	$13,050		$12,120
Property type:
Apartment	$4,762	36.3%	$3,895	32.0%
Office	3,590	27.4	3,566	29.3
Industrial	1,923	14.7	1,847	15.1
Retail	1,854	14.1	1,863	15.3
Hotel	990	7.5	1,016	8.3
Total recorded investment	13,119	100.0%	12,187	100.0%
Less: allowance for credit losses	69		67
Carrying value, net of allowance for credit losses	$13,050		$12,120
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 58% at both March 31, 2022 and December 31, 2021, and our average debt-service coverage ratio was 2.2x at both March 31, 2022 and December 31, 2021. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 49% and 46% at March 31, 2022 and December 31, 2021, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At March 31, 2022, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $36 million, comprised of $25 million of agricultural mortgage loans and $11 million of residential mortgage loans. At December 31, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $55 million, comprised of $31 million of agricultural mortgage loans and $24 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDR”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the three months ended March 31, 2022 and 2021.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	March 31, 2022	December 31, 2021
	(In millions)
Other limited partnerships	$3,996	$3,786
Real estate limited partnerships and LLCs (1)	591	485
Total	$4,587	$4,271
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $716 million and $595 million at March 31, 2022 and December 31, 2021, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,360	91.9%	$3,126	94.3%
FHLB Stock	89	3.5	70	2.1
Tax credit and renewable energy partnerships	58	2.3	59	1.8
Leveraged leases, net of non-recourse debt	49	1.9	49	1.5
Other	12	0.4	12	0.3
Total	$2,568	100.0%	$3,316	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2022 and December 31, 2021.
•The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months ended March 31, 2022 and 2021.
See “Business — Segments and Corporate & Other — Annuities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” included in our 2021 Annual Report for more information about our use of derivatives by major hedging programs.
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
Derivatives categorized as Level 3 at March 31, 2022 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
Credit Risk
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2022		December 31, 2021
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,793	$27	$1,724	$38
Purchased	—	—	—	—
Total	$1,793	$27	$1,724	$38
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
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the nonperformance risk adjustment included in the valuation of guaranteed minimum benefits (“GMxB”) accounted for as embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” included in our 2021 Annual Report for more details on policyholder liabilities. Except as otherwise discussed below, there have been no material changes to our policyholder liabilities.
Future Policy Benefits
We establish liabilities for amounts payable under insurance policies. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2021 Annual Report.
Policyholder Account Balances
Policyholder account balances are generally equal to the account value, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. A discussion of policyholder account balances by segment, as well as Corporate & Other, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2021 Annual Report. Policyholder account balances also include amounts associated with funding agreements issued in connection with our institutional spread margin business. See “— Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements.”

Variable Annuity Guarantees
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (the “Benefit Base”) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates” and “Business — Segments and Corporate & Other — Annuities — Products — Variable Annuities” included in our 2021 Annual Report for additional information.
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
The NAR for the guaranteed minimum withdrawal benefits (“GMWB”) is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date and assumes utilization of benefits by all contract holders as of the balance sheet date. Only a small portion of the Benefit Base is available for withdrawal on an annual basis.
The NAR for the guaranteed minimum accumulation benefits (“GMAB”) is the amount of guaranteed benefits in excess of the account values (if any) as of the balance sheet date and assumes utilization of benefits by all contract holders as of the balance sheet. The NAR for the GMAB is not available until the GMAB maturity date
The NAR for the GMDB is the amount of death benefit in excess of the account value (if any) as of the balance sheet date. It represents the amount of the claim we would incur if death claims were made on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
Our variable annuity account value and NAR by type of GMxB were as follows at:

	March 31, 2022 (1)				December 31, 2021 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$38,561	$2,908	$5,437	44.9%	$42,328	$1,809	$5,056	37.3%
GMIB Max with EDB (3)	10,032	3,953	252	22.1%	11,118	2,926	155	13.1%
GMIB Max without EDB	5,663	56	50	10.0%	6,289	3	29	4.8%
GMWB	23,459	429	852	32.0%	25,322	139	680	23.2%
GMAB	674	3	4	11.6%	750	1	1	0.6%
GMDB only (other than EDB)	18,727	1,086	—	N/A	20,233	935	—	N/A
EDB only	3,612	831	—	N/A	3,928	548	—	N/A
Total	$100,728	$9,266	$6,595		$109,968	$6,361	$5,921
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported in future policy benefits on the consolidated balance sheets with changes reported in policyholder benefits and claims on the consolidated statements of operations. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.3 billion at March 31, 2022, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $1.4 billion at March 31, 2022, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Level Annuities are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $5.2 billion at March 31, 2022, are accounted for at estimated fair value.
Our variable annuity reserves by type of GMxB were as follows at:

	March 31, 2022			December 31, 2021
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMIB	$3,402	$1,516	$4,918	$3,374	$1,787	$5,161
GMIB Max	996	(65)	931	967	(36)	931
GMWB	309	(55)	254	327	97	424
GMAB	—	(11)	(11)	—	—	—
GMDB	1,604	—	1,604	1,535	—	1,535
Total	$6,311	$1,385	$7,696	$6,203	$1,848	$8,051
The carrying values of these guarantees can change significantly during periods of sizable and sustained shifts in equity market performance, equity market volatility, or interest rates. Carrying values are also affected by our assumptions around mortality, separate account returns and policyholder behavior, including lapse, annuitization and withdrawal rates. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2021 Annual Report. Furthermore, changes in policyholder behavior assumptions can result in additional changes in accounting estimates.

Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	March 31, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$1,955	$133	$11	$1,780	$229	$17
Interest rate options	8,380	50	9	8,050	83	—
Interest rate forwards	11,839	65	544	9,808	627	109
Hybrid options (2)	900	—	—	900	8	—
Total	$23,074	$248	$564	$20,538	$947	$126
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
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	March 31, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$20,382	$767	$776	$20,695	$889	$876
Equity total return swaps	26,311	536	456	32,719	493	588
Equity variance swaps	281	9	1	281	9	1
Interest rate swaps	1,955	133	11	1,780	229	17
Interest rate options	7,780	32	—	7,450	28	—
Interest rate forwards	6,471	7	305	4,440	218	13
Hybrid options	900	—	—	900	8	—
Total	$64,080	$1,484	$1,549	$68,265	$1,874	$1,495
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
Period-to-period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2021 Annual Report.

Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, including those related to the COVID-19 pandemic, see “— Industry Trends and Uncertainties — COVID-19 Pandemic” and “— Investments — Current Environment,” herein, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” included in our 2021 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $3.6 billion and $3.8 billion at March 31, 2022 and December 31, 2021, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $50.0 billion and $54.9 billion at March 31, 2022 and December 31, 2021, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
In support of our target combined risk-based capital (“RBC”) ratio between 400% and 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital markets scenarios over the life of the contracts level in normal market conditions.
We have a share repurchase program under which repurchases may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Sources:
Changes in policyholder account balances, net	2,613	1,360
Total sources	2,613	1,360
Uses:
Operating activities, net	163	104
Investing activities, net	2,519	200
Changes in payables for collateral under securities loaned and other transactions, net	60	971
Long-term debt repaid	1	—
Dividends on preferred stock	27	25
Treasury stock acquired in connection with share repurchases	127	68
Financing element on certain derivative instruments and other derivative related transactions, net	76	67
Other, net	13	8
Total uses	2,986	1,443
Net increase (decrease) in cash and cash equivalents	$(373)	$(83)
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
Preferred Stock
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 10 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information on preferred stock issuances.
Funding Agreements
From time to time, Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for additional information on funding agreements.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2022	December 31, 2021	2022	2021	2022	2021
	(In millions)
FABCP Program	$1,793	$1,848	$2,158	$—	$2,213	$—
FABN Program	3,450	2,900	550	—	—	—
FHLB Funding Agreements	1,400	900	1,350	—	850	—
Farmer Mac Funding Agreements	425	125	300	—	—	—
Total	$7,068	$5,773	$4,358	$—	$3,063	$—
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information regarding our credit and committed facilities. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding our entry into a new revolving credit facility.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our revolving credit facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At March 31, 2022, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at March 31, 2022. Subsequent to March 31, 2022 and through May 5, 2022, BHF repurchased an additional 921,964 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $48 million.

Preferred Stock Dividends
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
We have, and may from time to time in the future, seek to retire or purchase our outstanding indebtedness through cash purchases or exchanges for other securities, purchases in the open market, privately negotiated transactions or otherwise. Any such repurchases or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions, as well as applicable regulatory, legal and accounting factors. Whether or not we repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. During the three months ended March 31, 2022 and 2021, general account surrenders and withdrawals, including repayments of funding agreements in connection with our institutional spread margin business, totaled $3.9 billion and $712 million, respectively. See “— Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements” for additional information regarding our institutional spread margin business.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At both March 31, 2022 and December 31, 2021, we did not pledge any cash collateral to counterparties. At March 31, 2022 and December 31, 2021, we were obligated to return cash collateral pledged to us by counterparties of $1.0 billion and $1.7 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $632 million and $593 million at March 31, 2022 and December 31, 2021, respectively.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $5.2 billion and $4.6 billion at March 31, 2022 and December 31, 2021, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. We did not hold any non-cash collateral at March 31, 2022. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021.
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding contingencies.

We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. See Notes 4 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding commitments.
In the normal course of our business, we have provided certain indemnities, guarantees, and commitments to third parties such that we may be required to make payments now or in the future. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding guarantees.
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
Short-term Liquidity and Liquid Assets
At March 31, 2022 and December 31, 2021, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.4 billion and $1.6 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At March 31, 2022 and December 31, 2021, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.4 billion and $1.6 billion, respectively, of which $1.4 billion and $1.5 billion was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Note 10 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report.
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
Distributions from and Capital Contributions to BH Holdings
During both the three months ended March 31, 2022 and 2021, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2022 and 2021, BHF borrowed $252 million and $196 million, respectively, from certain of its non-insurance subsidiaries and repaid $228 million and $200 million of such borrowings during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, BHF had total obligations outstanding of $736 million and $712 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the three months ended March 31, 2022 and 2021, there were no borrowings or repayments by BHF under these facilities and, at both March 31, 2022 and December 31, 2021, BHF had no obligations outstanding under such facilities.

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
•whether all or any portion of the tax consequences of our separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) are not as expected, leading to material additional taxes or material adverse consequences to tax attributes that impact us;
•the uncertainty of the outcome of any disputes with MetLife over tax-related or other matters and agreements or disagreements regarding MetLife’s or our obligations under our other agreements; and
•other factors described in this report and from time to time in documents that we file with the SEC.
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2021 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2021 Annual Report.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2021 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2022	764,350	$54.82	764,350	$739
February 1 — February 28, 2022	694,378	$56.31	694,035	$700
March 1 — March 31, 2022	1,166,660	$49.09	940,251	$654
Total	2,625,388		2,398,636
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Financial, Inc. and its subsidiaries or affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Financial, Inc. and its subsidiaries and affiliates may be found elsewhere herein and Brighthouse Financial, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
10.1
Revolving Credit Agreement, dated as of April 15, 2022, among Brighthouse Financial, Inc., Bank of America, N.A., as administrative agent, and the other lenders party thereto is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 19, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 10, 2022