Form 10-Q
period 2022-06-30
Brighthouse Financial, Inc.
filed 2022-08-05
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 2, 2022, 71,817,368 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2022 (Unaudited) and December 31, 2021 and for the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	42
	Note 10 — Earnings Per Common Share	43
	Note 11 — Contingencies, Commitments and Guarantees	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	88
Item 4.	Controls and Procedures	89

Part II — Other Information
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 6.	Exhibits	91

Signature		92

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $83,613 and $79,246, respectively; allowance for credit losses of $4 and $11, respectively)	$78,606	$87,582
Equity securities, at estimated fair value	96	101
Mortgage loans (net of allowance for credit losses of $103 and $123, respectively)	21,508	19,850
Policy loans	1,277	1,264
Limited partnerships and limited liability companies	4,683	4,271
Short-term investments, principally at estimated fair value	920	1,841
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,345	3,316
Total investments	110,435	118,225
Cash and cash equivalents	5,071	4,474
Accrued investment income	852	724
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	16,642	16,094
Deferred policy acquisition costs and value of business acquired	5,434	5,377
Current income tax recoverable	18	—
Deferred income tax asset	471	—
Other assets	445	482
Separate account assets	88,843	114,464
Total assets	$228,211	$259,840
Liabilities and Equity
Liabilities
Future policy benefits	$41,142	$43,807
Policyholder account balances	68,293	66,851
Other policy-related balances	3,273	3,457
Payables for collateral under securities loaned and other transactions	6,675	6,269
Long-term debt	3,157	3,157
Current income tax payable	—	62
Deferred income tax liability	—	1,062
Other liabilities	6,572	4,504
Separate account liabilities	88,843	114,464
Total liabilities	217,955	243,633
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,095,823 and 121,513,442 shares issued, respectively; 73,072,766 and 77,870,072 shares outstanding, respectively	1	1
Additional paid-in capital	14,113	14,154
Retained earnings (deficit)	981	(642)
Treasury stock, at cost; 49,023,057 and 43,643,370 shares, respectively	(1,813)	(1,543)
Accumulated other comprehensive income (loss)	(3,091)	4,172
Total Brighthouse Financial, Inc.’s stockholders’ equity	10,191	16,142
Noncontrolling interests	65	65
Total equity	10,256	16,207
Total liabilities and equity	$228,211	$259,840
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums	$167	$162	$333	$346
Universal life and investment-type product policy fees	784	919	1,625	1,849
Net investment income	1,061	1,212	2,212	2,399
Other revenues	118	101	255	228
Net investment gains (losses)	(66)	(34)	(134)	(20)
Net derivative gains (losses)	1,733	(684)	2,246	(2,188)
Total revenues	3,797	1,676	6,537	2,614
Expenses
Policyholder benefits and claims	1,108	752	2,014	1,508
Interest credited to policyholder account balances	319	287	609	584
Amortization of deferred policy acquisition costs and value of business acquired	566	8	793	99
Other expenses	591	608	1,101	1,170
Total expenses	2,584	1,655	4,517	3,361
Income (loss) before provision for income tax	1,213	21	2,020	(747)
Provision for income tax expense (benefit)	230	(10)	395	(195)
Net income (loss)	983	31	1,625	(552)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	983	31	1,623	(554)
Less: Preferred stock dividends	26	21	53	46
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$957	$10	$1,570	$(600)
Comprehensive income (loss)	$(2,471)	$1,238	$(5,638)	$(1,672)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(2,471)	$1,238	$(5,640)	$(1,674)

Earnings per common share
Basic	$12.84	$0.12	$20.74	$(6.93)
Diluted	$12.77	$0.11	$20.62	$(6.93)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(642)	$(1,543)	$4,172	$16,142	$65	$16,207
Treasury stock acquired in connection with share repurchases					(127)		(127)		(127)
Share-based compensation		—	6		(11)		(5)		(5)
Dividends on preferred stock			(27)				(27)		(27)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				640			640	2	642
Other comprehensive income (loss), net of income tax						(3,809)	(3,809)		(3,809)
Balance at March 31, 2022	—	1	14,133	(2)	(1,681)	363	12,814	65	12,879
Treasury stock acquired in connection with share repurchases					(132)		(132)		(132)
Share-based compensation		—	6		—		6		6
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	—	—
Net income (loss)				983			983	—	983
Other comprehensive income (loss), net of income tax						(3,454)	(3,454)		(3,454)
Balance at June 30, 2022	$—	$1	$14,113	$981	$(1,813)	$(3,091)	$10,191	$65	$10,256

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Treasury stock acquired in connection with share repurchases					(68)		(68)		(68)
Share-based compensation		—	5		(6)		(1)		(1)
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(585)			(585)	2	(583)
Other comprehensive income (loss), net of income tax						(2,327)	(2,327)		(2,327)
Balance at March 31, 2021	—	1	13,858	(1,119)	(1,112)	3,389	15,017	65	15,082
Treasury stock acquired in connection with share repurchases					(124)		(124)		(124)
Share-based compensation		—	5		—		5		5
Dividends on preferred stock			(21)				(21)		(21)
Change in noncontrolling interests							—	—	—
Net income (loss)				31			31	—	31
Other comprehensive income (loss), net of income tax						1,207	1,207		1,207
Balance at June 30, 2021	$—	$1	$13,842	$(1,088)	$(1,236)	$4,596	$16,115	$65	$16,180
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$18	$69
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,250	5,238
Equity securities	41	101
Mortgage loans	1,382	1,384
Limited partnerships and limited liability companies	134	117
Purchases of:
Fixed maturity securities	(10,653)	(9,833)
Equity securities	(20)	(6)
Mortgage loans	(3,098)	(2,247)
Limited partnerships and limited liability companies	(432)	(379)
Cash received in connection with freestanding derivatives	2,749	2,140
Cash paid in connection with freestanding derivatives	(2,220)	(2,893)
Net change in policy loans	(12)	36
Net change in short-term investments	923	1,949
Net change in other invested assets	(63)	(19)
Net cash provided by (used in) investing activities	(5,019)	(4,412)
Cash flows from financing activities
Policyholder account balances:
Deposits	14,107	6,886
Withdrawals	(8,477)	(1,295)
Net change in payables for collateral under securities loaned and other transactions	406	(109)
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(53)	(46)
Treasury stock acquired in connection with share repurchases	(259)	(192)
Financing element on certain derivative instruments and other derivative related transactions, net	(112)	(118)
Other, net	(13)	(8)
Net cash provided by (used in) financing activities	5,598	5,117
Change in cash, cash equivalents and restricted cash	597	774
Cash, cash equivalents and restricted cash, beginning of period	4,474	4,108
Cash, cash equivalents and restricted cash, end of period	$5,071	$4,882
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$77	$81
Income tax	$106	$(4)
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2022.
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
The new guidance will have a significant impact on the Company’s financial statements upon adoption, and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current guidance. The impacts to the financial statements at adoption are highly dependent on market conditions, especially interest rates. The Company is, therefore, unable to currently estimate the ultimate impact of the new guidance on the financial statements; however, at prevailing interest rate levels at December 31, 2021, the Company expects the new guidance, upon adoption, would likely result in a material decrease in stockholders’ equity. Based on prevailing interest rate levels at June 30, 2022, while still anticipated to be material, the impact is expected to be less significant compared to prevailing interest rates at December 31, 2021.
The Company has made significant progress toward adopting the new guidance, including updating systems, validating computations, establishing proper controls, finalizing accounting policies and developing disclosures.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$248	$28	$(207)	$(38)	$31
Provision for income tax expense (benefit)	44	5	(43)	(25)	(19)
Post-tax adjusted earnings	204	23	(164)	(13)	50
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings	$204	$23	$(164)	$(39)	24
Adjustments for:
Net investment gains (losses)					(66)
Net derivative gains (losses)					1,733
Other adjustments to net income (loss)					(485)
Provision for income tax (expense) benefit					(249)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$957

Interest revenue	$546	$112	$350	$62
Interest expense	$—	$—	$—	$38

	Three Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$417	$85	$140	$(82)	$560
Provision for income tax expense (benefit)	79	17	18	(10)	104
Post-tax adjusted earnings	338	68	122	(72)	456
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	21	21
Adjusted earnings	$338	$68	$122	$(93)	435
Adjustments for:
Net investment gains (losses)					(34)
Net derivative gains (losses)					(684)
Other adjustments to net income (loss)					179
Provision for income tax (expense) benefit					114
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$10

Interest revenue	$533	$168	$499	$17
Interest expense	$—	$—	$—	$40

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$631	$60	$(187)	$(69)	$435
Provision for income tax expense (benefit)	116	11	(39)	(26)	62
Post-tax adjusted earnings	515	49	(148)	(43)	373
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	53	53
Adjusted earnings	$515	$49	$(148)	$(98)	318
Adjustments for:
Net investment gains (losses)					(134)
Net derivative gains (losses)					2,246
Other adjustments to net income (loss)					(527)
Provision for income tax (expense) benefit					(333)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$1,570

Interest revenue	$1,101	$265	$751	$110
Interest expense	$—	$—	$—	$76

	Six Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$831	$137	$225	$(143)	$1,050
Provision for income tax expense (benefit)	157	27	27	(29)	182
Post-tax adjusted earnings	674	110	198	(114)	868
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	46	46
Adjusted earnings	$674	$110	$198	$(162)	820
Adjustments for:
Net investment gains (losses)					(20)
Net derivative gains (losses)					(2,188)
Other adjustments to net income (loss)					411
Provision for income tax (expense) benefit					377
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(600)

Interest revenue	$1,083	$334	$961	$31
Interest expense	$—	$—	$—	$81

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Annuities	$1,207	$1,257	$2,479	$2,555
Life	276	383	616	793
Run-off	514	662	1,076	1,290
Corporate & Other	81	36	148	71
Adjustments	1,719	(662)	2,218	(2,095)
Total	$3,797	$1,676	$6,537	$2,614
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Annuities	$153,186	$178,700
Life	21,854	24,514
Run-off	30,888	37,055
Corporate & Other	22,283	19,571
Total	$228,211	$259,840
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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	June 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$86,438		$46,478		$109,968		$59,735
Separate account value	$81,487		$45,291		$105,023		$58,555
Net amount at risk	$15,537	(4)	$6,390	(5)	$6,361	(4)	$5,240	(5)
Average attained age of contract holders	71 years		71 years		71 years		70 years

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	June 30, 2022	December 31, 2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,391	$5,518
Net amount at risk (6)	$66,379	$67,248
Average attained age of policyholders	68 years	68 years

Variable Life Contracts
Total account value (3)	$3,864	$4,785
Net amount at risk (6)	$18,609	$18,857
Average attained age of policyholders	52 years	52 years
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$36,384	$1	$425	$3,336	$33,472	$35,326	$2	$3,946	$189	$39,081
Foreign corporate	11,922	—	66	1,441	10,547	10,916	7	906	109	11,706
U.S. government and agency	9,208	—	788	389	9,607	7,301	—	2,066	60	9,307
RMBS	8,791	1	94	541	8,343	8,878	—	432	51	9,259
CMBS	7,138	2	2	424	6,714	6,976	2	333	25	7,282
State and political subdivision	4,037	—	247	235	4,049	3,995	—	846	6	4,835
ABS	4,911	—	2	229	4,684	4,261	—	33	14	4,280
Foreign government	1,222	—	58	90	1,190	1,593	—	244	5	1,832
Total fixed maturity securities	$83,613	$4	$1,682	$6,685	$78,606	$79,246	$11	$8,806	$459	$87,582
The Company held non-income producing fixed maturity securities with an estimated fair value of $20 million and $3 million at June 30, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,025	$13,020	$17,522	$31,206	$20,840	$83,613
Estimated fair value	$1,018	$12,583	$15,976	$29,288	$19,741	$78,606
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

	June 30, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$25,059	$2,840	$1,780	$496	$5,131	$113	$888	$76
Foreign corporate	8,455	1,256	608	185	2,044	62	326	47
U.S. government and agency	4,069	188	497	201	1,716	40	222	20
RMBS	6,128	470	490	71	3,488	51	32	—
CMBS	6,082	354	406	70	1,401	21	95	4
State and political subdivision	1,765	229	19	6	356	6	7	—
ABS	4,096	213	286	16	2,459	13	93	1
Foreign government	739	90	—	—	278	4	18	1
Total fixed maturity securities	$56,393	$5,640	$4,086	$1,045	$16,873	$310	$1,681	$149
Total number of securities in an unrealized loss position	7,569		781		2,454		369
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $557 million and $534 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $4 million, relating to five securities at June 30, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $4 million and $11 million at June 30, 2022 and December 31, 2021, respectively. For both the six months ended June 30, 2022 and 2021, the change in the allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $10 million for the six months ended June 30, 2022. The Company did not record any write-offs for the six months ended June 30, 2021.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,046	60.7%	$12,187	61.4%
Agricultural	4,144	19.3	4,163	21.0
Residential	4,421	20.5	3,623	18.2
Total mortgage loans (1)	21,611	100.5	19,973	100.6
Allowance for credit losses	(103)	(0.5)	(123)	(0.6)
Total mortgage loans, net	$21,508	100.0%	$19,850	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $415 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively, and $621 million and $799 million for the three months and six months ended June 30, 2021, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both June 30, 2022 and December 31, 2021. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $99 million and $95 million at June 30, 2022 and December 31, 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	—	3	—	3
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$44	$15	$44	$103
Six Months Ended June 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	3	(2)	2	3
Balance, end of period	$47	$13	$37	$97
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
June 30, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,021	$2,634	$375	$1,437	$974	$3,855	$10,296
65% to 75%	426	631	91	383	405	420	2,356
76% to 80%	—	—	—	55	29	65	149
Greater than 80%	1	—	—	—	29	215	245
Total commercial mortgage loans	1,448	3,265	466	1,875	1,437	4,555	13,046
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	306	1,158	410	496	652	809	3,831
65% to 75%	60	97	76	61	1	17	312
Greater than 80%	—	—	—	—	1	—	1
Total agricultural mortgage loans	366	1,255	486	557	654	826	4,144
Residential mortgage loans
Performing	541	1,712	170	226	179	1,535	4,363
Nonperforming	1	3	1	2	2	49	58
Total residential mortgage loans	542	1,715	171	228	181	1,584	4,421
Total	$2,356	$6,235	$1,123	$2,660	$2,272	$6,965	$21,611

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,502	88.1%	$10,289	84.4%
1.00x - 1.20x	270	2.1	596	4.9
Less than 1.00x	1,274	9.8	1,302	10.7
Total	$13,046	100.0%	$12,187	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At June 30, 2022 and December 31, 2021, $26 million and $30 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2022				December 31, 2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,046	$4,128	$4,302	$21,476	$12,187	$4,163	$3,550	$19,900
30-59 days past due	—	—	61	61	—	—	14	14
60-89 days past due	—	—	14	14	—	—	14	14
90-179 days past due	—	16	27	43	—	—	29	29
180+ days past due	—	—	17	17	—	—	16	16
Total	$13,046	$4,144	$4,421	$21,611	$12,187	$4,163	$3,623	$19,973
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At June 30, 2022 and December 31, 2021, $26 million and $30 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
June 30, 2022	$23	$—	$58	$81
December 31, 2021	$—	$—	$59	$59
The Company had $23 million and $0 of loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2022 and December 31, 2021, respectively. The $23 million of mortgage loans for which there was no related allowance for credit losses pertains to collateral dependent loans where the collateral value exceeds amortized cost.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the six months ended June 30, 2022 and 2021.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the six months ended June 30, 2022 and 2021.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$(5,003)	$8,347
Derivatives	606	329
Other	(16)	(29)
Subtotal	(4,413)	8,647
Amounts allocated from:
Future policy benefits	371	(2,903)
DAC, VOBA and DSI	223	(403)
Subtotal	594	(3,306)
Deferred income tax benefit (expense)	802	(1,121)
Net unrealized investment gains (losses)	$(3,017)	$4,220
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2022
(In millions)
Balance at December 31, 2021	$4,220
Unrealized investment gains (losses) during the period	(13,060)
Unrealized investment gains (losses) relating to:
Future policy benefits	3,274
DAC, VOBA and DSI	626
Deferred income tax benefit (expense)	1,923
Balance at June 30, 2022	$(3,017)
Change in net unrealized investment gains (losses)	$(7,237)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2022 and December 31, 2021.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2022	December 31, 2021
	(In millions)
Securities on loan: (1)
Amortized cost	$5,243	$3,573
Estimated fair value	$5,320	$4,539
Cash collateral received from counterparties (2)	$5,391	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$5,304	$4,730
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the interim condensed consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,429	$2,253	$1,080	$4,762	$1,094	$2,125	$1,391	$4,610
U.S. corporate	—	453	—	453	1	—	—	1
Foreign corporate	—	157	—	157	—	—	—	—
Foreign government	—	19	—	19	—	—	—	—
Total	$1,429	$2,882	$1,080	$5,391	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2022 was $1.4 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, agency RMBS, ABS, U.S. and foreign corporate securities and CMBS) with 58% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at June 30, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,378	$10,000
Invested assets held in trust (reinsurance agreements) (2)	5,494	6,029
Invested assets pledged as collateral (3)	8,779	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$22,651	$21,145
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $42 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $131 million and $119 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $144 million and $70 million at redemption value at June 30, 2022 and December 31, 2021, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,206	$16,042	$16,472	$15,802
Limited partnerships and LLCs	4,020	5,429	3,679	5,115
Total	$19,226	$21,471	$20,151	$20,917

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$742	$703	$1,460	$1,393
Equity securities	1	1	1	2
Mortgage loans	205	167	408	331
Policy loans	17	16	32	33
Limited partnerships and LLCs (1)	122	350	363	688
Cash, cash equivalents and short-term investments	6	1	7	3
Other	18	9	32	19
Total investment income	1,111	1,247	2,303	2,469
Less: Investment expenses	50	35	91	70
Net investment income	$1,061	$1,212	$2,212	$2,399
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $93 million and $305 million for the three months and six months ended June 30, 2022, respectively, and $339 million and $670 million for the three months and six months ended June 30, 2021, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fixed maturity securities	$(60)	$(33)	$(102)	$(23)
Equity securities	(6)	3	(12)	3
Mortgage loans	1	(5)	(3)	(1)
Limited partnerships and LLCs	(1)	1	(17)	1
Total net investment gains (losses)	$(66)	$(34)	$(134)	$(20)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($5) million and ($21) million for the three months and six months ended June 30, 2022, respectively, and $1 million and $0 for the three months and six months ended June 30, 2021, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Proceeds	$1,576	$977	$4,115	$2,239
Gross investment gains	$2	$8	$46	$41
Gross investment losses	(60)	(40)	(143)	(57)
Net investment gains (losses)	$(58)	$(32)	$(97)	$(16)
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
•Interest rate derivatives: swaps, floors, caps, swaptions and forwards;
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		June 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$120	$—	$11	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	3,943	541	6	3,282	229	22
Total qualifying hedges		4,063	541	17	3,462	259	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,295	198	—	2,595	325	17
Interest rate floors	Interest rate	2,250	15	2	—	—	—
Interest rate caps	Interest rate	5,350	120	27	5,100	29	4
Interest rate options	Interest rate	16,413	64	33	8,050	83	—
Interest rate forwards	Interest rate	12,095	19	1,684	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	868	148	—	967	96	21
Foreign currency forwards	Foreign currency exchange rate	480	8	—	483	3	4
Credit default swaps — written	Credit	1,923	7	7	1,724	39	1
Credit default swaptions	Credit	—	—	—	150	—	—
Equity index options	Equity market	25,701	731	834	24,692	1,155	877
Equity variance swaps	Equity market	281	9	1	281	9	1
Equity total return swaps	Equity market	25,258	1,235	829	32,719	493	588
Hybrid options	Equity market	900	—	—	900	8	—
Total non-designated or non-qualifying derivatives		94,814	2,554	3,417	87,469	2,867	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	132	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	2,527	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,746	N/A	—	1,848
Assumed index-linked annuities	Other	N/A	—	304	N/A	—	437
Total embedded derivatives		N/A	132	4,577	N/A	186	8,496
Total		$98,877	$3,227	$8,011	$90,931	$3,312	$10,140
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$(20)
Foreign currency exchange rate	1	(2)	14	285
Total cash flow hedges	4	(2)	15	265
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,307)	—	—	—
Foreign currency exchange rate	93	(32)	—	—
Credit	(25)	—	—	—
Equity market	420	—	—	—
Embedded	2,582	—	—	—
Total non-qualifying hedges	1,763	(32)	—	—
Total	$1,767	$(34)	$15	$265
Three Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$19
Foreign currency exchange rate	3	—	8	95
Total cash flow hedges	3	—	9	114
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	722	—	—	—
Foreign currency exchange rate	18	(2)	—	—
Credit	8	—	—	—
Equity market	(306)	—	—	—
Embedded	(1,127)	—	—	—
Total non-qualifying hedges	(685)	(2)	—	—
Total	$(682)	$(2)	$9	$114

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$2	$(41)
Foreign currency exchange rate	1	(2)	25	325
Total cash flow hedges	5	(2)	27	284
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(2,438)	—	—	—
Foreign currency exchange rate	113	(39)	—	—
Credit	(32)	—	—	—
Equity market	728	—	—	—
Embedded	3,911	—	—	—
Total non-qualifying hedges	2,282	(39)	—	—
Total	$2,287	$(41)	$27	$284
Six Months Ended June 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$2	$(33)
Foreign currency exchange rate	8	(3)	16	79
Total cash flow hedges	9	(3)	18	46
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,190)	—	—	—
Foreign currency exchange rate	11	1	—	—
Credit	11	—	—	—
Equity market	(448)	—	—	—
Embedded	(579)	—	—	—
Total non-qualifying hedges	(2,195)	1	—	—
Total	$(2,186)	$(2)	$18	$46
At June 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At June 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $606 million and $329 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$4	$664	2.3	$12	$589	2.4
Baa	(3)	1,231	4.9	27	1,131	5.0
Ba	1	24	4.5	—	—	0.0
Caa and Lower	(2)	4	3.5	(1)	4	4.0
Total	$—	$1,923	4.0	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2022
Derivative assets	$3,127	$(1,864)	$(1,164)	$99	$(55)	$44
Derivative liabilities	$3,451	$(1,864)	$(2)	$1,585	$(1,583)	$2
December 31, 2021
Derivative assets	$3,128	$(1,155)	$(1,494)	$479	$(413)	$66
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,587	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$3,115	$839
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

	June 30, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$32,342	$1,130	$33,472
Foreign corporate	—	9,967	580	10,547
U.S. government and agency	4,687	4,920	—	9,607
RMBS	—	8,276	67	8,343
CMBS	—	6,680	34	6,714
State and political subdivision	—	4,049	—	4,049
ABS	—	4,440	244	4,684
Foreign government	—	1,150	40	1,190
Total fixed maturity securities	4,687	71,824	2,095	78,606
Equity securities	30	39	27	96
Short-term investments	488	432	—	920
Derivative assets: (1)
Interest rate	—	416	—	416
Foreign currency exchange rate	—	669	28	697
Credit	—	1	6	7
Equity market	—	1,966	9	1,975
Total derivative assets	—	3,052	43	3,095
Embedded derivatives within asset host contracts (2)	—	—	132	132
Separate account assets	30	88,813	—	88,843
Total assets	$5,235	$164,160	$2,297	$171,692
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$1,757	$—	$1,757
Foreign currency exchange rate	—	6	—	6
Credit	—	3	4	7
Equity market	—	1,663	1	1,664
Total derivative liabilities	—	3,429	5	3,434
Embedded derivatives within liability host contracts (2)	—	—	4,577	4,577
Total liabilities	$—	$3,429	$4,582	$8,011

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2022.
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

					June 30, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.44%	-	22.16%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.17%	-	2.23%	(0.38)%	-	1.49%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended June 30, 2022
Balance, beginning of period	$1,618	$194	$23	$13	$—	$30	$(6,911)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	1	—	(5)	2,582	—
Total realized/unrealized gains (losses) included in AOCI	(110)	3	(5)	—	—	12	—	—
Purchases (7)	330	201	—	13	—	1	—	—
Sales (7)	(56)	(11)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(116)	—
Transfers into Level 3 (8)	90	34	22	—	—	—	—	—
Transfers out of Level 3 (8)	(156)	(76)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(4,445)	$—
Three Months Ended June 30, 2021
Balance, beginning of period	$670	$126	$—	$3	$—	$8	$(6,468)	$2
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	8	(1,127)	—
Total realized/unrealized gains (losses) included in AOCI	21	1	—	—	—	10	—	—
Purchases (7)	231	163	12	—	—	—	—	—
Sales (7)	(12)	(9)	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(120)	—
Transfers into Level 3 (8)	65	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(86)	(64)	—	—	—	—	—	(2)
Balance, end of period	$889	$217	$12	$3	$—	$20	$(7,715)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (9)	$—	$—	$—	$1	$—	$(5)	$2,537	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (9)	$(117)	$2	$(5)	$—	$—	$12	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$—	$—	$—	$—	$—	$3	$(1,104)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2021 (9)	$21	$1	$—	$—	$—	$10	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Six Months Ended June 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(8,310)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	1	—	(15)	3,911	(1)
Total realized/unrealized gains (losses) included in AOCI	(216)	(12)	(9)	—	—	16	—	—
Purchases (7)	648	229	5	13	—	1	—	—
Sales (7)	(140)	(14)	(1)	—	(2)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(46)	—
Transfers into Level 3 (8)	148	23	19	—	—	—	—	1
Transfers out of Level 3 (8)	(123)	(101)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(4,445)	$—
Six Months Ended June 30, 2021
Balance, beginning of period	$688	$67	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	16	(579)	—
Total realized/unrealized gains (losses) included in AOCI	—	1	—	—	—	9	—	—
Purchases (7)	327	181	12	—	—	(1)	—	—
Sales (7)	(10)	(14)	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(262)	—
Transfers into Level 3 (8)	66	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(181)	(18)	—	—	—	—	—	(3)
Balance, end of period	$889	$217	$12	$3	$—	$20	$(7,715)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (9)	$—	$—	$—	$1	$—	$(15)	$4,001	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (9)	$(218)	$(12)	$(9)	$—	$—	$16	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2021 (9)	$(1)	$—	$—	$—	$—	$2	$(560)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2021 (9)	$—	$1	$—	$—	$—	$9	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$21,508	$—	$—	$20,397	$20,397
Policy loans	$1,277	$—	$515	$952	$1,467
Other invested assets	$156	$—	$144	$12	$156
Premiums, reinsurance and other receivables	$3,714	$—	$311	$3,740	$4,051
Liabilities
Policyholder account balances	$26,762	$—	$—	$26,032	$26,032
Long-term debt	$3,157	$—	$2,795	$—	$2,795
Other liabilities	$1,092	$—	$387	$705	$1,092
Separate account liabilities	$1,066	$—	$1,066	$—	$1,066

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
7. Long-term Debt
On April 15, 2022, BHF entered into a new revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “2022 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2022 Revolving Credit Facility refinanced and replaced BHF’s former $1.0 billion senior unsecured revolving credit facility that was scheduled to mature May 7, 2024. At June 30, 2022, there were no borrowings or letters of credit outstanding under the 2022 Revolving Credit Facility.
8. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both June 30, 2022 and December 31, 2021:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividend declared for BHF’s preferred stock by series was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$825.00	$14	$825.00	$14
B	$421.88	7	$421.88	7	$843.76	14	$843.76	14
C	$335.94	8	$335.94	7	$671.88	16	$802.52	18
D	$289.06	4	$—	—	$684.11	9	$—	—
Total		$26		$21		$53		$46

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Common Stock Repurchase Program
During the six months ended June 30, 2022 and 2021, BHF repurchased 5,152,415 and 4,312,267 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $259 million and $192 million, respectively. At June 30, 2022, BHF had $522 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at March 31, 2022	$167	$252	$(13)	$(43)	$363
OCI before reclassifications	(4,690)	265	(24)	(2)	(4,451)
Deferred income tax benefit (expense) (2)	964	(34)	5	1	936
AOCI before reclassifications, net of income tax	(3,559)	483	(32)	(44)	(3,152)
Amounts reclassified from AOCI	81	(5)	—	2	78
Deferred income tax benefit (expense) (2)	(17)	—	—	—	(17)
Amounts reclassified from AOCI, net of income tax	64	(5)	—	2	61
Balance at June 30, 2022	$(3,495)	$478	$(32)	$(42)	$(3,091)

	Three Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at March 31, 2021	$3,387	$55	$(14)	$(39)	$3,389
OCI before reclassifications	1,385	114	1	—	1,500
Deferred income tax benefit (expense) (2)	(291)	(24)	—	1	(314)
AOCI before reclassifications, net of income tax	4,481	145	(13)	(38)	4,575
Amounts reclassified from AOCI	32	(4)	—	(1)	27
Deferred income tax benefit (expense) (2)	(7)	1	—	—	(6)
Amounts reclassified from AOCI, net of income tax	25	(3)	—	(1)	21
Balance at June 30, 2021	$4,506	$142	$(13)	$(39)	$4,596

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2021	$3,982	$238	$(7)	$(41)	$4,172
OCI before reclassifications	(9,561)	284	(32)	(4)	(9,313)
Deferred income tax benefit (expense) (2)	1,986	(38)	7	1	1,956
AOCI before reclassifications, net of income tax	(3,593)	484	(32)	(44)	(3,185)
Amounts reclassified from AOCI	124	(7)	—	2	119
Deferred income tax benefit (expense) (2)	(26)	1	—	—	(25)
Amounts reclassified from AOCI, net of income tax	98	(6)	—	2	94
Balance at June 30, 2022	$(3,495)	$478	$(32)	$(42)	$(3,091)

	Six Months Ended June 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
OCI before reclassifications	(1,463)	46	(6)	(2)	(1,425)
Deferred income tax benefit (expense) (2)	308	(10)	1	1	300
AOCI before reclassifications, net of income tax	4,491	151	(13)	(38)	4,591
Amounts reclassified from AOCI	19	(11)	—	(1)	7
Deferred income tax benefit (expense) (2)	(4)	2	—	—	(2)
Amounts reclassified from AOCI, net of income tax	15	(9)	—	(1)	5
Balance at June 30, 2021	$4,506	$142	$(13)	$(39)	$4,596
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(55)	$(31)	$(94)	$(15)	Net investment gains (losses)
Net unrealized investment gains (losses)	(26)	(1)	(30)	(4)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(81)	(32)	(124)	(19)
Income tax (expense) benefit	17	7	26	4
Net unrealized investment gains (losses), net of income tax	(64)	(25)	(98)	(15)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	—	4	1	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	1	3	1	8	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	5	4	7	11
Income tax (expense) benefit	—	(1)	(1)	(2)
Gains (losses) on cash flow hedges, net of income tax	5	3	6	9
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	1	(2)	1
Amortization of defined benefit plans, before income tax	(2)	1	(2)	1
Income tax (expense) benefit	—	—	—	—
Amortization of defined benefit plans, net of income tax	(2)	1	(2)	1
Total reclassifications, net of income tax	$(61)	$(21)	$(94)	$(5)
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
Other revenues consisted primarily of 12b-1 fees of $74 million and $156 million for the three months and six months ended June 30, 2022, respectively, and $91 million and $179 million for the three months and six months ended June 30, 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Compensation	$80	$96	$165	$188
Contracted services and other labor costs	68	70	124	130
Transition services agreements	1	29	29	61
Establishment costs	11	29	26	46
Premium and other taxes, licenses and fees	15	12	28	27
Separate account fees	102	127	216	252
Volume related costs, excluding compensation, net of DAC capitalization	99	180	244	343
Interest expense on debt	38	40	76	81
Other	177	25	193	42
Total other expenses	$591	$608	$1,101	$1,170
10. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$957	$10	$1,570	$(600)

Weighted average common shares outstanding — basic	74,570,237	85,549,350	75,705,755	86,555,806
Dilutive effect of share-based awards	401,421	515,800	454,716	—
Weighted average common shares outstanding — diluted	74,971,658	86,065,150	76,160,471	86,555,806

Earnings per common share:
Basic	$12.84	$0.12	$20.74	$(6.93)
Diluted	$12.77	$0.11	$20.62	$(6.93)
For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022.
For the six months ended June 30, 2021, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2022.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Contingencies, Commitments and Guarantees (continued)
As of June 30, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the above reinsurance-related matters. The reduction in the estimated range reflects the settlement of a reinsurance-related matter with a third party during the second quarter of 2022 for $140 million, which is reported in other expenses. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $358 million and $719 million at June 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.4 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively.
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
The Company’s recorded liabilities were $1 million at both June 30, 2022 and December 31, 2021 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “2021 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) filed with the SEC on May 10, 2022; and (iv) our current reports on Form 8-K filed in 2022.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Income (loss) available to shareholders before provision for income tax	$1,187	$—	$1,965	$(795)
Less: Provision for income tax expense (benefit)	230	(10)	395	(195)
Net income (loss) available to shareholders (1)	$957	$10	$1,570	$(600)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$5	$539	$380	$1,002
Less: Provision for income tax expense (benefit)	(19)	104	62	182
Adjusted earnings	$24	$435	$318	$820
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended June 30, 2022, we had net income available to shareholders of $957 million and adjusted earnings of $24 million compared to net income available to shareholders of $10 million and adjusted earnings of $435 million for the three months ended June 30, 2021. Net income available to shareholders for the three months ended June 30, 2022 primarily reflects net favorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to market factors. Lower equity markets resulted in favorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”). These favorable impacts were partially offset by increasing long-term interest rates resulting in an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business.
For the six months ended June 30, 2022, we had net income available to shareholders of $1.6 billion and adjusted earnings of $318 million compared to a net loss available to shareholders of $600 million and adjusted earnings of $820 million for the six months ended June 30, 2021. Net income available to shareholders for the six months ended June 30, 2022 primarily reflects net favorable changes in the estimated fair value of our GMLB Riders due to market factors and favorable pre-tax adjusted earnings. Lower equity markets resulted in favorable changes to Shield liabilities. These favorable impacts were partially offset by increasing long-term interest rates resulting in an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business.
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
Universal life and investment-type product policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gain on reinsurance.

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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$167	$162	$333	$346
Universal life and investment-type product policy fees	784	919	1,625	1,849
Net investment income	1,061	1,212	2,212	2,399
Other revenues	118	101	255	228
Net investment gains (losses)	(66)	(34)	(134)	(20)
Net derivative gains (losses)	1,733	(684)	2,246	(2,188)
Total revenues	3,797	1,676	6,537	2,614
Expenses
Policyholder benefits and claims	1,108	752	2,014	1,508
Interest credited to policyholder account balances	319	287	609	584
Capitalization of DAC	(115)	(120)	(224)	(234)
Amortization of DAC and VOBA	566	8	793	99
Interest expense on debt	38	40	76	81
Other expenses	668	688	1,249	1,323
Total expenses	2,584	1,655	4,517	3,361
Income (loss) before provision for income tax	1,213	21	2,020	(747)
Provision for income tax expense (benefit)	230	(10)	395	(195)
Net income (loss)	983	31	1,625	(552)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	983	31	1,623	(554)
Less: Preferred stock dividends	26	21	53	46
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$957	$10	$1,570	$(600)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
GMLB Riders	$1,832	$(933)	$2,722	$(1,286)
Other derivative instruments	(605)	443	(1,051)	(513)
Net investment gains (losses)	(66)	(34)	(134)	(20)
Other adjustments	21	(15)	48	22
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	5	539	380	1,002
Income (loss) available to shareholders before provision for income tax	1,187	—	1,965	(795)
Provision for income tax expense (benefit)	230	(10)	395	(195)
Net income (loss) available to shareholders	$957	$10	$1,570	$(600)

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Income available to shareholders before provision for income tax was $1.2 billion ($957 million, net of income tax), an increase of $1.2 billion ($947 million, net of income tax) from income available to shareholders before provision for income tax of $0 ($10 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable item:
•gains from GMLB Riders, see “— GMLB Riders for the Three Months and Six Months Ended June 30, 2022 and 2021.”
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased in the current period and decreased in the prior period; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 19% in the current period compared to 48% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Income available to shareholders before provision for income tax was $2.0 billion ($1.6 billion, net of income tax), an increase of $2.8 billion ($2.2 billion, net of income tax) from a loss available to shareholders before provision for income tax of $795 million ($600 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable item:
•gains from GMLB Riders, see “— GMLB Riders for the Three Months and Six Months Ended June 30, 2022 and 2021.”
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased more in the current period than in the prior period; and
•net investment losses reflecting higher current period net losses on sales of fixed maturity securities, as well as net losses on limited partnerships and limited liability companies (“LLC”) and net mark-to-market losses on equity securities compared to prior period net gains.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 20% in the current period compared to 26% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,999	$16	$(1,387)	$329	$957
Add: Provision for income tax expense (benefit)	44	5	530	(349)	230
Income (loss) available to shareholders before provision for income tax	2,043	21	(857)	(20)	1,187
Less: GMLB Riders	1,832	—	—	—	1,832
Less: Other derivative instruments	12	1	(634)	16	(605)
Less: Net investment gains (losses)	(39)	(8)	(47)	28	(66)
Less: Other adjustments	(10)	—	31	—	21
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	248	28	(207)	(64)	5
Less: Provision for income tax expense (benefit)	44	5	(43)	(25)	(19)
Adjusted earnings	$204	$23	$(164)	$(39)	$24

	Three Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(601)	$61	$742	$(192)	$10
Add: Provision for income tax expense (benefit)	79	17	(175)	69	(10)
Income (loss) available to shareholders before provision for income tax	(522)	78	567	(123)	—
Less: GMLB Riders	(933)	—	—	—	(933)
Less: Other derivative instruments	12	4	427	—	443
Less: Net investment gains (losses)	(21)	(10)	17	(20)	(34)
Less: Other adjustments	3	(1)	(17)	—	(15)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	417	85	140	(103)	539
Less: Provision for income tax expense (benefit)	79	17	18	(10)	104
Adjusted earnings	$338	$68	$122	$(93)	$435

	Six Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$3,192	$26	$(2,000)	$352	$1,570
Add: Provision for income tax expense (benefit)	116	11	676	(408)	395
Income (loss) available to shareholders before provision for income tax	3,308	37	(1,324)	(56)	1,965
Less: GMLB Riders	2,722	—	—	—	2,722
Less: Other derivative instruments	54	2	(1,169)	62	(1,051)
Less: Net investment gains (losses)	(79)	(25)	(36)	6	(134)
Less: Other adjustments	(20)	—	68	—	48
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	631	60	(187)	(124)	380
Less: Provision for income tax expense (benefit)	116	11	(39)	(26)	62
Adjusted earnings	$515	$49	$(148)	$(98)	$318

	Six Months Ended June 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(585)	$106	$61	$(182)	$(600)
Add: Provision for income tax expense (benefit)	157	27	(314)	(65)	(195)
Income (loss) available to shareholders before provision for income tax	(428)	133	(253)	(247)	(795)
Less: GMLB Riders	(1,286)	—	—	—	(1,286)
Less: Other derivative instruments	42	2	(557)	—	(513)
Less: Net investment gains (losses)	(24)	(5)	65	(56)	(20)
Less: Other adjustments	9	(1)	14	—	22
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	831	137	225	(191)	1,002
Less: Provision for income tax expense (benefit)	157	27	27	(29)	182
Adjusted earnings	$674	$110	$198	$(162)	$820
Consolidated Results for the Three Months and Six Months Ended June 30, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$841	$959	$1,759	$1,954
Net investment spread	572	749	1,260	1,460
Insurance-related activities	(596)	(404)	(1,125)	(883)
Amortization of DAC and VOBA	(195)	(136)	(358)	(311)
Other expenses, net of DAC capitalization	(591)	(608)	(1,101)	(1,170)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	26	21	55	48
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	5	539	380	1,002
Provision for income tax expense (benefit)	(19)	104	62	182
Adjusted earnings	$24	$435	$318	$820
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Adjusted earnings were $24 million in the current period, a decrease of $411 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in guaranteed minimum death benefit (“GMDB”) liabilities resulting from unfavorable equity market performance;
◦higher liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the current period; and
◦an adjustment in the current period related to actuarial modeling improvements in our Annuities segment;
partially offset by
◦lower paid claims, net of reinsurance, in our Life and Run-off segments;
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
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns on real estate limited partnerships and LLCs;
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA due to the impact on future gross profits from lower separate account returns and unfavorable equity market performance in our Annuities segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 61% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were $318 million in the current period, a decrease of $502 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in GMDB liabilities resulting from unfavorable equity market performance;
◦higher liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the current period; and
◦an adjustment in the current period related to actuarial modeling improvements in our Annuities segment;
partially offset by
◦lower paid claims, net of reinsurance, in our Life and Run-off segments; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Run-off segment;
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
◦higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns on real estate limited partnerships and LLCs;
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns in our Life segment, which is mostly offset in other expenses; and

◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Life segment; and
•higher net amortization of DAC and VOBA due to:
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance in our Annuities segment;
partially offset by
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Life segment.
Key net favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is mostly offset in fee income;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our Life segment, which is offset in fee income;
◦lower deferred compensation and operational expenses; and
◦lower transition services agreement expenses;
partially offset by
◦the settlement of a reinsurance-related matter in the current period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 14% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2022 and 2021 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$632	$706	$1,324	$1,418
Net investment spread	315	310	640	633
Insurance-related activities	(200)	(59)	(327)	(154)
Amortization of DAC and VOBA	(160)	(123)	(294)	(250)
Other expenses, net of DAC capitalization	(339)	(417)	(712)	(816)
Pre-tax adjusted earnings	248	417	631	831
Provision for income tax expense (benefit)	44	79	116	157
Adjusted earnings	$204	$338	$515	$674

A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances decreased for the three months and the six months ended June 30, 2022, driven by unfavorable investment performance, negative net flows and policy charges.

	Three Months Ended June 30, 2022 (1)	Six Months Ended June 30, 2022 (1)
	(In millions)
Balance, beginning of period	$95,944	$105,197
Premiums and deposits	375	814
Withdrawals, surrenders and contract benefits	(1,834)	(3,955)
Net flows	(1,459)	(3,141)
Investment performance	(12,199)	(19,105)
Policy charges	(586)	(1,167)
Net transfers from (to) general account	(67)	(151)
Balance, end of period	$81,633	$81,633

Average balance	$87,644	$92,716
_______________
(1)Includes income annuities for which separate account balances at June 30, 2022 were $145 million.
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Adjusted earnings were $204 million in the current period, a decrease of $134 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦a net increase in GMDB liabilities resulting from unfavorable equity market performance;
◦higher volume and severity of GMDB claims; and
◦an adjustment in the current period related to actuarial modeling improvements;
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher net amortization of DAC and VOBA due to the impact on future gross profits from lower separate account returns and unfavorable equity market performance.
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower transition services agreement expenses; and
◦lower deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were $515 million in the current period, a decrease of $159 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:

◦a net increase in GMDB liabilities resulting from unfavorable equity market performance;
◦higher volume and severity of GMDB claims; and
◦an adjustment in the current period related to actuarial modeling improvements;
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher net amortization of DAC and VOBA due to the impact on future gross profits from lower separate account returns and unfavorable equity market performance.
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower transition services agreement expenses; and
◦lower deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$45	$90	$110	$207
Net investment spread	35	94	133	179
Insurance-related activities	(16)	(41)	(96)	(102)
Amortization of DAC and VOBA	(33)	(10)	(59)	(55)
Other expenses, net of DAC capitalization	(3)	(48)	(28)	(92)
Pre-tax adjusted earnings	28	85	60	137
Provision for income tax expense (benefit)	5	17	11	27
Adjusted earnings	$23	$68	$49	$110
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Adjusted earnings were $23 million in the current period, a decrease of $45 million.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period;
•lower fee income due to:
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns, which is mostly offset in other expenses; and
◦higher ceded cost of insurance fees resulting from new reinsurance agreements entered into in the current period; and
•higher amortization of DAC and VOBA due to the impact on gross profits from lower separate account returns.
Key favorable impacts were:
•lower other expenses due to:

◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns, which is mostly offset in fee income;
◦lower transition services agreement expenses; and
◦lower deferred compensation expenses; and
•lower costs associated with insurance-related activities due to lower paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were $49 million in the current period, a decrease of $61 million.
Key unfavorable impacts were:
•lower fee income due to:
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns, which is mostly offset in other expenses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
◦higher ceded cost of insurance fees resulting from new reinsurance agreements entered into in the current period; and
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period.
Key favorable impacts were:
•lower other expenses due to:
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns, which is mostly offset in fee income;
◦lower transition services agreement expenses; and
◦lower deferred compensation and operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$164	$163	$325	$329
Net investment spread	189	332	422	623
Insurance-related activities	(394)	(309)	(724)	(637)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(166)	(46)	(210)	(90)
Pre-tax adjusted earnings	(207)	140	(187)	225
Provision for income tax expense (benefit)	(43)	18	(39)	27
Adjusted earnings	$(164)	$122	$(148)	$198

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Adjusted earnings were a loss of $164 million in the current period, a decrease of $286 million.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period;
•higher other expenses due to the settlement of a reinsurance-related matter in the current period; and
•higher net costs associated with insurance-related activities due to:
◦higher liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the current period;
partially offset by
◦lower paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 13% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were a loss of $148 million in the current period, a decrease of $346 million.
Key unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average;
•higher other expenses due to the settlement of a reinsurance-related matter in the current period; and
•higher net costs associated with insurance-related activities due to:
◦higher liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the current period;
partially offset by
◦lower paid claims, net of reinsurance; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 12% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$—	$—	$—	$—
Net investment spread	33	13	65	25
Insurance-related activities	14	5	22	10
Amortization of DAC and VOBA	(2)	(3)	(5)	(6)
Other expenses, net of DAC capitalization	(83)	(97)	(151)	(172)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	26	21	55	48
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(64)	(103)	(124)	(191)
Provision for income tax expense (benefit)	(25)	(10)	(26)	(29)
Adjusted earnings	$(39)	$(93)	$(98)	$(162)
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Adjusted earnings were a loss of $39 million in the current period, a lower loss of $54 million.
Key favorable impacts were:
•higher net investment spread due to higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
•lower other expenses due to lower establishment costs.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 66% in the current period compared to 12% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Adjusted earnings were a loss of $98 million in the current period, a lower loss of $64 million.
Key favorable impacts were:
•higher net investment spread due to higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
•lower other expenses due to lower establishment costs.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 38% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

GMLB Riders for the Three Months and Six Months Ended June 30, 2022 and 2021
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Liabilities	$2,193	$(1,239)	$3,287	$(686)
Hedges	(188)	(43)	(505)	(1,140)
Ceded reinsurance	(19)	21	(52)	(63)
Fees (1)	208	204	408	401
GMLB DAC	(362)	124	(416)	202
Total GMLB Riders	$1,832	$(933)	$2,722	$(1,286)
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $13 million and $15 million for the three months ended June 30, 2022 and 2021, respectively, and $27 million and $29 million for the six months ended June 30, 2022 and 2021, respectively.
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Comparative results from GMLB Riders were favorable by $2.8 billion, primarily driven by:
•favorable changes to the estimated fair value of Shield liabilities;
partially offset by
•unfavorable changes to GMLB DAC;
•unfavorable changes to the estimated fair value of our GMLB hedges; and
•unfavorable changes to the estimated fair value of variable annuity liability reserves.
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
•unfavorable changes to the estimated fair value of variable annuity liability reserves; and
•unfavorable changes to GMLB DAC.
Higher interest rates resulted in the following impacts:
•favorable changes to the estimated fair value of variable annuity liability reserves;
partially offset by
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC;
•unfavorable changes in ceded reinsurance; and
•unfavorable changes to the estimated fair value of Shield liabilities.
The widening of our credit spreads in the current period resulted in a favorable change in the adjustment for nonperformance risk, net of unfavorable changes in GMLB DAC and Shield liabilities.
Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Comparative results from GMLB Riders were favorable by $4.0 billion, primarily driven by:

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
•favorable changes to the estimated fair value of our GMLB hedges; and
•favorable changes in ceded reinsurance;
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
The widening of our credit spreads in the current period resulted in a favorable change in the adjustment for nonperformance risk, net of unfavorable changes in GMLB DAC and Shield liabilities.
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
See also “Risk Factors — Economic Environment and Capital Markets-Related Risks — We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our net investment income and our profitability measures to vary from period to period” and “Risk Factors — Investments-Related Risks” in our 2021 Annual Report.
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
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board (the “Federal Reserve”) in the U.S. The Federal Reserve may increase or decrease the federal funds rate in the future, which, in addition to impacting product sales, may have an impact on the valuation of risk-bearing investments. During the first six months of 2022, the Federal Reserve has increased the target range for the federal funds rate three times — from between 0% and 0.25% to between 0.25% and 0.50% on March 16, 2022; to between 0.75% and 1.00% on May 4, 2022; and to between 1.50% and 1.75% on June 15, 2022. On July 27, 2022, the Federal Reserve further increased the target range for the federal funds rate to between 2.25% and 2.50%. These target range increases have contributed to a decrease in the net unrealized gains in our investment portfolio. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
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
During the six months ended June 30, 2022, we sold positions with direct exposure to Russia with an amortized cost of $99 million and recorded a net investment realized loss of $8 million. At June 30, 2022, we did not have any direct exposure to Russia or Ukraine.
There has been an increased market focus on energy sector investments as a result of energy and oil price volatility due to, among other factors, ongoing geopolitical events. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $2.7 billion, with net unrealized gains (losses) of ($218) million. Of the $2.7 billion exposure to energy sector fixed maturity securities, 89% were investment grade at June 30, 2022.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.6 billion, with net unrealized gains (losses) of ($157) million. Of the $1.6 billion exposure to retail sector corporate fixed maturity securities, 94% were investment grade at June 30, 2022.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.06%	$1,109	5.21%	$1,251	4.28%	$2,304	5.23%	$2,476
Investment fees and expenses (2)	(0.14)	(39)	(0.13)	(34)	(0.14)	(77)	(0.13)	(67)
Adjusted net investment income (3)	3.92%	$1,070	5.08%	$1,217	4.14%	$2,227	5.10%	$2,409
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net investment income	$1,061	$1,212	$2,212	$2,399
Less: Investment hedge adjustments	(9)	(5)	(15)	(10)
Adjusted net investment income — in the above yield table	$1,070	$1,217	$2,227	$2,409
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2022 and 2021 for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$65,267	83.0%	$72,925	83.3%
Privately-placed	13,339	17.0	14,657	16.7
Total fixed maturity securities	$78,606	100.0%	$87,582	100.0%
Percentage of cash and invested assets	68.1%		71.4%
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

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2022					December 31, 2021
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$53,390	$—	$(2,010)	$51,380	65.4%	$49,729	$—	$6,133	$55,862	63.8%
2	Baa	26,678	—	(2,599)	24,079	30.6	25,493	—	2,142	27,635	31.6
Subtotal investment grade		80,068	—	(4,609)	75,459	96.0	75,222	—	8,275	83,497	95.4
3	Ba	2,710	—	(288)	2,422	3.1	2,634	—	65	2,699	3.1
4	B	735	1	(94)	640	0.8	1,244	3	12	1,253	1.4
5	Caa and lower	68	3	—	65	0.1	142	8	(4)	130	0.1
6	In or near default	32	—	(12)	20	—	4	—	(1)	3	—
Subtotal below investment grade		3,545	4	(394)	3,147	4.0	4,024	11	72	4,085	4.6
Total fixed maturity securities		$83,613	$4	$(5,003)	$78,606	100.0%	$79,246	$11	$8,347	$87,582	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2022
U.S. corporate	$15,173	$15,777	$1,925	$547	$33	$17	$33,472
Foreign corporate	3,421	6,624	432	70	—	—	10,547
U.S. government and agency	9,464	143	—	—	—	—	9,607
RMBS	8,307	11	8	4	10	3	8,343
CMBS	6,350	345	11	5	3	—	6,714
State and political subdivision	3,913	126	1	—	9	—	4,049
ABS	4,004	638	18	14	10	—	4,684
Foreign government	748	415	27	—	—	—	1,190
Total fixed maturity securities	$51,380	$24,079	$2,422	$640	$65	$20	$78,606
December 31, 2021
U.S. corporate	$17,828	$18,074	$2,008	$1,103	$68	$—	$39,081
Foreign corporate	3,518	7,478	554	125	31	—	11,706
U.S. government and agency	9,160	147	—	—	—	—	9,307
RMBS	9,179	46	15	5	11	3	9,259
CMBS	6,882	391	1	5	3	—	7,282
State and political subdivision	4,646	181	1	—	7	—	4,835
ABS	3,686	550	19	15	10	—	4,280
Foreign government	963	768	101	—	—	—	1,832
Total fixed maturity securities	$55,862	$27,635	$2,699	$1,253	$130	$3	$87,582

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise less than 2% and 2% of total investments at June 30, 2022 and December 31, 2021, respectively. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$13,543	30.8%	$16,131	31.8%
Finance	11,878	27.0	12,430	24.4
Consumer	9,809	22.3	11,650	22.9
Utility	5,963	13.5	7,146	14.1
Communications	2,826	6.4	3,430	6.8
Total	$44,019	100.0%	$50,787	100.0%
Structured Securities
We held $19.7 billion and $20.8 billion of Structured Securities, at estimated fair value, at June 30, 2022 and December 31, 2021, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$4,162	49.9%	$(49)	$4,688	50.6%	$29
Collateralized mortgage obligations	4,181	50.1	(398)	4,571	49.4	352
Total RMBS	$8,343	100.0%	$(447)	$9,259	100.0%	$381
Risk profile:
Agency	$6,722	80.6%	$(459)	$7,563	81.7%	$264
Prime	183	2.2	(11)	192	2.1	4
Alt-A	853	10.2	6	801	8.6	60
Sub-prime	585	7.0	17	703	7.6	53
Total RMBS	$8,343	100.0%	$(447)	$9,259	100.0%	$381
Ratings profile:
Rated Aaa	$7,252	86.9%		$7,905	85.4%
Designated NAIC 1	$8,307	99.6%		$9,179	99.1%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$91	$85	$95	$106
2012	97	95	141	140
2013	209	205	209	213
2014	332	315	322	334
2015	959	916	953	997
2016	464	441	465	485
2017	719	686	707	751
2018	1,674	1,621	1,675	1,827
2019	1,027	931	1,044	1,079
2020	539	457	555	544
2021	816	759	810	806
2022	211	203	—	—
Total	$7,138	$6,714	$6,976	$7,282
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.6 billion, or 68.8% of total CMBS, and designated NAIC 1 was $6.4 billion, or 94.6% of total CMBS, at June 30, 2022. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 69.1% of total CMBS, and designated NAIC 1 was $6.9 billion, or 94.5% of total CMBS at December 31, 2021.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,801	59.8%	$(120)	$2,659	62.1%	$(1)
Student loans	384	8.2	(21)	384	9.0	6
Consumer loans	381	8.1	(25)	342	8.0	—
Automobile loans	162	3.5	(6)	151	3.5	2
Credit card loans	152	3.2	(6)	132	3.1	4
Other loans	804	17.2	(49)	612	14.3	8
Total	$4,684	100.0%	$(227)	$4,280	100.0%	$19
Ratings profile:
Rated Aaa	$1,928	41.2%		$1,837	42.9%
Designated NAIC 1	$4,004	85.5%		$3,686	86.1%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	June 30, 2022				December 31, 2021
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,046	60.4%	$44	0.3%	$12,187	61.0%	$67	0.5%
Agricultural	4,144	19.2%	15	0.4%	4,163	20.9%	12	0.3%
Residential	4,421	20.4%	44	1.0%	3,623	18.1%	44	1.2%
Total	$21,611	100.0%	$103	0.5%	$19,973	100.0%	$123	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% at both June 30, 2022 and December 31, 2021. The remainder was collateralized by properties located outside of the U.S. At June 30, 2022, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 19% for California, 10% for Texas and 10% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2022 and December 31, 2021. At June 30, 2022, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 40% for California, 10% for Florida and 7% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,785	21.3%	$2,601	21.3%
South Atlantic	2,661	20.4	2,383	19.6
Middle Atlantic	2,311	17.7	2,115	17.3
West South Central	1,489	11.4	1,425	11.7
Mountain	1,175	9.0	1,062	8.7
New England	742	5.7	789	6.5
East North Central	692	5.3	717	5.9
International	476	3.7	495	4.1
West North Central	342	2.6	318	2.6
East South Central	308	2.4	217	1.8
Multi-region and Other	65	0.5	65	0.5
Total recorded investment	13,046	100.0%	12,187	100.0%
Less: allowance for credit losses	44		67
Carrying value, net of allowance for credit losses	$13,002		$12,120
Property type:
Apartment	$4,899	37.5%	$3,895	32.0%
Office	3,530	27.1	3,566	29.3
Retail	1,875	14.4	1,863	15.3
Industrial	1,814	13.9	1,847	15.1
Hotel	928	7.1	1,016	8.3
Total recorded investment	13,046	100.0%	12,187	100.0%
Less: allowance for credit losses	44		67
Carrying value, net of allowance for credit losses	$13,002		$12,120
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 58% at both June 30, 2022 and December 31, 2021, and our average debt-service coverage ratio was 2.2x at both June 30, 2022 and December 31, 2021. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 46% at June 30, 2022 and December 31, 2021, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At June 30, 2022, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $6 million, comprised entirely of residential mortgage loans. At December 31, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $55 million, comprised of $31 million of agricultural mortgage loans and $24 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDR”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the six months ended June 30, 2022 and 2021.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	June 30, 2022	December 31, 2021
	(In millions)
Other limited partnerships	$4,037	$3,786
Real estate limited partnerships and LLCs (1)	646	485
Total	$4,683	$4,271
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $785 million and $595 million at June 30, 2022 and December 31, 2021, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,095	92.5%	$3,126	94.3%
FHLB Stock	144	4.3	70	2.1
Tax credit and renewable energy partnerships	56	1.7	59	1.8
Leveraged leases, net of non-recourse debt	49	1.5	49	1.5
Other	1	—	12	0.3
Total	$3,345	100.0%	$3,316	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2022 and December 31, 2021.
•The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and six months ended June 30, 2022 and 2021.
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
Derivatives categorized as Level 3 at June 30, 2022 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
Credit Risk
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2022		December 31, 2021
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,923	$—	$1,724	$38
Purchased	—	—	—	—
Total	$1,923	$—	$1,724	$38
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	June 30, 2022 (1)				December 31, 2021 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$32,871	$5,368	$5,923	58.2%	$42,328	$1,809	$5,056	37.3%
GMIB Max with EDB (3)	8,697	5,273	382	34.1%	11,118	2,926	155	13.1%
GMIB Max without EDB	4,909	158	84	17.8%	6,289	3	29	4.8%
GMWB	20,113	1,626	888	34.2%	25,322	139	680	23.2%
GMAB	550	19	19	23.0%	750	1	1	0.6%
GMDB only (other than EDB)	16,161	1,795	—	N/A	20,233	935	—	N/A
EDB only	3,137	1,298	—	N/A	3,928	548	—	N/A
Total	$86,438	$15,537	$7,296		$109,968	$6,361	$5,921
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported in future policy benefits on the consolidated balance sheets with changes reported in policyholder benefits and claims on the consolidated statements of operations. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $6.6 billion at June 30, 2022, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $1.7 billion at June 30, 2022, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Level Annuities are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $2.5 billion at June 30, 2022, are accounted for at estimated fair value.
Our variable annuity reserves by type of GMxB were as follows at:

	June 30, 2022			December 31, 2021
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMIB	$3,503	$1,644	$5,147	$3,374	$1,787	$5,161
GMIB Max	1,055	103	1,158	967	(36)	931
GMWB	326	9	335	327	97	424
GMAB	—	(10)	(10)	—	—	—
GMDB	1,712	—	1,712	1,535	—	1,535
Total	$6,596	$1,746	$8,342	$6,203	$1,848	$8,051
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

Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	June 30, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,480	$126	$—	$1,780	$229	$17
Interest rate options	16,414	63	33	8,050	83	—
Interest rate forwards	12,095	19	1,684	9,808	627	109
Hybrid options (2)	900	—	—	900	8	—
Total	$31,889	$208	$1,717	$20,538	$947	$126
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
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	June 30, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$21,842	$553	$834	$20,695	$889	$876
Equity total return swaps	25,258	1,235	829	32,719	493	588
Equity variance swaps	281	9	1	281	9	1
Interest rate swaps	2,480	125	—	1,780	229	17
Interest rate options	15,813	63	19	7,450	28	—
Interest rate forwards	6,727	19	865	4,440	218	13
Hybrid options	900	—	—	900	8	—
Total	$73,301	$2,004	$2,548	$68,265	$1,874	$1,495
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
We maintain a substantial short-term liquidity position, which was $4.0 billion and $3.8 billion at June 30, 2022 and December 31, 2021, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $46.1 billion and $54.9 billion at June 30, 2022 and December 31, 2021, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$18	$69
Changes in policyholder account balances, net	5,630	5,591
Changes in payables for collateral under securities loaned and other transactions, net	406	—
Total sources	6,054	5,660
Uses:
Investing activities, net	5,019	4,412
Changes in payables for collateral under securities loaned and other transactions, net	—	109
Long-term debt repaid	1	1
Dividends on preferred stock	53	46
Treasury stock acquired in connection with share repurchases	259	192
Financing element on certain derivative instruments and other derivative related transactions, net	112	118
Other, net	13	8
Total uses	5,457	4,886
Net increase (decrease) in cash and cash equivalents	$597	$774
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
Preferred Stock
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 10 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information on preferred stock issuances.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2022	December 31, 2021	2022	2021	2022	2021
	(In millions)
FABCP Program	$1,721	$1,848	$5,015	$—	$5,142	$—
FABN Program	3,450	2,900	550	2,000	—	—
FHLB Funding Agreements	2,900	900	3,750	600	1,750	—
Farmer Mac Funding Agreements	500	125	400	25	25	—
Total	$8,571	$5,773	$9,715	$2,625	$6,917	$—
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in our 2021 Annual Report for information regarding our credit and committed facilities. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our entry into a new revolving credit facility.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our revolving credit facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At June 30, 2022, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at June 30, 2022. Subsequent to June 30, 2022 and through August 2, 2022, BHF repurchased an additional 1,279,660 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $52 million.

Preferred Stock Dividends
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. During the six months ended June 30, 2022 and 2021, general account surrenders and withdrawals, including repayments of funding agreements in connection with our institutional spread margin business, totaled $5.6 billion and $1.4 billion, respectively. See “— Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements” for additional information regarding our institutional spread margin business.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2022, we pledged $2 million of cash collateral to counterparties. At December 31, 2021, we did not pledge any cash collateral to counterparties. At June 30, 2022 and December 31, 2021, we were obligated to return cash collateral pledged to us by counterparties of $1.3 billion and $1.7 billion, respectively. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $612 million and $593 million at June 30, 2022 and December 31, 2021, respectively.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $5.4 billion and $4.6 billion at June 30, 2022 and December 31, 2021, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. We did not hold any non-cash collateral at June 30, 2022. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021.
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

We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. See Notes 4 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding commitments.
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
Short-term Liquidity and Liquid Assets
At June 30, 2022 and December 31, 2021, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.2 billion and $1.6 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At June 30, 2022 and December 31, 2021, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.2 billion and $1.6 billion, respectively, of which $1.2 billion and $1.5 billion was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During the six months ended June 30, 2022 and 2021, BHF received cash distributions of $350 million and $310 million, respectively, from BH Holdings. During the six months ended June 30, 2022 and 2021, BHF did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2022 and 2021, BHF borrowed $457 million and $352 million, respectively, from certain of its non-insurance subsidiaries and repaid $753 million and $481 million of such borrowings during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, BHF had total obligations outstanding of $416 million and $712 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the six months ended June 30, 2022 and 2021, there were no borrowings or repayments by BHF under these facilities and, at both June 30, 2022 and December 31, 2021, BHF had no obligations outstanding under such facilities.

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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2021 Annual Report with the exception of sensitivity to changes in interest rates. Sensitivity to a 100 basis point rise in interest rates decreased by $1.0 billion, or 12%, to $7.9 billion as of June 30, 2022 from $8.9 billion as of December 31, 2021, primarily as a result of the impact of higher interest rates on the estimated fair value of fixed maturity securities, in line with management expectations.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
April 1 — April 30, 2022	776,371	$52.59	776,371	$613
May 1 — May 31, 2022	881,749	$48.50	881,749	$570
June 1 — June 30, 2022	1,096,179	$43.77	1,095,659	$522
Total	2,754,299		2,753,779
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 5, 2022