Form 10-Q
period 2022-09-30
Brighthouse Financial, Inc.
filed 2022-11-08
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 3, 2022, 69,129,693 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2022 (Unaudited) and December 31, 2021 and for the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance	11
	Note 4 — Investments	12
	Note 5 — Derivatives	24
	Note 6 — Fair Value	30
	Note 7 — Long-term Debt	39
	Note 8 — Equity	39
	Note 9 — Other Revenues and Other Expenses	42
	Note 10 — Earnings Per Common Share	43
	Note 11 — Contingencies, Commitments and Guarantees	44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	91
Item 4.	Controls and Procedures	92

Part II — Other Information
Item 1.	Legal Proceedings	93
Item 1A.	Risk Factors	93
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 6.	Exhibits	94

Signature		95

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,307 and $79,246, respectively; allowance for credit losses of $5 and $11, respectively)	$75,271	$87,582
Equity securities, at estimated fair value	100	101
Mortgage loans (net of allowance for credit losses of $99 and $123, respectively)	22,089	19,850
Policy loans	1,274	1,264
Limited partnerships and limited liability companies	4,607	4,271
Short-term investments, principally at estimated fair value	1,130	1,841
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	4,033	3,316
Total investments	108,504	118,225
Cash and cash equivalents	4,793	4,474
Accrued investment income	909	724
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	17,877	16,094
Deferred policy acquisition costs and value of business acquired	5,639	5,377
Current income tax recoverable	18	—
Deferred income tax asset	1,619	—
Other assets	446	482
Separate account assets	81,836	114,464
Total assets	$221,641	$259,840
Liabilities and Equity
Liabilities
Future policy benefits	$41,786	$43,807
Policyholder account balances	71,323	66,851
Other policy-related balances	3,364	3,457
Payables for collateral under securities loaned and other transactions	6,532	6,269
Long-term debt	3,156	3,157
Current income tax payable	—	62
Deferred income tax liability	—	1,062
Other liabilities	7,765	4,504
Separate account liabilities	81,836	114,464
Total liabilities	215,762	243,633
Contingencies, Commitments and Guarantees (Note 11)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,129,392 and 121,513,442 shares issued, respectively; 70,060,560 and 77,870,072 shares outstanding, respectively	1	1
Additional paid-in capital	14,095	14,154
Retained earnings (deficit)	304	(642)
Treasury stock, at cost; 52,068,832 and 43,643,370 shares, respectively	(1,949)	(1,543)
Accumulated other comprehensive income (loss)	(6,637)	4,172
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,814	16,142
Noncontrolling interests	65	65
Total equity	5,879	16,207
Total liabilities and equity	$221,641	$259,840
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums	$162	$193	$495	$539
Universal life and investment-type product policy fees	783	881	2,408	2,730
Net investment income	877	1,281	3,089	3,680
Other revenues	121	117	376	345
Net investment gains (losses)	(45)	(16)	(179)	(36)
Net derivative gains (losses)	(416)	56	1,830	(2,132)
Total revenues	1,482	2,512	8,019	5,126
Expenses
Policyholder benefits and claims	1,246	1,112	3,260	2,620
Interest credited to policyholder account balances	430	413	1,039	997
Amortization of deferred policy acquisition costs and value of business acquired	179	(82)	972	17
Other expenses	495	579	1,596	1,749
Total expenses	2,350	2,022	6,867	5,383
Income (loss) before provision for income tax	(868)	490	1,152	(257)
Provision for income tax expense (benefit)	(193)	105	202	(90)
Net income (loss)	(675)	385	950	(167)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	(677)	383	946	(171)
Less: Preferred stock dividends	25	22	78	68
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(702)	$361	$868	$(239)
Comprehensive income (loss)	$(4,221)	$79	$(9,859)	$(1,593)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(4,223)	$77	$(9,863)	$(1,597)

Earnings per common share
Basic	$(9.82)	$4.37	$11.68	$(2.80)
Diluted	$(9.82)	$4.34	$11.61	$(2.80)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(642)	$(1,543)	$4,172	$16,142	$65	$16,207
Treasury stock acquired in connection with share repurchases					(259)		(259)		(259)
Share-based compensation		—	12		(11)		1		1
Dividends on preferred stock			(53)				(53)		(53)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				1,623			1,623	2	1,625
Other comprehensive income (loss), net of income tax						(7,263)	(7,263)		(7,263)
Balance at June 30, 2022	—	1	14,113	981	(1,813)	(3,091)	10,191	65	10,256
Treasury stock acquired in connection with share repurchases					(136)		(136)		(136)
Share-based compensation		—	7				7		7
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(677)			(677)	2	(675)
Other comprehensive income (loss), net of income tax						(3,546)	(3,546)		(3,546)
Balance at September 30, 2022	$—	$1	$14,095	$304	$(1,949)	$(6,637)	$5,814	$65	$5,879

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Treasury stock acquired in connection with share repurchases					(192)		(192)		(192)
Share-based compensation		—	10		(6)		4		4
Dividends on preferred stock			(46)				(46)		(46)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(554)			(554)	2	(552)
Other comprehensive income (loss), net of income tax						(1,120)	(1,120)		(1,120)
Balance at June 30, 2021	—	1	13,842	(1,088)	(1,236)	4,596	16,115	65	16,180
Treasury stock acquired in connection with share repurchases					(149)		(149)		(149)
Share-based compensation		—	10				10		10
Dividends on preferred stock			(22)				(22)		(22)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				383			383	2	385
Other comprehensive income (loss), net of income tax						(306)	(306)		(306)
Balance at September 30, 2021	$—	$1	$13,830	$(705)	$(1,385)	$4,290	$16,031	$65	$16,096
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(939)	$644
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	8,479	8,541
Equity securities	41	114
Mortgage loans	1,770	2,005
Limited partnerships and limited liability companies	180	168
Purchases of:
Fixed maturity securities	(14,333)	(16,168)
Equity securities	(37)	(7)
Mortgage loans	(4,059)	(4,421)
Limited partnerships and limited liability companies	(619)	(560)
Cash received in connection with freestanding derivatives	3,778	3,213
Cash paid in connection with freestanding derivatives	(3,395)	(3,914)
Net change in policy loans	(9)	28
Net change in short-term investments	716	1,349
Net change in other invested assets	(108)	(13)
Net cash provided by (used in) investing activities	(7,596)	(9,665)
Cash flows from financing activities
Policyholder account balances:
Deposits	23,503	11,182
Withdrawals	(14,285)	(1,945)
Net change in payables for collateral under securities loaned and other transactions	263	387
Long-term debt repaid	(2)	(1)
Dividends on preferred stock	(78)	(68)
Treasury stock acquired in connection with share repurchases	(395)	(341)
Financing element on certain derivative instruments and other derivative related transactions, net	(137)	(183)
Other, net	(15)	(10)
Net cash provided by (used in) financing activities	8,854	9,021
Change in cash, cash equivalents and restricted cash	319	—
Cash, cash equivalents and restricted cash, beginning of period	4,474	4,108
Cash, cash equivalents and restricted cash, end of period	$4,793	$4,108
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$83	$88
Income tax	$120	$10
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2022.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)). LDTI is effective for fiscal years beginning after January 1, 2023. LDTI will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
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
LDTI will be applied to the earliest period presented in the financial statements, making the transition date January 1, 2021. The MRB changes are required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.
LDTI will have a significant impact on the Company’s financial statements and will change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current GAAP. The impacts to the financial statements are highly dependent on market conditions, especially interest rates. The Company estimates the impact of LDTI to total stockholders’ equity as of December 31, 2021 to be a reduction of between $6 billion and $8 billion, and a reduction to total stockholders’ equity excluding accumulated other comprehensive income of between $3 billion and $4 billion, both primarily driven by the MRB changes. Based on prevailing interest rates at September 30, 2022, post adoption of LDTI, the Company expects the impact to total stockholders’ equity as of September 30, 2022 to have significantly improved since December 31, 2021.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$148	$(9)	$(27)	$31	$143
Provision for income tax expense (benefit)	23	(2)	(6)	4	19
Post-tax adjusted earnings	125	(7)	(21)	27	124
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings	$125	$(7)	$(21)	$—	97
Adjustments for:
Net investment gains (losses)					(45)
Net derivative gains (losses)					(416)
Other adjustments to net income (loss)					(550)
Provision for income tax (expense) benefit					212
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(702)

Interest revenue	$547	$74	$168	$111
Interest expense	$—	$—	$—	$38

	Three Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$481	$141	$42	$(63)	$601
Provision for income tax expense (benefit)	96	31	4	(4)	127
Post-tax adjusted earnings	385	110	38	(59)	474
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	22	22
Adjusted earnings	$385	$110	$38	$(83)	450
Adjustments for:
Net investment gains (losses)					(16)
Net derivative gains (losses)					56
Other adjustments to net income (loss)					(151)
Provision for income tax (expense) benefit					22
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$361

Interest revenue	$567	$183	$505	$32
Interest expense	$—	$—	$—	$41

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$779	$51	$(214)	$(38)	$578
Provision for income tax expense (benefit)	139	9	(45)	(22)	81
Post-tax adjusted earnings	640	42	(169)	(16)	497
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	78	78
Adjusted earnings	$640	$42	$(169)	$(98)	415
Adjustments for:
Net investment gains (losses)					(179)
Net derivative gains (losses)					1,830
Other adjustments to net income (loss)					(1,077)
Provision for income tax (expense) benefit					(121)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$868

Interest revenue	$1,648	$339	$919	$221
Interest expense	$—	$—	$—	$114

	Nine Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,312	$278	$267	$(206)	$1,651
Provision for income tax expense (benefit)	253	58	31	(33)	309
Post-tax adjusted earnings	1,059	220	236	(173)	1,342
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	68	68
Adjusted earnings	$1,059	$220	$236	$(245)	1,270
Adjustments for:
Net investment gains (losses)					(36)
Net derivative gains (losses)					(2,132)
Other adjustments to net income (loss)					260
Provision for income tax (expense) benefit					399
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(239)

Interest revenue	$1,650	$517	$1,466	$63
Interest expense	$—	$—	$—	$122

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Annuities	$1,183	$1,351	$3,662	$3,906
Life	255	345	871	1,138
Run-off	339	670	1,415	1,960
Corporate & Other	128	51	276	122
Adjustments	(423)	95	1,795	(2,000)
Total	$1,482	$2,512	$8,019	$5,126
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Annuities	$147,599	$178,700
Life	21,109	24,514
Run-off	28,626	37,055
Corporate & Other	24,307	19,571
Total	$221,641	$259,840
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
The Company also has secondary guarantees on universal and variable life insurance contracts accounted for as insurance liabilities.
Information regarding the Company’s guarantee exposure was as follows at:

	September 30, 2022				December 31, 2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$79,834		$42,520		$109,968		$59,735
Separate account value	$74,918		$41,356		$105,023		$58,555
Net amount at risk	$18,461	(4)	$6,761	(5)	$6,361	(4)	$5,240	(5)
Average attained age of contract holders	72 years		71 years		71 years		70 years

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance (continued)

	September 30, 2022	December 31, 2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,317	$5,518
Net amount at risk (6)	$65,935	$67,248
Average attained age of policyholders	69 years	68 years

Variable Life Contracts
Total account value (3)	$3,677	$4,785
Net amount at risk (6)	$18,366	$18,857
Average attained age of policyholders	53 years	52 years
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$37,214	$1	$125	$5,200	$32,138	$35,326	$2	$3,946	$189	$39,081
Foreign corporate	12,493	—	20	2,373	10,140	10,916	7	906	109	11,706
U.S. government and agency	8,682	—	332	612	8,402	7,301	—	2,066	60	9,307
RMBS	8,764	2	60	963	7,859	8,878	—	432	51	9,259
CMBS	7,321	2	—	703	6,616	6,976	2	333	25	7,282
State and political subdivision	4,110	—	120	399	3,831	3,995	—	846	6	4,835
ABS	5,538	—	1	336	5,203	4,261	—	33	14	4,280
Foreign government	1,185	—	36	139	1,082	1,593	—	244	5	1,832
Total fixed maturity securities	$85,307	$5	$694	$10,725	$75,271	$79,246	$11	$8,806	$459	$87,582
The Company held non-income producing fixed maturity securities with an estimated fair value of $15 million and $3 million at September 30, 2022 and December 31, 2021, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,192	$13,566	$17,400	$31,526	$21,623	$85,307
Estimated fair value	$1,171	$12,716	$14,982	$26,724	$19,678	$75,271
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

	September 30, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$26,463	$4,258	$2,704	$942	$5,131	$113	$888	$76
Foreign corporate	8,598	1,915	1,085	458	2,044	62	326	47
U.S. government and agency	3,500	292	1,076	320	1,716	40	222	20
RMBS	5,307	580	1,807	383	3,488	51	32	—
CMBS	5,984	574	612	129	1,401	21	95	4
State and political subdivision	2,173	369	99	30	356	6	7	—
ABS	4,333	265	778	71	2,459	13	93	1
Foreign government	847	139	—	—	278	4	18	1
Total fixed maturity securities	$57,205	$8,392	$8,161	$2,333	$16,873	$310	$1,681	$149
Total number of securities in an unrealized loss position	8,049		1,400		2,454		369
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $634 million and $534 million at September 30, 2022 and December 31, 2021, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $5 million, relating to thirteen securities at September 30, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $5 million and $11 million at September 30, 2022 and December 31, 2021, respectively. For both the nine months ended September 30, 2022 and 2021, the change in the allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $10 million for the nine months ended September 30, 2022. The Company did not record any write-offs for the nine months ended September 30, 2021.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,286	60.2%	$12,187	61.4%
Agricultural	4,216	19.1	4,163	21.0
Residential	4,686	21.2	3,623	18.2
Total mortgage loans (1)	22,188	100.5	19,973	100.6
Allowance for credit losses	(99)	(0.5)	(123)	(0.6)
Total mortgage loans, net	$22,089	100.0%	$19,850	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $387 million and $1.6 billion for the three months and nine months ended September 30, 2022, respectively, and $698 million and $1.5 billion for the three months and nine months ended September 30, 2021, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. For mortgage loans that are granted payment deferrals due to the COVID-19 pandemic, interest continues to be accrued during the deferral period if the loan was less than 30 days past due at December 31, 2019 and performing at the onset of the pandemic. Accrued interest on COVID-19 pandemic impacted loans was not significant at both September 30, 2022 and December 31, 2021. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $103 million and $95 million at September 30, 2022 and December 31, 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	1	3	(5)	(1)
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$45	$15	$39	$99
Nine Months Ended September 30, 2021
Balance, beginning of period	$44	$15	$35	$94
Current period provision	6	(2)	—	4
PCD credit allowance	—	—	2	2
Balance, end of period	$50	$13	$37	$100
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
September 30, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,500	$2,754	$406	$1,474	$946	$3,776	$10,856
65% to 75%	427	470	—	302	403	334	1,936
76% to 80%	—	—	40	105	29	38	212
Greater than 80%	—	—	—	—	57	225	282
Total commercial mortgage loans	1,927	3,224	446	1,881	1,435	4,373	13,286
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	373	1,166	415	497	648	793	3,892
65% to 75%	93	90	66	56	1	17	323
Greater than 80%	—	—	—	—	1	—	1
Total agricultural mortgage loans	466	1,256	481	553	650	810	4,216
Residential mortgage loans
Performing	892	1,701	164	216	173	1,481	4,627
Nonperforming	1	6	2	2	1	47	59
Total residential mortgage loans	893	1,707	166	218	174	1,528	4,686
Total	$3,286	$6,187	$1,093	$2,652	$2,259	$6,711	$22,188

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,808	88.9%	$10,289	84.4%
1.00x - 1.20x	581	4.4	596	4.9
Less than 1.00x	897	6.7	1,302	10.7
Total	$13,286	100.0%	$12,187	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2022 and December 31, 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the past due status of the impacted loans during the forbearance period is locked-in as of March 1, 2020, which reflects the date on which the COVID-19 pandemic began to affect the borrower’s ability to make payments. At September 30, 2022 and December 31, 2021, $23 million and $30 million, respectively, of the COVID-19 pandemic modified loans were classified as delinquent.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2022				December 31, 2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,286	$4,193	$4,569	$22,048	$12,187	$4,163	$3,550	$19,900
30-59 days past due	—	—	58	58	—	—	14	14
60-89 days past due	—	7	17	24	—	—	14	14
90-179 days past due	—	—	26	26	—	—	29	29
180+ days past due	—	16	16	32	—	—	16	16
Total	$13,286	$4,216	$4,686	$22,188	$12,187	$4,163	$3,623	$19,973
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized. To the extent a payment deferral is agreed to with a borrower, in response to the COVID-19 pandemic, the impacted loans generally will not be reported as in a nonaccrual status during the period of deferral. A COVID-19 pandemic modified loan is only reported as a nonaccrual asset in the event a borrower declares bankruptcy, the borrower experiences significant credit deterioration such that the Company does not expect to collect all principal and interest due, or the loan was 90 days past due at the onset of the pandemic. At September 30, 2022 and December 31, 2021, $23 million and $30 million, respectively, of the COVID-19 pandemic modified loans were in nonaccrual status.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
September 30, 2022	$—	$3	$59	$62
December 31, 2021	$—	$—	$59	$59
The Company had $2 million and $0 of loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2022 and December 31, 2021, respectively. The $2 million of mortgage loans for which there was no related allowance for credit losses pertains to collateral dependent loans where the collateral value exceeds amortized cost.
Current period investment income on mortgage loans in nonaccrual status was $1 million for both the nine months ended September 30, 2022 and 2021.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both the nine months ended September 30, 2022 and 2021.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Fixed maturity securities	$(10,031)	$8,347
Derivatives	930	329
Other	(7)	(29)
Subtotal	(9,108)	8,647
Amounts allocated from:
Future policy benefits	320	(2,903)
DAC, VOBA and DSI	503	(403)
Subtotal	823	(3,306)
Deferred income tax benefit (expense)	1,740	(1,121)
Net unrealized investment gains (losses)	$(6,545)	$4,220
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2022
(In millions)
Balance at December 31, 2021	$4,220
Unrealized investment gains (losses) during the period	(17,755)
Unrealized investment gains (losses) relating to:
Future policy benefits	3,223
DAC, VOBA and DSI	906
Deferred income tax benefit (expense)	2,861
Balance at September 30, 2022	$(6,545)
Change in net unrealized investment gains (losses)	$(10,765)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2022 and December 31, 2021.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2022	December 31, 2021
	(In millions)
Securities on loan: (1)
Amortized cost	$5,049	$3,573
Estimated fair value	$4,719	$4,539
Cash collateral received from counterparties (2)	$4,844	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$4,590	$4,730
_______________
(1)Included within fixed maturity securities.
(2)Included within payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the interim condensed consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$1,342	$1,373	$1,520	$4,235	$1,094	$2,125	$1,391	$4,610
U.S. corporate	—	456	—	456	1	—	—	1
Foreign corporate	—	137	—	137	—	—	—	—
Foreign government	—	16	—	16	—	—	—	—
Total	$1,342	$1,982	$1,520	$4,844	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2022 was $1.3 billion, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including U.S. government and agency securities, ABS, agency RMBS, U.S. and foreign corporate securities and CMBS) with 52% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at September 30, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,790	$10,000
Invested assets held in trust (reinsurance agreements) (2)	5,294	6,029
Invested assets pledged as collateral (3)	12,173	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$25,257	$21,145
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $32 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $281 million and $119 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2021 Annual Report) and derivative transactions (see Note 5).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $176 million and $70 million at redemption value at September 30, 2022 and December 31, 2021, respectively.
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2022 or December 31, 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,979	$16,493	$16,472	$15,802
Limited partnerships and LLCs	3,961	5,365	3,679	5,115
Total	$18,940	$21,858	$20,151	$20,917

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
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$787	$716	$2,247	$2,109
Equity securities	1	1	2	3
Mortgage loans	208	171	616	502
Policy loans	16	16	48	49
Limited partnerships and LLCs (1)	(106)	402	257	1,090
Cash, cash equivalents and short-term investments	22	1	29	4
Other	20	13	52	32
Total investment income	948	1,320	3,251	3,789
Less: Investment expenses	71	39	162	109
Net investment income	$877	$1,281	$3,089	$3,680
_______________
(1)Includes net investment income pertaining to other limited partnership interests of ($127) million and $178 million for the three months and nine months ended September 30, 2022, respectively, and $378 million and $1.0 billion for the three months and nine months ended September 30, 2021, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fixed maturity securities	$(38)	$—	$(140)	$(23)
Equity securities	(2)	(2)	(14)	1
Mortgage loans	2	(5)	(1)	(6)
Limited partnerships and LLCs	(4)	—	(21)	1
Other	(3)	(9)	(3)	(9)
Total net investment gains (losses)	$(45)	$(16)	$(179)	$(36)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($1) million and ($22) million for the three months and nine months ended September 30, 2022, respectively, and $1 million for both the three months and nine months ended September 30, 2021.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Proceeds	$1,146	$1,928	$5,261	$4,167
Gross investment gains	$1	$23	$47	$64
Gross investment losses	(38)	(22)	(181)	(79)
Net investment gains (losses)	$(37)	$1	$(134)	$(15)
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
•Interest rate derivatives: swaps, floors, caps, swaptions, futures and forwards;
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		September 30, 2022			December 31, 2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$90	$—	$17	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	4,050	885	8	3,282	229	22
Total qualifying hedges		4,140	885	25	3,462	259	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,900	156	54	2,595	325	17
Interest rate floors	Interest rate	2,250	7	2	—	—	—
Interest rate caps	Interest rate	5,350	182	5	5,100	29	4
Interest rate options	Interest rate	20,438	41	189	8,050	83	—
Interest rate forwards	Interest rate	15,969	33	2,550	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	836	209	—	967	96	21
Foreign currency forwards	Foreign currency exchange rate	423	—	6	483	3	4
Credit default swaps — written	Credit	1,869	7	11	1,724	39	1
Credit default swaptions	Credit	—	—	—	150	—	—
Equity index options	Equity market	17,053	696	350	24,692	1,155	877
Equity variance swaps	Equity market	281	9	1	281	9	1
Equity total return swaps	Equity market	33,069	1,515	1,519	32,719	493	588
Hybrid options	Equity market	—	—	—	900	8	—
Total non-designated or non-qualifying derivatives		101,438	2,855	4,687	87,469	2,867	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	129	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	2,034	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,720	N/A	—	1,848
Assumed index-linked annuities	Other	N/A	—	308	N/A	—	437
Total embedded derivatives		N/A	129	4,062	N/A	186	8,496
Total		$105,578	$3,869	$8,774	$90,931	$3,312	$10,140
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2022 and December 31, 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$(8)
Foreign currency exchange rate	8	(6)	17	341
Total cash flow hedges	8	(6)	18	333
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,233)	—	—	—
Foreign currency exchange rate	99	(23)	—	—
Credit	5	—	—	—
Equity market	40	—	—	—
Embedded	694	—	—	—
Total non-qualifying hedges	(395)	(23)	—	—
Total	$(387)	$(29)	$18	$333
Three Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$3
Foreign currency exchange rate	—	—	9	101
Total cash flow hedges	—	—	10	104
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(6)	—	—	—
Foreign currency exchange rate	34	(1)	—	—
Credit	3	—	—	—
Equity market	(48)	—	—	—
Embedded	74	—	—	—
Total non-qualifying hedges	57	(1)	—	—
Total	$57	$(1)	$10	$104

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$3	$(49)
Foreign currency exchange rate	9	(8)	42	666
Total cash flow hedges	13	(8)	45	617
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(3,671)	—	—	—
Foreign currency exchange rate	212	(62)	—	—
Credit	(27)	—	—	—
Equity market	768	—	—	—
Embedded	4,605	—	—	—
Total non-qualifying hedges	1,887	(62)	—	—
Total	$1,900	$(70)	$45	$617
Nine Months Ended September 30, 2021
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	$(30)
Foreign currency exchange rate	8	(3)	25	180
Total cash flow hedges	9	(3)	28	150
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,196)	—	—	—
Foreign currency exchange rate	45	—	—	—
Credit	14	—	—	—
Equity market	(496)	—	—	—
Embedded	(505)	—	—	—
Total non-qualifying hedges	(2,138)	—	—	—
Total	$(2,129)	$(3)	$28	$150
At September 30, 2022 and December 31, 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At September 30, 2022 and December 31, 2021, the balance in AOCI associated with cash flow hedges was $930 million and $329 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2022			December 31, 2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$5	$664	2.1	$12	$589	2.4
Baa	(8)	1,177	5.2	27	1,131	5.0
Ba	1	24	4.2	—	—	0.0
Caa and Lower	(2)	4	3.2	(1)	4	4.0
Total	$(4)	$1,869	4.1	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2022
Derivative assets	$3,821	$(2,172)	$(1,535)	$114	$(29)	$85
Derivative liabilities	$4,744	$(2,172)	$(4)	$2,568	$(2,566)	$2
December 31, 2021
Derivative assets	$3,128	$(1,155)	$(1,494)	$479	$(413)	$66
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,572	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$4,583	$839
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately. Additionally, the Company is required to pledge initial margin for certain new over-the-counter (“OTC”) bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions to third party custodians.

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

	September 30, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$31,100	$1,038	$32,138
Foreign corporate	—	9,623	517	10,140
U.S. government and agency	3,949	4,453	—	8,402
RMBS	—	7,832	27	7,859
CMBS	—	6,597	19	6,616
State and political subdivision	—	3,831	—	3,831
ABS	—	4,910	293	5,203
Foreign government	—	1,047	35	1,082
Total fixed maturity securities	3,949	69,393	1,929	75,271
Equity securities	36	36	28	100
Short-term investments	673	457	—	1,130
Derivative assets: (1)
Interest rate	—	419	—	419
Foreign currency exchange rate	—	1,043	51	1,094
Credit	—	1	6	7
Equity market	—	2,211	9	2,220
Total derivative assets	—	3,674	66	3,740
Embedded derivatives within asset host contracts (2)	—	—	129	129
Separate account assets	39	81,797	—	81,836
Total assets	$4,697	$155,357	$2,152	$162,206
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$2,817	$—	$2,817
Foreign currency exchange rate	—	14	—	14
Credit	—	8	3	11
Equity market	—	1,869	1	1,870
Total derivative liabilities	—	4,708	4	4,712
Embedded derivatives within liability host contracts (2)	—	—	4,062	4,062
Total liabilities	$—	$4,708	$4,066	$8,774

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2022.
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
Derivatives
Derivatives are financial instruments with values derived from interest rates, foreign currency exchange rates, credit spreads and/or other financial indices. Derivatives may be exchange-traded or contracted in the OTC market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”), while others are OTC-bilateral.
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

					September 30, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.46%	-	22.01%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.00%	-	2.23%	(0.38)%	-	1.49%	Decrease (6)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Three Months Ended September 30, 2022
Balance, beginning of period	$1,710	$345	$40	$27	$—	$38	$(4,445)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	1	—	3	694	—
Total realized/unrealized gains (losses) included in AOCI	(108)	(11)	(4)	—	—	21	—	—
Purchases (7)	278	125	—	—	—	—	—	—
Sales (7)	(22)	(1)	(1)	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(182)	—
Transfers into Level 3 (8)	16	19	—	—	—	—	—	—
Transfers out of Level 3 (8)	(319)	(138)	—	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(3,933)	$—
Three Months Ended September 30, 2021
Balance, beginning of period	$889	$217	$12	$3	$—	$20	$(7,715)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	(6)	74	—
Total realized/unrealized gains (losses) included in AOCI	(8)	—	—	—	—	3	—	—
Purchases (7)	305	195	—	—	—	22	—	—
Sales (7)	(14)	(5)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	45	—
Transfers into Level 3 (8)	227	8	—	—	—	—	—	—
Transfers out of Level 3 (8)	(106)	(149)	(12)	—	—	—	—	—
Balance, end of period	$1,293	$266	$—	$3	$—	$39	$(7,596)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (9)	$—	$—	$—	$1	$—	$3	$589	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2022 (9)	$(109)	$(11)	$(4)	$—	$—	$21	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$(5)	$258	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(8)	$—	$—	$—	$—	$3	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Nine Months Ended September 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(8,310)	$—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(6)	—	—	1	—	(11)	4,605	—
Total realized/unrealized gains (losses) included in AOCI	(286)	(23)	(13)	—	—	36	—	—
Purchases (7)	760	230	5	14	—	1	—	—
Sales (7)	(159)	(12)	(2)	—	(2)	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(228)	—
Transfers into Level 3 (8)	31	25	19	—	—	—	—	—
Transfers out of Level 3 (8)	(184)	(101)	—	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(3,933)	$—
Nine Months Ended September 30, 2021
Balance, beginning of period	$688	$67	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	—	—	—	—	—	10	(505)	—
Total realized/unrealized gains (losses) included in AOCI	(9)	—	—	—	—	12	—	—
Purchases (7)	695	239	—	—	—	20	—	—
Sales (7)	(53)	(21)	—	—	—	(6)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(217)	—
Transfers into Level 3 (8)	174	14	—	—	—	—	—	—
Transfers out of Level 3 (8)	(202)	(33)	—	—	—	1	—	(3)
Balance, end of period	$1,293	$266	$—	$3	$—	$39	$(7,596)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (9)	$—	$—	$—	$1	$—	$(4)	$4,590	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2022 (9)	$(288)	$(23)	$(13)	$—	$—	$36	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2021 (9)	$—	$—	$—	$—	$—	$(3)	$(302)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at September 30, 2021 (9)	$(9)	$1	$—	$—	$—	$12	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,089	$—	$—	$19,956	$19,956
Policy loans	$1,274	$—	$509	$881	$1,390
Other invested assets	$188	$—	$176	$12	$188
Premiums, reinsurance and other receivables	$4,957	$—	$115	$5,053	$5,168
Liabilities
Policyholder account balances	$29,522	$—	$—	$28,653	$28,653
Long-term debt	$3,156	$—	$2,595	$—	$2,595
Other liabilities	$1,106	$—	$401	$705	$1,106
Separate account liabilities	$991	$—	$991	$—	$991

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
7. Long-term Debt
On April 15, 2022, BHF entered into a new revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “2022 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2022 Revolving Credit Facility refinanced and replaced BHF’s former $1.0 billion senior unsecured revolving credit facility that was scheduled to mature May 7, 2024. At September 30, 2022, there were no borrowings or letters of credit outstanding under the 2022 Revolving Credit Facility.
8. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both September 30, 2022 and December 31, 2021:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividend declared for BHF’s preferred stock by series was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$1,237.50	$21	$1,237.50	$21
B	$421.88	7	$421.88	7	$1,265.64	21	$1,265.64	21
C	$335.94	7	$335.94	8	$1,007.82	23	$1,138.46	26
D	$289.06	4	$—	—	$973.17	13	$—	—
Total		$25		$22		$78		$68

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Common Stock Repurchase Program
During the nine months ended September 30, 2022 and 2021, BHF repurchased 8,194,191 and 7,603,089 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $395 million and $341 million, respectively. At September 30, 2022, BHF had $386 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at June 30, 2022	$(3,495)	$478	$(32)	$(42)	$(3,091)
OCI before reclassifications	(4,850)	333	(24)	1	(4,540)
Deferred income tax benefit (expense) (2)	1,095	(146)	5	—	954
AOCI before reclassifications, net of income tax	(7,250)	665	(51)	(41)	(6,677)
Amounts reclassified from AOCI	60	(9)	—	—	51
Deferred income tax benefit (expense) (2)	(13)	2	—	—	(11)
Amounts reclassified from AOCI, net of income tax	47	(7)	—	—	40
Balance at September 30, 2022	$(7,203)	$658	$(51)	$(41)	$(6,637)

	Three Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at June 30, 2021	$4,506	$142	$(13)	$(39)	$4,596
OCI before reclassifications	(499)	104	10	—	(385)
Deferred income tax benefit (expense) (2)	104	(22)	(2)	1	81
AOCI before reclassifications, net of income tax	4,111	224	(5)	(38)	4,292
Amounts reclassified from AOCI	(2)	(1)	—	—	(3)
Deferred income tax benefit (expense) (2)	1	—	—	—	1
Amounts reclassified from AOCI, net of income tax	(1)	(1)	—	—	(2)
Balance at September 30, 2021	$4,110	$223	$(5)	$(38)	$4,290

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2021	$3,982	$238	$(7)	$(41)	$4,172
OCI before reclassifications	(14,411)	617	(56)	(3)	(13,853)
Deferred income tax benefit (expense) (2)	3,081	(184)	12	1	2,910
AOCI before reclassifications, net of income tax	(7,348)	671	(51)	(43)	(6,771)
Amounts reclassified from AOCI	184	(16)	—	2	170
Deferred income tax benefit (expense) (2)	(39)	3	—	—	(36)
Amounts reclassified from AOCI, net of income tax	145	(13)	—	2	134
Balance at September 30, 2022	$(7,203)	$658	$(51)	$(41)	$(6,637)

	Nine Months Ended September 30, 2021
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$(8)	$(37)	$5,716
OCI before reclassifications	(1,962)	150	4	(2)	(1,810)
Deferred income tax benefit (expense) (2)	412	(32)	(1)	2	381
AOCI before reclassifications, net of income tax	4,096	233	(5)	(37)	4,287
Amounts reclassified from AOCI	17	(12)	—	(1)	4
Deferred income tax benefit (expense) (2)	(3)	2	—	—	(1)
Amounts reclassified from AOCI, net of income tax	14	(10)	—	(1)	3
Balance at September 30, 2021	$4,110	$223	$(5)	$(38)	$4,290
__________________
(1)See Note 4 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(39)	$1	$(133)	$(14)	Net investment gains (losses)
Net unrealized investment gains (losses)	(21)	1	(51)	(3)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(60)	2	(184)	(17)
Income tax (expense) benefit	13	(1)	39	3
Net unrealized investment gains (losses), net of income tax	(47)	1	(145)	(14)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	4	1	Net derivative gains (losses)
Interest rate swaps	1	1	3	3	Net investment income
Foreign currency swaps	8	—	9	8	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	9	1	16	12
Income tax (expense) benefit	(2)	—	(3)	(2)
Gains (losses) on cash flow hedges, net of income tax	7	1	13	10
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	—	—	(2)	1
Amortization of defined benefit plans, before income tax	—	—	(2)	1
Income tax (expense) benefit	—	—	—	—
Amortization of defined benefit plans, net of income tax	—	—	(2)	1
Total reclassifications, net of income tax	$(40)	$2	$(134)	$(3)
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
Other revenues consisted primarily of 12b-1 fees of $70 million and $226 million for the three months and nine months ended September 30, 2022, respectively, and $91 million and $270 million for the three months and nine months ended September 30, 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Compensation	$89	$96	$254	$284
Contracted services and other labor costs	73	67	197	197
Transition services agreements	15	32	44	93
Establishment costs	21	25	47	71
Premium and other taxes, licenses and fees	13	12	41	39
Separate account fees	98	129	314	381
Volume related costs, excluding compensation, net of DAC capitalization	130	160	374	503
Interest expense on debt	38	41	114	122
Other	18	17	211	59
Total other expenses	$495	$579	$1,596	$1,749
10. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(702)	$361	$868	$(239)

Weighted average common shares outstanding — basic	71,517,500	82,701,032	74,294,329	85,256,761
Dilutive effect of share-based awards	—	543,955	482,846	—
Weighted average common shares outstanding — diluted	71,517,500	83,244,987	74,777,175	85,256,761

Earnings per common share:
Basic	$(9.82)	$4.37	$11.68	$(2.80)
Diluted	$(9.82)	$4.34	$11.61	$(2.80)
For the nine months ended September 30, 2022 and the three months ended September 30, 2021, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the nine months ended September 30, 2022 and the three months ended September 30, 2021.
For the three months ended September 30, 2022 and the nine months ended September 30, 2021, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2022.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
As of September 30, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $439 million and $719 million at September 30, 2022 and December 31, 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $2.2 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively.
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
The Company’s recorded liabilities were $1 million at both September 30, 2022 and December 31, 2021 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “2021 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “First Quarter Form 10-Q”) filed with the SEC on May 10, 2022; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 5, 2022; and (v) our current reports on Form 8-K filed in 2022.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations, financial condition and cash flows of Brighthouse Financial for the periods indicated. See “Business — Segments and Corporate & Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” included in our 2021 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(895)	$466	$1,070	$(329)
Less: Provision for income tax expense (benefit)	(193)	105	202	(90)
Net income (loss) available to shareholders (1)	$(702)	$361	$868	$(239)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$116	$577	$496	$1,579
Less: Provision for income tax expense (benefit)	19	127	81	309
Adjusted earnings	$97	$450	$415	$1,270
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended September 30, 2022, we had a net loss available to shareholders of $702 million and adjusted earnings of $97 million compared to net income available to shareholders of $361 million and adjusted earnings of $450 million for the three months ended September 30, 2021. Net loss available to shareholders for the three months ended September 30, 2022 primarily reflects net unfavorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to increasing long-term interest rates resulting in an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our variable annuity and universal life with secondary guarantees (“ULSG”) business. These unfavorable impacts were partially offset by favorable changes to the estimated fair value of embedded derivative liabilities associated with Shield Level Annuities (“Shield liabilities”), which was driven by lower equity markets and favorable pre-tax adjusted earnings.
For the nine months ended September 30, 2022, we had net income available to shareholders of $868 million and adjusted earnings of $415 million compared to a net loss available to shareholders of $239 million and adjusted earnings of $1.3 billion for the nine months ended September 30, 2021. Net income available to shareholders for the nine months ended September 30, 2022 primarily reflects net favorable changes in the estimated fair value of our GMLB Riders due to market factors and favorable pre-tax adjusted earnings. These favorable impacts were partially offset by increasing long-term interest rates resulting in an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business.
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
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities and the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth.
We continue to closely monitor political and economic conditions that might contribute to market volatility and its impact on our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, the Russia-Ukraine conflict and the COVID-19 pandemic. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Investments-Related Risks,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” included in our 2021 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate (i) the severity or duration of the pandemic, including the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19 or (ii) the efficacy or utilization of any therapeutic treatments and vaccines for COVID-19 or variants thereof. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us in the future to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — The ongoing COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations, including our capitalization and liquidity” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic” included in our 2021 Annual Report, as well as “— Investments — Current Environment — Selected Sector Investments,” “— Investments — Mortgage Loans — Loan Modifications Related to the COVID-19 Pandemic” and Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1 billion. The Inflation Reduction Act also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. Both provisions are effective for tax years beginning after December 31, 2022.
The U.S. Department of Treasury is expected to issue further guidance regarding the CAMT. Accordingly, the Company is currently unable to assess the applicability of the CAMT or the potential impact the CAMT may have on the Company’s financial statements. The excise tax for stock repurchases will be applicable to any net repurchases of the Company’s common or preferred stock made after December 31, 2022. It is possible that the CAMT could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences). The CAMT could result in our incurring materially higher federal income taxes.
New York Regulation 47
In August 2022, the New York Department of Financial Services (“NYDFS”) amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 will be effective as of January 1, 2023, with the remainder effective January 1, 2024. The regulation is likely to open the New York market to new competitors and will impact some components of our current product designs. We continue to assess the impact of these new factors on our sales in New York. See “Risk Factors — Risks Related to our Business — Factors affecting our competitiveness may adversely affect our market share or profitability” and “Risk Factors — Risks Related to our Business — We may experience difficulty in marketing and distributing products through our distribution channels” in our 2021 Annual Report.
New York Regulation 187
In July 2018, the NYDFS amended Insurance Regulation 187 (as amended, “Regulation 187”), adopting a “best interest” standard for the sale of annuities and life insurance products in New York. Regulation 187 generally requires that an insurance producer or insurer consider only a consumer’s best interest, and not the financial interests of the producer or insurer, in making a recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. On April 29, 2021, the Appellate Division of the New York State Supreme Court overturned the amendment to Regulation 187 for being unconstitutionally vague, and the NYDFS filed an appeal to the New York Court of Appeals on May 27, 2021. On October 20, 2022, the New York Court of Appeals held that the amendment to Regulation 187 is constitutional, which leaves Regulation 187 in effect.
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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As a result of the 2022 AAR, we increased the long-term general account earned rate, driven by an increase in our mean reversion rate from 3.00% to 3.50%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update in the long-term general account earned rate, we updated fund allocations, market volatility and maintenance expenses, as well as assumptions regarding policyholder behavior, including mortality, lapses and withdrawals. For our life business, in addition to the update in the long-term general account earned rate, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals, as well as maintenance expenses.
In 2021, the most significant impact from our AAR was updating assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. This update had the largest impact on our ULSG business. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions noted above.
The following table presents the impact of the AAR on income (loss) available to shareholders before provision for income tax for the nine months ended September 30, 2022 and 2021. The impact related to GMLBs is included in income (loss) available to shareholders before provision for income tax, but is not included in pre-tax adjusted earnings. See “— Non-GAAP and Other Financial Disclosures.”

	Nine Months Ended September 30,
	2022	2021
	(In millions)
GMLBs	$(94)	$(42)
Included in pre-tax adjusted earnings:
Other annuity business	(57)	4
Life business	(6)	4
Run-off	162	(113)
Total included in pre-tax adjusted earnings	99	(105)
Total impact on income (loss) available to shareholders before provision for income tax	$5	$(147)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Premiums	$162	$193	$495	$539
Universal life and investment-type product policy fees	783	881	2,408	2,730
Net investment income	877	1,281	3,089	3,680
Other revenues	121	117	376	345
Net investment gains (losses)	(45)	(16)	(179)	(36)
Net derivative gains (losses)	(416)	56	1,830	(2,132)
Total revenues	1,482	2,512	8,019	5,126
Expenses
Policyholder benefits and claims	1,246	1,112	3,260	2,620
Interest credited to policyholder account balances	430	413	1,039	997
Capitalization of DAC	(104)	(126)	(328)	(360)
Amortization of DAC and VOBA	179	(82)	972	17
Interest expense on debt	38	41	114	122
Other expenses	561	664	1,810	1,987
Total expenses	2,350	2,022	6,867	5,383
Income (loss) before provision for income tax	(868)	490	1,152	(257)
Provision for income tax expense (benefit)	(193)	105	202	(90)
Net income (loss)	(675)	385	950	(167)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	(677)	383	946	(171)
Less: Preferred stock dividends	25	22	78	68
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(702)	$361	$868	$(239)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
GMLB Riders	$(590)	$(198)	$2,132	$(1,484)
Other derivative instruments	(400)	109	(1,451)	(404)
Net investment gains (losses)	(45)	(16)	(179)	(36)
Other adjustments	24	(6)	72	16
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	116	577	496	1,579
Income (loss) available to shareholders before provision for income tax	(895)	466	1,070	(329)
Provision for income tax expense (benefit)	(193)	105	202	(90)
Net income (loss) available to shareholders	$(702)	$361	$868	$(239)

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Loss available to shareholders before provision for income tax was $895 million ($702 million, net of income tax), a decrease of $1.4 billion ($1.1 billion, net of income tax) from income available to shareholders before provision for income tax of $466 million ($361 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased in the current period and decreased in the prior period;
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•losses from GMLB Riders, see “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2022 and 2021.”
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 22% in the current period compared to 21% in the prior period. The increase in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Income available to shareholders before provision for income tax was $1.1 billion ($868 million, net of income tax), an increase of $1.4 billion ($1.1 billion, net of income tax) from a loss available to shareholders before provision for income tax of $329 million ($239 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable item:
•gains from GMLB Riders, see “— GMLB Riders for the Three Months and Nine Months Ended September 30, 2022 and 2021.”
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
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 18% in the current period compared to 35% in the prior period. The decrease in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(512)	$—	$(605)	$415	$(702)
Add: Provision for income tax expense (benefit)	23	(2)	113	(327)	(193)
Income (loss) available to shareholders before provision for income tax	(489)	(2)	(492)	88	(895)
Less: GMLB Riders	(590)	—	—	—	(590)
Less: Other derivative instruments	(24)	10	(459)	73	(400)
Less: Net investment gains (losses)	(26)	(3)	(27)	11	(45)
Less: Other adjustments	3	—	21	—	24
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	148	(9)	(27)	4	116
Less: Provision for income tax expense (benefit)	23	(2)	(6)	4	19
Adjusted earnings	$125	$(7)	$(21)	$—	$97

	Three Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$242	$117	$72	$(70)	$361
Add: Provision for income tax expense (benefit)	96	31	17	(39)	105
Income (loss) available to shareholders before provision for income tax	338	148	89	(109)	466
Less: GMLB Riders	(198)	—	—	—	(198)
Less: Other derivative instruments	80	4	20	5	109
Less: Net investment gains (losses)	(17)	4	24	(27)	(16)
Less: Other adjustments	(8)	(1)	3	—	(6)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	481	141	42	(87)	577
Less: Provision for income tax expense (benefit)	96	31	4	(4)	127
Adjusted earnings	$385	$110	$38	$(83)	$450

	Nine Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$2,680	$26	$(2,605)	$767	$868
Add: Provision for income tax expense (benefit)	139	9	789	(735)	202
Income (loss) available to shareholders before provision for income tax	2,819	35	(1,816)	32	1,070
Less: GMLB Riders	2,132	—	—	—	2,132
Less: Other derivative instruments	30	12	(1,628)	135	(1,451)
Less: Net investment gains (losses)	(105)	(28)	(63)	17	(179)
Less: Other adjustments	(17)	—	89	—	72
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	779	51	(214)	(120)	496
Less: Provision for income tax expense (benefit)	139	9	(45)	(22)	81
Adjusted earnings	$640	$42	$(169)	$(98)	$415

	Nine Months Ended September 30, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(343)	$223	$133	$(252)	$(239)
Add: Provision for income tax expense (benefit)	253	58	(297)	(104)	(90)
Income (loss) available to shareholders before provision for income tax	(90)	281	(164)	(356)	(329)
Less: GMLB Riders	(1,484)	—	—	—	(1,484)
Less: Other derivative instruments	122	6	(537)	5	(404)
Less: Net investment gains (losses)	(41)	(1)	89	(83)	(36)
Less: Other adjustments	1	(2)	17	—	16
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,312	278	267	(278)	1,579
Less: Provision for income tax expense (benefit)	253	58	31	(33)	309
Adjusted earnings	$1,059	$220	$236	$(245)	$1,270
Consolidated Results for the Three Months and Nine Months Ended September 30, 2022 and 2021 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$843	$937	$2,602	$2,891
Net investment spread	291	690	1,551	2,150
Insurance-related activities	(529)	(593)	(1,654)	(1,476)
Amortization of DAC and VOBA	33	146	(325)	(165)
Other expenses, net of DAC capitalization	(495)	(579)	(1,596)	(1,749)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	27	24	82	72
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	116	577	496	1,579
Provision for income tax expense (benefit)	19	127	81	309
Adjusted earnings	$97	$450	$415	$1,270
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Adjusted earnings were $97 million in the current period, a decrease of $353 million.
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
•higher net amortization of DAC and VOBA due to:
◦an unfavorable impact resulting from changes in assumptions made in connection with the AAR in our Life and Annuities segments;

◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Annuities segment; and
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance in our Annuities segment;
partially offset by
◦an adjustment in the current period related to actuarial model refinements in Corporate & Other; and
•lower net fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
partially offset by
◦higher unearned revenue amortization resulting from changes made in connection with the AAR in our Life segment.
Key net favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses; and
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from changes made in connection with the AAR in our Run-off and Annuities segments; and
◦an adjustment in the current period related to actuarial model refinements in Corporate & Other;
partially offset by
◦an increase in guaranteed minimum death benefit (“GMDB”) liabilities resulting from unfavorable equity market performance; and
◦higher paid claims, net of reinsurance, in our Annuities, Run-off and Life segments.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 13% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Adjusted earnings were $415 million in the current period, a decrease of $855 million.
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

•lower net fee income due to:
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
partially offset by
◦higher unearned revenue amortization resulting from changes made in connection with the AAR in our Life segment;
•higher net costs associated with insurance-related activities due to:
◦a net increase in GMDB liabilities resulting from unfavorable equity market performance;
◦higher paid claims, net of reinsurance, in our Annuities, Run-off and Life segments; and
◦higher liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the current period;
partially offset by
◦a net decrease in liability balances resulting from changes made in connection with the AAR in our Run-off and Annuities segments;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Run-off segment; and
◦an adjustment in the current period related to actuarial model refinements in Corporate & Other; and
•higher net amortization of DAC and VOBA due to:
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance;
◦an unfavorable impact resulting from changes in assumptions made in connection with the AAR in our Life and Annuities segments; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion in our Annuities segment;
partially offset by
◦an adjustment in the current period related to actuarial model refinements in Corporate & Other.
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
◦lower deferred compensation and operational expenses;
partially offset by
◦the settlement of a reinsurance-related matter in the current period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 14% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2022 and 2021 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$606	$735	$1,930	$2,153
Net investment spread	225	224	865	857
Insurance-related activities	(370)	(177)	(697)	(331)
Amortization of DAC and VOBA	32	114	(262)	(136)
Other expenses, net of DAC capitalization	(345)	(415)	(1,057)	(1,231)
Pre-tax adjusted earnings	148	481	779	1,312
Provision for income tax expense (benefit)	23	96	139	253
Adjusted earnings	$125	$385	$640	$1,059
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances decreased for the three months and the nine months ended September 30, 2022, driven by unfavorable investment performance, negative net flows and policy charges.

	Three Months Ended September 30, 2022 (1)	Nine Months Ended September 30, 2022 (1)
	(In millions)
Balance, beginning of period	$81,633	$105,197
Premiums and deposits	232	1,046
Withdrawals, surrenders and contract benefits	(1,791)	(5,746)
Net flows	(1,559)	(4,700)
Investment performance	(4,410)	(23,515)
Policy charges	(587)	(1,753)
Net transfers from (to) general account	(22)	(174)
Balance, end of period	$75,055	$75,055

Average balance	$82,597	$89,272
_______________
(1)Includes income annuities for which separate account balances at September 30, 2022 were $137 million.
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Adjusted earnings were $125 million in the current period, a decrease of $260 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦an increase in GMDB liabilities, partially offset by a favorable adjustment to deferred sales inducements (“DSI”), resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR;
◦an increase in GMDB liabilities resulting from unfavorable equity market performance; and
◦higher severity of GMDB claims;

•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA due to:
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance; and
◦an unfavorable impact resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR.
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower transition services agreement expenses; and
◦lower deferred compensation expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 16% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Adjusted earnings were $640 million in the current period, a decrease of $419 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦a net increase in GMDB liabilities resulting from unfavorable equity market performance;
◦an increase in GMDB liabilities, partially offset by a favorable adjustment to DSI, resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR; and
◦higher volume and severity of GMDB claims;
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA due to:
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
◦an unfavorable impact resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR.
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
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$68	$40	$178	$247
Net investment spread	(3)	106	130	285
Insurance-related activities	(19)	(5)	(115)	(107)
Amortization of DAC and VOBA	(18)	34	(77)	(21)
Other expenses, net of DAC capitalization	(37)	(34)	(65)	(126)
Pre-tax adjusted earnings	(9)	141	51	278
Provision for income tax expense (benefit)	(2)	31	9	58
Adjusted earnings	$(7)	$110	$42	$220
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Adjusted earnings were a loss of $7 million in the current period, a decrease of $117 million.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period;
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR; and
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance.
Key favorable impacts were:
•higher fee income due to higher unearned revenue amortization resulting primarily from changes in policyholder behavior assumptions made in connection with the AAR.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 22% in both the current and prior periods. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Adjusted earnings were $42 million in the current period, a decrease of $178 million.
Key net unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period;
•lower net fee income due to:
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns, which is mostly offset in other expenses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
◦higher ceded cost of insurance fees resulting from new reinsurance agreements entered into in the current period;

partially offset by
◦higher unearned revenue amortization resulting primarily from changes in policyholder behavior assumptions made in connection with the AAR; and
•higher amortization of DAC and VOBA due to:
◦an unfavorable impact resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR; and
◦the impact on gross profits from lower separate account returns;
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
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$169	$162	$494	$491
Net investment spread	9	338	431	961
Insurance-related activities	(167)	(413)	(891)	(1,050)
Amortization of DAC and VOBA	—	—	—	—
Other expenses, net of DAC capitalization	(38)	(45)	(248)	(135)
Pre-tax adjusted earnings	(27)	42	(214)	267
Provision for income tax expense (benefit)	(6)	4	(45)	31
Adjusted earnings	$(21)	$38	$(169)	$236
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Adjusted earnings were a loss of $21 million in the current period, a decrease of $59 million.
Key unfavorable impact was:
•lower net investment spread due to lower returns on other limited partnerships for the comparative measurement period.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities, primarily in our ULSG business, due to:
◦a decrease in liability balances resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR;

partially offset by
◦higher paid claims, net of reinsurance; and
•lower other expenses primarily due to lower transition services agreement expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 22% in the current period compared to 10% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Adjusted earnings were a loss of $169 million in the current period, a decrease of $405 million.
Key unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships for the comparative measurement period; and
◦lower investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at lower yields than the portfolio average; and
•higher other expenses due to the settlement of a reinsurance-related matter in the current period.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities, primarily in our ULSG business, due to:
◦a decrease in liability balances resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
partially offset by
◦higher liabilities from the impact of new reinsurance agreements on certain ULSG business entered into in the current period; and
◦higher paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 12% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Fee income	$—	$—	$—	$—
Net investment spread	60	22	125	47
Insurance-related activities	27	2	49	12
Amortization of DAC and VOBA	19	(2)	14	(8)
Other expenses, net of DAC capitalization	(75)	(85)	(226)	(257)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	27	24	82	72
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	4	(87)	(120)	(278)
Provision for income tax expense (benefit)	4	(4)	(22)	(33)
Adjusted earnings	$—	$(83)	$(98)	$(245)

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Adjusted earnings were $0 in the current period, an increase of $83 million.
Key favorable impacts were:
•higher net investment spread due to higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business;
•lower costs associated with insurance-related activities due to an adjustment in the current period related to actuarial model refinements;
•lower amortization of DAC and VOBA due to an adjustment in the current period related to actuarial model refinements; and
•lower other expenses due to lower establishment costs.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 13% in the current period compared to 6% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Adjusted earnings were a loss of $98 million in the current period, a lower loss of $147 million.
Key favorable impacts were:
•higher net investment spread due to higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business;
•lower costs associated with insurance-related activities due to:
◦an adjustment in the current period related to actuarial model refinements; and
◦lower paid claims, net of reinsurance;
•lower other expenses due to lower establishment costs; and
•lower amortization of DAC and VOBA due to an adjustment in the current period related to actuarial model refinements.
Key unfavorable impact was:
•higher preferred stock dividends in the current period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 58% in the current period compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

GMLB Riders for the Three Months and Nine Months Ended September 30, 2022 and 2021
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Liabilities	$177	$(274)	$3,464	$(960)
Hedges	(772)	(76)	(1,277)	(1,216)
Ceded reinsurance	(3)	(11)	(55)	(74)
Fees (1)	223	219	631	620
GMLB DAC	(215)	(56)	(631)	146
Total GMLB Riders	$(590)	$(198)	$2,132	$(1,484)
__________________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $13 million and $16 million for the three months ended September 30, 2022 and 2021, respectively, and $40 million and $45 million for the nine months ended September 30, 2022 and 2021, respectively.
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Comparative results from GMLB Riders were unfavorable by $392 million, primarily driven by:
•unfavorable changes to the estimated fair value of our GMLB hedges;
•unfavorable changes to GMLB DAC; and
•unfavorable changes to the estimated fair value of variable annuity liability reserves;
partially offset by
•favorable changes to the estimated fair value of Shield liabilities.
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
There was an unfavorable change in the adjustment for nonperformance risk in the current period.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Comparative results from GMLB Riders were favorable by $3.6 billion, primarily driven by:
•favorable changes to the estimated fair value of Shield liabilities;
partially offset by
•unfavorable changes to the estimated fair value of variable annuity liability reserves;
•unfavorable changes to GMLB DAC; and
•unfavorable changes to the estimated fair value of our GMLB hedges.
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
There was a favorable change in the adjustment for nonperformance risk in the current period.

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
As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve Board (the “Federal Reserve”) in the U.S. The Federal Reserve may increase or decrease the federal funds rate in the future, which, in addition to impacting product sales, may have an impact on the valuation of risk-bearing investments. During the first nine months of 2022, the Federal Reserve has increased the target range for the federal funds rate five times — from between 0% and 0.25% to between 0.25% and 0.50% on March 16, 2022; to between 0.75% and 1.00% on May 4, 2022; to between 1.50% and 1.75% on June 15, 2022; to between 2.25% and 2.50% on July 27, 2022; and to between 3.00% and 3.25% on September 21, 2022. On November 2, 2022, the Federal Reserve further increased the target range for the federal fund rate from between 3.00% and 3.25% to between 3.25% and 4.00%. The Federal Reserve has indicated further increases to the target range for the federal funds rate could occur. These target range increases have contributed to a decrease in the net unrealized gains in our investment portfolio, and any additional target increases could similarly contribute to further decreases. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
See “— Industry Trends and Uncertainties — Financial and Economic Environment,” as amended herein, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” included in our 2021 Annual Report.
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
During the nine months ended September 30, 2022, we sold positions with direct exposure to Russia with an amortized cost of $99 million and recorded a net investment realized loss of $8 million. At September 30, 2022, we did not have any direct exposure to Russia or Ukraine.
There has been an increased market focus on energy sector investments as a result of energy and oil price volatility due to, among other factors, ongoing geopolitical events. We maintain a diversified energy sector fixed maturity securities portfolio across sub-sectors and issuers. Our exposure to energy sector fixed maturity securities was $2.6 billion, with net unrealized gains (losses) of ($377) million. Of the $2.6 billion exposure to energy sector fixed maturity securities, 89% were investment grade at September 30, 2022.
There has also been an increased market focus on retail sector investments as a result of the COVID-19 pandemic and uncertainty regarding its duration and severity. Our exposure to retail sector corporate fixed maturity securities was $1.5 billion, with net unrealized gains (losses) of ($258) million. Of the $1.5 billion exposure to retail sector corporate fixed maturity securities, 94% were investment grade at September 30, 2022.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	3.35%	$939	5.29%	$1,324	3.96%	$3,243	5.25%	$3,800
Investment fees and expenses (2)	(0.15)	(39)	(0.13)	(37)	(0.14)	(116)	(0.13)	(104)
Adjusted net investment income (3)	3.20%	$900	5.16%	$1,287	3.82%	$3,127	5.12%	$3,696
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net investment income	$877	$1,281	$3,089	$3,680
Less: Investment hedge adjustments	(23)	(6)	(38)	(16)
Adjusted net investment income — in the above yield table	$900	$1,287	$3,127	$3,696
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2022 and 2021” for an analysis of the period over period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$62,543	83.1%	$72,925	83.3%
Privately-placed	12,728	16.9	14,657	16.7
Total fixed maturity securities	$75,271	100.0%	$87,582	100.0%
Percentage of cash and invested assets	66.4%		71.4%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2022					December 31, 2021
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$54,697	$1	$(5,329)	$49,367	65.6%	$49,729	$—	$6,133	$55,862	63.8%
2	Baa	27,339	—	(4,261)	23,078	30.7	25,493	—	2,142	27,635	31.6
Subtotal investment grade		82,036	1	(9,590)	72,445	96.3	75,222	—	8,275	83,497	95.4
3	Ba	2,480	—	(319)	2,161	2.8	2,634	—	65	2,699	3.1
4	B	687	1	(102)	584	0.8	1,244	3	12	1,253	1.4
5	Caa and lower	72	3	(3)	66	0.1	142	8	(4)	130	0.1
6	In or near default	32	—	(17)	15	—	4	—	(1)	3	—
Subtotal below investment grade		3,271	4	(441)	2,826	3.7	4,024	11	72	4,085	4.6
Total fixed maturity securities		$85,307	$5	$(10,031)	$75,271	100.0%	$79,246	$11	$8,347	$87,582	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2022
U.S. corporate	$14,492	$15,379	$1,721	$500	$34	$12	$32,138
Foreign corporate	3,590	6,111	379	60	—	—	10,140
U.S. government and agency	8,272	130	—	—	—	—	8,402
RMBS	7,827	9	8	3	9	3	7,859
CMBS	6,256	339	10	8	3	—	6,616
State and political subdivision	3,715	105	1	—	10	—	3,831
ABS	4,543	620	17	13	10	—	5,203
Foreign government	672	385	25	—	—	—	1,082
Total fixed maturity securities	$49,367	$23,078	$2,161	$584	$66	$15	$75,271
December 31, 2021
U.S. corporate	$17,828	$18,074	$2,008	$1,103	$68	$—	$39,081
Foreign corporate	3,518	7,478	554	125	31	—	11,706
U.S. government and agency	9,160	147	—	—	—	—	9,307
RMBS	9,179	46	15	5	11	3	9,259
CMBS	6,882	391	1	5	3	—	7,282
State and political subdivision	4,646	181	1	—	7	—	4,835
ABS	3,686	550	19	15	10	—	4,280
Foreign government	963	768	101	—	—	—	1,832
Total fixed maturity securities	$55,862	$27,635	$2,699	$1,253	$130	$3	$87,582
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% and 2% of total investments at September 30, 2022 and December 31, 2021, respectively. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$12,875	30.4%	$16,131	31.8%
Finance	11,791	27.9	12,430	24.4
Consumer	9,380	22.2	11,650	22.9
Utility	5,585	13.2	7,146	14.1
Communications	2,647	6.3	3,430	6.8
Total	$42,278	100.0%	$50,787	100.0%
Structured Securities
We held $19.7 billion and $20.8 billion of Structured Securities, at estimated fair value, at September 30, 2022 and December 31, 2021, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,935	50.1%	$(639)	$4,688	50.6%	$29
Collateralized mortgage obligations	3,924	49.9	(264)	4,571	49.4	352
Total RMBS	$7,859	100.0%	$(903)	$9,259	100.0%	$381
Risk profile:
Agency	$6,294	80.1%	$(873)	$7,563	81.7%	$264
Prime	156	2.0	(17)	192	2.1	4
Alt-A	882	11.2	(22)	801	8.6	60
Sub-prime	527	6.7	9	703	7.6	53
Total RMBS	$7,859	100.0%	$(903)	$9,259	100.0%	$381
Ratings profile:
Rated Aaa	$6,846	87.1%		$7,905	85.4%
Designated NAIC 1	$7,827	99.6%		$9,179	99.1%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$90	$82	$95	$106
2012	79	77	141	140
2013	208	203	209	213
2014	323	298	322	334
2015	967	888	953	997
2016	464	423	465	485
2017	732	667	707	751
2018	1,668	1,530	1,675	1,827
2019	1,025	879	1,044	1,079
2020	538	429	555	544
2021	812	742	810	806
2022	415	398	—	—
Total	$7,321	$6,616	$6,976	$7,282
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.6 billion, or 69.1% of total CMBS, and designated NAIC 1 was $6.3 billion, or 94.6% of total CMBS, at September 30, 2022. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 69.1% of total CMBS, and designated NAIC 1 was $6.9 billion, or 94.5% of total CMBS at December 31, 2021.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,142	60.4%	$(172)	$2,659	62.1%	$(1)
Student loans	394	7.6	(30)	384	9.0	6
Consumer loans	380	7.3	(34)	342	8.0	—
Automobile loans	215	4.1	(9)	151	3.5	2
Credit card loans	160	3.1	(11)	132	3.1	4
Other loans	912	17.5	(79)	612	14.3	8
Total	$5,203	100.0%	$(335)	$4,280	100.0%	$19
Ratings profile:
Rated Aaa	$2,194	42.2%		$1,837	42.9%
Designated NAIC 1	$4,543	87.3%		$3,686	86.1%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	September 30, 2022				December 31, 2021
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,286	59.9%	$45	0.3%	$12,187	61.0%	$67	0.5%
Agricultural	4,216	19.0%	15	0.4%	4,163	20.9%	12	0.3%
Residential	4,686	21.1%	39	0.8%	3,623	18.1%	44	1.2%
Total	$22,188	100.0%	$99	0.5%	$19,973	100.0%	$123	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 97% at both September 30, 2022 and December 31, 2021. The remainder was collateralized by properties located outside of the U.S. At September 30, 2022, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 19% for California, 11% for Texas and 10% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2022 and December 31, 2021. At September 30, 2022, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 10% for Florida and 7% for New York.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,780	20.9%	$2,601	21.3%
South Atlantic	2,766	20.8	2,383	19.6
Middle Atlantic	2,382	17.9	2,115	17.3
West South Central	1,607	12.1	1,425	11.7
Mountain	1,161	8.8	1,062	8.7
New England	741	5.6	789	6.5
East North Central	692	5.2	717	5.9
International	441	3.3	495	4.1
West North Central	342	2.6	318	2.6
East South Central	309	2.3	217	1.8
Multi-region and Other	65	0.5	65	0.5
Total recorded investment	13,286	100.0%	12,187	100.0%
Less: allowance for credit losses	45		67
Carrying value, net of allowance for credit losses	$13,241		$12,120
Property type:
Apartment	$5,069	38.2%	$3,895	32.0%
Office	3,391	25.5	3,566	29.3
Retail	1,966	14.8	1,863	15.3
Industrial	1,959	14.7	1,847	15.1
Hotel	901	6.8	1,016	8.3
Total recorded investment	13,286	100.0%	12,187	100.0%
Less: allowance for credit losses	45		67
Carrying value, net of allowance for credit losses	$13,241		$12,120
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% and 58% at September 30, 2022 and December 31, 2021, respectively, and our average debt-service coverage ratio was 2.2x at both September 30, 2022 and December 31, 2021. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 46% at September 30, 2022 and December 31, 2021, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Loan Modifications Related to the COVID-19 Pandemic. Our investment managers’ underwriting and credit management practices are proactively refined to meet the changing economic environment. Since March 1, 2020, we have completed loan modifications and have provided waivers to certain covenants, including the furniture, fixture and expense reserves, tenant rent payment deferrals or lease modifications, rate reductions, maturity date extensions, and other actions with a number of our borrowers impacted by the COVID-19 pandemic. A subset of these modifications included short-term principal and interest forbearance. At September 30, 2022, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $6 million, comprised entirely of residential mortgage loans. At December 31, 2021, the recorded investment on mortgage loans where borrowers were offered debt-service forbearance and were not making payments was $55 million, comprised of $31 million of agricultural mortgage loans and $24 million of residential mortgage loans. These types of modifications are generally not considered troubled debt restructurings (“TDR”) due to certain relief granted by U.S. federal legislation in March 2020. For more information on TDRs, see Note 4 to the Interim Condensed Consolidated Financial Statements.
Mortgage Loan Allowance for Credit Losses. See Notes 4 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the nine months ended September 30, 2022 and 2021.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	September 30, 2022	December 31, 2021
	(In millions)
Other limited partnerships	$3,921	$3,786
Real estate limited partnerships and LLCs (1)	686	485
Total	$4,607	$4,271
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $834 million and $595 million at September 30, 2022 and December 31, 2021, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,740	92.7%	$3,126	94.3%
FHLB Stock	176	4.4	70	2.1
Tax credit and renewable energy partnerships	56	1.4	59	1.8
Leveraged leases, net of non-recourse debt	49	1.2	49	1.5
Other	12	0.3	12	0.3
Total	$4,033	100.0%	$3,316	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements:
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2022 and December 31, 2021.
•The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the three months and nine months ended September 30, 2022 and 2021.
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
Derivatives categorized as Level 3 at September 30, 2022 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity variance swaps with unobservable volatility inputs; foreign currency swaps with certain unobservable inputs and equity index options with unobservable correlation inputs.
Credit Risk
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2022		December 31, 2021
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,869	$(4)	$1,724	$38
Purchased	—	—	—	—
Total	$1,869	$(4)	$1,724	$38
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
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2021 Annual Report for more details on policyholder liabilities. Except as otherwise discussed below, there have been no material changes to our policyholder liabilities.
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	September 30, 2022 (1)				December 31, 2021 (1)
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$30,295	$6,398	$6,042	61.0%	$42,328	$1,809	$5,056	37.3%
GMIB Max with EDB (3)	7,811	6,136	574	46.6%	11,118	2,926	155	13.1%
GMIB Max without EDB	4,414	231	145	30.0%	6,289	3	29	4.8%
GMWB	18,656	2,083	1,248	44.8%	25,322	139	680	23.2%
GMAB	492	26	26	29.0%	750	1	1	0.6%
GMDB only (other than EDB)	15,274	2,044	—	N/A	20,233	935	—	N/A
EDB only	2,892	1,543	—	N/A	3,928	548	—	N/A
Total	$79,834	$18,461	$8,035		$109,968	$6,361	$5,921
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)EDB is defined as enhanced death benefits.

Reserves
Under GAAP, certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported in future policy benefits on the consolidated balance sheets with changes reported in policyholder benefits and claims on the consolidated statements of operations. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $7.2 billion at September 30, 2022, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $1.7 billion at September 30, 2022, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Level Annuities are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $2.0 billion at September 30, 2022, are accounted for at estimated fair value.
Our variable annuity reserves by type of GMxB were as follows at:

	September 30, 2022			December 31, 2021
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMIB	$3,706	$1,618	$5,324	$3,374	$1,787	$5,161
GMIB Max	1,202	124	1,326	967	(36)	931
GMWB	450	(14)	436	327	97	424
GMAB	—	(8)	(8)	—	—	—
GMDB	1,885	—	1,885	1,535	—	1,535
Total	$7,243	$1,720	$8,963	$6,203	$1,848	$8,051
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

Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	September 30, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$3,085	$93	$54	$1,780	$229	$17
Interest rate options	20,438	41	189	8,050	83	—
Interest rate forwards	14,649	33	2,496	9,808	627	109
Hybrid options (2)	—	—	—	900	8	—
Total	$38,172	$167	$2,739	$20,538	$947	$126
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
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	September 30, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$13,634	$591	$350	$20,695	$889	$876
Equity total return swaps	33,069	1,515	1,519	32,719	493	588
Equity variance swaps	281	9	1	281	9	1
Interest rate swaps	3,085	93	54	1,780	229	17
Interest rate options	18,838	38	95	7,450	28	—
Interest rate forwards	10,601	33	1,337	4,440	218	13
Hybrid options	—	—	—	900	8	—
Total	$79,508	$2,279	$3,356	$68,265	$1,874	$1,495
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
We maintain a substantial short-term liquidity position, which was $3.4 billion and $3.8 billion at September 30, 2022 and December 31, 2021, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $41.5 billion and $54.9 billion at September 30, 2022 and December 31, 2021, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Sources:
Operating activities, net	$—	$644
Changes in policyholder account balances, net	9,218	9,237
Changes in payables for collateral under securities loaned and other transactions, net	263	387
Total sources	9,481	10,268
Uses:
Operating activities, net	939	—
Investing activities, net	7,596	9,665
Long-term debt repaid	2	1
Dividends on preferred stock	78	68
Treasury stock acquired in connection with share repurchases	395	341
Financing element on certain derivative instruments and other derivative related transactions, net	137	183
Other, net	15	10
Total uses	9,162	10,268
Net increase (decrease) in cash and cash equivalents	$319	$—
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
Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program was increased from $5.0 billion to $7.0 billion in August 2022. Activity related to these funding agreements is reported in Corporate & Other.

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
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) pursuant to which the parties may enter into funding agreements either (i) for spread lending purposes or (ii) to provide additional liquidity. In September 2022, Brighthouse Life Insurance Company amended this program to (i) extend the term from December 31, 2023 to December 1, 2026 and (ii) increase the maximum aggregate principal amount permitted to be outstanding from $500 million to $750 million. Activity related to these funding agreements is reported in Corporate & Other.
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2022	December 31, 2021	2022	2021	2022	2021
	(In millions)
FABCP Program	$1,718	$1,848	$8,980	$1,989	$9,110	$326
FABN Program	3,450	2,900	550	2,400	—	—
FHLB Funding Agreements	3,750	900	5,350	951	2,500	351
Farmer Mac Funding Agreements	500	125	400	25	25	—
Total	$9,418	$5,773	$15,280	$5,365	$11,635	$677
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
Our revolving credit facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At September 30, 2022, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at September 30, 2022. Subsequent to September 30, 2022 and through November 3, 2022, BHF repurchased an additional 954,210 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $47 million.

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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. During the nine months ended September 30, 2022 and 2021, general account surrenders and withdrawals, including repayments of funding agreements in connection with our institutional spread margin business, totaled $14.3 billion and $2.2 billion, respectively. See “— Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements” for additional information regarding our institutional spread margin business.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2022, we pledged $7 million of cash collateral to counterparties. At December 31, 2021, we did not pledge any cash collateral to counterparties. At both September 30, 2022 and December 31, 2021, we were obligated to return cash collateral pledged to us by counterparties of $1.7 billion. See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.7 billion and $593 million at September 30, 2022 and December 31, 2021, respectively.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Under our securities lending program, we were liable for cash collateral under our control of $4.8 billion and $4.6 billion at September 30, 2022 and December 31, 2021, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. We did not hold any non-cash collateral at September 30, 2022. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021.
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
Short-term Liquidity and Liquid Assets
At September 30, 2022 and December 31, 2021, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.1 billion and $1.6 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At September 30, 2022 and December 31, 2021, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.1 billion and $1.6 billion, respectively, of which $1.1 billion and $1.5 billion was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During the nine months ended September 30, 2022 and 2021, BHF received cash distributions of $350 million and $310 million, respectively, from BH Holdings. During the nine months ended September 30, 2022 and 2021, BHF did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2022 and 2021, BHF borrowed $661 million and $547 million, respectively, from certain of its non-insurance subsidiaries and repaid $945 million and $614 million of such borrowings during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, BHF had total obligations outstanding of $428 million and $712 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term not more than 364 days. During both the nine months ended September 30, 2022 and 2021, there were no borrowings or repayments by BHF under these facilities and, at both September 30, 2022 and December 31, 2021, BHF had no obligations outstanding under such facilities.

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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2021 Annual Report with the exception of sensitivity to changes in interest rates previously disclosed in our Second Quarter Form 10-Q.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2022.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended September 30, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
July 1 — July 31, 2022	1,188,585	$40.79	1,189,105	$474
August 1 — August 31, 2022	948,170	$47.10	947,897	$429
September 1 — September 30, 2022	909,020	$47.48	904,774	$386
Total	3,045,775		3,041,776
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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 8, 2022