Form 10-K
period 2022-12-31
Brighthouse Financial, Inc.
filed 2023-02-23
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.0 billion.
As of February 17, 2023, 67,696,800 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2023 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•material differences between actual outcomes and the sensitivities calculated under certain scenarios that we may utilize in connection with our variable annuity risk management strategies;
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
•the adverse impact of public health crises, extreme mortality events or similar occurrences on our business and the economy in general;
•the impact of adverse capital and credit market conditions, including with respect to our ability to meet liquidity needs and access capital;
•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geopolitical events, military actions or catastrophic events, on our profitability measures as well as our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
•the financial risks that our investment portfolio is subject to, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control;
•the impact of changes in regulation and in supervisory and enforcement policies or interpretations thereof on our insurance business or other operations;
•the potential material negative tax impact of potential future tax legislation that could make some of our products less attractive to consumers or increase our tax liability;
•the effectiveness of our policies, procedures and processes in managing risk;
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

PART I
Item 1. Business

Our Company
We are one of the largest providers of annuity and life insurance products in the U.S. with over 2.5 million annuity contracts and insurance policies in force at December 31, 2022. We deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We primarily transact business through our insurance subsidiaries, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”); however, NELICO does not currently write new business. At December 31, 2022, our insurance subsidiaries had a combined statutory total adjusted capital (“TAC”) of approximately $8.1 billion, resulting in a combined risk-based capital (“RBC”) ratio of approximately 440%.
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
Segments and Corporate & Other
We are organized into three segments: Annuities; Life; and Run-off. In addition, we report certain of our results of operations in Corporate & Other. In addition to the discussion that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segments and Corporate & Other Results for the Years Ended December 31, 2022 and 2021 - Adjusted Earnings” and Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments and Corporate & Other. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Assets under management (“AUM”) for each of our segments, as well as Corporate & Other, was as follows at:

	December 31, 2022			December 31, 2021
	General Account Investments	Separate Account Assets	Total	General Account Investments	Separate Account Assets	Total
	(In millions)
Annuities	$61,279	$77,798	$139,077	$63,807	$105,197	$169,004
Life	10,194	5,218	15,412	12,360	6,862	19,222
Run-off	25,302	1,949	27,251	34,223	2,405	36,628
Corporate & Other	11,817	—	11,817	7,835	—	7,835
Total	$108,592	$84,965	$193,557	$118,225	$114,464	$232,689
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. In 2013, we began a shift in our business mix towards fixed products with lower guaranteed minimum crediting rates and variable products with less risky living benefits while simultaneously increasing our emphasis on index-linked annuity products. Since 2014, our new sales have primarily consisted of Shield® Level Annuities (“Shield” and “Shield Annuities”) and variable annuities with simplified living benefits. We have launched new products and refined existing products as we continue to strive to innovate in response to customer and distributor needs and market conditions.

Insurance liabilities of our annuity products were as follows at:

	December 31, 2022			December 31, 2021
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$4,907	$77,653	$82,560	$4,743	$105,023	$109,766
Shield Annuities	25,516	—	25,516	21,632	—	21,632
Fixed deferred	19,189	—	19,189	16,136	—	16,136
Income	4,424	145	4,569	4,471	174	4,645
Total	$54,036	$77,798	$131,834	$46,982	$105,197	$152,179
_______________
(1)Excludes reserve liabilities for guaranteed minimum benefits (“GMxB”) and Shield embedded derivatives.
We seek to meet our risk-adjusted return objectives in our Annuities segment through a disciplined risk selection approach and innovative product design, balancing overall profitability with sales growth. We believe we have the underwriting approach, product design capabilities and distribution relationships to permit us to offer new products that meet our risk-adjusted return objectives and that such capabilities will enhance our ability to maintain market presence and relevance over the long-term. We intend to meet our risk management objectives by continuing to hedge significant market risks associated with our existing annuity products, as well as new business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Products
Shield Annuities
Our flagship suite of Shield Annuities provides for accumulation of retirement savings or other long-term investments and combines certain features found in both variable and fixed annuities. Shield Annuities are deferred annuity contracts that provide the contract holder with the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines. Rather than allocating purchase payments directly into the equity market, the contract holder has an opportunity to participate in the returns of a specified market index. Shield Annuities also offer account value and return of premium death benefits. A new addition to our suite of Shield Annuities is an individual single premium deferred annuity contract, which provides for the potential accumulation of retirement savings as well as an opportunity for lifetime income through a guaranteed lifetime withdrawal benefit rider. To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities.
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
Income Annuities
Income annuities are annuity contracts under which the contract holder contributes a portion of their retirement assets in exchange for a steady stream of retirement income, lasting either for a specified period of time or the life of the annuitant. We offer two types of income annuities: immediate income annuities, referred to as “single premium immediate annuities” (“SPIA”), and deferred income annuities (“DIA”). Both products provide guaranteed lifetime income that can be used to supplement other retirement income sources. SPIAs are single premium annuity products that provide a guaranteed level of income, beginning within 12 months from the contract issuance date, to the contract holder for a specified number of years or the duration of the life of the annuitant(s). DIAs differ from SPIAs in that DIAs require the contract holder to wait at least 15 months before income payments commence. SPIAs and DIAs are priced based on considerations consistent with the annuitant’s age, gender and, in the case of DIAs, the deferral period. DIAs provide a pension-like stream of income payments after a specified deferral period.

Variable Annuities
We issue variable annuity contracts that offer contract holders a tax-deferred basis for wealth accumulation and rights to receive a future stream of payments. The contract holder can choose to invest purchase payments in the separate account or, if available, the general account investment options under the contract. For the separate account options, the contract holder can elect among several subaccounts that invest in internally and externally managed investment portfolios. Unless the contract holder has elected to pay for guaranteed minimum living or death benefits, as discussed below, the contract holder bears the entire risk and receives all of the net returns resulting from the investment option(s) chosen. For the general account options, we credit the contract’s account value with the net purchase payment and credit interest to the contract holder at rates declared periodically, subject to a guaranteed minimum crediting rate. The account value of most types of general account options is guaranteed and is not exposed to market risk, because the issuing insurance company (rather than the contract holder) directly bears the risk that the value of the underlying general account investments of the insurance companies may decline.
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
Variable Annuity Fees
We earn various types of fee revenue based on account value, fund assets and the Benefit Base for contracts that invest through a separate account. In general, GMxB fees calculated based on the Benefit Base are more stable in market downturns compared to fees based on the account value. We earned fees and charges on our variable annuity contracts that invest through a separate account of $2.8 billion and $3.1 billion, net of pass-through amounts, for the years ended December 31, 2022 and 2021, respectively. In addition to fee revenue, we also earn a spread on the portion of the account value allocated to the general account.
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
Investment Management Fees. We charge investment management fees for managing the proprietary funds managed by our subsidiary, Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), that are offered as investments under our variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisors unaffiliated with us, to the unaffiliated investment advisors. Investment management fees differ by fund. A portion of the investment management fees charged on proprietary funds managed by subadvisors unaffiliated with us are paid by us to the subadvisors. Investment management fees reduce the net returns on the variable annuity investments.
12b-1 Fees and Other Revenue. We earn monthly or quarterly fees for providing certain services to customers and distributors (“12b-1 fees”). 12b-1 fees are paid by the mutual funds selected by our contract holders and are calculated based on the net assets of the funds allocated to our subaccounts. These fees reduce the returns contract holders earn from such funds. Additionally, mutual fund companies with funds which are available to contract holders through the variable annuity subaccounts pay us fees consistent with the terms of administrative service agreements. These fees are funded from the fund companies’ net revenues. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on 12b-1 fees.
Death Benefit Rider Fees. We may earn fees in addition to the base M&E fees for promising to pay GMDBs. The fees earned vary by generation and rider type. For some death benefits, the fees are calculated based on account value, but for enhanced death benefits (“EDB”), the fees are normally calculated based on the Benefit Base. In general, these fees were set at a level intended to be sufficient to cover anticipated expenses related to claim payments and hedge costs associated with these benefits. These fees are deducted from the account value.
Living Benefit Rider Fees. We earn these fees for promising to pay guaranteed benefits while the contract holder is alive, such as for any type of GMLB (including GMIBs, GMWBs and GMABs). The fees earned vary by generation and rider type and are typically calculated based on the Benefit Base. These fees are set at a level intended to be sufficient to cover anticipated expenses related to claim payments and hedge costs associated with these benefits. These fees are deducted from the account value.
Pricing and Risk Selection
Product pricing reflects our pricing standards and guidelines. Annuity pricing is based on the expected payout of account value or guarantees, which is calculated using our assumptions for mortality, sales mix, expenses, policyholder behavior and investment returns, as well as certain macroeconomic factors (e.g., inflation, volatility and interest rates). Our product pricing models consider additional factors, such as hedging costs, reinsurance premiums and capital requirements.
Rates for annuity products generally include pricing terms that are guaranteed for a certain period of time. Such products generally include surrender charges for early withdrawals and fees for guaranteed benefits. We periodically reevaluate the costs associated with such guarantees and may adjust pricing levels accordingly. We may also reevaluate the type and level of guarantee features being offered from time to time.
We continually review our pricing guidelines, models and assumptions in light of applicable regulations and experience to ensure that our policies remain competitive and aligned with our marketing strategies and profitability goals.

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
We introduced Shield Annuities in 2013 and expect to continue to increase sales of Shield Annuities due to growing consumer demand. In addition, we believe Shield Annuities provide us with risk offset to the GMxBs offered in our traditional variable annuity products. At December 31, 2022, we had $25.5 billion of policyholder account balances for Shield Annuities.
We intend to focus on selling the following products with the goal of continuing to diversify and better manage our in-force block:
•our suite of Shield Annuities;
•variable annuities with GMWBs; and
•variable annuities with GMDB only.
Deposits for our Shield Annuities and variable annuities were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Shield Annuities	$5,848	$6,201	$4,338
GMWB	852	1,548	1,281
GMDB only	286	376	337
GMIB	49	76	83
Total	$7,035	$8,201	$6,039
Guaranteed Minimum Death Benefits
Since 2001, we have offered a variety of GMDBs to our contract holders, which include the following (with no additional charge, unless noted):
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

•Annual Step-Up Death Benefit. Contract holders may elect, for an additional fee, the option to step-up their guaranteed death benefit on any contract anniversary through age 80. The Annual Step-Up Death Benefit allows the contract holder to lock in the high-water mark on their death benefit, adjusted proportionally for any withdrawals. This death benefit may only be elected at issue through age 79. Fees charged for this benefit are usually based on account value. This death benefit pays the greater of the contract holder’s account value at the time of the claim, their total purchase payments, adjusted proportionately for any withdrawals, or the highest anniversary value, adjusted proportionally for any withdrawals.
•Combination Death Benefit. Contract holders may elect, for an additional fee, a combination death benefit that, in addition to the Annual Step-Up Death Benefit as described above, includes a roll-up feature which accumulates aggregate purchase payments at a predetermined roll-up rate, as adjusted for withdrawals. Two principal versions of this guaranteed death benefit are:
•Compounded-Plus Death Benefit. The death benefit is the greater of (i) the account value at time of the claim, (ii) the highest anniversary value (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (iii) a roll-up Benefit Base, which rolls up through age 80, and is adjusted proportionally for withdrawals. Fees for this benefit are calculated and charged against the account value. We no longer offer this benefit.
•Enhanced Death Benefit. The death benefit is equal to the Benefit Base which is defined as the greater of (i) the highest anniversary value Benefit Base (highest anniversary value/high-water mark through age 80, adjusted proportionately for any withdrawals) or (ii) a roll-up benefit, which may apply to the step-up (roll-up applies through age 90), which allows for dollar-for-dollar withdrawals up to the permitted amount for that contract year and proportional adjustments for withdrawals in excess of the permitted amount. The fee may be increased upon step-up of the roll-up Benefit Base. Fees charged for this benefit are calculated based on the Benefit Base and charged annually against the account value. We no longer offer this benefit.
In addition, we currently also offer an optional death benefit for an additional fee with our FlexChoiceSM GMWB4L riders, available at issue through age 65, which has a similar level of death benefit protection as the Benefit Base for the living benefit rider. However, the Benefit Base for this death benefit is adjusted for all withdrawals.
Our variable annuity account values and Benefit Base by type of GMDB were as follows at:

	December 31, 2022 (1)		December 31, 2021 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value	$2,907	$2,431	$3,568	$2,998
Return of premium	37,020	37,921	49,344	49,717
Interval reset	4,940	5,327	6,442	6,646
Annual step-up	16,737	20,020	22,378	22,790
Combination (2)	20,806	32,695	28,236	33,576
Total	$82,410	$98,394	$109,968	$115,727
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain death benefit guarantee amounts included in this table may also be included in the GMLBs table below.
(2)Includes Compounded-Plus Death Benefit, Enhanced Death Benefit, and FlexChoiceSM death benefit.
Guaranteed Minimum Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. Based on total account value, approximately 77% and 78% of our variable annuity block included living benefit guarantees at December 31, 2022 and 2021, respectively.
GMIBs. GMIBs are our largest block of living benefit guarantees based on in-force account value. Contract holders must wait for a defined period, usually 10 years, before they can elect to receive income through guaranteed annuity payments. This initial phase when the contract holder invests their account value in the separate or general account to grow on a tax-deferred basis is often referred to as the “accumulation phase.” The contract holder may elect to continue the accumulation phase beyond the waiting period in order to maintain access to their account value or continue to participate in the potential growth of both the account value and Benefit Base pursuant to the contract terms. During the accumulation phase, the contract holder still has access to their account value, although their Benefit Base may be adjusted downward. The second phase of the contract starts upon annuitization. The occurrence and timing of annuitization depends on how the contract holder chooses to utilize the multiple benefit options available to them in their annuity contract.
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
We employed several risk exposure reduction strategies at the product level. These include reducing the interest rates used to determine annuity payout rates on GMIBs from 2.5% to 0.5% over time. In addition, we increased the setback period used to determine the annuity payout rates for contract holders from seven years to 10 years. For example, a 10-year age setback would determine actual annuitization monthly payout rates for a contract holder assuming they were 10 years younger than their actual age at the time of annuitization, thereby reducing the monthly guaranteed annuity claim payments. We have also reduced the guaranteed roll-up rates from 6% to 4%.
Additionally, we introduced limitations on fund selections inside certain legacy variable annuity contracts. In 2005, we reduced the maximum equity allocation in the separate accounts. Further, in 2011 we introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 30% and 31% of GMIB total account value at December 31, 2022 and 2021, respectively, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by rebalancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
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

Our variable annuity account value and Benefit Base by type of GMLB were as follows at:

	December 31, 2022 (1)		December 31, 2021 (1)
	Account Value (2)	Benefit Base	Account Value (2)	Benefit Base
	(In millions)
GMIB	$43,873	$69,100	$59,735	$70,717
GMWB	19,270	22,602	25,322	23,319
GMAB	492	435	750	534
Total	$63,635	$92,137	$85,807	$94,570
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain living benefit guarantee amounts included in this table may also be included in the GMDBs table above.
(2)Total account value includes investments in the general account totaling $4.9 billion and $4.7 billion at December 31, 2022 and 2021, respectively.
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	December 31, 2022				December 31, 2021
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$31,541	$5,517	$4,484	42.9%	$42,328	$1,809	$5,056	37.3%
GMIB Max with EDB	7,868	6,013	415	34.8%	11,118	2,926	155	13.1%
GMIB Max without EDB	4,464	196	92	18.7%	6,289	3	29	4.8%
GMWB	19,270	1,584	662	26.5%	25,322	139	680	23.2%
GMAB	492	18	18	25.4%	750	1	1	0.6%
GMDB only (other than EDB)	15,766	1,737	—	N/A	20,233	935	—	N/A
EDB only	3,009	1,439	—	N/A	3,928	548	—	N/A
Total	$82,410	$16,504	$5,671		$109,968	$6,361	$5,921
_______________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.

Reserves
Under accounting principles generally accepted in the United States of America (“GAAP”), certain of our variable annuity guarantee features are accounted for as insurance liabilities and reported in future policy benefits on the consolidated balance sheets, with changes reported in policyholder benefits and claims on the consolidated statements of operations. These liabilities are accounted for using long-term assumptions of equity and bond market returns and the level of interest rates. Therefore, these liabilities, valued at $7.3 billion at December 31, 2022, are less sensitive than derivative instruments to periodic changes to equity and fixed income market returns and the level of interest rates. Guarantees accounted for as insurance liabilities in future policy benefits include GMDBs, the life contingent portion of GMWBs and the portion of GMIBs that require annuitization, as well as the life contingent portion of the expected annuitization when the policyholder is required to annuitize upon depletion of their account value.
All other variable annuity guarantee features are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $1.5 billion at December 31, 2022, are accounted for at estimated fair value. In some cases, a guarantee will have multiple features or options that require separate accounting such that the guarantee is not fully accounted for under only one of the accounting models (known as “split accounting”). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives (“Shield liabilities”) and reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $3.5 billion at December 31, 2022, are accounted for at estimated fair value.
Our variable annuity reserves by type of GMxB were as follows at:

	December 31, 2022			December 31, 2021
	Future Policy Benefits	Policyholder Account Balances	Total Reserves	Future Policy Benefits	Policyholder Account Balances	Total Reserves
	(In millions)
GMIB	$3,780	$1,375	$5,155	$3,374	$1,787	$5,161
GMIB Max	1,231	161	1,392	967	(36)	931
GMWB	460	(71)	389	327	97	424
GMAB	—	(10)	(10)	—	—	—
GMDB	1,874	—	1,874	1,535	—	1,535
Total	$7,345	$1,455	$8,800	$6,203	$1,848	$8,051
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
Life
Our Life segment consists of insurance products and services, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. While our in-force book reflects a broad range of life products, we are currently focused on term life products and an indexed universal life product with long-term care benefits, consistent with our financial objectives, with a concentration on design and profitability over volume. By managing our in-force book of business, we expect to generate future revenue and profits from premiums, investment margins, expense margins, mortality margins, morbidity margins and surrender fees. We aim to maximize our profits by focusing on efficiency in order to continue to reduce the cost basis and underwriting expenses. Our life insurance in-force book provides natural diversification to our Annuities segment.

Insurance liabilities of our life insurance products were as follows at:

	December 31, 2022			December 31, 2021
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,578	$—	$2,578	$2,587	$—	$2,587
Whole	3,201	—	3,201	3,003	—	3,003
Universal	2,046	—	2,046	2,044	—	2,044
Variable	1,192	5,218	6,410	1,226	6,862	8,088
Total	$9,017	$5,218	$14,235	$8,860	$6,862	$15,722
The in-force face amount and direct premiums received for our life insurance products were as follows:

	In-Force Face Amount		Premiums
	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020
	(In millions)
Term	$360,611	$376,022	$535	$577	$601
Whole	$18,264	$18,819	$408	$418	$442
Universal	$10,894	$11,531	$113	$176	$186
Variable	$35,106	$37,532	$175	$187	$205
Products
Term Life
Term life products are designed to provide a fixed death benefit in exchange for a guaranteed level premium to be paid over a specified period of time. In 2019, we suspended sales of our 10- to 30-year level premium term products and, in 2020, we launched a new term product with 10-, 20- or 30-year level premium term options. We also offer a one-year term option. Our term life products do not include any cash value, accumulation or investment components. As a result, they are our most basic life insurance product offering and generally have lower premiums than other forms of life insurance. Term life products may allow the policyholder to continue coverage beyond the guaranteed level premium period, generally at an elevated cost. Some of our term life policies allow the policyholder to convert the policy during the conversion period to a permanent policy. Such conversion does not require additional medical or financial underwriting. Term life products allow us to spread expenses over a large number of policies while gaining mortality insights that come from high policy volumes.
Universal Life
We have a significant in-force book of universal life policies and currently offer an indexed universal life product with long-term care benefits. Universal life products typically provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be added to the cash value of the policy and credited with a stated interest rate. This structure gives policyholders flexibility in the amount and timing of premium payments, subject to tax guidelines. Consequently, universal life policies can be used in a variety of different ways. Brighthouse SmartCare®, our indexed universal life product launched in 2019, which we market as a hybrid life insurance and long-term care policy, allows policyholders to pay for qualified long-term care expenses by accelerating a significant portion of the face amount of the policy over a period of time. After that period of time, the policyholder may continue to receive benefits up to their maximum monthly amount for up to four additional years.
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
Variable Life
We have a significant in-force book of variable life policies, but do not currently offer variable life policies. We may choose to issue additional variable life products in the future. Variable life products operate similarly to universal life products, with the additional feature that the excess amount paid over policy charges can be directed by the policyholder into a variety of separate account investment options. In certain separate account investment options, the policyholder bears the entire risk of the investment results. We collect specified fees for the management of the investment options in addition to the base policy charges. In some instances, these investment options are managed by third-party asset management firms. The policyholder’s cash value reflects the investment return of the selected investment options, net of management fees and insurance-related charges. With some products, by maintaining a certain premium level, policyholders may also have the advantage of various guarantees designed to protect the death benefit from adverse investment experience.
Pricing and Underwriting
Pricing
Life insurance pricing at issuance is based on the expected payout of benefits calculated using our assumptions for mortality, morbidity, premium payment patterns, sales mix, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Our product pricing models consider additional factors, such as hedging costs, reinsurance programs, and capital requirements. Our product pricing reflects our pricing standards and guidelines. We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and aligned with our marketing strategies and profitability goals.
We have established important controls around management of underwriting and pricing processes, including regular experience studies to monitor assumptions against expectations, formal new product approval processes, periodic updates to product profitability studies and the use of reinsurance to manage our exposures, as appropriate.
Underwriting
Underwriting generally involves an evaluation of applications by a professional staff of underwriters and actuaries who determine the type and the amount of insurance risk that we are willing to accept. We employ detailed underwriting policies, guidelines and procedures designed to assist the underwriters to properly assess and quantify such risks before issuing policies to qualified applicants or groups.
Insurance underwriting may consider not only an insured’s medical history, but also other factors such as the insured’s foreign travel, vocation, alcohol, drug and tobacco use, and the policyholder’s financial profile. We generally perform our own underwriting; however, certain policies are reviewed by intermediaries under guidelines established by us. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved in accordance with our underwriting guidelines.
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
We continually review our underwriting guidelines (i) in light of applicable regulations and (ii) to ensure that our practices remain competitive and aligned with our marketing strategies, emerging industry trends and profitability goals.

Run-off
Our Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Insurance liabilities of our annuity contracts and life insurance policies reported in our Run-off segment were as follows at:

	December 31, 2022			December 31, 2021
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Annuities (1)	$8,670	$16	$8,686	$10,612	$21	$10,633
Life (2)	18,300	1,933	20,233	19,787	2,384	22,171
Total	$26,970	$1,949	$28,919	$30,399	$2,405	$32,804
_______________
(1)Includes $2.7 billion and $3.4 billion of pension risk transfer general account liabilities at December 31, 2022 and 2021, respectively.
(2)Includes $17.6 billion and $19.1 billion of general account liabilities associated with our ULSG business at December 31, 2022 and 2021, respectively.
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
We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, which may be subject to a cap. When we cede risks on a quota share basis, we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
Our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers at December 31, 2022 were as follows:

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$3,428	A+
Munich American Reassurance Company	501	A+
The Travelers Indemnity Company (2)	498	A++
RGA Reinsurance Company	474	A+
Swiss Re Life & Health America Inc.	380	A+
SCOR	318	A+
Corporate Solutions Life Reinsurance Company	126	NR
Aegon NV	126	A
Other	479
Allowance for credit losses	(10)
Total	$6,320
_______________
(1)These financial strength ratings are the most currently available for our reinsurance counterparties and reflect the ratings of the ultimate parent companies of such counterparties, as there may be numerous subsidiary counterparties to each listed parent.
(2)Relates to a block of workers’ compensation insurance policies reinsured in connection with a former affiliate’s acquisition of The Travelers Indemnity Company (“Travelers”) from Citigroup, Inc. (“Citigroup”).
NR = Not rated
In addition, a block of long-term care insurance business with reserves of $6.5 billion at December 31, 2022 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts. In August 2022, we participated in an arbitration hearing with the Genworth reinsurers, and a decision has not yet been issued by the arbitration panel.
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
Affiliated Reinsurance
Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states, including Delaware.
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reserve financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reserve financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target margins less cash, invested assets and funds withheld, on BRCD’s statutory statements. BRCD’s admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reserve financing. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reserve financing.
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
Catastrophe Coverage
We have exposure to catastrophes which could contribute to significant fluctuations in our results of operations. We use excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. See “Risk Factors — Risks Related to Our Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general.”
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
Principal Distribution Channels and Related Data
The relative percentage of our annuity sales by our principal distribution channels were as follows:

	Year Ended December 31, 2022
Distribution Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Independent financial planners	8%	5%	31%	5%	49%
Banks/financial institutions	1%	20%	13%	—%	34%
Regional broker-dealers	—%	6%	3%	—%	9%
National broker-dealers	—%	2%	2%	—%	4%
Other	—%	—%	2%	2%	4%
Our top five distributors of annuity products produced 19%, 14%, 6%, 6% and 5% of our deposits of annuity products for the year ended December 31, 2022.
The relative percentage of our life insurance sales by our principal distribution channels were as follows:

Distribution Channel	Year Ended December 31, 2022
Financial intermediaries	85%
Brokerage general agencies	15%
Our top five distributors of life insurance policies produced 25%, 24%, 16%, 14% and 11% of our life insurance sales for the year ended December 31, 2022.

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
The extent of such regulation varies, but most jurisdictions have laws and regulations governing certain financial aspects of insurers and the administration and design of their respective products, as well as the business conduct of insurers and distributors. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things:
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
•adopting and enforcing replacement, best interest, or suitability standards with respect to the sale of annuities and other insurance products;
•approving changes in control of insurance companies;
•restricting the payment of dividends to affiliates, as well as certain other transactions between affiliates; and
•regulating the types, amounts and valuation of investments.

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
The NAIC has established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Insurers are required to maintain their capital and surplus at or above minimum levels. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 of the Notes to the Consolidated Financial Statements.
In August 2022, the NAIC adopted changes to the RBC factors for life insurance contracts. These changes became effective on December 31, 2022, and they have not had a material impact on our combined RBC ratio.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021, and they have not had a material impact on our combined RBC ratio.
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
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”). The revisions, which have resulted in substantial changes in reserves, statutory surplus and capital requirements, were designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Phase II (“RBC C3 Phase II”) capital requirements. VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. VA Reform became effective as of January 1, 2020, with early adoption permitted as of December 31, 2019. Brighthouse Financial elected to early adopt the changes effective December 31, 2019. Further changes to this framework, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
See “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
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
For a discussion of dividend restrictions pursuant to the Delaware Insurance Code, the New York insurance laws, and the insurance provisions of the Massachusetts General Law, as well as the dividend restrictions under BRCD’s plan of operations, see Note 10 of the Notes to the Consolidated Financial Statements.
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
Captive Reinsurer Regulation
During 2014, the NAIC approved a regulatory framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves and to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a model regulation containing similar substantive requirements to AG 48.
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
Policy and Contract Reserve Adequacy Analysis
Annually, our insurance subsidiaries and BRCD are required to conduct an analysis of the adequacy of all statutory reserves. In each case, a qualified actuary must submit an opinion which states that the statutory reserves make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of the insurance company. The adequacy of the statutory reserves is considered in light of the assets held by the insurer with respect to such reserves and related actuarial items, including, but not limited to, the investment earnings on such assets, and the consideration anticipated to be received and retained under the related policies and contracts. An insurance company may increase reserves in order to submit an opinion without qualification. Our insurance subsidiaries and BRCD, which are required by their respective states of domicile to provide these opinions, have provided such opinions without qualifications.
Regulation of Investments
Each of our insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and we have internal procedures designed to ensure that the investments made by each of our insurance subsidiaries comply with such laws and regulations. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments.
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder will become effective January 1, 2024. The regulation is likely to open the New York market to new competitors and has impacted some components of our current product designs. We continue to assess the impact of these new factors on our sales in New York. See “Risk Factors — Risks Related to our Business — Factors affecting our competitiveness may adversely affect our market share or profitability” and “Risk Factors — Risks Related to our Business — We may experience difficulty in marketing and distributing products through our distribution channels.”
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
Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our employees and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including the laws described below. These laws require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information. For example, the NYDFS cybersecurity regulation, which became effective in March 2017, requires companies to establish a cybersecurity program. The NYDFS cybersecurity regulation includes specific technical safeguards as well as requirements regarding governance, incident planning, training, data management, system testing and regulator notification in the event of certain cybersecurity events.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws in the United States applicable to us. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, requires additional investment in compliance programs and potential modifications to business processes. Further, the amended CCPA creates a California data protection agency to enforce the statute and will impose new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, will begin on July 1, 2023.
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
All U.S. states, the District of Columbia, and U.S. territories also require entities to provide notification to affected residents and, in certain instances, state regulators, such as state attorneys general or state insurance commissions, in the event of certain security breaches affecting personal information. Also, as noted above, state governments, Congress, and agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity, and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.
Securities, Broker-Dealer and Investment Advisor Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts, are subject to extensive regulation under the federal securities laws administered by the SEC or state securities laws. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products are also subject to the requirements of FINRA rules.
Our subsidiary, Brighthouse Securities, LLC (“Brighthouse Securities”) is registered with the SEC as a broker-dealer and is approved as a member of, and subject to regulation by, FINRA. Brighthouse Securities is also registered as a broker-dealer in all applicable U.S. states. Its business is to serve as the principal underwriter and exclusive distributor of the registered products issued by its affiliates, and as the principal underwriter for the registered funds advised by its affiliated investment advisor, Brighthouse Advisers, and used to fund variable insurance products.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying fund which is itself a registered investment company under the Investment Company Act. Our subsidiary, Brighthouse Advisers is registered as an investment advisor with the SEC under the Investment Advisers Act of 1940, and its primary business is to serve as investment advisor to certain of the registered funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by our insurance subsidiaries are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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
NYDFS Insurance Regulation 187
In July 2018, the NYDFS amended Insurance Regulation 187 (as amended, “Regulation 187”), adopting a “best interest” standard for the sale of annuities and life insurance products in New York. Regulation 187 generally requires that an insurance producer or insurer consider only a consumer’s best interest, and not the financial interests of the producer or insurer, in making a recommendation as to which life insurance or annuity product a consumer should purchase. In addition, Regulation 187 imposes a best interest standard on consumer in-force transactions. We have assessed the impact to our annuity and life insurance businesses and have adopted certain changes to promote compliance with the provisions by their respective effective dates. In April 2021, the Appellate Division of the New York State Supreme Court overturned the amendment to Regulation 187 for being unconstitutionally vague, and the NYDFS filed an appeal to the New York Court of Appeals in May 2021. On October 20, 2022, the New York Court of Appeals held that the amendment to Regulation 187 is constitutional, which leaves Regulation 187 in effect.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (the “CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1 billion. The Inflation Reduction Act also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. Both provisions are effective for tax years beginning after December 31, 2022.
To date, the Internal Revenue Service has issued only limited guidance on the CAMT and has signaled that additional future guidance with respect to the insurance industry is forthcoming; uncertainty remains regarding the application of and potential adjustments to the CAMT. Accordingly, the company is currently unable to assess the applicability of the CAMT or the potential impact it may have on our financial statements. It is possible that the CAMT could, therefore, result in a materially higher income tax in a given year.
Transition from LIBOR
As a result of concerns about the accuracy of the calculation of the London Inter-Bank Offered Rate (“LIBOR”), in 2017, the United Kingdom Financial Conduct Authority, the current administrator of LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority announced that all LIBOR settings either will cease to be provided by any administrator or will no longer be representative (i) immediately after December 31, 2021, for all non-USD LIBOR settings and one-week and two-month USD LIBOR settings and (ii) immediately after June 30, 2023 for the remaining USD LIBOR settings or, if adopted, at such later dates set forth in the FCA Proposal. In connection with the cessation of LIBOR, the Federal Reserve Board (the “Federal Reserve”) began publishing a secured overnight funding rate, which is intended to replace U.S. dollar (“USD”) LIBOR.
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law, which provides a statutory mechanism and safe harbor that applies on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve based on a secured overnight funding rate, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions. Substantially all of our agreements referencing LIBOR expiring after June 30, 2023 have been amended to include alternative reference rates. As of December 31, 2022, our remaining exposure to LIBOR was not material.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2022), the U.S. life insurance industry is made up of 737 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Human Capital Resources
At Brighthouse Financial, our employees are one of our most valuable assets. Our ability to successfully execute our business strategy and deliver on our mission to help people achieve financial security starts with our culture and values, which are brought to life every day by our employees. At December 31, 2022, we had approximately 1,500 employees.
The Company’s Board of Directors and its Compensation and Human Capital Committee oversee our human capital management matters, including pay equity; talent and leadership development; the Company’s efforts to attract, engage and retain talent; culture; and the development and execution of the Company’s strategy to achieve its diversity, equity and inclusion (“DEI”) objectives. Such objectives include increasing representation of underrepresented populations across the Company, strengthening our inclusive culture, engaging diverse suppliers and vendors, supporting the communities we serve and working with educational institutions and other organizations to help create more opportunities for individuals from underrepresented groups.

Our Culture, Values and Ethics
Our culture is rooted in three core values — collaboration, adaptability and passion. We believe these values help us build an organization where talented people from all backgrounds can make meaningful contributions to our success while growing their careers. We are committed to continually enhancing our culture through a variety of programs, policies and initiatives. We place a high value on employee feedback, which we believe is critical to our efforts to continue to strengthen our culture. We collect employee feedback on an ongoing basis in multiple ways, including through periodic surveys, coaching and feedback discussions, exit surveys and interviews, employee network groups (discussed below), listening and learning sessions and leader-led office hours.
Our culture is also built on our deep commitment to ethics and integrity, and we recognize that the continued success of the Company is dependent upon the trust of our employees, distribution partners, customers and stockholders. We strive to adhere to the highest standards of business conduct at all times and put honesty, fairness and trustworthiness at the center of all that we do. To help maintain a safe and productive workplace, we establish and oversee programs to build awareness and train employees on important standards, policies and procedures, as required by applicable regulations, Company policy or best practices. As part of our commitment to ethics and integrity, we require all employees to review and certify compliance with our code of conduct for employees on an annual basis, as well as complete more extensive training on the code of conduct on a biennial basis. In addition, we help to ensure that employees are well informed of the Company’s clearly defined reporting and escalation process, including options for anonymous whistleblower reporting, through regular communications.
Attracting, Engaging, Developing and Retaining Talent
We believe that our success depends, in large part, on our ability to attract and retain highly skilled employees. Competition for talent in our industry is intense, and current U.S. labor market dynamics may further increase the challenge of attracting and retaining employees. We continue to monitor the current U.S. labor environment and adapt, as needed, our activities, policies and practices to attract, engage, develop and retain employees and to ensure that Brighthouse Financial remains a great place to work. These efforts include, among other things, seeking to support our employees with competitive and equitable pay and benefits and to provide our employees with training and other learning and development opportunities.
We offer all of our employees benefits programs that are designed to help meet their financial, physical and mental needs. All employees are eligible to participate in our 401(k) savings plan, to which we make matching and annual nondiscretionary contributions, and in our Employee Stock Purchase Plan, through which employees can purchase BHF stock at a discounted price. We offer competitive health care benefits options for medical, dental and vision coverage, as well as health care and dependent care flexible spending accounts. We offer all employees paid time off, holidays and volunteer and study time off to help promote healthier work-life balance and other well-being benefits, including paid parental and family leave for new parents. In addition, we conduct annual pay equity reviews to help ensure that individual compensation is determined exclusively based on performance, experience, job level and other neutral factors.
Our talent management and development strategies are built on continuous coaching and feedback, learning, training, collaboration and inclusivity. We provide employees with many opportunities and resources to learn and develop, including a curated set of courses designed to help employees achieve their personal and professional goals. In addition, we offer all employees access to optional monthly learning sessions designed to further enhance their understanding of our corporate strategy and culture as well as to provide the opportunity to build and enhance skills. We also offer high-performing talent a mentorship program that puts our core values and DEI at the forefront of mentor-mentee relationships and is designed to provide professional development opportunities through engagement with leaders across the Company. As noted above, we collect employee feedback on an ongoing basis, which facilitates our efforts to understand and optimize our employees’ experiences at the Company and assists us in attracting, engaging, developing and retaining talent. To further help our employees remain engaged and well connected to the Company and each other, we hold a variety of events and issue a wide range of communications throughout the year, including town hall meetings, podcasts from our CEO, companywide discussions with members of our leadership team, intranet articles and a weekly newsletter highlighting events and news from around the Company.
In March 2020, in response to the COVID-19 pandemic and to protect the health and safety of our employees and their families, we shifted all of our employees to a remote-work environment. Since 2022, we have been operating under a flexible, hybrid work model.
Diversity, Equity and Inclusion
We are committed to providing an inclusive workplace where employees can trust that their unique backgrounds and perspectives will be recognized, respected and celebrated. We believe that by building such a workplace, we are better able to attract and retain talent and provide valuable products that meet the needs of our distribution partners and the financial professionals who sell our products, as well as their clients. We seek to attract and retain talent that reflects the diversity of our communities, and we remain focused on increasing representation of underrepresented groups across the Company, including by seeking diverse candidates for open positions. Our varied approach to attracting and recruiting talent includes ensuring diversification of candidate slates for open positions, diversifying interview teams to reduce bias and building partnerships with diverse professional organizations and universities. In recognition of the importance of DEI to Brighthouse Financial, in 2021, the Compensation and Human Capital Committee began to incorporate into its assessment of our senior leaders’ individual performance, in connection with the approval of their short-term incentive awards, their achievements with respect to advancing the Company’s DEI strategy.
We employ a multifaceted approach to advancing DEI across the Company that includes various programs and initiatives. One such initiative is our Diversity, Equity and Inclusion Council (the “DEI Council”), composed of representatives from across Brighthouse Financial, which creates and sponsors programs and development opportunities with the aim of further embedding DEI within the Company. In 2022, the DEI Council’s key initiatives included the launch of the Company’s employee network groups, which are open to all employees and provide a forum for employees across various dimensions of diversity to discuss relevant professional and personal topics, learn from one another, find support and allyship, expand their networks and deepen their level of compassion and understanding. In addition, to continue fostering our inclusive workplace, the Company requires all employees to complete annual DEI training. In 2022, our DEI training focused on creating psychological safety in the workplace. The Company also has developed a supplier diversity program designed to continue enhancing its engagement with diverse suppliers and vendors.
The Company further seeks to deliver on its commitment to DEI through its own charitable organizations and through strategic partnerships with community organizations, educational institutions and industry peers. The Brighthouse Financial Foundation (the “Foundation”), a non-profit organization, was established in 2017 with the mission to improve the financial security, culture and opportunities afforded to communities in which the Company’s employees live and work by providing resources and support to other tax-exempt organizations which further that mission. In addition, through Brighthouse Scholar Connections, Inc., a non-profit organization established in 2022, scholarships are provided to expand educational opportunities for students who are members of historically underrepresented or disadvantaged populations due to race, ethnicity, socioeconomic status or similar factors. Brighthouse Financial employees have the opportunity to serve as mentors for students who have been awarded scholarships by this organization.
Information About Our Executive Officers
The following table presents certain information regarding our executive officers as of February 23, 2023.

Name	Age	Position with Brighthouse Financial and Certain Other Business Experience
Eric T. Steigerwalt	61
Brighthouse Financial: President and Chief Executive Officer (August 2017 - present)
		MetLife: President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 - August 2017); Executive Vice President, U.S. Retail (September 2012 - August 2017)
Edward A. Spehar	57	Brighthouse Financial: Executive Vice President and Chief Financial Officer (August 2019 - present)
		MetLife: Executive Vice President and Treasurer (August 2018 - July 2019); Chief Financial Officer of Europe, Middle East and Africa Region (July 2016 - February 2019)
Vonda R. Huss	56	Brighthouse Financial: Executive Vice President and Chief Human Resources Officer (November 2017 - present)
		Wells Fargo, a financial services company: Executive Vice President, Co-Head of Human Resources (September 2015 - November 2017)
Myles J. Lambert	48	Brighthouse Financial: Executive Vice President and Chief Marketing and Distribution Officer (August 2017 - present)
		MetLife: Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 - August 2017); Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 - August 2017)
Allie Lin	45	Brighthouse Financial: Executive Vice President and General Counsel (December 2022 – present); Head of Litigation and Employment Law (February 2021 – December 2022); Lead Litigation and Employment Attorney (September 2019 – February 2021); Corporate Counsel, Litigation Attorney (March 2018 – September 2019)
		AXA Equitable Life Insurance Company: Senior Director and Counsel (October 2013 – March 2018)
John L. Rosenthal	62	Brighthouse Financial: Executive Vice President and Chief Investment Officer (August 2017 - present)
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such liabilities are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience differs from the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing, including regarding the selection and utilization of the guaranteed options inherent within our products, based in part on expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from adverse publicity or any potential negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates (i.e., the percentage of contracts that will utilize the benefit during the contract duration), including the timing of the first withdrawal. Our earnings may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions; in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update those where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
Due to the nature of the underlying risks and the uncertainty associated with the determination of liabilities for future policy benefits and claims, we cannot precisely determine the amounts which we will ultimately pay to settle these liabilities. Such amounts may vary materially from the estimated amounts, particularly when those payments may not occur until well into the future. We evaluate our liabilities periodically based on accounting requirements (which change from time to time), the assumptions and models used to establish the liabilities, as well as our actual experience. If the liabilities originally established for future benefit payments and claims prove inadequate, we will be required to increase them.
An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD, and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
Additionally, we make assumptions regarding policyholder behavior at the time of pricing, including the selection and utilization of the guaranteed options inherent within our products (e.g., utilization of option to annuitize within a GMIB product). An increase in the valuation of the liability could result to the extent emerging and actual experience deviates from these policyholder persistency and option utilization assumptions. We review key actuarial assumptions used to record our variable annuity liabilities on an annual basis, including the assumptions regarding policyholder behavior. Changes to assumptions based on our AAR in future years could result in an increase in the liabilities we record for these guarantees.
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities are insufficient to support the increased liabilities resulting from a period of sustained growth in the equity index on which the product is based, we may be required to fund such separate accounts with additional assets from our general account, where we manage the equity risk as part of our overall variable annuity exposure risk management strategy. To the extent policyholder persistency is different from what we anticipate in a sustained period of equity index growth, it could have an impact on our liquidity.
An increase in our variable annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained, and, even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by contributing additional capital, which we may have allocated for other uses, or purchase additional or more expensive hedging protection. Under our hedging strategy, period to period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility in certain of our profitability measures, which could be more significant than has been the case historically, in certain circumstances.
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
The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. This could in turn impact our

RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. See “Business — Segments and Corporate & Other — Annuities — Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Our analyses of scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies may involve significant estimates based on assumptions and may, therefore, result in material differences between actual outcomes and the sensitivities calculated under such scenarios
As part of our variable annuity exposure risk management program, we may, from time to time, estimate the impact of various market factors under certain scenarios on our variable annuity distributable earnings, our reserves, or our capital (collectively, the “market sensitivities”).
Any such market sensitivities may use inputs that are difficult to approximate and could include estimates that may differ materially from actual results. Any such estimates, or the absence thereof, may, among other things, be associated with: (i) basis returns related to equity or fixed income indices; (ii) actuarial assumptions related to policyholder behavior and life expectancy; and (iii) management actions that may occur in response to developing facts, circumstances and experience for which no estimates are made in any market sensitivities. Any such estimates, or the absence thereof, may produce sensitivities that could differ materially from actual outcomes and may, therefore, influence our actions in connection with our exposure risk management program.
The actual effect of changes in equity markets and interest rates on the assets supporting our variable annuity contracts and corresponding liabilities may vary materially from the estimated market sensitivities due to a number of factors which may include, but are not limited to: (i) changes in our hedging program; (ii) actual policyholder behavior being different from our assumptions; and (iii) underlying fund performance being different from our assumptions. In addition, any market sensitivities are valid only as of a particular date and may not factor in the possibility of simultaneous shocks to equity markets, interest rates and market volatility. Furthermore, any market sensitivities could illustrate the estimated impact of the indicated shocks occurring instantaneously, and, therefore, may not give effect to rebalancing over the course of the shock event. The estimates of equity market shocks may reflect a shock of the same magnitude to both domestic and global equity markets, while the estimates of interest rate shocks may reflect a shock to rates at all durations (a parallel shift in the yield curve). Any such instantaneous or equilateral impact assumptions may result in estimated sensitivities that could differ materially from the actual impacts.
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
We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon NY Regulation 126 Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. As part of our macro interest rate hedging program, we use interest rate swaps, swaptions and interest rate forwards to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholders’ equity and net income when interest rates rise and our ULSG Target likely declines, since our reported ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 3.00% to 3.50% in the third quarter of 2022 following our AAR.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient. In addition, this risk mitigation strategy may fail to adequately cover a scenario under which our obligations are higher than projected and may be required to sell investments to cover these increased obligations. If our liquid investments are depleted, we may need to sell higher-yielding, less liquid assets or take other actions, including utilizing contingent liquidity sources or raising capital. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, or our profitability measures, as well as materially impact our capitalization, our distributable earnings, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances could ultimately impact our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
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
The FASB issued an accounting standards update (“ASU”) in August 2018 that will result in significant changes to the accounting for long-duration insurance contracts (“LDTI”). LDTI became effective as of January 1, 2023. LDTI is expected to have a significant impact on the Company’s financial statements, including total stockholders’ equity, as all of our variable annuity guarantees will be considered market risk benefits and measured at fair value, whereas today a significant amount of our variable annuity guarantees are classified as insurance liabilities. Such financial statement impacts will be highly dependent on market conditions, especially interest rates, and they could change the pattern of the Company’s earnings. In addition, LDTI could have a material adverse effect on our leverage ratios and other rating agency metrics, which could also adversely impact our financial strength ratings and our ability to incur new indebtedness or refinance our existing indebtedness. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations,” “— Our analyses of scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies may involve significant estimates based on assumptions and may, therefore, result in material differences between actual outcomes and the sensitivities calculated under such scenarios,” as well as Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the estimated impacts of LDTI.
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

•limiting our access to capital markets or other contingent funding sources; and
•potentially increasing our cost of capital, which could adversely affect our liquidity.
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for additional information regarding our financial strength ratings and credit ratings, including current ratings and outlooks.
Our indebtedness and the degree to which we are leveraged could cause a material adverse effect on our financial condition and results of operations
We had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2022, consisting of debt securities issued to investors. We are required to service this indebtedness with cash at BHF and with dividends and other intercompany cash flows from our subsidiaries. The funds needed to service our indebtedness, as well as to make required dividend payments on our outstanding preferred stock, may not be available to meet any short-term liquidity needs we may have, to invest in our business, to pay any potential dividends on our common stock or to carry out any share or debt repurchases that we may undertake.
Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavior-related and other factors that are beyond our control. We may not generate sufficient funds to service our indebtedness and meet our business needs, such as funding working capital or the expansion of our operations. In addition, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. Our leverage could also impede our ability to withstand downturns in our industry or the economy, in general, or lead to actions by rating agencies. See “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.” See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital” for more details about our indebtedness. Limitations on our operations and use of funds resulting from our indebtedness could have a material adverse effect on our financial condition and results of operations.
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
Our $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “Revolving Credit Facility”) and our reinsurance financing arrangement contain certain administrative, reporting, legal and financial covenants, including, in the case of the Revolving Credit Facility, requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, as well as limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries. Such covenants could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company.” Failure to comply with the covenants in the Revolving Credit Facility or to fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments in the amounts provided for under the terms of the Revolving Credit Facility (whether due to insolvency, illiquidity or other reasons), would restrict our ability to access the Revolving Credit Facility when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit and Committed Facilities” for a discussion of our credit facilities and committed facilities, including the Revolving Credit Facility.
Our ability to make payments on and to refinance our existing indebtedness, as well as any future indebtedness that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash to meet our debt obligations in the future is sensitive to capital markets returns, primarily due to our variable annuity business. Overall, our ability to generate cash is subject to general economic, financial market, competitive, legislative, regulatory, client behavior-related, and other factors that are beyond our control.

The lenders holding our indebtedness could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other indebtedness. There can be no assurances that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Any failure to do so could, in turn, have a material adverse effect on our ability to continue to operate as a going concern. If we are not able to repay or refinance our indebtedness as it becomes due, we may be forced to take disadvantageous actions, including significant business and legal entity restructuring, limited new business investment, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, or any combination of such actions. In addition, our ability to withstand competitive pressures and to react to changes in the insurance industry could be impaired. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such indebtedness could proceed against any collateral securing that indebtedness.
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, our insurance subsidiaries purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs onto our customers and our profitability will be negatively impacted. Additionally, such a rate increase could result in our recapturing the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivatives agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.
We cede a large block of long-term care insurance business to certain affiliates of Genworth, which results in a significant concentration of reinsurance risk. The Genworth reinsurers’ obligations to us are secured by trust accounts and Citigroup has agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this business. Notwithstanding these arrangements, if the Genworth reinsurers become insolvent and the amounts in the trust accounts are insufficient to pay their obligations to us, it could have a material adverse effect on our financial condition and results of operations. See “Business — Reinsurance Activity — Unaffiliated Third-Party Reinsurance.”
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
We may not be able to take credit for reinsurance, our statutory life insurance reserve financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our affiliated reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reserve financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 9 and 10 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039, and we may therefore need to refinance this facility in the future.
The NAIC adopted AG 48, which regulates the terms of captive insurer arrangements that are entered into or amended in certain ways after December 31, 2014. See “Business — Regulation — Insurance Regulation — Captive Reinsurer Regulation.” There can be no assurance that, in light of AG 48, future rules and regulations, or changes in interpretations by state insurance departments, we will be able to continue to efficiently implement these arrangements, nor can there be assurances that future capacity for these arrangements will be available in the marketplace. To the extent we cannot continue to efficiently implement these arrangements, our statutory capitalization, financial condition and results of operations, as well as our competitiveness, could be adversely affected.
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, broker-dealers and asset managers). In addition, certain of our distributors also currently offer their own competing products or may offer competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
In addition, the highly regulated nature of our business, as well as the legislative or other changes affecting the regulatory environment for our business, may, over time, affect our competitive position within the annuities and life insurance industry, and within the broader financial services industry. See “— Regulatory and Legal Risks” and “Business — Regulation.”
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge in the marketplace, any of which could adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
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
Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom such products are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently offer their own competing products or may offer competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
The failure of third parties to provide various services to us, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient in the event of a dispute or nonperformance. In addition, as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues have occurred in the past and may arise again in the future. There can be no assurance that in connection with any such conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third party’s supplier, vendor or subcontractor), we will not incur unanticipated expenses or experience other economic or reputational harm, service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial results.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual requirements (e.g., compliance with applicable laws and regulations or fails to provide material information on a timely basis), fails to provide required services due to the loss of key personnel or otherwise, or suffers a cyberattack or other security breach, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
Similarly, if any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies or managing any of our investments) require review, or it otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In such situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we could have limited ability to influence the speed and effectiveness of that resolution.
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

It may be difficult, disruptive and more expensive for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), and our business and financial condition and results of operations could be materially adversely affected. In addition, if a third-party provider raises the rates that it charges us for its services, we may not be able to pass the increased costs onto our customers and our profitability may be negatively impacted.
Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our financial condition or results of operations
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our financial condition and results of operations. Changes in the statutory tax rate or other tax law changes could also affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
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
The payment of dividends and other distributions by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by our insurance subsidiaries in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware Department of Insurance, the Massachusetts Division of Insurance, or the NYDFS, as applicable. Furthermore, any dividends by BRCD are subject to the approval of the Delaware Department of Insurance. The payment of dividends and other distributions by our insurance subsidiaries is also influenced by business conditions including those described in the Risk Factors above and rating agency considerations. See “— Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
Risks associated with climate change could adversely affect our business, financial condition and results of operations.
Climate change could pose a systemic risk to the global financial system. Climate change could increase the frequency and severity of weather-related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change or regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivatives counterparties. Increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders regarding climate change matters may adversely affect our reputation. The above risks could adversely affect our business, financial condition and results of operations.

Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general
Public health crises, extreme mortality events or other similar occurrences, such as the ongoing COVID-19 pandemic, could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including market volatility and disruptions to commerce, the health system, and the food supply, as well as reduced economic activity and labor shortages. In addition, a public health crisis that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted. See “— Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.”
Economic uncertainty resulting from a public health crisis or similar event could impact sales of certain of our products, and we may decide or otherwise be required to provide relief to customers adversely affected by such an event, similar to the relief we provided in connection with the COVID-19 pandemic.
With respect to the ongoing COVID-19 pandemic, it continues to not be possible to estimate the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic.”
In addition, our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic is ongoing and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Circumstances resulting from a public health crisis or similar event could affect, and the COVID-19 pandemic has affected, and may continue to affect, the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
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
We could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions
We may engage in dispositions and acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory accounting principles or GAAP, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
Our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend, in part, upon our ability to successfully integrate such businesses in an efficient and effective manner. There may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence investigations. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses.
We may from time to time dispose of business or blocks of in-force business through outright sales, reinsurance transactions or by alternate means. After a disposition, we may remain liable to the acquirer or to third parties for certain losses or costs arising from the divested business or on other bases. We also may not realize the anticipated profit on a disposition or incur a loss on the disposition. In anticipation of any disposition, we may need to restructure our operations, which could disrupt such operations and affect our ability to recruit key personnel needed to operate and grow such business pending the completion of such transaction. In addition, the actions of key employees of the business to be divested could adversely affect the success of such disposition as they may be more focused on obtaining employment, or the terms of their employment, than on maximizing the value of the business to be divested. Furthermore, transition services or tax arrangements related to any such disposition could further disrupt our operations and may impose restrictions, liabilities, losses or indemnification obligations on us. Depending on its particulars, a disposition could increase our exposure to certain risks, such as by decreasing the diversification of our sources of revenue. Moreover, we may be unable to timely dissolve all contractual relationships with the divested business in the course of the proposed transaction, which may materially adversely affect our ability to realize value from the disposition. Such disposition could also adversely affect our internal controls and procedures and impair our relationships with key customers, distributors and suppliers. An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, financial condition and results of operations.
Increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations
There is increasing scrutiny and evolving expectations from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Regulators have imposed and likely will continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. In view of evolving regulatory expectations, growing investor interest, and changing consumer preferences and social expectations, ESG issues can represent emerging or unforeseen risks to our long-term operating performance and financial condition. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by rapid increases in inflation, higher unemployment, lower family income, lower corporate earnings, lower business investment or lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, results of operations and our ability to receive dividends from our insurance subsidiaries and BRCD. In addition, adverse economic conditions could have a material impact on our investment portfolio.
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
Extreme declines or shocks in equity markets, such as sustained stagnation in equity markets and low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our insurance contract liabilities due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our insurance contract liabilities, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general.”
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
In the event capital markets or other conditions have an adverse impact on our capital and liquidity, or our stress-testing indicates that such conditions could have an adverse impact beyond expectations and our current resources do not satisfy our needs or regulatory requirements, we may have to seek additional financing to enhance our capital and liquidity position. The availability of additional financing will depend on a variety of factors, such as the then current market conditions, regulatory capital requirements, availability of credit to us and the financial services industry generally, our credit ratings and financial leverage, and the perception of our customers and lenders regarding our long- or short-term financial prospects if we incur large operating or investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
In addition, our liquidity requirements may change if, among other things, we are required to return significant amounts of cash collateral on short notice under securities lending agreements or other collateral requirements. See “— Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
Our financial condition, results of operations, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets, as such disruptions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements, and access the capital that may be necessary to grow our business. See “— Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.” As a result, we may be forced to delay raising capital, issue different types of securities than we would have otherwise, less effectively deploy such capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility.
We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our profitability measures to vary from period to period
Economic risks and other factors described below, as well as significant volatility in the markets, individually or collectively, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows through a change in our insurance liabilities or increases in reserves for future policyholder benefits.
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
An increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds. In addition, during periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our financial condition and results of operations, our ability to receive dividends from our insurance subsidiaries and BRCD and significantly reduce our profitability. We may therefore have to accept a lower credit spread and lower profitability or face a decline in sales and greater loss of existing contracts and related assets.
In addition, because the macro interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related ULSG GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations and changes in interest rates may result in net income volatility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
Inflation Risk
Inflation increases expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability in the event that such additional costs cannot be passed through to policyholders. High inflation could also cause a change in consumer sentiment and behavior adversely affecting the sales of certain of our products.
Equity Risk
Our primary equity risk relates to the potential for lower earnings associated with certain of our businesses where fee income is earned based upon the estimated market value of the separate account assets and other assets related to our variable annuity business. Because fees generated by such products are primarily related to the value of the separate account assets and other AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services. We seek to mitigate the impact of such exposure to weak or stagnant equity markets through the use of derivatives, reinsurance and capital management. However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. The risk of stagnation in equity market returns cannot be addressed by hedging. See “Business — Segments and Corporate & Other — Annuities — Products — Variable Annuities” for details regarding sensitivity of our variable annuity business to capital markets.
See “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk.”
Risks Related to Our Investment Portfolio
Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations
Credit Risk
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are also subject to the risk that the issuers or guarantors of the fixed income securities and mortgage loans in our investment portfolio may default on principal and interest payments they owe us. In addition, the underlying collateral within asset-

backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
Defaults or deteriorating credit of other financial institutions could adversely affect us as we have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
Interest Rate Risk
We are exposed to certain risks in a variety of interest rate environments. When interest rates are low, we may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, which will reduce our net investment income. Moreover, borrowers may prepay or redeem the fixed income securities and commercial, agricultural or residential mortgage loans in our investment portfolio with greater frequency in order to borrow at lower market rates, thereby exacerbating this risk.
Increases in interest rates could negatively affect our profitability. In periods of rapidly increasing interest rates, similar to those experienced in 2022, we may not be able to replace, in a timely manner, the investments in our general account with higher-yielding investments needed to fund the higher crediting rates necessary to keep interest rate sensitive products competitive. In addition, as interest rates rise, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in interest rates, which may result in realized investment losses. An increase in interest rates could also have a material adverse effect on the value of our investments, for example, by decreasing the estimated fair values of the fixed income securities and mortgage loans that comprise a significant portion of our investment portfolio.
Inflation Risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” for a discussion of the current impacts of inflation.
Market Valuation Risk
Market valuation risk relates to the variability in the estimated fair value of investments associated with changes in market factors. Our portfolio’s market valuation risks include the following:
•Credit Spread Risk – We are exposed to credit spread risk primarily as a result of market price volatility and investment risk associated with the fluctuation in credit spreads. Widening credit spreads may cause unrealized losses in our investment portfolio and increase losses associated with written credit protection derivatives used in replication transactions. Additionally, an increase in credit spreads relative to U.S. Treasury benchmarks can also adversely affect the cost of our borrowing if we need to access credit markets. Tightening credit spreads may reduce our investment income and cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread.

•Risks Related to Equity Markets – A portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period to period. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets.
•Risks Related to the Valuation of Securities – Fixed maturity and equity securities, as well as short-term investments that are reported at estimated fair value, represent the majority of our total cash and investments. See Note 1 to the Notes to the Consolidated Financial Statements for more information on how we calculate fair value. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, in times of financial market disruption, certain asset classes that were in active markets with significant observable data may become illiquid. In those cases, the valuation process includes inputs that are less observable and require more subjectivity and management judgment. Valuations may result in estimated fair values which vary significantly from the amount at which the investments may ultimately be sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in estimated fair value could vary significantly. Decreases in the estimated fair value of securities we hold could have a material adverse effect on our financial condition and results of operations.
•Risks Related to the Determination of Allowances and Impairments – The determination of the amount of allowances and impairments is subjective and varies by investment type, which is based on our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. However, historical trends may not be indicative of future impairments or allowances.
•Gross Unrealized Losses on Fixed Maturity Securities and Related Impairment Risks – Unrealized gains or losses on fixed maturity securities classified as available-for-sale (“AFS”) securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be credit-related and impairment charges are taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS.”
•Defaults, Downgrades or Other Events Affecting Issuers or Guarantors of Securities and Related Impairment Risks – The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and ABS (collectively, “Structured Securities”) could cause the estimated fair value of our fixed maturity securities portfolio and corresponding net investment income to decline and cause the default rate of the fixed maturity securities in our portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our portfolio, could also have a similar effect. Economic uncertainty can adversely affect credit quality of issuers or guarantors. Similarly, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to support that security to maintain our RBC levels. Our intent to sell or assessment of the likelihood that we would be required to sell fixed maturity securities that have declined in value may affect the level of write-downs or impairments.
Liquidity Risk
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
Mortgage loans in our portfolio also face default risk. An increase in the default rate of our mortgage loan investments or fluctuations in their performance could have a material adverse effect on our financial condition and results of operations.
Further, any geographic or property type concentration of the mortgage loans in our portfolio may have adverse effects on our portfolio and, consequently, on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans” and Notes 6 and 8 of the Notes to the Consolidated Financial Statements.
Derivatives Risk
We use a variety of strategies to manage risk related to our ongoing business operations, including the use of derivatives. Our derivatives counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Substantially all of our derivatives transactions require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivatives transactions. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivatives transactions may increase under certain circumstances as a result of the requirement to pledge initial margin or variation margin for OTC-bilateral transactions. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”
Other Risks
We are also exposed to other risks outside of our control, including foreign currency exchange rate risk relating to the variability in currency exchange rates for non-U.S. dollar denominated investments, as well as other financial and operational risks related to using external asset management firms.

Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions (including the ongoing armed conflict between Russia and Ukraine), the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our operations are subject to a wide variety of insurance and other laws and regulations. Our insurance subsidiaries and BRCD are subject to regulation by their primary Delaware, Massachusetts and New York state regulators, as applicable, as well as other regulation in states in which they operate. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
We cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations could have on our business, financial condition and results of operations, including the cost of any such compliance. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
Changes to the laws and regulations that govern the standards of conduct that apply to the sale of our products, as well as the firms that distribute our products, could adversely affect our operations and profitability. Such changes could increase our regulatory and compliance burden, resulting in increased costs, or limit the type, amount or structure of compensation arrangements into which we may enter with certain of our employees, which could negatively impact our ability to compete with other companies, including with respect to recruiting and retaining key personnel. Additionally, our ability to react to rapidly changing economic conditions and the dynamic, competitive market for our products will depend on the continued efficacy of provisions we have incorporated into our product design allowing frequent and contemporaneous revisions of key pricing elements, as well as our ability to work collaboratively with regulators. Changes in regulatory approval processes, rules and other dynamics in the regulatory process could adversely impact our ability to react to such changing conditions.
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
In addition, we are subject to federal, state and other securities and state insurance laws and regulations which, among other things, require that we distribute certain of our products through a registered broker-dealer. The failure to comply with these laws or changes to these laws could have a material adverse effect on our operations and our profitability. Furthermore, changes in laws and regulations that affect our customers and distribution partners or their operations also may affect our business relationships with them and their ability to purchase or distribute our products. Such actions may negatively affect our business and results of operations.
If our associates fail to adhere to regulatory requirements or our policies and procedures, we may be subject to penalties, restrictions or other sanctions by applicable regulators, and we may suffer reputational harm. See “Business — Regulation.”

A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Each of our insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. See “Business — Regulation — Insurance Regulation — Surplus and Capital; Risk-Based Capital.” A failure to meet these requirements could subject our insurance subsidiaries to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratio, whether or not it results in a failure to meet applicable RBC requirements, could limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to downgrade our financial strength ratings, each of which could cause a material adverse effect on our business, financial condition and results of operations.
In any particular year, total adjusted capital amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary, the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws or interpretations of such laws could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Higher tax rates or differences in interpretation of tax laws may adversely affect our business, financial condition, results of operations and liquidity. Conversely, declines in tax rates could make our products less attractive to consumers. See “Business — Regulation — Federal Tax Reform” for a discussion of the potential impacts of the Inflation Reduction Act and the related corporate alternative minimum tax.
Legal disputes and regulatory investigations are common in our businesses and may result in significant financial losses or harm to our reputation
We face a significant risk of legal disputes and regulatory investigations in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal actions and regulatory investigations include proceedings specific to us, as well as other proceedings that raise issues that are generally applicable to business practices in the industries in which we operate. In addition, the Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) allocated responsibility among MetLife and Brighthouse Financial with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse Financial is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 15 of the Notes to the Consolidated Financial Statements.
A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers and distributors, retain our current customers and distributors, and recruit and retain personnel could be materially and adversely impacted. Regulatory inquiries and legal disputes may also cause volatility in the price of BHF securities and the securities of companies in our industry.
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
Operational Risks
Any gaps in our policies, procedures, or processes may leave us exposed to unidentified or unanticipated risk, and our models used by our business may not operate properly and could contain errors, each of which could adversely affect our business, financial condition, or results of operations
We have developed policies, procedures and processes to enable and support the ongoing review of the actual and potential risks facing the Company. Nonetheless, our policies, procedures and processes may not be fully effective in identifying and assessing such risks, leaving us exposed to unidentified or unanticipated risks. In addition, we rely on third-party providers to administer and service many of our products, and our policies, procedures and processes may not enable us to identify and assess every risk with respect to those products, especially to the extent we rely on those providers for relevant information, including detailed information regarding the holders of our products.
We use models to manage our business and evaluate the associated risk exposures. The models may not operate properly and could contain errors related to model inputs, data, assumptions, calculations, or output that may adversely impact our results of operations. In addition, these models may not fully predict future exposures, which may be significantly greater than our historical measures indicate. For example, we use actuarial models to assist us in establishing reserves for liabilities arising from our insurance policies and annuity contracts. We periodically review the effectiveness of these models, their underlying logic, and, from time to time, implement refinements to our models based on these reviews. We implement refinements after rigorous testing and validation; even after such validation and testing, our models remain subject to inherent limitations. Accordingly, no assurances can be given as to whether or when we will implement refinements to our actuarial models, and, if implemented, whether such refinements will be sufficient. Furthermore, if implemented, any such refinements could cause us to increase the reserves we hold for our insurance policy and annuity contract liabilities. If models are misused or fail to serve their intended purposes, they could produce incorrect or inappropriate results. Business decisions based on incorrect or misused model outputs or reports could have a material adverse impact on our results of operations.
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies, procedures and processes, nor can there be any assurance that our policies, procedures and processes, or the policies, procedures and processes of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, if our business changes or the markets in which we operate evolve and new risks emerge, we may have to implement more extensive and perhaps different policies, procedures or processes and our risk management framework may not evolve at the same pace as those changes. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital.”

Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
We heavily rely on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may result in regulatory enforcement action, harm our reputation or otherwise adversely affect our ability to conduct business, our financial condition or results of operations. In addition, our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security, and there can be no assurance that any such efforts will be effective in preventing or limiting the impact of future cyberattacks.
We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data, or disrupting our operations. Potential attacks may include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and may continue to increase in connection with Russia’s ongoing invasion of Ukraine and other geopolitical events and dynamics that may adversely disrupt or degrade our operations and may compromise our data. Malicious actors may attempt to fraudulently induce employees, customers, or other users of our systems to disclose credentials or other similar sensitive information in order to gain access to our systems or data, or that of our customers, through social engineering, phishing, mobile phone malware, and other methods.
There is no assurance that administrative, physical and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
A disaster such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, terrorist attack, cyberattack or war, unanticipated problems with our or our vendors’ disaster recovery systems (and the disaster recovery systems of such vendors’ suppliers, vendors or subcontractors), could cause our computer systems to be inaccessible to our employees, distributors, vendors or customers or may destroy valuable data. In addition, in the event that a significant number of our or our vendors’ managers were unavailable following a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our suppliers’ ability to provide goods and services and our employees’ ability to perform their job responsibilities. Unanticipated problems with, or failures of, our disaster recovery systems and business continuity plans could have a material impact on our ability to conduct business and on our financial condition and results of operations.
A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of customer, employee, or other third party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Our employees and those of our third-party service providers may take excessive risks which could negatively affect our financial condition and business
As an insurance enterprise, we are in the business of accepting certain risks. The individuals who conduct our business include executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, as well as associates of our various third-party service providers. Each of these individuals makes decisions and choices that may expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, which business opportunities to pursue, and other decisions. Such individuals may take excessive risks regardless of the structure of our risk management framework or our compensation programs and practices, which may not effectively deter excessive risk-taking or misconduct. Similarly, our controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, may not be effective. If our associates and those of our third-party service providers take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and results of operations.
Any failure to protect the confidentiality of customer, employee, or other third party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been the subject of cyberattacks and could be subject to additional attacks. If we or any of our third-party service providers (or their suppliers, vendors or subcontractors) fail to maintain adequate internal controls or if our associates fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, employees, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, employees, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.
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
Disputes or disagreements with MetLife may affect our financial statements and business operations, and our contractual remedies may not be sufficient
The Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) provides that, subject to certain exceptions, we will indemnify, hold harmless and defend MetLife and certain related individuals from and against all liabilities relating to, arising out of or resulting from certain events relating to our business. We cannot predict whether any event triggering this indemnity will occur or the extent to which we may be obligated to indemnify MetLife or such related individuals. In addition, the Master Separation Agreement provides that, subject to certain exceptions, MetLife will indemnify, hold harmless and defend us and certain related individuals from and against all liabilities relating to, arising out of or resulting from certain events relating to its business. There can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife.
In addition, the Master Separation Agreement allocates responsibility among MetLife and Brighthouse Financial with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse Financial is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.
Risks Related to Our Securities
We currently have no plans to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish
We currently have no plans to declare and pay cash dividends on our common stock. We currently intend to use our future distributable earnings, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near-term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade, and the market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including capital requirements of our insurance subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
In addition, the terms of the agreements governing preferred stock and certain of our outstanding indebtedness, as well as debt and other financial instruments that we may issue in the future, may limit or prohibit the payment of dividends on our common stock or preferred stock, or the payment of interest on our junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — ‘Dividend Stopper’ Provisions in BHF’s Preferred Stock and Junior Subordinated Debentures.”
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
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving the Company. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. See “Business — Regulation — Insurance Regulation — Holding Company Regulation.” These regulatory restrictions may delay, deter or prevent a potential merger or sale of our company, even if our Board of Directors decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries. In addition, the Investment Company Act may require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment advisor to a fund underlying our variable contracts, including Brighthouse Advisers. Further, FINRA approval would be necessary for a change of control of any broker-dealer that is a direct or indirect subsidiary of BHF.
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
As of February 17, 2023, there were approximately 1.3 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.

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
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index, (3) the S&P 500 Insurance Index and (4) the S&P 500 Life & Health Insurance Index, respectively, for the five-year period ended December 31, 2022. The S&P Life & Health Insurance Index will replace the S&P 500 Insurance Index in future Annual Reports on Form 10-K. We believe the S&P 500 Life & Health Insurance Index is a more closely comparable benchmark in relation to our business model than the broader S&P 500 Insurance Index.
All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index, the S&P 500 Insurance Index and the S&P 500 Life & Health Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022
BHF common stock	$100.00	$51.98	$66.90	$61.74	$88.34	$87.43
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Financials	$100.00	$86.97	$114.91	$112.96	$152.54	$136.48
S&P 500 Insurance	$100.00	$88.79	$114.88	$114.38	$151.12	$166.42
S&P 500 Life & Health Insurance	$100.00	$79.23	$97.60	$88.35	$120.76	$133.25

Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2022 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
October 1 — October 31, 2022	851,594	$48.84	852,155	$344
November 1 — November 30, 2022	544,830	$54.68	544,956	$315
December 1 — December 31, 2022	408,724	$52.29	408,724	$293
Total	1,805,148		1,805,835
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
Item 6. [Reserved]

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
•NELICO, domiciled in Massachusetts and licensed to write business in all U.S. states and the District of Columbia;
•BHNY, domiciled in New York and licensed to write business only in New York, which is a subsidiary of Brighthouse Life Insurance Company;
•BRCD, our reinsurance subsidiary domiciled and licensed in Delaware, which is a subsidiary of Brighthouse Life Insurance Company;
•Brighthouse Advisers, serving as investment advisor to certain proprietary funds that are underlying investments under our and MetLife’s variable insurance products;
•Brighthouse Services, LLC, an internal services and payroll company;
•Brighthouse Securities, registered as a broker-dealer with the SEC, approved as a member of FINRA and registered as a broker-dealer and licensed as an insurance agency in all required states; and
•Brighthouse Holdings, LLC (“BH Holdings”), a direct holding company subsidiary of Brighthouse Financial, Inc. domiciled in Delaware.
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
•“Risk Management Strategies” describes the Company’s risk management strategy to protect against capital markets risks specific to our variable annuity and ULSG businesses.
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows.
•“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our results in accordance with GAAP.
•“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in our results of operations discussion that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived, but different, from the line items presented in the GAAP statement of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics but is not intended to be exhaustive.
•“Results of Operations” begins with a discussion of our AAR, including a summary of the changes made to the key assumptions in 2022 and 2021, as well as the resulting impact on net income (loss) available to shareholders in each period.
Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2022 and 2021 and year-to-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2021, including a review of the 2021 AAR and year-to-year comparisons between the years ended December

31, 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”), which was filed with the SEC on February 24, 2022, and such discussions are incorporated herein by reference.
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
Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(281)	$(302)
Less: Provision for income tax expense (benefit)	(182)	(105)
Net income (loss) available to shareholders (1)	$(99)	$(197)

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$675	$1,961
Less: Provision for income tax expense (benefit)	18	368
Adjusted earnings	$657	$1,593
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the year ended December 31, 2022, we had a net loss available to shareholders of $99 million and adjusted earnings of $657 million, compared to a net loss available to shareholders of $197 million and adjusted earnings of $1.6 billion for the year ended December 31, 2021. Net loss available to shareholders for the year ended December 31, 2022 was primarily due to increasing long-term interest rates, which resulted in an unfavorable change in the estimated fair value of the freestanding interest rate derivatives we use to hedge our ULSG business and net investment losses reflecting net losses on sales of fixed maturity securities. These unfavorable impacts were partially offset by net favorable changes in the estimated fair value of our guaranteed minimum living benefits (“GMLB”) riders (“GMLB Riders”) due to market factors and favorable pre-tax adjusted earnings.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the adoption of new accounting pronouncements in 2022.
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
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	December 31, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$2,330	$38	$46	$1,780	$229	$17
Interest rate options	28,688	22	232	8,050	83	—
Interest rate forwards	16,848	35	2,387	9,808	627	109
Hybrid options	—	—	—	900	8	—
Total	$47,866	$95	$2,665	$20,538	$947	$126
_______________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by derivative instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
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
Variable Annuity Exposure Risk Management
With the adoption of VA Reform, our management of and our hedging strategy associated with our variable annuity business aligns with the regulatory framework. Given this alignment and the fact that we have a large non-variable annuity business, we manage capital metrics on a combined RBC ratio. In support of our target combined RBC ratio of 400% to 450% in normal market conditions, we expect to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our Variable Annuity Target Funding Level. With our risk management focus on the core drivers of our combined RBC ratio, we can also better manage our RBC in stressed market scenarios. See “Glossary” for the definition of CTE98.
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
We believe the level of our capital protection in down markets provides us financial flexibility and supports deploying capital for growing long-term, sustainable shareholder value. However, because our hedging strategy places a lower priority on offsetting changes to GAAP liabilities, GAAP net income volatility will likely result when markets are volatile and over time potentially impact stockholders’ equity. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital” and “— Summary of Critical Accounting Estimates.”
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	December 31, 2022			December 31, 2021
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$13,862	$525	$350	$20,695	$889	$876
Equity total return swaps	32,909	520	747	32,719	493	588
Equity variance swaps	—	—	—	281	9	1
Interest rate swaps	2,330	38	46	1,780	229	17
Interest rate options	27,088	21	126	7,450	28	—
Interest rate forwards	10,565	35	1,255	4,440	218	13
Hybrid options	—	—	—	900	8	—
Total	$86,754	$1,139	$2,524	$68,265	$1,874	$1,495
_______________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
ULSG Market Risk Exposure Management
The ULSG block includes the business retained by our insurance subsidiaries and the portion of it that is ceded to BRCD for providing redundant, non-economic reserve financing support. The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon ULSG CFT to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our ULSG Target. Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
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
The net statutory reserves for the ULSG business in our insurance subsidiaries and BRCD (which is in part supported by reserve financings) were $23.4 billion and $22.8 billion for the years ended December 31, 2022 and 2021, respectively.
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
We closely monitor the sensitivity of our ULSG Assets and ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2022, BRCD assets exceeded the ULSG CFT requirement. In addition, our macro interest rate hedging program is designed to help us maintain ULSG Assets above the ULSG Target when interest rates decline. Maintaining ULSG Assets that closely match our ULSG Target supports our target combined RBC ratio of 400% to 450% in normal market conditions.

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
Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the FASB. The FASB issued an accounting standards update (“ASU”), effective January 1, 2023, that results in significant changes to the accounting for long-duration insurance contracts, including a requirement that all variable annuity guarantees be considered market risk benefits and measured at fair value. LDTI is expected to change the pattern and market sensitivity of the Company’s earnings. See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the estimated impacts. See also “Risk Factors — Risks Related to Our Business — Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements.”
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities and the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
The above factors affect our expectations regarding future margins. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review. As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects, as discussed below. At this time, it continues to not be possible to estimate the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us to revisit or revise any targets we may provide to the markets or any aspects of our business model.

We continue to closely monitor all aspects of our business, including but not limited to, levels of sales and claims activity, policy lapses or surrenders, and payments of premiums. We have observed varying degrees of impact in these areas, and we have taken prudent and proportionate measures to address such impacts, though such impacts have not been material through December 31, 2022. Additionally, while circumstances resulting from the COVID-19 pandemic have not materially impacted services we receive from third-party vendors or led to the identification of new loss contingencies or any increases in existing loss contingencies, there can be no assurance that any future impact from the COVID-19 pandemic, including, without limitation, with respect to revenues and expenses associated with our products, services we receive from third-party vendors, or loss contingencies, will not be material. We continue to closely monitor this evolving situation as we remain focused on ensuring the health and safety of our employees, on supporting our partners and customers as usual and on mitigating potential adverse impacts to our business.
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
Competitive Environment
The life insurance industry remains highly fragmented and competitive. See “Business — Competition.” In particular, we believe that financial strength and financial flexibility are highly relevant differentiators from the perspective of customers and distributors. We believe we are adequately positioned to compete in this environment.
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
The measurement of our ULSG liabilities can be significantly impacted by changes in our expected general account rate of return, which is driven by our assumption for long-term treasury yields. Our practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2022 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years from 3.00% to 3.50%, which resulted in a decrease in our ULSG liabilities of $107 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
DAC related to deferred annuities and universal life insurance contracts is amortized based on expected future gross profits, which is determined by using assumptions consistent with measuring the related liabilities. DAC balances and amortization for variable annuity and universal life insurance contracts can be significantly impacted by changes in expected future gross profits related to projected separate account rates of return. Our practice of determining changes in projected separate account returns assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations and is only changed when sustained interim deviations are expected. We monitor these events and only change the assumption when our long-term expectation changes. The effect of an increase (decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease (increase) in the DAC amortization with an offset to our unearned revenue liability which nets to approximately $260 million. We use a mean reversion approach to separate account returns where the mean reversion period is five years with a long-term separate account return after the five-year reversion period is over. The current long-term rate of return assumption for variable annuity and variable universal life insurance contracts is in the 6.00-7.00% range.
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

	Balance Sheet Carrying Value at December 31, 2022
	Policyholder Account Balances	DAC and VOBA
	(In millions)
100% increase in our credit spread	$1,064	$46
As reported	$1,455	$219
50% decrease in our credit spread	$1,733	$343
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
Universal life and investment-type product policy fees (excluding (a) unearned revenue adjustments related to net investment gains (losses) and net derivative gains (losses) and (b) GMIB Fees) plus Other revenues and amortization of deferred gains on reinsurance.

(ii)	Net investment spread	(ii)
Net investment income plus Investment Hedge Adjustments and interest received on ceded fixed annuity reinsurance deposit funds reduced by Interest credited to policyholder account balances and interest on future policy benefits.

(iii)	Insurance-related activities	(iii)
Premiums less Policyholder benefits and claims (excluding (a) GMIB Costs, (b) Market Value Adjustments, (c) interest on future policy benefits and (d) amortization of deferred gains on reinsurance) plus the pass through of performance of ceded separate account assets.

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
Adjusted Net Investment Income
We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents GAAP net investment income plus Investment Hedge Adjustments. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see table note (3) to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
Other Financial Disclosures
Similar to adjusted net investment income, we present net investment income yields as a performance measure we believe enhances the understanding of our investment portfolio results. Net investment income yields are calculated on adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties. Investment fee and expense yields are calculated as a percentage of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.

Results of Operations

Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As a result of the 2022 AAR, we increased the long-term general account earned rate, driven by an increase in our mean reversion rate from 3.00% to 3.50%, which had the largest impact on our ULSG business. For our variable annuity business, in addition to the update to the long-term general account earned rate, we updated fund allocations, market volatility and maintenance expenses, as well as assumptions regarding policyholder behavior, including mortality, lapses and withdrawals. For our life business, in addition to the update to the long-term general account earned rate, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses.
In 2021, the most significant impact from our AAR was updating assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. We also increased our long-term general account earned rate, while maintaining our mean reversion rate at 3.00%. These updates had the largest impact on our ULSG business. For our variable annuity business, we updated our annuitization and separate account assumptions, including fund fees, allocations and volatility, in addition to the policyholder behavior assumptions described above.
The impact of the AAR on income (loss) available to shareholders before provision for income tax was as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
GMLBs	$(94)	$(42)
Included in pre-tax adjusted earnings:
Other annuity business	(57)	4
Life business	(25)	15
Run-off	162	(113)
Total included in pre-tax adjusted earnings	80	(94)
Total impact on income (loss) available to shareholders before provision for income tax	$(14)	$(136)

Consolidated Results for the Years Ended December 31, 2022 and 2021
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2022	2021
	(In millions)
Revenues
Premiums	$662	$707
Universal life and investment-type product policy fees	3,141	3,636
Net investment income	4,138	4,881
Other revenues	476	446
Net investment gains (losses)	(248)	(59)
Net derivative gains (losses)	304	(2,469)
Total revenues	8,473	7,142
Expenses
Policyholder benefits and claims	4,165	3,443
Interest credited to policyholder account balances	1,439	1,312
Capitalization of DAC	(425)	(493)
Amortization of DAC and VOBA	956	144
Interest expense on debt	153	163
Other expenses	2,357	2,781
Total expenses	8,645	7,350
Income (loss) before provision for income tax	(172)	(208)
Provision for income tax expense (benefit)	(182)	(105)
Net income (loss)	10	(103)
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	5	(108)
Less: Preferred stock dividends	104	89
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(99)	$(197)
The components of net income (loss) available to shareholders were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
GMLB Riders	$1,028	$(2,166)
Other derivative instruments	(1,814)	(57)
Net investment gains (losses)	(248)	(59)
Other adjustments	78	19
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	675	1,961
Income (loss) available to shareholders before provision for income tax	(281)	(302)
Provision for income tax expense (benefit)	(182)	(105)
Net income (loss) available to shareholders	$(99)	$(197)
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
Pre-tax Adjusted Earnings. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Loss available to shareholders before provision for income tax was $281 million ($99 million, net of income tax), a lower loss of $21 million ($98 million, net of income tax) from a loss available to shareholders before provision for income tax of $302 million ($197 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable item:
•gains from GMLB Riders, see “— GMLB Riders for the Years Ended December 31, 2022 and 2021.”
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•the unfavorable impact of long-term benchmark interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term benchmark interest rate increased more in the current period than in the prior period;
•lower pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment losses reflecting higher current period net losses on sales of fixed maturity securities.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 106% in the current period compared to 50% in the prior period. The increase in the effective tax rate was driven by lower pre-tax adjusted earnings, as discussed in greater detail below. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,761	$(8)	$(2,652)	$800	$(99)
Add: Provision for income tax expense (benefit)	208	1	470	(861)	(182)
Income (loss) available to shareholders before provision for income tax	1,969	(7)	(2,182)	(61)	(281)
Less: GMLB Riders	1,028	—	—	—	1,028
Less: Other derivative instruments	(36)	2	(1,823)	43	(1,814)
Less: Net investment gains (losses)	(149)	(32)	(78)	11	(248)
Less: Other adjustments	(8)	—	86	—	78
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,134	23	(367)	(115)	675
Less: Provision for income tax expense (benefit)	208	1	(78)	(113)	18
Adjusted earnings	$926	$22	$(289)	$(2)	$657

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(641)	$292	$688	$(536)	$(197)
Add: Provision for income tax expense (benefit)	347	75	(538)	11	(105)
Income (loss) available to shareholders before provision for income tax	(294)	367	150	(525)	(302)
Less: GMLB Riders	(2,166)	—	—	—	(2,166)
Less: Other derivative instruments	140	7	(221)	17	(57)
Less: Net investment gains (losses)	(72)	—	114	(101)	(59)
Less: Other adjustments	8	(2)	13	—	19
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,796	362	244	(441)	1,961
Less: Provision for income tax expense (benefit)	347	75	53	(107)	368
Adjusted earnings	$1,449	$287	$191	$(334)	$1,593

Consolidated Results for the Years Ended December 31, 2022 and 2021 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Fee income	$3,375	$3,836
Net investment spread	2,054	2,858
Insurance-related activities	(2,093)	(1,970)
Amortization of DAC and VOBA	(467)	(218)
Other expenses, net of DAC capitalization	(2,085)	(2,451)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	109	94
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	675	1,961
Provision for income tax expense (benefit)	18	368
Adjusted earnings	$657	$1,593
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Adjusted earnings were $657 million in the current period, a decrease of $936 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period;
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
◦an adjustment in the current period related to actuarial model refinements in Corporate & Other; and

•higher net costs associated with insurance-related activities due to:
◦higher paid claims, net of reinsurance, in our Annuities and Run-off segments;
◦a net increase in GMDB liabilities resulting from unfavorable equity market performance; and
◦higher liabilities in our ULSG business resulting from the impact of new reinsurance agreements entered into in the current period;
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
◦higher premium paid in excess of debt principal related to the repurchase of senior notes in the prior period;
◦lower transition services agreement expenses;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our Life segment, which is offset in fee income;
◦lower interest expenses in the current period related to prior year tax matters;
◦lower establishment costs; and
◦lower deferred compensation and operational expenses;
partially offset by
◦the settlement of a reinsurance-related matter in the current period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 2% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segments and Corporate & Other Results for the Years Ended December 31, 2022 and 2021 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Fee income	$2,487	$2,857
Net investment spread	1,207	1,188
Insurance-related activities	(792)	(410)
Amortization of DAC and VOBA	(351)	(185)
Other expenses, net of DAC capitalization	(1,417)	(1,654)
Pre-tax adjusted earnings	1,134	1,796
Provision for income tax expense (benefit)	208	347
Adjusted earnings	$926	$1,449
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income, but they also impact DAC amortization and asset-

based commissions. The changes in our variable annuities separate account balances are presented in the table below. Variable annuities separate account balances decreased for the year ended December 31, 2022, driven by unfavorable investment performance, negative net flows and policy charges.

Year Ended December 31, 2022 (1)
(In millions)
Balance, beginning of period	$105,197
Premiums and deposits	1,240
Withdrawals, surrenders and contract benefits	(7,619)
Net flows	(6,379)
Investment performance	(18,583)
Policy charges	(2,285)
Net transfers from (to) general account	(152)
Balance, end of period	$77,798

Average balance	$86,467
_______________
(1)Includes income annuities for which separate account balances at December 31, 2022 were $145 million.
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Adjusted earnings were $926 million in the current period, a decrease of $523 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦a net increase in GMDB liabilities resulting from unfavorable equity market performance;
◦higher volume and severity of GMDB claims; and
◦an increase in GMDB liabilities, partially offset by a favorable adjustment to deferred sales inducements, resulting primarily from changes in policyholder behavior and capital markets assumptions, as well as model refinements, made in connection with the AAR;
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA due to:
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
◦the impact on future gross profits from lower separate account returns and unfavorable equity market performance; and
◦an unfavorable impact primarily resulting from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR.
Key favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower deferred compensation expenses; and
◦lower transition services agreement expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings for our Life segment were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Fee income	$248	$335
Net investment spread	141	360
Insurance-related activities	(121)	(131)
Amortization of DAC and VOBA	(127)	(22)
Other expenses, net of DAC capitalization	(118)	(180)
Pre-tax adjusted earnings	23	362
Provision for income tax expense (benefit)	1	75
Adjusted earnings	$22	$287
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Adjusted earnings were $22 million in the current period, a decrease of $265 million.
Key net unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships compared to the prior period;
•higher amortization of DAC and VOBA due to:
◦an unfavorable impact primarily resulting from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR; and
◦the impact on gross profits from lower separate account returns;
partially offset by
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
•lower net fee income due to:
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns, which is mostly offset in other expenses;
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion; and
◦higher ceded cost of insurance fees resulting from the impact of new reinsurance agreements entered into in the current period;
partially offset by
◦higher unearned revenue amortization primarily resulting from changes in policyholder behavior assumptions made in connection with the AAR.
Key favorable impacts were:
•lower other expenses due to:
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns, which is mostly offset in fee income;
◦lower transition services agreement expenses; and
◦lower deferred compensation and operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 4% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Fee income	$640	$644
Net investment spread	521	1,236
Insurance-related activities	(1,235)	(1,445)
Amortization of DAC and VOBA	—	—
Other expenses, net of DAC capitalization	(293)	(191)
Pre-tax adjusted earnings	(367)	244
Provision for income tax expense (benefit)	(78)	53
Adjusted earnings	$(289)	$191
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Adjusted earnings were a loss of $289 million in the current period, a decrease of $480 million.
Key net unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships compared to the prior period; and
•higher other expenses due to:
◦the settlement of a reinsurance-related matter in the current period;
partially offset by
◦lower transition services agreement expenses.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities, primarily in our ULSG business, due to:
◦a decrease in liability balances primarily resulting from changes in policyholder behavior and capital markets assumptions, as well as model refinements made in connection with the AAR; and
◦an adjustment in the prior period related to modeling improvements resulting from an actuarial system conversion;
partially offset by
◦higher liabilities resulting from the impact of new reinsurance agreements on certain ULSG business entered into in the current period; and
◦higher paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Fee income	$—	$—
Net investment spread	185	74
Insurance-related activities	55	16
Amortization of DAC and VOBA	11	(11)
Other expenses, net of DAC capitalization	(257)	(426)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	109	94
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(115)	(441)
Provision for income tax expense (benefit)	(113)	(107)
Adjusted earnings	$(2)	$(334)
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Adjusted earnings were a loss of $2 million in the current period, a lower loss of $332 million.
Key favorable impacts were:
•lower other expenses due to:
◦higher premium paid in excess of debt principal related to the repurchase of senior notes in the prior period;
◦lower interest expenses in the current period related to prior year tax matters; and
◦lower establishment costs;
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
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

GMLB Riders for the Years Ended December 31, 2022 and 2021
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of GMLB Riders, which includes (i) changes in carrying value of the GAAP liabilities, (ii) the mark-to-market of hedges and reinsurance, (iii) fees and (iv) associated DAC offsets, was as follows:

	Years Ended December 31,
	2022	2021
	(In millions)
Liabilities	$2,292	$(1,832)
Hedges	(1,551)	(1,130)
Ceded reinsurance	(66)	(96)
Fees (1)	834	828
GMLB DAC	(481)	64
Total GMLB Riders	$1,028	$(2,166)
_______________
(1)Excludes living benefit fees, included as a component of adjusted earnings, of $51 million and $60 million for the years ended December 31, 2022 and 2021, respectively.
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
GMLB Fees. We earn fees from the guarantee rider benefits, which are calculated based on the policyholder’s Benefit Base. Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. For guarantee rider embedded derivatives, the future fees are included in the estimated fair value of the embedded derivative liabilities, with changes recorded in net derivative gains (losses). For guarantee rider benefits accounted for as insurance, while the related fees do affect the valuation of these liabilities, they are not included in the resulting liability values, but are recorded separately in universal life and investment-type product policy fees.
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
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Comparative results from GMLB Riders were favorable by $3.2 billion, primarily driven by:
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
Investments
Investment Risk Management Strategy
We manage the risks related to our investment portfolio through asset-type allocation as well as industry and issuer diversification. We also use risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure. We manage real estate risk through geographic, property type and product type diversification and asset allocation. Interest rate risk is managed as part of our Asset Liability Management (“ALM”) strategies. We also utilize product design, such as the use of market value adjustment features and surrender charges to manage interest rate risk. These ALM strategies include maintaining an investment portfolio that targets a weighted average duration that reflects the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets for the full liability duration, thereby creating some asset/liability mismatch. We also use certain derivatives in the management of credit, interest rate, equity market and foreign currency exchange rate risks.
Investment Management Agreements
Other than our derivatives trading, which we manage in-house, we have engaged a select group of experienced external asset management firms to manage the investment of the assets comprising our general account portfolio and certain separate account assets of our insurance subsidiaries, as well as assets of BHF and our reinsurance subsidiary, BRCD.
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve in the U.S. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Industry Trends and Uncertainties — Financial and Economic Environment.”
In 2022, the Federal Reserve increased the target range for the federal funds rate seven times, from between 0% and 0.25% to between 4.25% and 4.50% as of December 31, 2022. On February 1, 2023, the Federal Reserve further increased the target range for the federal funds rate from between 4.25% and 4.50% to between 4.50% and 4.75%. The Federal Reserve has indicated further increases to the target range for the federal funds rate could occur. These target range increases have contributed to a decrease in the net unrealized gains in our investment portfolio, and any additional target increases could similarly contribute to further decreases. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio.
In the current period, as a result of rising interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains. If interest rates continue to rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially.
See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” and “Risk Factors — Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.”
There has been an increased market focus on retail sector investments as a result of evolving consumer habits. Our exposure to retail sector corporate fixed maturity securities was $1.5 billion, with net unrealized gains (losses) of ($216) million, of which 95% were investment grade, at December 31, 2022.
In addition to the fixed maturity securities discussed above, we have retail sector exposure through mortgage loans and certain Structured Securities. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” “— Investments — Mortgage Loans” and Note 6 of the Notes to the Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-for-sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile.
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

	Years Ended December 31,
	2022		2021		2020
	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	3.96%	$4,363	5.13%	$5,046	4.21%	$3,755
Investment fees and expenses (2)	(0.14)	(154)	(0.13)	(144)	(0.14)	(136)
Adjusted net investment income (3)	3.82%	$4,209	5.00%	$4,902	4.07%	$3,619
_______________
(1)Investment income yields are calculated as investment income as a percentage of average quarterly asset carrying values. Investment income excludes recognized gains and losses and reflects the adjustments discussed in table note (3) below to arrive at adjusted net investment income. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.
(2)Investment fee and expense yields are calculated as a percentage of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties.
(3)Adjusted net investment income presented in the yield table varies from the most directly comparable GAAP measure due to certain reclassifications, as presented below.

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Net investment income	$4,138	$4,881	$3,601
Less: Investment hedge adjustments	(71)	(21)	(18)
Adjusted net investment income — in the above yield table	$4,209	$4,902	$3,619
See “— Results of Operations — Consolidated Results for the Years Ended December 31, 2022 and 2021” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results for the Years Ended December 31, 2021 and 2020” in our 2021 Annual Report for an analysis of the year over year changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$62,199	82.3%	$72,925	83.3%
Privately-placed	13,378	17.7	14,657	16.7
Total fixed maturity securities	$75,577	100.0%	$87,582	100.0%
Percentage of cash and invested assets	67.1%		71.4%
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

The following table presents total fixed maturity securities by nationally statistical rating organizations (“NRSRO”) rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		December 31, 2022					December 31, 2021
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$53,935	$2	$(4,870)	$49,063	64.9%	$49,729	$—	$6,133	$55,862	63.8%
2	Baa	27,269	—	(3,546)	23,723	31.4	25,493	—	2,142	27,635	31.6
Subtotal investment grade		81,204	2	(8,416)	72,786	96.3%	75,222	—	8,275	83,497	95.4%
3	Ba	2,343	—	(232)	2,111	2.8	2,634	—	65	2,699	3.1
4	B	677	1	(88)	588	0.8	1,244	3	12	1,253	1.4
5	Caa and lower	120	4	(24)	92	0.1	142	8	(4)	130	0.1
6	In or near default	—	—	—	—	—	4	—	(1)	3	—
Subtotal below investment grade		3,140	5	(344)	2,791	3.7%	4,024	11	72	4,085	4.6%
Total fixed maturity securities		$84,344	$7	$(8,760)	$75,577	100.0%	$79,246	$11	$8,347	$87,582	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2022
U.S. corporate	$14,697	$15,683	$1,671	$499	$57	$—	$32,607
Foreign corporate	3,758	6,377	373	68	—	—	10,576
U.S. government and agency	7,887	129	—	—	—	—	8,016
RMBS	7,490	14	12	2	10	—	7,528
CMBS	6,240	351	9	7	4	—	6,611
ABS	4,648	672	17	12	10	—	5,359
State and political subdivision	3,682	105	1	—	11	—	3,799
Foreign government	661	392	28	—	—	—	1,081
Total fixed maturity securities	$49,063	$23,723	$2,111	$588	$92	$—	$75,577

December 31, 2021
U.S. corporate	$17,828	$18,074	$2,008	$1,103	$68	$—	$39,081
Foreign corporate	3,518	7,478	554	125	31	—	11,706
U.S. government and agency	9,160	147	—	—	—	—	9,307
RMBS	9,179	46	15	5	11	3	9,259
CMBS	6,882	391	1	5	3	—	7,282
ABS	3,686	550	19	15	10	—	4,280
State and political subdivision	4,646	181	1	—	7	—	4,835
Foreign government	963	768	101	—	—	—	1,832
Total fixed maturity securities	$55,862	$27,635	$2,699	$1,253	$130	$3	$87,582

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise of 1% and 2% of total investments at December 31, 2022 and 2021, respectively. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$13,290	30.7%	$16,131	31.8%
Finance	11,988	27.8	12,430	24.4
Consumer	9,459	21.9	11,650	22.9
Utility	5,767	13.4	7,146	14.1
Communications	2,679	6.2	3,430	6.8
Total	$43,183	100.0%	$50,787	100.0%
Structured Securities
We held $19.5 billion and $20.8 billion of Structured Securities, at estimated fair value, at December 31, 2022 and 2021, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	December 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,846	51.1%	$(590)	$4,688	50.6%	$29
Collateralized mortgage obligations	3,682	48.9	(311)	4,571	49.4	352
Total RMBS	$7,528	100.0%	$(901)	$9,259	100.0%	$381
Risk profile:
Agency	$6,137	81.5%	$(842)	$7,563	81.7%	$264
Prime	149	2.0	(20)	192	2.1	4
Alt-A	788	10.5	(37)	801	8.6	60
Sub-prime	454	6.0	(2)	703	7.6	53
Total RMBS	$7,528	100.0%	$(901)	$9,259	100.0%	$381
Ratings profile:
Rated Aaa	$6,643	88.2%		$7,905	85.4%
Designated NAIC 1	$7,490	99.5%		$9,179	99.1%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	December 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$90	$82	$95	$106
2012	41	38	141	140
2013	204	197	209	213
2014	322	294	322	334
2015	966	879	953	997
2016	463	421	465	485
2017	732	667	707	751
2018	1,668	1,538	1,675	1,827
2019	1,021	879	1,044	1,079
2020	534	426	555	544
2021	821	748	810	806
2022	462	442	—	—
Total	$7,324	$6,611	$6,976	$7,282
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.6 billion, or 70.0% of total CMBS, and designated NAIC 1 was $6.2 billion, or 94.4% of total CMBS, at December 31, 2022. The estimated fair value of CMBS Aaa rating agency ratings was $5.0 billion, or 69.1% of total CMBS, and designated NAIC 1 was $6.9 billion, or 94.5% of total CMBS, at December 31, 2021.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	December 31, 2022			December 31, 2021
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,239	60.5%	$(124)	$2,659	62.1%	$(1)
Consumer loans	420	7.8	(36)	342	8.0	—
Student loans	393	7.3	(34)	384	9.0	6
Automobile loans	216	4.0	(9)	151	3.5	2
Credit card loans	158	3.0	(10)	132	3.1	4
Other loans	933	17.4	(80)	612	14.3	8
Total	$5,359	100.0%	$(293)	$4,280	100.0%	$19
Ratings profile:
Rated Aaa	$2,300	42.9%		$1,837	42.9%
Designated NAIC 1	$4,648	86.7%		$3,686	86.1%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	December 31, 2022				December 31, 2021
	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment	Recorded Investment	% of Total	Valuation Allowance	% of Recorded Investment
	(Dollars in millions)
Commercial	$13,574	58.9%	$49	0.4%	$12,187	61.0%	$67	0.5%
Agricultural	4,365	18.9	15	0.3%	4,163	20.9	12	0.3%
Residential	5,116	22.2	55	1.1%	3,623	18.1	44	1.2%
Total	$23,055	100.0%	$119	0.5%	$19,973	100.0%	$123	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% and 97% at December 31, 2022 and 2021, respectively. The remainder was collateralized by properties located outside of the U.S. At December 31, 2022, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 18% for California, 11% for Texas and 10% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2022 and 2021. At December 31, 2022, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 7% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$3,026	22.3%	$2,383	19.6%
Pacific	2,765	20.4	2,601	21.3
Middle Atlantic	2,344	17.3	2,115	17.3
West South Central	1,642	12.1	1,425	11.7
Mountain	1,140	8.4	1,062	8.7
East North Central	794	5.8	717	5.9
New England	741	5.4	789	6.5
International	390	2.9	495	4.1
West North Central	361	2.7	318	2.6
East South Central	306	2.2	217	1.8
Multi-region and Other	65	0.5	65	0.5
Total recorded investment	13,574	100.0%	12,187	100.0%
Less: allowance for credit losses	49		67
Carrying value, net of allowance for credit losses	$13,525		$12,120
Property type:
Apartment	$5,366	39.5%	$3,895	32.0%
Office	3,375	24.9	3,566	29.3
Industrial	2,051	15.1	1,847	15.1
Retail	1,934	14.3	1,863	15.3
Hotel	848	6.2	1,016	8.3
Total recorded investment	13,574	100.0%	12,187	100.0%
Less: allowance for credit losses	49		67
Carrying value, net of allowance for credit losses	$13,525		$12,120
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% and 58% at December 31, 2022 and 2021, respectively, and our average debt-service coverage ratio was 2.2x at both December 31, 2022 and 2021. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 46% at December 31, 2022 and 2021, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 6 of the Notes to the Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the years ended December 31, 2022 and 2021.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	December 31, 2022	December 31, 2021
	(In millions)
Other limited partnerships	$3,941	$3,786
Real estate limited partnerships and LLCs (1)	834	485
Total	$4,775	$4,271
_______________
(1)The estimated fair value of real estate limited partnerships and LLCs was $987 million and $595 million at December 31, 2022 and 2021, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	December 31, 2022		December 31, 2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,284	80.1%	$3,126	94.3%
Company-owned life insurance	250	8.8	—	—
FHLB stock	201	7.0	70	2.1
Tax credit and renewable energy partnerships	55	1.9	59	1.8
Leveraged leases, net of non-recourse debt	48	1.7	49	1.5
Other	14	0.5	12	0.3
Total	$2,852	100.0%	$3,316	100.0%
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
•Information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2022 and 2021.
•The statement of operations effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships for the years ended December 31, 2022, 2021 and 2020.
See “Business — Segments and Corporate & Other — Annuities” and “— Risk Management Strategies” for more information about our use of derivatives by major hedging programs, as well as “— Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
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
Derivatives categorized as Level 3 at December 31, 2022 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
Credit Risk
See Note 7 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral. See “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	December 31, 2022		December 31, 2021
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,757	$16	$1,724	$38
Purchased	—	—	—	—
Total	$1,757	$16	$1,724	$38
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
Future Policy Benefits
We establish liabilities for future amounts payable under insurance policies. See “— Summary of Critical Accounting Estimates — Liability for Future Policy Benefits” and Notes 1 and 3 of the Notes to the Consolidated Financial Statements. A discussion of future policy benefits by segment, as well as Corporate & Other follows.
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
Policyholder account balances also include amounts associated with funding agreements issued for additional liquidity or in connection with our institutional spread margin business. See “— Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements.” A discussion of policyholder account balances by segment follows.
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
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Annuities at:

	December 31, 2022		December 31, 2021
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$7,302	$864	$3,783	$802
Equal to 2% but less than 4%	$11,598	$10,870	$12,485	$11,831
Equal to or greater than 4%	$525	$525	$431	$431
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Annuities were $225 million and $241 million at December 31, 2022 and 2021, respectively.
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

The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Life at:

	December 31, 2022		December 31, 2021
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Greater than 0% but less than 2%	$221	$50	$184	$58
Equal to 2% but less than 4%	$1,065	$490	$1,080	$497
Equal to or greater than 4%	$1,657	$1,657	$1,705	$1,705
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Life were $43 million and $40 million at December 31, 2022 and 2021, respectively.
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
The following table presents the breakdown of account value subject to minimum guaranteed crediting rates for Run-off at:

	December 31, 2022		December 31, 2021
	Account Value (1)	Account Value at Guarantee (1)	Account Value (1)	Account Value at Guarantee (1)
	(In millions)
Universal Life Secondary Guarantee
Greater than 0% but less than 2%	$—	$—	$—	$—
Equal to 2% but less than 4%	$4,801	$1,389	$5,053	$1,471
Equal to or greater than 4%	$527	$527	$552	$552
_______________
(1)These amounts are not adjusted for policy loans.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates. Excess interest reserves for Run-off were $108 million and $106 million at December 31, 2022 and 2021, respectively.
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
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends and Uncertainties — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio.”
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
We maintain a substantial short-term liquidity position, which was $3.6 billion and $3.8 billion at December 31, 2022 and 2021, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $40.8 billion and $54.9 billion at December 31, 2022 and 2021, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
We monitor our debt-to-capital ratio using an average of our key leverage ratios as calculated by A.M. Best, Fitch, Moody’s and S&P, and we aim to maintain a ratio commensurate with our financial strength and credit ratings. As such, we may opportunistically look to pursue additional financing over time, which may include borrowings under credit facilities, the issuance of debt, equity or hybrid securities, the incurrence of term loans, or the refinancing or extinguishment of existing indebtedness. There can be no assurance that we will be able to complete any such financing transactions on terms and conditions favorable to us or at all.
In support of our target combined RBC ratio of 400% to 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. With our risk management focus on the core drivers of our combined RBC ratio, we can better manage our RBC in stressed market scenarios.
On August 2, 2021, we authorized the repurchase of up to $1.0 billion of our common stock, which was in addition to our prior and subsequently fully utilized $200 million repurchase authorization announced on February 10, 2021. Repurchases under the August 2, 2021 authorization, of which $293 million was remaining at December 31, 2022, may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Sources:
Operating activities, net	$—	$746	$888
Changes in policyholder account balances, net	11,573	11,824	6,825
Changes in payables for collateral under securities loaned and other transactions, net	—	1,017	861
Long-term debt issued	—	400	615
Preferred stock issued, net of issuance costs	—	339	948
Total sources	11,573	14,326	10,137
Uses:
Operating activities, net	1,151	—	—
Investing activities, net	8,276	12,238	5,843
Changes in payables for collateral under securities loaned and other transactions, net	1,709	—	—
Long-term debt repaid	3	680	1,552
Dividends on preferred stock	104	89	44
Treasury stock acquired in connection with share repurchases	488	499	473
Financing element on certain derivative instruments and other derivative related transactions, net	185	368	948
Other, net	16	86	46
Total uses	11,932	13,960	8,906
Net increase (decrease) in cash and cash equivalents	$(359)	$366	$1,231
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2022	2021	2022	2021	2020	2022	2021	2020
	(In millions)
FABCP Program	$2,097	$1,848	$12,682	$2,939	$—	$12,433	$1,091	$—
FABN Program	3,450	2,900	550	2,900	—	—	—	—
FHLB Funding Agreements (1)	3,900	900	6,275	1,352	—	3,275	452	—
Farmer Mac Funding Agreements	700	125	600	125	—	25	—	—
Total	$10,147	$5,773	$20,107	$7,316	$—	$15,733	$1,543	$—
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At December 31, 2022, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at December 31, 2022. In 2023, through February 17, 2023, BHF repurchased an additional 595,076 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $32 million.
Preferred Stock Dividends
See Notes 10 and 16 of the Notes to the Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
“Dividend Stopper” Provisions in BHF’s Preferred Stock and Junior Subordinated Debentures
Terms applicable to our junior subordinated debentures may restrict our ability to pay interest on those debentures in certain circumstances. Suspension of payments of interest on our junior subordinated debentures, whether required under the relevant indenture or optional, could cause “dividend stopper” provisions applicable under those and other instruments to restrict our ability to pay dividends, if any, on our common stock and repurchase our common stock in various situations, including situations where we may be experiencing financial stress, and may restrict our ability to pay dividends or interest on our preferred stock and junior subordinated debentures as well. Similarly, the terms of our outstanding preferred stock contain restrictions on our ability to repurchase our common stock or pay dividends thereon if we have not fulfilled our dividend obligations under such preferred stock or other preferred securities. In addition, the terms of the agreements governing any preferred stock, debt or other financial instruments that we may issue in the future, may limit or prohibit the payment of dividends on our common stock or preferred stock, or the payment of interest on our junior subordinated debentures.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various annuity and life insurance products, as well as payments for policy surrenders, withdrawals and loans. At December 31, 2022, our insurance liabilities, excluding obligations under our institutional spread margin business, totaled $109.6 billion and the related future estimated cash payments totaled $166.3 billion, of which $9.2 billion is due in the next twelve months. These estimated cash payments are based on assumptions related to mortality, morbidity, policy lapses, withdrawals, surrender charges, annuitization, future interest credited and other assumptions comparable with our experience and expectations of future payment patterns, as well as other contingent events as appropriate for the respective product type. These amounts are undiscounted and, therefore, exceed the liabilities included on the consolidated balance sheet. Actual cash payments on insurance liabilities may differ significantly from future estimated cash payments due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the future cash payments. All future estimated cash payments are presented gross of any reinsurance recoverable. At December 31, 2022, obligations under our institutional spread margin business totaled $10.2 billion and the related future estimated cash payments, including interest, totaled $10.6 billion, of which $5.1 billion is due in the next twelve months.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2022, we pledged $7 million of cash collateral to counterparties. At December 31, 2021, we did not pledge any cash collateral to counterparties. At December 31, 2022 and 2021, we were obligated to return cash collateral pledged to us by counterparties of $829 million and $1.7 billion, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.0 billion and $593 million at December 31, 2022 and 2021, respectively.
See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.7 billion and $4.6 billion at December 31, 2022 and 2021, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at December 31, 2022. The amount of this non-cash collateral was $2 million at estimated fair value at December 31, 2021.
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
The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands or as a result of compliance with regulatory requirements. See “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends,” “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth.”
Short-term Liquidity and Liquid Assets
At December 31, 2022 and 2021, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.0 billion and $1.6 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At December 31, 2022 and 2021, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.0 billion and $1.6 billion, respectively, of which $987 million and $1.5 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed the amounts required to attain certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries subject to these requirements was in excess of the amounts required to attain each of those RBC levels.
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

Normalized Statutory Earnings
Normalized statutory earnings (loss) is used by management to measure our insurance companies’ ability to pay future distributions and is reflective of whether our hedging program functions as intended. Normalized statutory earnings (loss) is calculated as statutory pre-tax net gain (loss) from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses), (ii) the change in total asset requirement at CTE98, net of the change in our variable annuity reserves, and (iii) unrealized gains (losses) associated with our variable annuities and Shield hedging programs and other equity risk management strategies. See “Glossary” for the definition of CTE98. In the first quarter of 2022, we revised the calculation of normalized statutory earnings to better align with VA Reform and therefore our combined RBC ratio, where the relevant CTE measure is CTE98 rather than CTE95. Normalized statutory earnings (loss) may be further adjusted for certain unanticipated items that impact our results in order to help management and investors better understand, evaluate and forecast those results.
Our variable annuity block has been managed by funding the balance sheet with assets equal to or greater than a CTE98 level. We have also managed market-related risks of increases in these asset requirements by hedging the market sensitivity of the CTE98 level to changes in the capital markets. By including hedge gains and losses related to our variable annuity risk management strategy in our calculation of normalized statutory earnings (loss), we are able to fully reflect the change in value of the hedges, as well as the change in the value of the underlying CTE98 total asset requirement level. We believe this allows us to determine whether our hedging program is providing the desired level of protection. See “— Risk Management Strategies — Variable Annuity Exposure Risk Management” for additional details regarding our hedge program.
The following table presents the components of combined normalized statutory earnings for Brighthouse Life Insurance Company and New England Life Insurance Company:

Year Ended December 31, 2022
(In billions)
Statutory net gain (loss) from operations, pre-tax	$1.0
Add: net realized capital gains (losses)	0.4
Add: change in total asset requirement at CTE98, net of the change in variable annuity reserves	0.7
Add: unrealized gains (losses) on variable annuity & Shield hedging programs and other equity risk management strategies	(1.6)
Add: impact of actuarial items and other insurance adjustments	0.4
Add: other adjustments, net	0.1
Normalized statutory earnings (loss)	$1.0
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. Brighthouse Financial, Inc. has established a Balance Sheet Committee (“BSC”). The BSC is responsible for periodically reviewing all material financial risks to us and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer and Head of Product Strategy and Pricing.
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

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2022. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $45.0 billion of insurance contracts at December 31, 2022, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2022
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$75,577	$(5,287)
Mortgage loans		$20,816	(1,218)
Policy loans		$1,393	(85)
Premiums, reinsurance and other receivables		$6,230	(111)
Embedded derivatives within asset host contracts (2)		$117	(32)
Increase (decrease) in estimated fair value of assets			(6,733)

Financial liabilities with interest rate risk (3)
Policyholder account balances		$30,942	98
Long-term debt		$2,703	189
Other liabilities		$943	(7)
Embedded derivatives within liability host contracts (2)		$5,387	500
(Increase) decrease in estimated fair value of liabilities			780

Derivative instruments with interest rate risk
Interest rate contracts	$59,661	$(2,498)	(1,792)
Equity contracts	$50,138	$119	6
Foreign currency contracts	$5,335	$727	(57)
Increase (decrease) in estimated fair value of derivative instruments			(1,843)
Net change			$(7,796)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Embedded derivatives are recognized on the consolidated balance sheet in the same caption as the host contract.
(3)Excludes $45.0 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2022. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates decreased by $1.1 billion, or 12%, to $7.8 billion at December 31, 2022 from $8.9 billion at December 31, 2021, primarily as a result of a decrease in the estimated fair value of our fixed maturity securities due to higher interest rates, in line with management expectation.
Sensitivity to a 10% rise in equity prices decreased by $297 million, or 28%, to $764 million at December 31, 2022 from $1.1 billion at December 31, 2021.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Liability for Future Policy Benefits – Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
As of December 31, 2022, the liability for future policy benefits totaled $41.6 billion, and included benefits related to variable annuity contracts with guaranteed benefit riders and universal life insurance contracts with secondary guarantees. Management regularly reviews its assumptions supporting the estimates of these actuarial liabilities and differences between actual experience and the assumptions used in pricing the policies and guarantees may require a change to the assumptions recorded at inception as well as an adjustment to the related liabilities. Updating such assumptions can result in variability of profits or the recognition of losses.
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
Deferred Policy Acquisition Costs (DAC) – Refer to Notes 1 and 4 to the consolidated financial statements
Critical Audit Matter Description
The Company incurs and defers certain costs in connection with acquiring new and renewal insurance business. These deferred costs, amounting to $5.7 billion as of December 31, 2022, are amortized over the expected life of the policy contract in proportion to actual and expected future gross profits, premiums, or margins. For deferred annuities and universal life contracts, expected future gross profits utilized in the amortization calculation are derived using assumptions such as separate account and general account investment returns, mortality, in-force or persistency, benefit elections and utilization, and withdrawals. The assumptions used in the calculation of expected future gross profits are reviewed at least annually.
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
Embedded Derivative Liabilities Related to Variable Annuity Guarantees – Refer to Notes 1, 7, and 8 to the consolidated financial statements.
Critical Audit Matter Description
The Company sells index-linked annuities and variable annuity products with guaranteed minimum benefits, some of which are embedded derivatives that are required to be bifurcated from the host contract, separately accounted for, and measured at fair value. As of December 31, 2022, the fair value of the embedded derivative liability associated with certain of the Company’s annuity contracts was $5.4 billion. Management utilizes various assumptions in order to measure the embedded liability including expectations concerning policyholder behavior, mortality and risk margins, as well as changes in the Company’s own nonperformance risk. These assumptions are reviewed at least annually by management, and if they change significantly, the estimated fair value is adjusted by a cumulative charge or credit to net income.
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
February 23, 2023

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021

(In millions, except share and per share data)

	2022	2021
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $84,344 and $79,246, respectively; allowance for credit losses of $7 and $11, respectively)	$75,577	$87,582
Equity securities, at estimated fair value	89	101
Mortgage loans (net of allowance for credit losses of $119 and $123, respectively)	22,936	19,850
Policy loans	1,282	1,264
Limited partnerships and limited liability companies	4,775	4,271
Short-term investments, principally at estimated fair value	1,081	1,841
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	2,852	3,316
Total investments	108,592	118,225
Cash and cash equivalents	4,115	4,474
Accrued investment income	885	724
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	19,266	16,094
Deferred policy acquisition costs and value of business acquired	5,659	5,377
Current income tax recoverable	38	—
Deferred income tax asset	1,618	—
Other assets	442	482
Separate account assets	84,965	114,464
Total assets	$225,580	$259,840
Liabilities and Equity
Liabilities
Future policy benefits	$41,569	$43,807
Policyholder account balances	74,836	66,851
Other policy-related balances	3,400	3,457
Payables for collateral under securities loaned and other transactions	4,560	6,269
Long-term debt	3,156	3,157
Current income tax payable	—	62
Deferred income tax liability	—	1,062
Other liabilities	7,056	4,504
Separate account liabilities	84,965	114,464
Total liabilities	219,542	243,633
Contingencies, Commitments and Guarantees (Note 15)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,153,422 and 121,513,442 shares issued, respectively; 68,278,068 and 77,870,072 shares outstanding, respectively	1	1
Additional paid-in capital	14,075	14,154
Retained earnings (deficit)	(637)	(642)
Treasury stock, at cost; 53,875,354 and 43,643,370 shares, respectively	(2,042)	(1,543)
Accumulated other comprehensive income (loss)	(5,424)	4,172
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,973	16,142
Noncontrolling interests	65	65
Total equity	6,038	16,207
Total liabilities and equity	$225,580	$259,840
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020

(In millions, except per share data)

	2022	2021	2020
Revenues
Premiums	$662	$707	$766
Universal life and investment-type product policy fees	3,141	3,636	3,463
Net investment income	4,138	4,881	3,601
Other revenues	476	446	413
Net investment gains (losses)	(248)	(59)	278
Net derivative gains (losses)	304	(2,469)	(18)
Total revenues	8,473	7,142	8,503
Expenses
Policyholder benefits and claims	4,165	3,443	5,711
Interest credited to policyholder account balances	1,439	1,312	1,092
Amortization of deferred policy acquisition costs and value of business acquired	956	144	766
Other expenses	2,085	2,451	2,353
Total expenses	8,645	7,350	9,922
Income (loss) before provision for income tax	(172)	(208)	(1,419)
Provision for income tax expense (benefit)	(182)	(105)	(363)
Net income (loss)	10	(103)	(1,056)
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	5	(108)	(1,061)
Less: Preferred stock dividends	104	89	44
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(99)	$(197)	$(1,105)
Earnings per common share
Basic	$(1.36)	$(2.36)	$(11.58)
Diluted	$(1.36)	$(2.36)	$(11.58)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2022, 2021 and 2020

(In millions)

	2022	2021	2020
Net income (loss)	$10	$(103)	$(1,056)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(12,443)	(2,107)	3,208
Unrealized gains (losses) on derivatives	309	156	(72)
Foreign currency translation adjustments	(22)	1	20
Defined benefit plans adjustment	8	(4)	(13)
Other comprehensive income (loss), before income tax	(12,148)	(1,954)	3,143
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,552	410	(667)
Other comprehensive income (loss), net of income tax	(9,596)	(1,544)	2,476
Comprehensive income (loss)	(9,586)	(1,647)	1,420
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(9,591)	$(1,652)	$1,415
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$—	$1	$12,908	$585	$(562)	$3,240	$16,172	$65	$16,237
Cumulative effect of change in accounting principle, net of income tax				(14)		3	(11)		(11)
Balance at January 1, 2020	—	1	12,908	571	(562)	3,243	16,161	65	16,226
Preferred stock issuance	—		948				948		948
Treasury stock acquired in connection with share repurchases					(473)		(473)		(473)
Share-based compensation		—	22		(3)		19		19
Dividends on preferred stock				(44)			(44)		(44)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(1,061)			(1,061)	5	(1,056)
Other comprehensive income (loss), net of income tax						2,473	2,473		2,473
Balance at December 31, 2020	—	1	13,878	(534)	(1,038)	5,716	18,023	65	18,088
Preferred stock issuances	—		339				339		339
Treasury stock acquired in connection with share repurchases					(499)		(499)		(499)
Share-based compensation		—	26		(6)		20		20
Dividends on preferred stock			(89)				(89)		(89)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(108)			(108)	5	(103)
Other comprehensive income (loss), net of income tax						(1,544)	(1,544)		(1,544)
Balance at December 31, 2021	—	1	14,154	(642)	(1,543)	4,172	16,142	65	16,207
Treasury stock acquired in connection with share repurchases					(488)		(488)		(488)
Share-based compensation		—	25		(11)		14		14
Dividends on preferred stock			(104)				(104)		(104)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				5			5	5	10
Other comprehensive income (loss), net of income tax						(9,596)	(9,596)		(9,596)
Balance at December 31, 2022	$—	$1	$14,075	$(637)	$(2,042)	$(5,424)	$5,973	$65	$6,038
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$10	$(103)	$(1,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(233)	(254)	(260)
(Gains) losses on investments, net	248	59	(278)
(Gains) losses on derivatives, net	(153)	2,120	424
(Income) loss from equity method investments, net of dividends and distributions	110	(987)	(54)
Interest credited to policyholder account balances	1,439	1,312	1,092
Universal life and investment-type product policy fees	(3,141)	(3,636)	(3,463)
Change in accrued investment income	(113)	(44)	(9)
Change in premiums, reinsurance and other receivables	(3,106)	56	(1,346)
Change in deferred policy acquisition costs and value of business acquired, net	531	(349)	358
Change in income tax	(234)	(210)	(243)
Change in other assets	1,780	2,086	1,968
Change in future policy benefits and other policy-related balances	1,501	741	3,395
Change in other liabilities	178	(153)	285
Other, net	32	108	75
Net cash provided by (used in) operating activities	(1,151)	746	888
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,728	12,616	8,459
Equity securities	53	129	68
Mortgage loans	2,079	2,900	1,935
Limited partnerships and limited liability companies	252	271	177
Purchases of:
Fixed maturity securities	(15,799)	(21,158)	(14,401)
Equity securities	(37)	(18)	(23)
Mortgage loans	(5,321)	(6,913)	(2,076)
Limited partnerships and limited liability companies	(814)	(837)	(581)
Cash received in connection with freestanding derivatives	4,480	3,965	6,356
Cash paid in connection with freestanding derivatives	(4,275)	(4,592)	(4,515)
Net change in policy loans	(18)	27	1
Net change in short-term investments	772	1,397	(1,271)
Net change in other invested assets	(376)	(25)	28
Net cash provided by (used in) investing activities	$(8,276)	$(12,238)	$(5,843)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from financing activities
Policyholder account balances:
Deposits	$31,623	$16,059	$10,095
Withdrawals	(20,050)	(4,235)	(3,270)
Net change in payables for collateral under securities loaned and other transactions	(1,709)	1,017	861
Long-term debt issued	—	400	615
Long-term debt repaid	(3)	(680)	(1,552)
Preferred stock issued, net of issuance costs	—	339	948
Dividends on preferred stock	(104)	(89)	(44)
Treasury stock acquired in connection with share repurchases	(488)	(499)	(473)
Financing element on certain derivative instruments and other derivative related transactions, net	(185)	(368)	(948)
Other, net	(16)	(86)	(46)
Net cash provided by (used in) financing activities	9,068	11,858	6,186
Change in cash, cash equivalents and restricted cash	(359)	366	1,231
Cash, cash equivalents and restricted cash, beginning of year	4,474	4,108	2,877
Cash, cash equivalents and restricted cash, end of year	$4,115	$4,474	$4,108
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$152	$160	$186
Income tax	$44	$103	$(100)
Non-cash transactions:
Transfer of mortgage loans to affiliates	$95	$—	$—
Transfer of limited partnerships and limited liability companies from affiliates	$99	$—	$—
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial” or the “Company”) is a holding company formed in 2016 to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former retail segment until becoming a separate, publicly-traded company in August 2017. Brighthouse Financial is one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into three segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Policyholder account balances primarily relate to customer deposits on universal life insurance and deferred annuity contracts and are equal to the sum of deposits, plus interest credited, less charges and withdrawals. The Company may also hold additional liabilities for certain guaranteed benefits related to these contracts.
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
Premiums, policy fees, policyholder benefits and expenses are reported net of reinsurance.
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
If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in other liabilities and deposits made are included in premiums, reinsurance and other receivables. As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as other revenues or other expenses, as appropriate.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of the reinsurance agreements. Under certain reinsurance agreements, the Company withholds the funds rather than transferring the underlying investments and, as a result, records a funds withheld liability in other liabilities. The Company recognizes interest on funds withheld, included in other expenses, at rates defined by the terms of the agreement which may be contractually specified or directly related to the investment portfolio. Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld.
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
Investments
Net Investment Income and Net Investment Gains (Losses)
Income from investments is reported in net investment income, unless otherwise stated herein. Gains and losses on sales of investments, impairment losses and changes in valuation allowances are reported in net investment gains (losses), unless otherwise stated herein.
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
Short-term Investments
Short-term investments include securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase and are stated at estimated fair value or amortized cost, which approximates estimated fair value. The Company’s short-term investments generally involve large dollar amounts that turn over quickly and have short maturities. For the year ended December 31, 2022, gross cash receipts from sales and purchases of short-term investments were $4.9 billion and $4.1 billion, respectively.
Other Invested Assets
Other invested assets consist principally of freestanding derivatives with positive estimated fair values which are described in “— Derivatives” below.
Securities Lending Program
Securities lending transactions whereby blocks of securities are loaned to third parties, primarily brokerage firms and commercial banks, are treated as financing arrangements and the associated liability is recorded at the amount of cash received. Income and expenses associated with securities lending transactions are reported as investment income and investment expense, respectively, in net investment income.

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
Funding Agreements
The Company established liabilities for funding agreements associated with the Company’s institutional spread margin business, which are equal to the unpaid principal balance, adjusted for any unamortized premium or discount. Liabilities related to funding agreements are reported in policyholder account balances.
Derivatives
Freestanding Derivatives
Freestanding derivatives are carried at estimated fair value on the Company’s balance sheet either as assets in other invested assets or as liabilities in other liabilities. The Company does not offset the estimated fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Embedded Derivatives
The Company has certain insurance and reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include: variable annuities with guaranteed minimum benefits, including GMWBs, GMABs and certain GMIBs; index-linked annuities that are directly written or assumed through reinsurance; and ceded reinsurance of variable annuity GMIBs. Embedded derivatives within asset host contracts are reported in premiums, reinsurance and other receivables. Embedded derivatives within liability host contracts are reported in policyholder account balances. Changes in the estimated fair value of the embedded derivative are reported in net derivative gains (losses).
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
Separate Accounts
Separate accounts underlying the Company’s variable life and annuity contracts are reported at fair value. Assets in separate accounts supporting the contract liabilities are legally insulated from the Company’s general account liabilities. Investments in these separate accounts are directed by the contract holder and all investment performance, net of contract fees and assessments, is passed through to the contract holder. Investment performance and the corresponding amounts credited to contract holders of such separate accounts are offset in the same line on the statements of operations.
Separate accounts that do not pass all investment performance to the contract holder, including those underlying certain index-linked annuities, are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses. The accounting for investments in these separate accounts is consistent with the methodologies described herein for similar financial instruments held in the general account.
The Company receives asset-based distribution and service fees from mutual funds available to the variable life and annuity contract holders as investment options in its separate accounts. These fees are recognized in the period in which the related services are performed and are included in other revenues.
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Company’s separation from MetLife (“Separation”) have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.
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
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021, and preceding the tax year exceeds $1 billion. The Inflation Reduction Act also establishes a one percent excise tax on stock repurchases made by publicly traded U.S. corporations. Both provisions are effective for tax years beginning after December 31, 2022. The Company elects not to consider any future effects resulting from potential applicability of the CAMT when assessing the valuation allowance for regular deferred taxes.
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded on the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included in other liabilities and are charged to earnings in the period that such determination is made.
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax expense.
Litigation and Other Loss Contingencies
The Company is a party to or involved in a number of legal disputes, including litigation matters and disputes or other matters involving third parties (e.g., vendors, reinsurers or tax or other authorities), and are subject in the ordinary course to a number of regulatory examinations and investigations. The Company reviews relevant information with respect to litigation and other loss contingencies related to these matters and establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred.
In matters where it is not probable, but it is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of a reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.
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
Brighthouse Services, LLC (“Brighthouse Services”) sponsors qualified and non-qualified defined contribution plans, and New England Life Insurance Company (“NELICO”) sponsors certain frozen defined benefit pension and postretirement plans. NELICO recognizes the funded status of each of its pension plans, measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation (“PBO”) for pension benefits in other assets or other liabilities. Brighthouse Services and NELICO are both indirect wholly-owned subsidiaries.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted as of December 31, 2022.
Future Adoption of New Accounting Pronouncements
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)). LDTI is effective for fiscal years beginning after January 1, 2023. LDTI will result in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts will be classified and reported separately on the consolidated balance sheets as market risk benefits (“MRB”). MRBs will be measured at fair value through net income and reported separately on the consolidated statements of operations, except for instrument-specific credit risk changes, which will be recognized in OCI.
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
(5) There will be a significant increase in required disclosures, including disaggregated roll-forwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgements used to measure those balances.
LDTI will be applied to the earliest period reported in the financial statements, making the transition date January 1, 2021. The MRB changes are required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization will be applied to existing carrying amounts on the transition date.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
LDTI will have a significant impact on the Company’s financial statements upon adoption and is expected to change the pattern and market sensitivity of the Company’s earnings after the transition date. The most significant impact will be the requirement that all variable annuity guarantees be considered MRBs and measured at fair value, because a significant amount of variable annuity guarantees are classified as insurance liabilities under current GAAP. The impacts to the financial statements are highly dependent on market conditions, especially interest rates.
The Company estimates the impact of LDTI adoption as of January 1, 2021 (the transition date) will be to reduce opening stockholders’ equity by $8 billion — $10 billion, and total stockholders’ equity excluding accumulated other comprehensive income by $5 billion — $6 billion. The impact of LDTI to total stockholders’ equity as of December 31, 2021 is estimated to be a reduction of $6 billion — $8 billion, and a reduction to total stockholders’ equity excluding accumulated other comprehensive income of $3 billion — $4 billion. The impact of LDTI on net income for the year ended December 31, 2021 is estimated to be an increase of $1 billion — $2 billion. The changes from the adoption of LDTI are primarily driven by the MRB changes and to a lesser extent the requirement to update the discount rate quarterly in the measurement of the liability for traditional long-duration contracts. Based on prevailing interest rates at December 31, 2022, the Company expects the impact of LDTI to total stockholders’ equity as of December 31, 2022 to be significantly lower as compared to such impact as of December 31, 2021.
The Company has made significant progress toward adopting the new guidance, including updating systems, validating computations, establishing proper controls, finalizing accounting policies and preparing financial disclosures. Implementation remains in process as of December 31, 2022 as the Company continues to refine its internal controls and processes in advance of formal implementation for the reporting of first quarter of 2023 results.
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
•Amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets; and
•Amortization of DAC and VOBA related to (i) net investment gains (losses), (ii) net derivative gains (losses) and (iii) GMIB Fees and GMIB Costs.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,134	$23	$(367)	$(6)	$784
Provision for income tax expense (benefit)	208	1	(78)	(113)	18
Post-tax adjusted earnings	926	22	(289)	107	766
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	104	104
Adjusted earnings	$926	$22	$(289)	$(2)	657
Adjustments for:
Net investment gains (losses)					(248)
Net derivative gains (losses)					304
Other adjustments to net income (loss)					(1,012)
Provision for income tax (expense) benefit					200
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(99)

Interest revenue	$2,261	$426	$1,166	$356
Interest expense	$—	$—	$—	$153

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Annuities	$4,871	$5,216	$4,563
Life	1,137	1,491	1,334
Run-off	1,808	2,557	1,938
Corporate & Other	430	181	156
Adjustments	227	(2,303)	512
Total	$8,473	$7,142	$8,503
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2022	2021
	(In millions)
Annuities	$151,387	$178,700
Life	22,556	24,514
Run-off	27,792	37,055
Corporate & Other	23,845	19,571
Total	$225,580	$259,840
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Annuity products	$2,855	$3,252	$3,010
Life insurance products	1,414	1,527	1,619
Other products	10	10	13
Total	$4,279	$4,789	$4,642
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2022, 2021 and 2020.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

3. Insurance
Insurance Liabilities
Insurance liabilities are comprised of future policy benefits, policyholder account balances and other policy-related balances included on the consolidated balance sheets.
Assumptions for Future Policyholder Benefits and Policyholder Account Balances
For term and non-participating whole life insurance, assumptions for mortality and persistency are based upon the Company’s experience. Interest rate assumptions for the aggregate future policy benefit liabilities range from 3% to 9%. The liability for single premium immediate annuities is based on the present value of expected future payments using the Company’s experience for mortality assumptions, with interest rate assumptions used in establishing such liabilities ranging from 0% to 9%.
Participating whole life insurance uses an interest assumption based upon non-forfeiture interest rate, ranging from    4% to 5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2022 and 2021, and 40%, 39% and 40% of gross traditional life insurance premiums for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the liabilities for guarantees (excluding policyholder account balances and embedded derivatives) relating to variable annuity contracts and universal and variable life insurance contracts was as follows:

	Variable Annuity Contracts		Universal and Variable Life Contracts
	GMDBs	GMIBs	Secondary Guarantees	Total
	(In millions)
Direct
Balance at January 1, 2020	$1,620	$3,237	$5,590	$10,447
Incurred guaranteed benefits	129	1,133	1,244	2,506
Paid guaranteed benefits	(103)	—	(169)	(272)
Balance at December 31, 2020	1,646	4,370	6,665	12,681
Incurred guaranteed benefits	295	(29)	688	954
Paid guaranteed benefits	(78)	—	(275)	(353)
Balance at December 31, 2021	1,863	4,341	7,078	13,282
Incurred guaranteed benefits	531	670	261	1,462
Paid guaranteed benefits	(60)	—	(434)	(494)
Balance at December 31, 2022	$2,334	$5,011	$6,905	$14,250
Net Ceded/(Assumed)
Balance at January 1, 2020	$9	$—	$1,083	$1,092
Incurred guaranteed benefits	96	—	102	198
Paid guaranteed benefits	(101)	—	(39)	(140)
Balance at December 31, 2020	4	—	1,146	1,150
Incurred guaranteed benefits	71	—	102	173
Paid guaranteed benefits	(76)	—	(39)	(115)
Balance at December 31, 2021	(1)	—	1,209	1,208
Incurred guaranteed benefits	38	—	178	216
Paid guaranteed benefits	(38)	—	(75)	(113)
Balance at December 31, 2022	$(1)	$—	$1,312	$1,311
Net
Balance at January 1, 2020	$1,611	$3,237	$4,507	$9,355
Incurred guaranteed benefits	33	1,133	1,142	2,308
Paid guaranteed benefits	(2)	—	(130)	(132)
Balance at December 31, 2020	1,642	4,370	5,519	11,531
Incurred guaranteed benefits	224	(29)	586	781
Paid guaranteed benefits	(2)	—	(236)	(238)
Balance at December 31, 2021	1,864	4,341	5,869	12,074
Incurred guaranteed benefits	493	670	83	1,246
Paid guaranteed benefits	(22)	—	(359)	(381)
Balance at December 31, 2022	$2,335	$5,011	$5,593	$12,939

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Information regarding the Company’s guarantee exposure was as follows at:

	December 31,
	2022				2021
	In the Event of Death		At Annuitization		In the Event of Death		At Annuitization
	(Dollars in millions)
Annuity Contracts (1), (2)
Variable Annuity Guarantees
Total account value (3)	$82,410		$43,873		$109,968		$59,735
Separate account value	$77,653		$42,765		$105,023		$58,555
Net amount at risk	$16,504	(4)	$4,991	(5)	$6,361	(4)	$5,240	(5)
Average attained age of contract holders	72 years		71 years		71 years		70 years

	December 31,
	2022	2021
	Secondary Guarantees
	(Dollars in millions)
Universal Life Contracts
Total account value (3)	$5,242	$5,518
Net amount at risk (6)	$65,473	$67,248
Average attained age of policyholders	69 years	68 years

Variable Life Contracts
Total account value (3)	$3,835	$4,785
Net amount at risk (6)	$18,045	$18,857
Average attained age of policyholders	53 years	52 years
_______________
(1)The Company’s annuity contracts with guarantees may offer more than one type of guarantee in each contract. Therefore, the amounts listed above may not be mutually exclusive.
(2)Includes direct business, but excludes offsets from hedging or reinsurance, if any. Therefore, the net amount at risk reported reflects the economic exposures of living and death benefit guarantees associated with variable annuities, but not necessarily their impact on the Company. See Note 5 for a discussion of guaranteed minimum benefits which have been reinsured.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance (continued)
Account balances of contracts with guarantees were invested in separate account asset classes as follows at:

	December 31,
	2022	2021
	(In millions)
Fund Groupings:
Balanced	$47,095	$64,449
Equity	25,237	34,894
Bond	7,347	9,297
Money Market	15	15
Total	$79,694	$108,655
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $5.5 billion and $4.7 billion at December 31, 2022 and 2021, respectively.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company had obligations outstanding under this program of $3.9 billion and $900 million at December 31, 2022 and 2021, respectively. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). The Company had obligations outstanding under this program of $700 million and $125 million at December 31, 2022 and 2021, respectively. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac have been granted liens on certain assets to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac. See Note 6 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company has obligations outstanding under inactive funding agreement programs of $525 million and $634 million at December 31, 2022 and 2021, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
4. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DAC:
Balance at January 1,	$4,847	$4,407	$4,946
Capitalizations	425	493	408
Amortization related to net investment gains (losses) and net derivative gains (losses)	(401)	61	95
All other amortization	(489)	(212)	(833)
Total amortization	(890)	(151)	(738)
Unrealized investment gains (losses)	690	98	(209)
Balance at December 31,	5,072	4,847	4,407
VOBA:
Balance at January 1,	530	504	502
Amortization	(66)	7	(28)
Unrealized investment gains (losses)	123	19	30
Balance at December 31,	587	530	504
Total DAC and VOBA:
Balance at December 31,	$5,659	$5,377	$4,911
The estimated future VOBA amortization expense to be reported in other expenses for the next five years is $58 million in 2023, $52 million in 2024, $46 million in 2025, $41 million in 2026 and $37 million in 2027.
Information regarding DSI was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
DSI:
Balance at January 1,	$307	$310	$379
Capitalization	1	1	2
Amortization	(15)	(4)	(71)
Balance at December 31,	$293	$307	$310
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2022, the Company had $6.5 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.
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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2022 and 2021 were not significant. The Company had $6.3 billion and $6.0 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2022 and 2021, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $10 million on its reinsurance recoverable balances at both December 31, 2022 and 2021.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
At December 31, 2022, the Company had $18.0 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $15.7 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $4.3 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2021, the Company had $15.1 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $13.0 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.1 billion of net ceded reinsurance recoverables which were unsecured.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Premiums
Direct premiums	$1,359	$1,440	$1,509
Reinsurance assumed	6	(12)	10
Reinsurance ceded	(703)	(721)	(753)
Net premiums	$662	$707	$766
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$3,818	$4,211	$4,022
Reinsurance assumed	46	44	48
Reinsurance ceded	(723)	(619)	(607)
Net universal life and investment-type product policy fees	$3,141	$3,636	$3,463
Other revenues
Direct other revenues	$293	$373	$351
Reinsurance assumed	2	4	16
Reinsurance ceded	181	69	46
Net other revenues	$476	$446	$413
Policyholder benefits and claims
Direct policyholder benefits and claims	$6,149	$4,984	$7,545
Reinsurance assumed	100	100	103
Reinsurance ceded	(2,084)	(1,641)	(1,937)
Net policyholder benefits and claims	$4,165	$3,443	$5,711
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2022				2021
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$639	$—	$18,627	$19,266	$634	$(9)	$15,469	$16,094
Liabilities
Future policy benefits	$41,464	$105	$—	$41,569	$43,682	$125	$—	$43,807
Policyholder account balances	$70,642	$4,194	$—	$74,836	$63,163	$3,688	$—	$66,851
Other policy-related balances	$1,783	$1,617	$—	$3,400	$1,813	$1,644	$—	$3,457
Other liabilities	$5,567	$10	$1,479	$7,056	$3,245	$32	$1,227	$4,504

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $6.0 billion and $3.2 billion at December 31, 2022 and 2021, respectively. The deposit liabilities on reinsurance were $3.8 billion and $3.3 billion at December 31, 2022 and 2021, respectively.
6. Investments
See Notes 1 and 8 for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2022					December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$36,926	$1	$203	$4,521	$32,607	$35,326	$2	$3,946	$189	$39,081
Foreign corporate	12,471	1	38	1,932	10,576	10,916	7	906	109	11,706
U.S. government and agency	8,318	—	300	602	8,016	7,301	—	2,066	60	9,307
RMBS	8,431	2	44	945	7,528	8,878	—	432	51	9,259
CMBS	7,324	3	—	710	6,611	6,976	2	333	25	7,282
ABS	5,652	—	3	296	5,359	4,261	—	33	14	4,280
State and political subdivision	4,074	—	125	400	3,799	3,995	—	846	6	4,835
Foreign government	1,148	—	39	106	1,081	1,593	—	244	5	1,832
Total fixed maturity securities	$84,344	$7	$752	$9,512	$75,577	$79,246	$11	$8,806	$459	$87,582
The Company did not hold non-income producing fixed maturity securities at December 31, 2022. The Company held non-income producing fixed maturity securities with an estimated fair value of $3 million at December 31, 2021.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2022:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,024	$13,740	$17,011	$31,162	$21,407	$84,344
Estimated fair value	$1,009	$13,011	$15,033	$27,026	$19,498	$75,577
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

	December 31, 2022				December 31, 2021
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$24,509	$3,351	$3,979	$1,170	$5,131	$113	$888	$76
Foreign corporate	8,260	1,413	1,601	519	2,044	62	326	47
U.S. government and agency	3,121	265	1,147	337	1,716	40	222	20
RMBS	4,731	497	2,246	448	3,488	51	32	—
CMBS	5,589	543	970	167	1,401	21	95	4
ABS	3,347	159	1,733	137	2,459	13	93	1
State and political subdivision	2,041	317	247	83	356	6	7	—
Foreign government	777	99	21	7	278	4	18	1
Total fixed maturity securities	$52,375	$6,644	$11,944	$2,868	$16,873	$310	$1,681	$149
Total number of securities in an unrealized loss position	7,309		2,049		2,454		369
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $602 million and $534 million at December 31, 2022 and 2021, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $7 million, relating to twenty-one securities at December 31, 2022. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $7 million and $11 million at December 31, 2022 and 2021, respectively. During the period, the change in allowance for fixed maturity securities by sector was immaterial. The Company recorded total write-offs of $10 million and $5 million for December 31, 2022 and 2021, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2022		2021
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,574	59.2%	$12,187	61.4%
Agricultural	4,365	19.0	4,163	21.0
Residential	5,116	22.3	3,623	18.2
Total mortgage loans (1)	23,055	100.5	19,973	100.6
Allowance for credit losses	(119)	(0.5)	(123)	(0.6)
Total mortgage loans, net	$22,936	100.0%	$19,850	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $2.2 billion and $2.1 billion for the years ended December 31, 2022 and 2021, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $115 million and $95 million at December 31, 2022 and 2021, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1, 2020	$27	$17	$22	$66
Current period provision	17	(2)	13	28
Balance at December 31, 2020	44	15	35	94
Current period provision	23	(3)	7	27
PCD credit allowance	—	—	2	2
Balance at December 31, 2021	67	12	44	123
Current period provision	5	3	11	19
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance at December 31, 2022	$49	$15	$55	$119

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
PCD Mortgage Loans
Purchases of PCD mortgage loans are summarized as follows:

	December 31,
	2022	2021
	(In millions)
Purchase price	$62	$462
Allowance at acquisition date	—	2
Discount or premium attributable to other factors	7	(29)
Par value	$69	$435
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2022	2021	2020	2019	2018	Prior	Total
	(In millions)
December 31, 2022
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$1,916	$2,819	$405	$1,493	$888	$3,627	$11,148
65% to 75%	503	354	—	271	367	425	1,920
76% to 80%	—	18	40	90	65	48	261
Greater than 80%	—	—	—	25	57	163	245
Total commercial mortgage loans	2,419	3,191	445	1,879	1,377	4,263	13,574
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	532	1,163	420	496	643	740	3,994
65% to 75%	148	90	59	56	1	16	370
Greater than 80%	—	—	—	—	1	—	1
Total agricultural mortgage loans	680	1,253	479	552	645	756	4,365
Residential mortgage loans
Performing	1,266	1,745	167	215	168	1,491	5,052
Nonperforming	4	8	—	2	1	49	64
Total residential mortgage loans	1,270	1,753	167	217	169	1,540	5,116
Total	$4,369	$6,197	$1,091	$2,648	$2,191	$6,559	$23,055

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)

	2021	2020	2019	2018	2017	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2022		2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,157	89.6%	$10,289	84.4%
1.00x - 1.20x	590	4.3	596	4.9
Less than 1.00x	827	6.1	1,302	10.7
Total	$13,574	100.0%	$12,187	100.0%
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2022 and 2021. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,574	$4,346	$5,041	$22,961	$12,187	$4,163	$3,550	$19,900
30-59 days past due	—	—	11	11	—	—	14	14
60-89 days past due	—	—	16	16	—	—	14	14
90-179 days past due	—	3	31	34	—	—	29	29
180+ days past due	—	16	17	33	—	—	16	16
Total	$13,574	$4,365	$5,116	$23,055	$12,187	$4,163	$3,623	$19,973
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2022	$11	$3	$64	$78
December 31, 2021	$—	$—	$59	$59
_______________
(1)All mortgage loans in nonaccrual status had an allowance for credit losses at both December 31, 2022 and 2021.
Current period investment income on mortgage loans in nonaccrual status was $2 million and $1 million for the years ended December 31, 2022 and 2021, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Each modification is evaluated to determine if a TDR has occurred. A modification is a TDR when the borrower is in financial difficulty and the creditor makes concessions. Generally, the types of concessions may include reducing the amount of debt owed, reducing the contractual interest rate, extending the maturity date at an interest rate lower than current market interest rates and/or reducing accrued interest. The Company did not have a significant amount of mortgage loans modified in a TDR during both years ended December 31, 2022 and 2021.
Other Invested Assets
Over 80% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, FHLB stock, tax credit and renewable energy partnerships and leveraged leases.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Leveraged Leases
The carrying value of leveraged leases was $48 million and $49 million at December 31, 2022 and 2021, respectively. The allowance for credit losses was $13 million at both December 31, 2022 and 2021. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to 10 years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2022 and 2021, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on DAC, VOBA and future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Fixed maturity securities	$(8,760)	$8,347	$11,968
Derivatives	638	329	173
Other	3	(29)	(16)
Subtotal	(8,119)	8,647	12,125
Amounts allocated from:
Future policy benefits	916	(2,903)	(4,313)
DAC and VOBA	410	(403)	(520)
Subtotal	1,326	(3,306)	(4,833)
Deferred income tax benefit (expense)	1,427	(1,121)	(1,531)
Net unrealized investment gains (losses)	$(5,366)	$4,220	$5,761
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$4,220	$5,761	$3,283
Unrealized investment gains (losses) during the year	(16,766)	(3,478)	4,936
Unrealized investment gains (losses) relating to:
Future policy benefits	3,819	1,410	(1,621)
DAC and VOBA	813	117	(179)
Deferred income tax benefit (expense)	2,548	410	(658)
Balance at December 31,	$(5,366)	$4,220	$5,761
Change in net unrealized investment gains (losses)	$(9,586)	$(1,541)	$2,478
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2022 and 2021.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2022	2021
	(In millions)
Securities on loan: (1)
Amortized cost	$3,995	$3,573
Estimated fair value	$3,638	$4,539
Cash collateral received from counterparties (2)	$3,731	$4,611
Securities collateral received from counterparties (3)	$—	$2
Reinvestment portfolio — estimated fair value	$3,603	$4,730
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
(3)Securities collateral received from counterparties may not be sold or re-pledged, unless the counterparty is in default, and is not reported on the consolidated financial statements.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2022				December 31, 2021
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$640	$1,527	$984	$3,151	$1,094	$2,125	$1,391	$4,610
U.S. corporate	2	410	—	412	1	—	—	1
Foreign corporate	—	152	—	152	—	—	—	—
Foreign government	—	16	—	16	—	—	—	—
Total	$642	$2,105	$984	$3,731	$1,095	$2,125	$1,391	$4,611
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2022 was $627 million, comprised of U.S. government and agency and U.S. corporate securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including ABS, agency RMBS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 56% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2022. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2022	2021
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,999	$10,000
Invested assets held in trust (reinsurance agreements) (2)	5,621	6,029
Invested assets pledged as collateral (3)	13,920	5,116
Total invested assets on deposit, held in trust and pledged as collateral	$27,540	$21,145
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $21 million and $25 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2022 and 2021, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $240 million and $119 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2022 and 2021, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $201 million and $70 million at redemption value at December 31, 2022 and 2021, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.8 billion at December 31, 2022. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.6 billion at December 31, 2022. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2022, 2021 and 2020. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2022, 2021 and 2020. Aggregate total assets of these entities totaled $880.1 billion and $811.9 billion at December 31, 2022 and 2021, respectively. Aggregate total liabilities of these entities totaled $109.3 billion and $103.2 billion at December 31, 2022 and 2021, respectively. Aggregate net income (loss) of these entities totaled ($12.8) billion, $22.6 billion and $37.7 billion for the years ended December 31, 2022, 2021 and 2020, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2022 or 2021.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2022		2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,896	$17,471	$16,472	$15,802
Limited partnerships and LLCs	4,136	5,491	3,679	5,115
Total	$20,032	$22,962	$20,151	$20,917
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Investment income:
Fixed maturity securities	$3,077	$2,832	$2,700
Equity securities	3	5	6
Mortgage loans	842	689	666
Policy loans	64	65	56
Limited partnerships and LLCs (1)	263	1,391	240
Cash, cash equivalents and short-term investments	72	5	49
Other	69	44	54
Total investment income	4,390	5,031	3,771
Less: Investment expenses	252	150	170
Net investment income	$4,138	$4,881	$3,601
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $170 million, $1.3 billion and $225 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Fixed maturity securities	$(192)	$(21)	$297
Equity securities	(14)	—	—
Mortgage loans	(20)	(27)	(27)
Limited partnerships and LLCs	(20)	—	(3)
Other	(2)	(11)	11
Total net investment gains (losses)	$(248)	$(59)	$278
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($17) million, $1 million and $7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Proceeds	$6,640	$6,329	$3,218
Gross investment gains	$52	$99	$390
Gross investment losses	(236)	(103)	(78)
Net investment gains (losses)	$(184)	$(4)	$312

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

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
Interest rate floors: The Company uses interest rate floors to protect against a decline in interest rates on floating rate assets in the Company’s institutional spread margin business. Interest rate floors are used in non-qualifying hedging relationships.
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
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives held were as follows at:

		December 31,
		2022			2021
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$60	$—	$12	$180	$30	$—
Foreign currency swaps	Foreign currency exchange rate	4,026	596	8	3,282	229	22
Total qualifying hedges		4,086	596	20	3,462	259	22
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	3,145	98	46	2,595	325	17
Interest rate floors	Interest rate	3,250	12	3	—	—	—
Interest rate caps	Interest rate	6,350	137	43	5,100	29	4
Interest rate options	Interest rate	28,688	22	232	8,050	83	—
Interest rate forwards	Interest rate	18,168	35	2,466	9,808	627	109
Foreign currency swaps	Foreign currency exchange rate	822	148	—	967	96	21
Foreign currency forwards	Foreign currency exchange rate	487	1	10	483	3	4
Credit default swaps — purchased	Credit	—	—	—	—	—	—
Credit default swaps — written	Credit	1,757	18	2	1,724	39	1
Credit default swaptions	Credit	100	—	—	150	—	—
Equity index options	Equity market	17,229	697	351	24,692	1,155	877
Equity variance swaps	Equity market	—	—	—	281	9	1
Equity total return swaps	Equity market	32,909	520	747	32,719	493	588
Hybrid options	Equity market	—	—	—	900	8	—
Total non-designated or non-qualifying derivatives		112,905	1,688	3,900	87,469	2,867	1,622
Embedded derivatives:
Ceded guaranteed minimum income benefits	Other	N/A	117	—	N/A	186	—
Direct index-linked annuities	Other	N/A	—	3,564	N/A	—	6,211
Direct guaranteed minimum benefits	Other	N/A	—	1,454	N/A	—	1,848
Assumed index-linked annuities	Other	N/A	—	369	N/A	—	437
Total embedded derivatives		N/A	117	5,387	N/A	186	8,496
Total		$116,991	$2,401	$9,307	$90,931	$3,312	$10,140

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2022 and 2021. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge embedded derivatives that do not qualify for hedge accounting because the changes in estimated fair value of the embedded derivatives are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2022
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$5	$—	$4	$(50)
Foreign currency exchange rate	13	(12)	53	381
Total cash flow hedges	18	(12)	57	331
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(4,001)	—	—	—
Foreign currency exchange rate	120	(48)	—	—
Credit	(2)	—	—	—
Equity market	590	—	—	—
Embedded	3,639	—	—	—
Total non-qualifying hedges	346	(48)	—	—
Total	$364	$(60)	$57	$331

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$(20)
Foreign currency exchange rate	10	(4)	36	191
Total cash flow hedges	12	(4)	39	171
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(717)	—	—	—
Foreign currency exchange rate	57	(7)	—	—
Credit	17	—	—	—
Equity market	(486)	—	—	—
Embedded	(1,341)	—	—	—
Total non-qualifying hedges	(2,470)	(7)	—	—
Total	$(2,458)	$(11)	$39	$171

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)

	Year Ended December 31, 2020
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$77
Foreign currency exchange rate	15	(7)	37	(129)
Total cash flow hedges	17	(7)	40	(52)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	3,565	—	—	—
Foreign currency exchange rate	(16)	(7)	—	—
Credit	18	—	—	—
Equity market	(1,367)	—	—	—
Embedded	(2,221)	—	—	—
Total non-qualifying hedges	(21)	(7)	—	—
Total	$(4)	$(14)	$40	$(52)
At December 31, 2022 and 2021, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was one year and two years, respectively.
At December 31, 2022 and 2021, the balance in AOCI associated with cash flow hedges was $638 million and $329 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2022			2021
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$544	2.2	$12	$589	2.4
Baa	8	1,185	5.0	27	1,131	5.0
Ba	2	24	4.0	—	—	0.0
Caa and Lower	(1)	4	3.0	(1)	4	4.0
Total	$16	$1,757	4.1	$38	$1,724	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2022
Derivative assets	$2,308	$(1,659)	$(640)	$9	$(6)	$3
Derivative liabilities	$3,919	$(1,659)	$(7)	$2,253	$(2,251)	$2
December 31, 2021
Derivative assets	$3,128	$(1,155)	$(1,494)	$479	$(413)	$66
Derivative liabilities	$1,632	$(1,155)	$—	$477	$(477)	$—
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Derivatives (continued)
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2022	2021
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,260	$477
Estimated Fair Value of Collateral Provided (2):
Fixed maturity securities	$4,894	$839
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third-party custodians.
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

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$31,418	$1,189	$32,607
Foreign corporate	—	9,978	598	10,576
U.S. government and agency	3,566	4,450	—	8,016
RMBS	—	7,514	14	7,528
CMBS	—	6,578	33	6,611
ABS	—	5,041	318	5,359
State and political subdivision	—	3,799	—	3,799
Foreign government	—	1,043	38	1,081
Total fixed maturity securities	3,566	69,821	2,190	75,577
Equity securities	35	27	27	89
Short-term investments	722	359	—	1,081
Derivative assets: (1)
Interest rate	—	304	—	304
Foreign currency exchange rate	—	716	29	745
Credit	—	10	8	18
Equity market	—	1,217	—	1,217
Total derivative assets	—	2,247	37	2,284
Embedded derivatives within asset host contracts (2)	—	—	117	117
Separate account assets	29	84,936	—	84,965
Total assets	$4,352	$157,390	$2,371	$164,113
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$2,802	$—	$2,802
Foreign currency exchange rate	—	18	—	18
Credit	—	—	2	2
Equity market	—	1,098	—	1,098
Total derivative liabilities	—	3,918	2	3,920
Embedded derivatives within liability host contracts (2)	—	—	5,387	5,387
Total liabilities	$—	$3,918	$5,389	$9,307

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)

	December 31, 2021
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$38,176	$905	$39,081
Foreign corporate	—	11,212	494	11,706
U.S. government and agency	3,236	6,071	—	9,307
RMBS	—	9,247	12	9,259
CMBS	—	7,239	43	7,282
ABS	—	4,115	165	4,280
State and political subdivision	—	4,835	—	4,835
Foreign government	—	1,806	26	1,832
Total fixed maturity securities	3,236	82,701	1,645	87,582
Equity securities	27	61	13	101
Short-term investments	1,503	336	2	1,841
Derivative assets: (1)
Interest rate	—	1,094	—	1,094
Foreign currency exchange rate	—	318	10	328
Credit	—	27	12	39
Equity market	—	1,649	16	1,665
Total derivative assets	—	3,088	38	3,126
Embedded derivatives within asset host contracts (2)	—	—	186	186
Separate account assets	41	114,423	—	114,464
Total assets	$4,807	$200,609	$1,884	$207,300
Liabilities
Derivative liabilities: (1)
Interest rate	$—	$130	$—	$130
Foreign currency exchange rate	—	47	—	47
Credit	—	—	1	1
Equity market	—	1,465	1	1,466
Total derivative liabilities	—	1,642	2	1,644
Embedded derivatives within liability host contracts (2)	—	—	8,496	8,496
Total liabilities	$—	$1,642	$8,498	$10,140
_______________
(1)Derivative assets are reported in other invested assets and derivative liabilities are reported in other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivatives within asset host contracts are reported in premiums, reinsurance and other receivables. Embedded derivatives within liability host contracts are reported in policyholder account balances.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period to period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2022.
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
The Company issues certain variable annuity products with guaranteed minimum benefits. GMABs, the non-life contingent portion of GMWBs and certain portions of GMIBs are accounted for as embedded derivatives and measured at estimated fair value separately from the host variable annuity contract. These embedded derivatives are classified in policyholder account balances, with changes in estimated fair value reported in net derivative gains (losses).
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
The Company issues and assumes through reinsurance index-linked annuities which allow the policyholder to participate in returns from equity indices. The crediting rates associated with these features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified in policyholder account balances.
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

					December 31, 2022			December 31, 2021			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Embedded derivatives
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.03%	-	12.62%	0.03%	-	12.62%	Decrease (1)
			•	Lapse rates	0.30%	-	14.50%	0.30%	-	14.50%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.25%	-	10.00%	0.25%	-	10.00%	(4)
			•	Long-term equity volatilities	16.46%	-	22.01%	16.44%	-	22.16%	Increase (5)
			•	Nonperformance risk spread	0.00%	-	1.98%	(0.38)%	-	1.49%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Net Embedded Derivatives (3)	Separate Account Assets (4)
	(In millions)
Balance, January 1, 2021	$688	$67	$—	$3	$—	$2	$(6,874)	$3
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(1)	—	—	—	—	1	(1,341)	—
Total realized/unrealized gains (losses) included in AOCI	(7)	—	—	—	—	12	—	—
Purchases (7)	951	202	26	10	2	20	—	—
Sales (7)	(53)	(12)	—	—	—	—	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(95)	—
Transfers into Level 3 (8)	52	—	—	—	—	—	—	—
Transfers out of Level 3 (8)	(231)	(37)	—	—	—	1	—	(3)
Balance, December 31, 2021	1,399	220	26	13	2	36	(8,310)	—
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	(5)	1	—	—	—	(9)	3,639	—
Total realized/unrealized gains (losses) included in AOCI	(266)	(23)	(10)	—	—	17	—	—
Purchases (7)	933	251	5	14	—	1	—	—
Sales (7)	(184)	(16)	(2)	—	(2)	(9)	—	—
Issuances (7)	—	—	—	—	—	—	—	—
Settlements (7)	—	—	—	—	—	—	(599)	—
Transfers into Level 3 (8)	94	33	19	—	—	—	—	—
Transfers out of Level 3 (8)	(184)	(101)	—	—	—	(1)	—	—
Balance, December 31, 2022	$1,787	$365	$38	$27	$—	$35	$(5,270)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2020 (9)	$(5)	$—	$—	$—	$—	$(4)	$(2,297)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (9)	$(2)	$—	$—	$—	$—	$(11)	$(874)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (9)	$3	$—	$—	$1	$—	$(1)	$3,334	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at December 31, 2020 (9)	$(3)	$1	$—	$—	$—	$(9)	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2021 (9)	$(6)	$—	$—	$—	$—	$12	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2022 (9)	$(268)	$(23)	$(10)	$—	$—	$17	$—	$—
Gains (Losses) Data for the year ended December 31, 2020:
Total realized/unrealized gains (losses) included in net income (loss) (5) (6)	$(6)	$—	$—	$—	$—	$9	$(2,221)	$—
Total realized/unrealized gains (losses) included in AOCI	$(3)	$1	$—	$—	$—	$(9)	$—	$—
_______________

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.
(3)Embedded derivative assets and liabilities are reported net for purposes of the rollforward.
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are not recorded in net income (loss). For the purpose of this disclosure, these changes are reported in net investment gains (losses).
(5)Amortization of premium/accretion of discount is included in net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,936	$—	$—	$20,816	$20,816
Policy loans	$1,282	$—	$515	$878	$1,393
Other invested assets	$213	$—	$201	$12	$213
Premiums, reinsurance and other receivables	$6,080	$—	$89	$6,141	$6,230
Liabilities
Policyholder account balances	$31,887	$—	$—	$30,942	$30,942
Long-term debt	$3,156	$—	$2,703	$—	$2,703
Other liabilities	$943	$—	$248	$695	$943
Separate account liabilities	$1,024	$—	$1,024	$—	$1,024

	December 31, 2021
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$19,850	$—	$—	$20,656	$20,656
Policy loans	$1,264	$—	$508	$1,148	$1,656
Other invested assets	$82	$—	$70	$12	$82
Premiums, reinsurance and other receivables	$3,242	$—	$20	$3,749	$3,769
Liabilities
Policyholder account balances	$23,637	$—	$—	$23,614	$23,614
Long-term debt	$3,157	$—	$3,504	$—	$3,504
Other liabilities	$854	$—	$138	$716	$854
Separate account liabilities	$1,440	$—	$1,440	$—	$1,440

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
			2022		2021
	Stated Interest Rate	Maturity	Face Value	Carrying Value	Face Value	Carrying Value
			(In millions)
Senior notes (1)	3.700%	2027	$757	$755	$757	$755
Senior notes (1)	5.625%	2030	615	614	615	614
Senior notes (1)	4.700%	2047	1,014	1,001	1,014	1,000
Senior notes (1)	3.850%	2051	400	396	400	396
Junior subordinated debentures (1)	6.250%	2058	375	364	375	363
Other long-term debt (2)	7.028%	2030	26	26	29	29
Total long-term debt (3)			$3,187	$3,156	$3,190	$3,157
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
(3)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $32 million and $33 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2022 and 2021, respectively.
The aggregate maturities of long-term debt at December 31, 2022 were $2 million in each of 2023 and 2024, $3 million in each of 2025 and 2026, $761 million in 2027, and $2.4 billion thereafter.
Unsecured senior notes rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $153 million, $163 million and $184 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in other expenses.
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Revolving Credit Facility (as defined below) contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company’ subsidiaries. At December 31, 2022, the Company was in compliance with these financial covenants.
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
Credit Facilities
Revolving Credit Facility
On April 15, 2022, BHF entered into a new revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “2022 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2022 Revolving Credit Facility refinanced and replaced BHF’s former $1.0 billion senior unsecured revolving credit facility that was scheduled to mature May 7, 2024. At December 31, 2022, there were no borrowings or letters of credit outstanding under the 2022 Revolving Credit Facility.
Term Loan Facility
During the second quarter of 2020, BHF used the aggregate net proceeds from the issuances of the 2030 Senior Notes and the Series B Depositary Shares (as defined in Note 10) to repay $1.0 billion of borrowings outstanding under an unsecured term loan facility and terminated the facility without penalty.
For the years ended December 31, 2022, 2021 and 2020, fees associated with these credit facilities were not significant.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. Effective December 31, 2022, with the explicit permission of the Delaware Commissioner, BRCD amended its financing agreement to increase the maximum facility from $12.0 billion to $15.0 billion. At December 31, 2022, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2022, 2021 and 2020, the Company recognized commitment fees of $26 million, $34 million and $30 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2022, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.0 billion for a term of up to three years. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2022, there were no borrowings under the Repurchase Facilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	December 31,
	2022			2021
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000	14,000	14,000	14,000
Not designated	99,929,900	—	—	99,929,900	—	—
Total	100,000,000	70,100	70,100	100,000,000	70,100	70,100
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
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Years Ended December 31,
	2022		2021		2020
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1,650.00	$28	$1,650.00	$28	$1,650.00	$28
B	$1,687.52	28	$1,687.52	27	$1,017.19	16
C	$1,343.76	31	$1,474.40	34	$—	—
D	$1,262.23	17	$—	—	$—	—
Total		$104		$89		$44
See Note 16 for information relating to preferred dividends declared subsequent to December 31, 2022.
Common Stock
Changes in common shares outstanding were as follows:

	Years Ended December 31,
	2022	2021	2020
Shares outstanding at beginning of year	77,870,072	88,211,618	106,027,301
Shares issued	639,980	510,919	354,652
Shares repurchased (1)	(10,231,984)	(10,852,465)	(18,170,335)
Shares outstanding at end of year	68,278,068	77,870,072	88,211,618
_______________
(1)Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
At December 31, 2022, book value per common share was $62.60.
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
During the years ended December 31, 2022, 2021 and 2020, BHF repurchased 10,000,026 shares, 10,703,165 shares and 18,097,084 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $488 million, $499 million and $473 million, respectively. At December 31, 2022, BHF had $293 million remaining under its common stock repurchase program.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance shares, performance share units (“PSU”), or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan (the “ESPP”). The aggregate number of authorized shares available for issuance at December 31, 2022 under the Company’s various share-based compensation plans was 5,605,876. The Company issues new shares to satisfy vested RSUs and PSUs, as well as stock option exercises.
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
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
RSUs	$13	$13	$15
PSUs	8	9	5
Employee stock purchase plan	1	1	1
Total share-based compensation expense	$22	$23	$21
Income tax benefit	$5	$5	$4
At December 31, 2022, unrecognized share-based compensation and the weighted average remaining recognition period was $4 million and 0.8 years, respectively, for RSUs and $7 million and 1.3 years, respectively, for PSUs.
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
For awards granted for performance periods in progress through December 31, 2022, the vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the performance factor at its discretion.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	724,577	$38.80	703,106	$39.01
Granted	314,957	$47.72	299,259	$48.06
Performance factor adjustment	—	$—	3,652	$38.97
Forfeited	(18,551)	$42.34	(11,002)	$44.41
Vested	(392,113)	$38.78	(186,466)	$38.97
Nonvested at December 31, 2022	628,870	$43.18	808,549	$42.30
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2021 and 2020, was $41.81 and $35.68, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2021 and 2020, was $41.26 and $35.84, respectively. The total fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020, was $15 million, $15 million and $10 million, respectively. The total fair value of PSUs that vested during the years ended December 31, 2022, 2021 and 2020, was $7 million, $4 million and $0, respectively.
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life. At December 31, 2022, there were 187,371 stock options outstanding and exercisable with a weighted average exercise price of $53.47 and aggregate intrinsic value of $0, which expire on February 29, 2028. During the year ended December 31, 2022, there were no stock options granted, exercised, forfeited or expired. During the years ended December 31, 2021 and 2020, no stock options were granted or exercised.
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchase common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2022, 2021 and 2020, employees purchased 74,734 shares, 73,999 shares and 117,950 shares, respectively. The weighted average per share fair value of the discount under the ESPP was $8.54, $10.06 and $8.34 during the years ended December 31, 2022, 2021 and 2020, respectively, which was recorded in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Statutory Financial Information
The states of domicile of the Company’s insurance subsidiaries impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). The requirements are used by regulators to assess the minimum amount of statutory capital needed for an insurance company to support its operations, based on its size and risk profile. RBC is based on the statutory financial statements and is calculated in a manner prescribed by the NAIC, with the RBC ratio equal to the total adjusted capital (“TAC”) divided by the applicable company action level. Companies below minimum RBC ratios are subject to corrective action. The RBC ratios for the Company’s insurance subsidiaries were each in excess of such minimums for all periods presented.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2022	2021	2020
		(In millions)
Brighthouse Life Insurance Company	Delaware	$1,373	$(156)	$(979)
New England Life Insurance Company	Massachusetts	$83	$40	$105
Statutory capital and surplus was as follows at:

	December 31,
Company	2022	2021
	(In millions)
Brighthouse Life Insurance Company	$6,349	$7,763
New England Life Insurance Company	$192	$139
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $10.7 billion and $8.6 billion for the years ended December 31, 2022 and 2021, respectively.
The statutory net income (loss) of BRCD was ($208) million, $543 million and $145 million for the years ended December 31, 2022, 2021 and 2020, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $696 million and $644 million at December 31, 2022 and 2021, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2023	2022	2021	2020
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company	$527	$—	$550	$1,250
New England Life Insurance Company	$84	$38	$44	$61
______________
(1)Reflects dividend amounts that may be paid during 2023 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2023, some or all of such dividends may require regulatory approval to the extent dividends were paid in 2022.
(2)Reflects all amounts paid, including those requiring regulatory approval.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Under New York insurance laws, Brighthouse Life Insurance Company of NY (“BHNY”) is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus)”, excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid from a source other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the NY Superintendent, and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the year ended December 31, 2022. During the year ended December 31, 2021, BRCD paid an extraordinary dividend in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million. During the year ended December 31, 2020, BRCD paid an extraordinary dividend in the form of invested assets of $423 million and the settlement of affiliated reinsurance balances of $177 million, which was approved by the Delaware Commissioner in December 2019. During each of the years ended December 31, 2022, 2021 and 2020, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2019	$3,111	$172	$(15)	$(28)	$3,240
OCI before reclassifications (2)	3,511	(52)	20	(14)	3,465
Deferred income tax benefit (expense) (3)	(737)	11	(13)	4	(735)
AOCI before reclassifications, net of income tax	5,885	131	(8)	(38)	5,970
Amounts reclassified from AOCI	(303)	(20)	—	1	(322)
Deferred income tax benefit (expense) (3)	64	4	—	—	68
Amounts reclassified from AOCI, net of income tax	(239)	(16)	—	1	(254)
Balance at December 31, 2020	5,646	115	(8)	(37)	5,716
OCI before reclassifications	(2,122)	171	1	(3)	(1,953)
Deferred income tax benefit (expense) (3)	446	(36)	—	—	410
AOCI before reclassifications, net of income tax	3,970	250	(7)	(40)	4,173
Amounts reclassified from AOCI	15	(15)	—	(1)	(1)
Deferred income tax benefit (expense) (3)	(3)	3	—	—	—
Amounts reclassified from AOCI, net of income tax	12	(12)	—	(1)	(1)
Balance at December 31, 2021	3,982	238	(7)	(41)	4,172
OCI before reclassifications	(12,681)	331	(22)	6	(12,366)
Deferred income tax benefit (expense) (3)	2,641	(47)	5	(1)	2,598
AOCI before reclassifications, net of income tax	(6,058)	522	(24)	(36)	(5,596)
Amounts reclassified from AOCI	238	(22)	—	2	218
Deferred income tax benefit (expense) (3)	(50)	4	—	—	(46)
Amounts reclassified from AOCI, net of income tax	188	(18)	—	2	172
Balance at December 31, 2022	$(5,870)	$504	$(24)	$(34)	$(5,424)
_______________
(1)See Note 6 for information on offsets to investments related to future policy benefits, DAC, VOBA and DSI.
(2)Includes $3 million related to the adoption of the allowance for credit losses guidance.
(3)The effects of income taxes on amounts recorded in AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2022	2021	2020
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(186)	$(4)	$318	Net investment gains (losses)
Net unrealized investment gains (losses)	(52)	(11)	(15)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(238)	(15)	303
Income tax (expense) benefit	50	3	(64)
Net unrealized investment gains (losses), net of income tax	(188)	(12)	239
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	5	2	2	Net derivative gains (losses)
Interest rate swaps	4	3	3	Net investment income
Foreign currency swaps	13	10	15	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	22	15	20
Income tax (expense) benefit	(4)	(3)	(4)
Gains (losses) on cash flow hedges, net of income tax	18	12	16
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	1	(1)
Amortization of defined benefit plans, before income tax	(2)	1	(1)
Amortization of defined benefit plans, net of income tax	(2)	1	(1)
Total reclassifications, net of income tax	$(172)	$1	$254
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
Other revenues consisted primarily of 12b-1 fees of $292 million, $360 million and $325 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Compensation	$351	$385	$346
Contracted services and other labor costs	296	280	281
Transition services agreements	58	124	127
Establishment costs	66	98	112
Premium and other taxes, licenses and fees	54	52	44
Separate account fees	407	508	466
Volume related costs, excluding compensation, net of DAC capitalization	512	682	625
Interest expense on debt	153	163	184
Debt repayment costs	—	75	43
Other	188	84	125
Total other expenses	$2,085	$2,451	$2,353
Capitalization of DAC
See Note 4 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 9 for attribution of interest expense by debt issuance.
12. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2022, 2021 and 2020, the total employer contributions for the qualified defined contribution plan were $18 million, $18 million and $17 million, respectively, and the total (benefit) expense recognition for the non-qualified defined contribution plans were ($2) million, $9 million and $7 million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $128 million and $174 million at December 31, 2022 and 2021, respectively. This plan was fully funded at December 31, 2022 and 2021 with assets in excess of the accumulated benefit obligation of $3 million and $8 million, respectively. The Company did not make any employer contributions to this qualified plan during 2022 or 2021.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $82 million and $105 million at December 31, 2022 and 2021, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $56 million and $69 million at December 31, 2022 and 2021, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Employee Benefit Plans (continued)
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife, whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. BHF established a receivable in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable under the EMA for future total estimated benefit payments, claims and premiums was $174 million and $194 million at December 31, 2022 and 2021, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
13. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Current:
Federal	$(65)	$32	$30
State and local	12	12	6
Subtotal	(53)	44	36
Deferred:
Federal	(129)	(149)	(399)
Provision for income tax expense (benefit)	$(182)	$(105)	$(363)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Tax provision at statutory rate	$(36)	$(44)	$(298)
Tax effect of:
Resolution of prior years	(76)	(4)	—
Dividends received deduction	(36)	(37)	(42)
Tax credits	(20)	(16)	(25)
Change in uncertain tax benefits	(15)	—	—
Return to provision	(6)	14	2
Adjustments to deferred tax	(2)	(48)	(5)
Change in valuation allowance	—	18	1
State tax, net of federal benefit	10	9	5
Other, net	(1)	3	(1)
Provision for income tax expense (benefit)	$(182)	$(105)	$(363)
Effective tax rate	106%	50%	26%

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2022	2021
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$1,426	$—
Net operating loss carryforwards	1,247	1,254
Investments, including derivatives	360	—
Tax credit carryforwards	183	151
Intangibles	40	42
Employee benefits	13	24
Other	29	6
Total deferred income tax assets	3,298	1,477
Less: Valuation allowance	19	19
Total net deferred income tax assets	3,279	1,458
Deferred income tax liabilities:
Policyholder liabilities and receivables	950	404
DAC	711	798
Net unrealized investment gains	—	1,122
Investments, including derivatives	—	196
Total deferred income tax liabilities	1,661	2,520
Net deferred income tax asset (liability)	$1,618	$(1,062)
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2022.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$2,012
Indefinite	3,924
$5,936
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2022.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2023-2026	$—	$18
2027-2031	—	121
2032-2036	5	26
2037-2041	13	—
Indefinite	—	—
	$18	$165

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
The Company believes that it is more likely than not that the benefit from certain tax credit carryforwards will not be realized. Accordingly, a valuation allowance of $18 million has been established on the deferred tax assets related to the tax credit carryforwards at December 31, 2022.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Balance at January 1,	$35	$35	$35
Additions for tax positions of prior years	6	—	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	(22)	—	—
Balance at December 31,	$19	$35	$35
Unrecognized tax benefits that, if recognized would impact the effective rate	$19	$35	$35
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2022, 2021 and 2020.
The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2017. Management believes it has established adequate tax liabilities, and final resolution of any audits for the years 2017 and forward is not expected to have a material impact on the Company’s consolidated financial statements.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Income Tax (continued)
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive, as partial consideration for its contribution of assets to BHF, future payments from BHF equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or is deemed to, realize as a result of the utilization of Brighthouse Financial, Inc. and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2022 and 2021, reported in other liabilities.
The Company also entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the year ended December 31, 2022, MetLife paid Brighthouse Financial $7 million, and for the years ended December 31, 2021 and 2020, Brighthouse Financial paid MetLife $81 million and $0, respectively, under the tax separation agreement. At December 31, 2022, there was a current income tax receivable of $19 million, and at December 31, 2021, there was a current income tax payable of $76 million related to this agreement.
14. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Years Ended December 31,
	2022	2021	2020
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(99)	$(197)	$(1,105)

Weighted average common shares outstanding — basic	72,970,249	83,783,664	95,350,822
Dilutive effect of share-based awards	—	—	—
Weighted average common shares outstanding — diluted	72,970,249	83,783,664	95,350,822

Earnings per common share:
Basic	$(1.36)	$(2.36)	$(11.58)
Diluted	$(1.36)	$(2.36)	$(11.58)
For the years ended December 31, 2022, 2021 and 2020, basic loss per common share equaled diluted loss per common share. The diluted shares were not utilized in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect. See Note 10 for further information on share-based compensation plans.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2022.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2022, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, the plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia; the motion was granted on January 23, 2023, and the third amended complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
Other Loss Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax or other authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed.

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
As of December 31, 2022, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $247 million and $719 million at December 31, 2022 and 2021, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.9 billion and $2.3 billion at December 31, 2022 and 2021, respectively.
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
The Company’s recorded liabilities were $1 million at both December 31, 2022 and 2021 for indemnities, guarantees and commitments.
16. Subsequent Event
Preferred Stock Dividend
On February 15, 2023, BHF declared a dividend of $412.50 per share on its Series A Preferred Stock, $421.88 per share on its Series B Preferred Stock, $335.94 per share on its Series C Preferred Stock and $289.06 per share on its Series D Preferred Stock for a total of $26 million, which will be paid on March 27, 2023 to stockholders of record as of March 10, 2023.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2022
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$8,318	$8,016	$8,016
State and political subdivision	4,074	3,799	3,799
Public utilities	3,650	3,199	3,199
Foreign government	1,148	1,081	1,081
All other corporate bonds	45,299	39,581	39,581
Total bonds	62,489	55,676	55,676
Mortgage-backed and asset-backed securities	21,407	19,498	19,498
Redeemable preferred stock	448	403	403
Total fixed maturity securities	84,344	75,577	75,577
Equity securities:
Non-redeemable preferred stock	43	37	37
Common stock:
Industrial, miscellaneous and all other	49	50	50
Banks, trust and insurance companies	1	—	—
Public utilities	—	2	2
Total equity securities	93	89	89
Mortgage loans	22,936		22,936
Policy loans	1,282		1,282
Limited partnerships and LLCs	4,775		4,775
Short-term investments	1,081		1,081
Other invested assets	2,852		2,852
Total investments	$117,363		$108,592
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

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2022 and 2021
(In millions, except share and per share data)

	2022	2021
Condensed Balance Sheets
Assets
Investments:
Short-term investments, principally at estimated fair value	$763	$1,168
Other invested assets, at estimated fair value	—	3
Investment in subsidiary	8,737	18,557
Total investments	9,500	19,728
Cash and cash equivalents	224	372
Premiums and other receivables	200	197
Current income tax recoverable	3	2
Deferred income tax asset	33	26
Other assets	5	2
Total assets	$9,965	$20,327
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$3,643	$3,840
Other liabilities	349	345
Total liabilities	3,992	4,185
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,153,422 and 121,513,442 shares issued, respectively; 68,278,068 and 77,870,072 shares outstanding, respectively	1	1
Additional paid-in capital	14,075	14,154
Retained earnings (deficit)	(637)	(642)
Treasury stock, at cost; 53,875,354 and 43,643,370 shares, respectively	(2,042)	(1,543)
Accumulated other comprehensive income (loss)	(5,424)	4,172
Total stockholders’ equity	5,973	16,142
Total liabilities and stockholders’ equity	$9,965	$20,327
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Condensed Statements of Operations
Revenues
Net investment income	$14	$1	$7
Other revenues	(3)	13	19
Net investment gains (losses)	(2)	2	—
Net derivative gains (losses)	(7)	2	8
Total revenues	2	18	34
Expenses
Debt repayment costs	—	77	43
Other expenses	168	179	211
Total expenses	168	256	254
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(166)	(238)	(220)
Provision for income tax expense (benefit)	(35)	(50)	(45)
Income (loss) before equity in earnings (losses) of subsidiaries	(131)	(188)	(175)
Equity in earnings (losses) of subsidiaries	136	80	(886)
Net income (loss)	5	(108)	(1,061)
Less: Preferred stock dividends	104	89	44
Net income (loss) available to common shareholders	$(99)	$(197)	$(1,105)
Comprehensive income (loss)	$(9,591)	$(1,652)	$1,415
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$5	$(108)	$(1,061)
Equity in (earnings) losses of subsidiaries	(136)	(80)	886
Distributions from subsidiary	—	310	1,468
Other, net	2	122	68
Net cash provided by (used in) operating activities	(129)	244	1,361
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	—	46	11
Purchases of fixed maturity securities	—	—	(12)
Cash received in connection with freestanding derivatives	41	7	—
Cash paid in connection with freestanding derivatives	(5)	(2)	—
Net change in short-term investments	408	162	(873)
Net cash provided by (used in) investing activities	444	213	(874)
Cash flows from financing activities
Long-term and short-term debt issued	961	1,464	1,764
Long-term and short-term debt repaid	(811)	(1,484)	(2,590)
Debt repayment costs	—	(71)	(37)
Preferred stock issued, net of issuance costs	—	339	948
Dividends on preferred stock	(104)	(89)	(44)
Treasury stock acquired in connection with share repurchases	(488)	(499)	(473)
Financing element on certain derivative instruments and other derivative related transactions, net	(7)	—	—
Other, net	(14)	(7)	(5)
Net cash provided by (used in) financing activities	(463)	(347)	(437)
Change in cash and cash equivalents	(148)	110	50
Cash and cash equivalents, beginning of year	372	262	212
Cash and cash equivalents, end of year	$224	$372	$262
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$155	$158	$184
Income tax	$(24)	$(86)	$(25)
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
1. Basis of Presentation
The condensed financial information of Brighthouse Financial, Inc. (the “Parent Company” or “BHF”) should be read in conjunction with the consolidated financial statements of Brighthouse Financial, Inc. and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for Brighthouse Financial, Inc. Investments in subsidiaries are accounted for using the equity method of accounting.
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
2. Investment in Subsidiary
During the year ended December 31, 2022, BHF received non-cash distributions of $350 million from Brighthouse Holdings, LLC (“BH Holdings”) and did not make any capital contributions to BH Holdings. The non-cash distributions received related to reductions of short-term intercompany loans of $250 million from Brighthouse Services, LLC to BH Holdings and of $100 million from BH Holdings to BHF.
During the years ended December 31, 2021 and 2020, BHF received cash distributions of $310 million and $1.5 billion, respectively, from BH Holdings and did not make any capital contributions to BH Holdings. Distributions received during the years ended December 31, 2021 and 2020 primarily related to $550 million and $1.3 billion, respectively, of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2022	2021
			(In millions)
Senior notes — unaffiliated	3.700%	2027	$755	$755
Senior notes — unaffiliated	5.625%	2030	614	614
Senior notes — unaffiliated	4.700%	2047	1,001	1,000
Senior notes — unaffiliated	3.850%	2051	396	396
Junior subordinated debentures — unaffiliated	6.250%	2058	364	363
Total long-term debt (1)			3,130	3,128
Short-term intercompany loans			513	712
Total long-term and short-term debt (1)			$3,643	$3,840
_______________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $32 million and $33 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2022 and 2021, respectively.
The aggregate maturities of long-term and short-term debt at December 31, 2022 were $513 million in 2023, $0 in each of 2024, 2025, and 2026, $757 million in 2027, and $2.4 billion thereafter.
Interest expense related to long-term and short-term debt of $155 million, $159 million and $183 million for the years ended December 31, 2022, 2021 and 2020, respectively, is included in other expenses.
Senior Notes and Junior Subordinated Debentures
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
Credit Facilities
See Note 9 of the Notes to the Consolidated Financial Statements for information regarding BHF’s credit facilities.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2022, 2021 and 2020, BHF borrowed $1.0 billion, $1.1 billion and $1.2 billion, respectively, from certain of its non-insurance subsidiaries and repaid $811 million, $805 million and $1.0 billion of such borrowings during the years ended December 31, 2022, 2021 and 2020, respectively. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2022, 2021 and 2020 was 3.73%, 0.05% and 0.05%, respectively.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During the years ended December 31, 2022, 2021 and 2020, there were no borrowings or repayments by BHF under these facilities.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2022 and 2021
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2022
Annuities	$4,682	$11,530	$54,865	$—	$82
Life	867	6,486	3,021	10	383
Run-off	4	19,537	6,787	—	254
Corporate & Other	106	7,416	10,163	6	—
Total	$5,659	$44,969	$74,836	$16	$719
2021
Annuities	$4,331	$10,423	$50,791	$—	$83
Life	947	6,302	3,083	10	398
Run-off	4	23,031	7,207	—	213
Corporate & Other	95	7,508	5,770	5	—
Total	$5,377	$47,264	$66,851	$15	$694
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2022, 2021 and 2020
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2022
Annuities	$2,421	$2,240	$2,749	$840	$1,417
Life	695	422	869	127	118
Run-off	613	1,146	1,796	—	293
Corporate & Other	74	330	190	(11)	257
Total	$3,803	$4,138	$5,604	$956	$2,085
2021
Annuities	$2,862	$2,207	$1,628	$111	$1,654
Life	784	671	927	22	180
Run-off	618	1,900	2,109	—	191
Corporate & Other	79	103	91	11	426
Total	$4,343	$4,881	$4,755	$144	$2,451
2020
Annuities	$2,656	$1,809	$2,452	$668	$1,554
Life	848	459	869	107	176
Run-off	641	1,263	3,422	—	186
Corporate & Other	84	70	60	(9)	437
Total	$4,229	$3,601	$6,803	$766	$2,353
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2022, 2021 and 2020
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2022
Life insurance in-force	$502,679	$144,647	$6,578	$364,610	1.8%
Insurance premium
Life insurance (1)	$1,157	$505	$6	$658	0.9%
Accident & health insurance	202	198	—	4	—%
Total insurance premium	$1,359	$703	$6	$662	0.9%
2021
Life insurance in-force	$524,398	$152,764	$7,341	$378,975	1.9%
Insurance premium
Life insurance (1)	$1,230	$516	$(12)	$702	(1.7)%
Accident & health insurance	210	205	—	5	—%
Total insurance premium	$1,440	$721	$(12)	$707	(1.7)%
2020
Life insurance in-force	$541,463	$164,336	$7,293	$384,420	1.9%
Insurance premium
Life insurance (1)	$1,289	$538	$10	$761	1.3%
Accident & health insurance	220	215	—	5	—%
Total insurance premium	$1,509	$753	$10	$766	1.3%
_______________
(1)Includes annuities with life contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 23, 2023

Item 9B. Other Information
On February 9, 2023, the Company furnished a Form 8-K containing: (i) a news release announcing its results for the quarter and year ended December 31, 2022 (the “News Release”) and (ii) a Financial Supplement for the quarter ended December 31, 2022 (the “Original Financial Supplement”). In finalizing its Annual Report on Form 10-K, the Company determined that Future Policy Benefits (“FPBs”) as of December 31, 2022 were overstated in the News Release and the Original Financial Supplement and the amount has been revised to be $41,569 million (from $42,216 million).
This change in FPBs also resulted in the following changes to our consolidated balance sheet as of December 31, 2022:
•Total liabilities decreased from $220,189 million to $219,542 million;
•Accumulated other comprehensive income (loss) (“AOCI”) changed from $(5,935) million to $(5,424) million;
•Total equity increased from $5,527 million to $6,038 million;
•Total Brighthouse Financial, Inc.’s stockholders’ equity increased from $5,462 million to $5,973 million; and
•Book value per common share increased from $55.11 to $62.60.
The change in FPBs also less significantly impacted certain other balance sheet items as of December 31, 2022, including: (i) deferred income tax assets; (ii) total assets; and (iii) total liabilities and equity.
The updates mentioned above are reflected in the Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K. An updated Financial Supplement is available on the Company’s Investor Relations website.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2023 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2023 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2023 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2023 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

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
3.1.1
Certificate of Designations of Brighthouse Financial, Inc. with respect to the 6.600% Non-Cumulative Preferred Stock, Series A, dated March 20, 2019, filed with the Secretary of State of the State of Delaware and effective March 20, 2019 (the “Series A Certificate of Designations”), is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed March 25, 2019 (our “March 25, 2019 8-K”).

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

3.2	Amended and Restated Bylaws of Brighthouse Financial, Inc., effective January 26, 2023, is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on January 30, 2023.
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

4.7	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.6.1).
4.8	Series A Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our March 25, 2019 8-K.
4.9	Series B Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our May 21, 2020 8-K.
4.10	Series C Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our November 20, 2020 8-K.
4.11	Series D Certificate of Designations, is incorporated by reference to Exhibit 4.4 to our November 22, 2021 8-K.
4.12
Deposit Agreement, dated as of March 25, 2019, among Brighthouse Financial, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively as depositary, and the holders from time to time of the depositary receipts described therein, is incorporated by reference to Exhibit 4.2 to our March 25, 2019 8-K.

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

4.16	Form of depositary receipt evidencing the Series A Depositary Shares (included as Exhibit A to Exhibit 4.12).
4.17	Form of depositary receipt evidencing the Series B Depositary Shares (included as Exhibit A to Exhibit 4.13).
4.18	Form of depositary receipt evidencing the Series C Depositary Shares (included as Exhibit A to Exhibit 4.14).
4.19	Form of depositary receipt evidencing the Series D Depositary Shares (included as Exhibit A to Exhibit 4.15).
4.20	Description of Securities, is incorporated by reference to Exhibit 4.20 to our Annual Report on Form 10-K, filed on February 24, 2022.
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

10.5.3#
Amendment Number Three to the Brighthouse Services, LLC Auxiliary Savings Plan, is incorporated by reference to Exhibit 10.5.3 to our Annual Report on Form 10-K, filed on February 24, 2021 (our “2020 Annual Report”).

10.6#
Amended and Restated Brighthouse Services, LLC Short-Term Incentive Plan, amended as of February 21, 2020, is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, filed February 26, 2020 (our “2019 Annual Report”).

10.7#	Brighthouse Services, LLC Voluntary Deferred Compensation Plan, effective January 1, 2018, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.
10.7.1#	Amendment Number One to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.11.1 to our 2017 Annual Report.

10.7.2#
Amendment Number Two to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K, filed February 26, 2019 (our “2018 Annual Report”).

10.7.3#	Amendment Number Three to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.7.3 to our 2020 Annual Report.
10.8#	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”), is incorporated by reference to Exhibit 10.10 to our 2019 Annual Report.
10.9#
Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”), is incorporated by reference to Exhibit 10.12 to our 2018 Annual Report.

10.10#	Brighthouse Financial, Inc. Employee Stock Purchase Plan (restated effective March 25, 2020), is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 7, 2020
10.11#	Form of Performance Share Unit Agreement (Employee Plan), is incorporated by reference to Exhibit 10.15 to our 2018 Annual Report.
10.12#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting, is incorporated by reference to Exhibit 10.17 to our 2018 Annual Report.
10.13#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with cliff vesting, is incorporated by reference to Exhibit 10.18 to our 2018 Annual Report.
10.14#	Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards granted before February 13, 2019, is incorporated by reference to Exhibit 10.6 to our May 24, 2018 8-K.
10.15#	Form of Non-Qualified Stock Option Agreement (Employee Plan) for awards granted on or after February 13, 2019, is incorporated by reference to Exhibit 10.20 to our 2018 Annual Report.
10.16#	Award Agreement Supplement (Employee Plan) for awards with ratable vesting, is incorporated by reference to Exhibit 10.22 to our 2018 Annual Report.
10.17#	Award Agreement Supplement (Employee Plan) for awards with cliff vesting, is incorporated by reference to Exhibit 10.23 to our 2018 Annual Report.
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

10.20#	Brighthouse Financial Blue Relocation Policy, as amended July 1, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.
10.21#	Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019.
10.22#	Brighthouse Services, LLC Change of Control Severance Pay Plan, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018.
10.23#	Brighthouse Services, LLC Limited Death Benefit Plan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 23, 2019.
10.24#	Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10.32 to our 2019 Annual Report.
10.25#*	Summary of Brighthouse Services, LLC ICOLI Supplemental Death Benefit Only Plan.
21.1*	List of Subsidiaries as of December 31, 2022.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:	/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Eric T. Steigerwalt
/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Edward A. Spehar
/s/ Kristine H. Toscano	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Kristine H. Toscano
/s/ Irene Chang Britt	Director	February 23, 2023
Irene Chang Britt
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 23, 2023
C. Edward Chaplin
/s/ Stephen C. Hooley	Director	February 23, 2023
Stephen C. Hooley
/s/ Carol D. Juel	Director	February 23, 2023
Carol D. Juel
/s/ Eileen A. Mallesch	Director	February 23, 2023
Eileen A. Mallesch
/s/ Diane E. Offereins	Director	February 23, 2023
Diane E. Offereins
/s/ Patrick J. Shouvlin	Director	February 23, 2023
Patrick J. Shouvlin
/s/ Paul M. Wetzel	Director	February 23, 2023
Paul M. Wetzel