Form 10-Q
period 2023-03-31
Brighthouse Financial, Inc.
filed 2023-05-09
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 5, 2023, 66,860,519 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2023 (Unaudited) and December 31, 2022 and for the Three Months Ended March 31, 2023 and 2022 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — ASU 2018-12 Transition	11
	Note 3 — Segment Information	13
	Note 4 — Insurance	16
	Note 5 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	23
	Note 6 — Investments	25
	Note 7 — Derivatives	36
	Note 8 — Fair Value	41
	Note 9 — Equity	50
	Note 10 — Other Revenues and Other Expenses	52
	Note 11 — Earnings Per Common Share	53
	Note 12 — Contingencies, Commitments and Guarantees	54
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	93
Item 4.	Controls and Procedures	97

Part II — Other Information
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	97
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 6.	Exhibits	99

Signature		100

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2023 (Unaudited) and December 31, 2022
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $84,693 and $84,344, respectively; allowance for credit losses of $5 and $7, respectively)	$77,685	$75,577
Equity securities, at estimated fair value	91	89
Mortgage loans (net of allowance for credit losses of $136 and $119, respectively)	22,823	22,936
Policy loans	1,273	1,282
Limited partnerships and limited liability companies	4,803	4,775
Short-term investments, principally at estimated fair value	1,386	1,081
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,229	2,852
Total investments	111,290	108,592
Cash and cash equivalents	3,685	4,115
Accrued investment income	985	885
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	18,967	18,548
Deferred policy acquisition costs and value of business acquired	5,027	5,084
Current income tax recoverable	30	38
Deferred income tax asset	1,673	1,736
Market risk benefit assets	510	483
Other assets	395	401
Separate account assets	87,440	84,965
Total assets	$230,002	$224,847
Liabilities and Equity
Liabilities
Future policy benefits	$32,286	$31,497
Policyholder account balances	76,120	73,527
Market risk benefit liabilities	10,729	10,389
Other policy-related balances	3,816	4,098
Payables for collateral under securities loaned and other transactions	4,401	4,560
Long-term debt	3,157	3,156
Other liabilities	6,234	7,057
Separate account liabilities	87,440	84,965
Total liabilities	224,183	219,249
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,717,866 and 122,153,422 shares issued, respectively; 67,401,618 and 68,278,068 shares outstanding, respectively	1	1
Additional paid-in capital	14,054	14,075
Retained earnings (deficit)	(894)	(395)
Treasury stock, at cost; 55,316,248 and 53,875,354 shares, respectively	(2,119)	(2,042)
Accumulated other comprehensive income (loss)	(5,288)	(6,106)
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,754	5,533
Noncontrolling interests	65	65
Total equity	5,819	5,598
Total liabilities and equity	$230,002	$224,847
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Premiums	$197	$166
Universal life and investment-type product policy fees	606	680
Net investment income	1,059	1,151
Other revenues	93	138
Net investment gains (losses)	(96)	(68)
Net derivative gains (losses)	(575)	(54)
Total revenues	1,284	2,013
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	687	675
Interest credited to policyholder account balances	422	248
Amortization of deferred policy acquisition costs and value of business acquired	156	157
Change in market risk benefits	194	(1,579)
Other expenses	478	509
Total expenses	1,937	10
Income (loss) before provision for income tax	(653)	2,003
Provision for income tax expense (benefit)	(156)	416
Net income (loss)	(497)	1,587
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(499)	1,585
Less: Preferred stock dividends	26	27
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(525)	$1,558
Comprehensive income (loss)	$321	$(1,001)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$319	$(1,003)

Earnings per common share
Basic	$(7.72)	$20.27
Diluted	$(7.72)	$20.11
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	5		(15)		(10)		(10)
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(499)			(499)	2	(497)
Other comprehensive income (loss), net of income tax						818	818		818
Balance at March 31, 2023	$—	$1	$14,054	$(894)	$(2,119)	$(5,288)	$5,754	$65	$5,819

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(4,274)	$(1,543)	$47	$8,385	$65	$8,450
Treasury stock acquired in connection with share repurchases					(127)		(127)		(127)
Share-based compensation		—	6		(11)		(5)		(5)
Dividends on preferred stock			(27)				(27)		(27)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				1,585			1,585	2	1,587
Other comprehensive income (loss), net of income tax						(2,588)	(2,588)		(2,588)
Balance at March 31, 2022	$—	$1	$14,133	$(2,689)	$(1,681)	$(2,541)	$7,223	$65	$7,288
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(500)	$(199)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	1,474	3,715
Equity securities	2	20
Mortgage loans	262	461
Limited partnerships and limited liability companies	37	67
Purchases of:
Fixed maturity securities	(1,840)	(5,532)
Equity securities	(5)	—
Mortgage loans	(173)	(1,972)
Limited partnerships and limited liability companies	(121)	(279)
Cash received in connection with freestanding derivatives	1,106	1,440
Cash paid in connection with freestanding derivatives	(1,758)	(1,197)
Net change in policy loans	9	(5)
Net change in short-term investments	(299)	781
Net change in other invested assets	(19)	(18)
Net cash provided by (used in) investing activities	(1,325)	(2,519)
Cash flows from financing activities
Policyholder account balances:
Deposits	6,864	6,356
Withdrawals	(5,298)	(3,707)
Net change in payables for collateral under securities loaned and other transactions	(159)	(60)
Long-term debt repaid	—	(1)
Dividends on preferred stock	(26)	(27)
Treasury stock acquired in connection with share repurchases	(62)	(127)
Financing element on certain derivative instruments and other derivative related transactions, net	91	(76)
Other, net	(15)	(13)
Net cash provided by (used in) financing activities	1,395	2,345
Change in cash, cash equivalents and restricted cash	(430)	(373)
Cash, cash equivalents and restricted cash, beginning of period	4,115	4,474
Cash, cash equivalents and restricted cash, end of period	$3,685	$4,101
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$6	$6
Income tax	$(9)	$1
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2022 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2022 Annual Report.
Reclassifications
Certain amounts in the prior year period’s interim condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2023 presentation as discussed throughout the Notes to the Interim Condensed Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of the adoption of new guidance on long-duration contracts in the first quarter of 2023, parts of which were retrospectively applied to prior periods presented in the interim condensed consolidated financial statements.
Summary of Significant Accounting Policies
In connection with the adoption of new guidance on long-duration insurance contracts, the Company updated its impacted accounting policies as described below. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies that did not change.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Insurance Contract Obligations
The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes liabilities for future obligations under long-duration insurance contracts based on the accounting model appropriate for each type of contract or contract feature. Liabilities for insurance contract benefits are generally accrued over time as revenue is recognized, or established based on the balance that accrues to the contract holder. In addition, certain insurance contracts may contain features that are required to be measured at fair value separately from the base contracts, either as a market risk benefit or embedded derivative.
The discussion below provides an overview of the different accounting models for insurance contract obligations and the applicability of such models to the Company’s insurance products.
Liability for Future Policy Benefits
The Company establishes a liability for future policy benefits (“LFPB”) for non-participating term and whole life insurance and income annuities. LFPBs are accrued over time as revenue is recognized based on a net premium ratio. The net premium ratio is the portion of gross premiums required to provide for all future benefits. LFPBs are established using the Company’s current assumptions of future cash flows, discounted at a rate that approximates a single A corporate bond curve. The Company generally aggregates insurance contracts into groupings by issue year, product and segment for determining the net premium ratio and related LFPBs.
The Company reviews cash flow assumptions regularly, and if they change significantly, LFPBs are adjusted by determining a revised net premium ratio. The revised net premium ratio is calculated as of contract inception using both actual historical experience and updated future cash flow assumptions. The recalculated net premium ratio is applied to derive a remeasurement gain or loss recognized in current period net income. For insurance policies in-force as of December 31, 2020, January 1, 2021 is considered the contract inception date. The net premium ratio is also updated quarterly for the difference between actual and expected experience.
The net premium ratio is not updated for changes in discount rate assumptions, as changes in the discount rate are updated quarterly and the impacts are reflected in other comprehensive income (loss) (“OCI”). The discount rate assumption is determined by developing a yield curve based on market observable yields for upper-medium fixed income instruments derived from an external index. The yield curve is applied to the expected future cash flows used in the measurement of LFPBs based on the duration characteristics of those liabilities.
The most significant cash flow assumptions used in the establishment of LFPBs are mortality, policy lapses and market interest rates. See Note 4 for more information on the effect of changes in assumptions on the measurement of LFPBs.
The Company also establishes an LFPB for participating term and whole life insurance using a net premium ratio and the Company’s current assumptions of future cash flows. Assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the LFPB plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. See Note 4 for more information on assumptions used in establishing LFPBs related to participating term and whole life insurance.
Policyholder Account Balances
The Company establishes a policyholder account balance liability for customer deposits on universal life insurance, universal life insurance with secondary guarantees (“ULSG”) and deferred annuity contracts. The policyholder account balance liability is equal to the sum of deposits, plus interest credited, less charges and withdrawals, excluding the impact of any applicable charge that may be incurred upon surrender. The Company also holds additional liabilities for certain product features including secondary guarantees on universal life insurance contracts and the crediting rates associated with index-linked annuities.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Additional Liabilities for ULSG
The Company establishes a liability in addition to the account balance for secondary guarantees on universal life insurance. These liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on ULSG determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. Both ULSG liabilities are adjusted for the effects of unrealized investment gains and losses.
The Company reviews cash flow assumptions regularly, and, if they change significantly, the liability for secondary guarantees is adjusted by a cumulative charge or credit to net income. Liabilities for secondary guarantees are presented within future policy benefits with changes in the liabilities reported in policyholder benefits and claims, except for the effects of unrealized investment gains and losses, which are reported in OCI.
The most significant assumptions used in estimating liabilities for secondary guarantees are the general account rate of return, premium persistency, mortality and lapses. See Note 4 for more information on the effect of changes in assumptions on the measurement of liabilities for secondary guarantees.
Market Risk Benefits on Annuity Guarantees
Market risk benefits (“MRB”) are contracts or contract features that provide protection to the policyholder from capital markets risk by transferring such risks to the Company. MRBs are required to be separated from the deferred annuity host contract and measured at fair value. The Company establishes MRB assets and liabilities for guaranteed minimum benefits on variable annuity contracts including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). MRB assets are also established for reinsured benefits related to these guarantees. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs.
The measurement of fair value includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk, as well as risk margin to capture the non-capital markets risks of the instrument which represents the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. MRBs are measured at estimated fair value, with changes reported in change in MRBs on the consolidated statements of operations, except for the change due to nonperformance risk, which is reported in OCI.
See Note 4 for more information on the effect of changes in inputs and assumptions on the measurement of MRBs and Note 8 for more information on the determination of fair value of MRBs.
Embedded Derivatives on Index-Linked Annuities
The Company issues, and assumes through reinsurance, index-linked annuities which allow the policyholder to participate in returns from certain specified equity indices. The crediting rates associated with these features are classified as embedded derivatives and measured at estimated fair value, with changes in estimated fair value reported in net derivative gains (losses). These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
Embedded derivative liabilities are required to be separated from the deferred annuity host contract and measured at fair value. The estimated fair value is determined using a combination of an option pricing model and an option-budget approach. Under this approach, the Company estimates the cost of funding the crediting rate using option pricing and establishes that cost on the balance sheet as a reduction to the initial deposit amount. The estimate of fair value includes an adjustment for nonperformance risk, as well as a risk margin.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Actuarial assumptions are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of index-linked crediting rate embedded derivatives are updated quarterly through net income. The reduction to the initial deposit is accreted back up to the initial deposit over the estimated life of the contract. Embedded derivatives related to index-linked annuities are presented within policyholder account balances while changes in the estimated fair value are reported in net derivative gains (losses).
For more information on the determination of estimated fair value of embedded derivatives, see Note 8.
Recognition of Revenues and Deposits on Insurance Contracts
Premiums related to traditional long-duration contracts are recognized as revenues when due from policyholders. When premiums for income annuities are due over a significantly shorter period than the period over which policyholder benefits are incurred, the Company establishes a deferred profit liability (“DPL”) for the excess of the gross premium over the net premium. DPLs are amortized into net income in proportion to the amount of expected future benefit payments. Assumptions used in the measurement of the DPL are updated at the same time as the related LFPBs, with the updated estimates used to recalculate the DPL as of contract inception. The remeasurement gain or loss from updating DPLs is recognized in current period net income along with the related change in LFPBs.
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, cost of insurance charges, risk charges, policy administration fees and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder, except for non-level insurance charges which are deferred by the establishment of an unearned revenue liability and amortized over the expected life of the contracts.
Premiums and policy fees are presented net of reinsurance.
Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
The Company incurs significant costs in connection with acquiring new and renewal insurance business. Costs that are directly related to the successful acquisition or renewal of insurance contracts are capitalized as deferred policy acquisition costs (“DAC”). These costs mainly consist of commissions and include the portion of employees’ compensation and benefits related to time spent selling, underwriting or processing the issuance of new insurance contracts. All other acquisition-related costs are expensed as incurred.
Value of business acquired (“VOBA”) is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity and investment-type contracts in-force as of the acquisition date.
The Company amortizes DAC and VOBA in a manner that approximates a straight-line basis over the expected life of the related contracts. For life insurance contracts, amortization is based on projections of amounts of insurance in-force, while projections of policy counts are used for deferred annuity contracts and expected future benefits payments for income annuities. These assumptions are reviewed at least annually, and if they change significantly, updates are recognized through changes to future amortization. VOBA balances are tested annually to determine if the balance is deemed unrecoverable from expected future profits. All changes in DAC and VOBA balances are recorded to net income.
Periodically, the Company modifies product benefits, features, rights or coverages that occur by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to a contract, or by election or coverage within a contract. If a modification is considered to have substantially changed the contract, the associated DAC or VOBA is written off immediately through net income and any new acquisition costs associated with the replacement contract are deferred. If the modification does not substantially change the contract, the DAC or VOBA amortization on the original contract will continue and any acquisition costs associated with the related modification are expensed.
The Company also has intangible assets representing deferred sales inducements (“DSI”) included in other assets and unearned revenue liabilities included in other policy-related balances. The Company defers sales inducements and unearned revenue and amortizes the balances using the same methodology and assumptions used to amortize DAC and VOBA.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the period ended March 31, 2023.
In March 2022, the FASB issued new guidance on Troubled Debt Restructurings (“TDR”) (ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures). This ASU eliminates TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The Company adopted this guidance on January 1, 2023. This ASU was applied prospectively and did not have a material impact on the consolidated financial statements upon adoption but could change the future recognition and measurement of modified loans and other receivables.
In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)). LDTI is effective for fiscal years beginning after January 1, 2023. LDTI resulted in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:
(1) Guaranteed benefits associated with variable annuity and certain fixed annuity contracts have been classified and presented separately on the consolidated balance sheets as MRBs. MRBs are now measured at estimated fair value through net income and reported separately on the consolidated statements of operations, except for nonperformance risk changes, which will be recognized in OCI.
(2) Cash flow assumptions used to measure the liability for LFPBs on traditional long-duration contracts (including term and non-participating whole life insurance and immediate annuities) have been updated on an annual basis using a retrospective method. The resulting remeasurement gain or loss is now reported separately on the consolidated statements of operations along with the remeasurement gain or loss on universal life-type contract liabilities.
(3) The discount rate assumption used to measure the liability for traditional long-duration contracts is now based on an upper-medium grade fixed income yield, updated quarterly, with changes recognized in OCI.
(4) DAC for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC have been recognized as a revision to future amortization amounts.
(5) There was a significant increase in required disclosures, including disaggregated rollforwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgements used to measure those balances.
The transition date was January 1, 2021. MRB changes were required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization were applied to existing carrying amounts on the transition date.
The cumulative effect, on an after-tax basis, of the adoption of ASU 2018-12 as of the transition date was a $5.4 billion decrease to retained earnings and a $3.9 billion decrease to accumulated other comprehensive income (loss) (“AOCI”). See Note 2 for more detailed information on the impacts of the ASU to the Company’s financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. ASU 2018-12 Transition
The Company adopted ASU 2018-12 for LFPBs, DAC and other balances amortized on a basis consistent with DAC by applying the guidance to contracts in-force on the basis of their existing carrying amounts at the transition date. The Company adopted ASU 2018-12 for MRBs on a fully retrospective basis.
The effect of transition adjustments on stockholders’ equity at January 1, 2021 due to the adoption of ASU 2018-12 was as follows:

	Retained Earnings (Deficit)	AOCI
	(In millions)
Liability for future policy benefits	$(436)	$(2,073)
Market risk benefits and related adjustments	(6,237)	(3,454)
DAC and VOBA	—	520
Reinsurance recoverables	(141)	34
Deferred income tax asset	1,431	1,044
Total	$(5,383)	$(3,929)
For LFPBs, the transition adjustment to retained earnings relates to instances where net premiums exceed gross premiums resulting in LFPBs being increased to eliminate the premium deficiency. The premium deficiency primarily relates to structured settlement annuities. The transition adjustment related to AOCI represents the effect of the requirement to discount LFPBs based on an upper-medium grade fixed income rate as well as the removal of amounts previously recorded in AOCI for the effects of unrealized investment gains and losses.
For MRBs, the transition adjustment to AOCI relates to the cumulative effect of changes in the nonperformance risk between contract issue date and transition date. The remaining difference between the estimated fair value and carrying amount of MRBs at transition, excluding the amounts recorded in AOCI, was recorded as an adjustment to retained earnings as of the transition date.
For DAC and VOBA, the Company removed amounts previously recorded in AOCI for the effect of unrealized investment gains and losses.
For reinsurance, the adjustments to both retained earnings and AOCI were made to align the measurement of reinsurance recoverables with the related LFPBs.
The balances of and changes in LFPBs at January 1, 2021 due to the adoption of ASU 2018-12 were as follows:

	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(In millions)
Balance at December 31, 2020	$2,854	$4,311	$10,115
Removal of related balances in AOCI	—	(203)	(1,784)
Change in cash flow assumptions	14	(171)	200
Initial recognition of deferred profit liabilities	—	176	217
Change in discount rate assumptions	536	754	2,770
Adjusted balance at January 1, 2021	3,404	4,867	11,518
Less: Reinsurance recoverable	85	29	102
Adjusted balance at January 1, 2021, net of reinsurance	$3,319	$4,838	$11,416

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. ASU 2018-12 Transition (continued)
The balance of and changes in liabilities classified as MRBs at January 1, 2021 due to the adoption of ASU 2018-12 were as follows:

Variable Annuities
(In millions)
Balance at December 31, 2020	$8,924
Adjustment for the difference between carrying amount and estimated fair value, except for the difference due to nonperformance risk	6,010
Adjustment for cumulative effect of changes in nonperformance risk since issuance	3,454
Adjusted balance at January 1, 2021	18,388
Less: Reinsurance recoverable	169
Adjusted balance at January 1, 2021, net of reinsurance	$18,219
The balances of and changes in DAC and VOBA on January 1, 2021 due to the adoption of ASU 2018-12 were as follows:

	Variable Annuities	Fixed Rate Annuities	Index-Linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Balance at December 31, 2020	$2,440	$64	$886	$527	$492
Removal of related amounts in AOCI	472	—	—	—	(23)
Adjusted balance at January 1, 2021	$2,912	$64	$886	$527	$469
VOBA:
Balance at December 31, 2020	$363	$76	$—	$8	$55
Removal of related amounts in AOCI	65	—	—	—	6
Adjusted balance at January 1, 2021	$428	$76	$—	$8	$61
The following tables present amounts previously reported in 2022 and 2021, the effect on those amounts of the change due to the adoption of ASU 2018-12 as described in Note 1, and the currently reported amounts in the Unaudited Interim Consolidated Balance Sheets and Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). See Notes 4 and 5 for more information.

	December 31, 2022			December 31, 2021
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
	(In millions)
Total assets	$225,580	$(733)	$224,847	$259,840	$2,417	$262,257
Future policy benefits	$41,569	$(10,072)	$31,497	$43,807	$(3,817)	$39,990
Policyholder account balances	$74,836	$(1,309)	$73,527	$66,851	$(1,602)	$65,249
Market risk benefit liabilities	$—	$10,389	$10,389	$—	$16,034	$16,034
Total liabilities	$219,542	$(293)	$219,249	$243,633	$10,174	$253,807
Retained earnings (deficit)	$(637)	$242	$(395)	$(642)	$(3,632)	$(4,274)
Accumulated other comprehensive income (loss)	$(5,424)	$(682)	$(6,106)	$4,172	$(4,125)	$47
Total equity	$6,038	$(440)	$5,598	$16,207	$(7,757)	$8,450
Total liabilities and equity	$225,580	$(733)	$224,847	$259,840	$2,417	$262,257

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. ASU 2018-12 Transition (continued)

	Year Ended December 31, 2022			Year Ended December 31, 2021
	As Previously Reported	Effect of Change	As Currently Reported	As Previously Reported	Effect of Change	As Currently Reported
	(In millions)
Universal life and investment-type product policy fees	$3,141	$(706)	$2,435	$3,636	$(656)	$2,980
Net derivative gains (losses)	$304	$(896)	$(592)	$(2,469)	$(1,514)	$(3,983)
Total revenues	$8,473	$(1,600)	$6,873	$7,142	$(2,166)	$4,976
Policyholder benefits and claims	$4,165	$(1,972)	$2,193	$3,443	$(697)	$2,746
Change in market risk benefits	$—	$(4,104)	$(4,104)	$—	$(4,134)	$(4,134)
Total expenses	$8,645	$(6,504)	$2,141	$7,350	$(4,383)	$2,967
Net income (loss)	$10	$3,874	$3,884	$(103)	$1,751	$1,648
3. Segment Information
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
Life
The Life segment consists of insurance products, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis.
Run-off
The Run-off segment consists of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments and interest expense related to the Company’s outstanding debt, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements and activities related to funding agreements associated with the Company’s institutional spread margin business.
In connection with the adoption of ASU 2018-12, the Company reclassified direct-to-consumer life insurance that is no longer sold from Corporate & Other to the Life segment. The segment information below reflects the direct-to consumer life insurance in the Life segment for all periods presented.
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
3. Segment Information (continued)
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses); and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
The following are significant items excluded from total expenses in calculating adjusted earnings:
•Change in MRBs; and
•Change in fair value of the crediting rate on experience-rated contracts.
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from the Company’s effective tax rate.
The Company’s adjusted earnings definition and presentation has been updated for all periods presented to reflect the adoption of ASU 2018-12.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$387	$—	$(134)	$5	$258
Provision for income tax expense (benefit)	73	(1)	(28)	(9)	35
Post-tax adjusted earnings	314	1	(106)	14	223
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings	$314	$1	$(106)	$(14)	195
Adjustments for:
Net investment gains (losses)					(96)
Net derivative gains (losses)					(575)
Change in market risk benefits					(194)
Other adjustments to net income (loss)					(46)
Provision for income tax (expense) benefit					191
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(525)

Interest revenue	$594	$100	$254	$149
Interest expense	$—	$—	$—	$38

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Three Months Ended March 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$438	$83	$31	$(38)	$514
Provision for income tax expense (benefit)	84	17	7	(3)	105
Post-tax adjusted earnings	354	66	24	(35)	409
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	27	27
Adjusted earnings	$354	$66	$24	$(64)	380
Adjustments for:
Net investment gains (losses)					(68)
Net derivative gains (losses)					(54)
Change in market risk benefits					1,579
Other adjustments to net income (loss)					32
Provision for income tax (expense) benefit					(311)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$1,558

Interest revenue	$555	$160	$401	$41
Interest expense	$—	$—	$—	$38
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Annuities	$1,170	$1,202
Life	304	363
Run-off	380	535
Corporate & Other	139	41
Adjustments	(709)	(128)
Total	$1,284	$2,013
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Annuities	$155,541	$151,192
Life	22,621	22,057
Run-off	29,126	28,436
Corporate & Other	22,714	23,162
Total	$230,002	$224,847

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,871	$—	$—	$3,325	$—	$—
Beginning balance at original discount rate	3,212	—	—	3,051	—	—
Effect of model refinements	—	—	—	122	—	—
Effect of changes in cash flow assumptions	—	—	—	(1)	—	—
Effect of actual variances from expected experience	(9)	—	—	77	—	—
Adjusted beginning of period balance	3,203	—	—	3,249	—	—
Issuances	24	—	—	20	—	—
Interest accrual	28	—	—	28	—	—
Net premiums collected	(90)	—	—	(107)	—	—
Ending balance at original discount rate	3,165	—	—	3,190	—	—
Effect of changes in discount rate assumptions	(270)	—	—	26	—	—
Balance, end of period	$2,895	$—	$—	$3,216	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171
Beginning balance at original discount rate	5,922	3,897	7,410	5,820	3,865	8,165
Effect of model refinements	—	—	—	135	—	—
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(9)	(31)	(31)	85	(9)	(22)
Adjusted beginning of period balance	5,913	3,866	7,379	6,040	3,856	8,143
Issuances	24	78	—	22	43	—
Interest accrual	54	36	80	56	37	87
Benefit payments	(131)	(89)	(146)	(208)	(93)	(161)
Ending balance at original discount rate	5,860	3,891	7,313	5,910	3,843	8,069
Effect of changes in discount rate assumptions	(501)	(287)	(385)	86	110	820
Balance, end of period	$5,359	$3,604	$6,928	$5,996	$3,953	$8,889
Net liability for future policy benefits, end of period	$2,464	$3,604	$6,928	$2,780	$3,953	$8,889
Less: Reinsurance recoverable, end of period	43	26	69	61	25	82
Net liability for future policy benefits, after reinsurance recoverable	$2,421	$3,578	$6,859	$2,719	$3,928	$8,807
Weighted-average duration of liability	8.4 years	8.4 years	11.6 years	8.4 years	8.5 years	12.7 years
Weighted-average interest accretion rate	3.96%	3.87%	4.46%	3.98%	3.95%	4.45%
Gross premiums or assessments recognized during period	$153	$102	$—	$171	$45	$—
Expected future gross premiums, undiscounted	$6,618	$—	$—	$6,954	$—	$—
Expected future gross premiums, discounted	$4,905	$—	$—	$5,138	$—	$—
Expected future benefit payments, undiscounted	$8,099	$5,375	$14,224	$8,195	$5,479	$17,046
Expected future benefit payments, discounted	$5,860	$3,891	$7,313	$5,910	$3,843	$8,069

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,175	6,731
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	34	66
Adjusted beginning of period balance	7,209	6,797
Interest accrual	87	81
Net assessments collected	101	110
Benefit payments	(103)	(159)
Effect of realized capital gains (losses)	—	1
Ending balance before the effect of unrealized gains and losses	7,294	6,830
Effect of unrealized gains and losses	(171)	156
Balance, end of period	7,123	6,986
Less: Reinsurance recoverable, end of period	1,397	1,304
Net additional liability, after reinsurance recoverable	$5,726	$5,682
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.91%	4.90%
Gross premiums or assessments recognized during period	$—	$—
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,119	$22,608
Long-term care insurance (1)	5,763	6,708
ULSG liability for profits followed by losses	2,654	3,461
Participating whole life insurance (2)	2,986	2,788
Deferred profit liabilities	373	378
Other	391	430
Total liability for future policy benefits	$32,286	$36,373
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 3.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2023 and 2022, and 39% and 34% of gross traditional life insurance premiums for the three months ended March 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2022			2021
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$3,325	$—	$—	$3,448	$—	$—
Beginning balance at original discount rate	3,051	—	—	2,994	—	—
Effect of model refinements	122	—	—	—	—	—
Effect of changes in cash flow assumptions	137	—	—	70	—	—
Effect of actual variances from expected experience	119	—	—	153	—	—
Adjusted beginning of year balance	3,429	—	—	3,217	—	—
Issuances	93	—	—	113	—	—
Interest accrual	116	—	—	111	—	—
Net premiums collected	(426)	—	—	(390)	—	—
Ending balance at original discount rate	3,212	—	—	3,051	—	—
Effect of changes in discount rate assumptions	(341)	—	—	274	—	—
Balance, end of year	$2,871	$—	$—	$3,325	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$6,426	$4,333	$10,171	$6,852	$4,691	$11,301
Beginning balance at original discount rate	5,820	3,865	8,165	5,862	3,938	8,531
Effect of model refinements	135	—	(278)	—	—	—
Effect of changes in cash flow assumptions	157	56	(157)	70	(41)	(41)
Effect of actual variances from expected experience	155	(22)	(23)	153	(6)	(16)
Adjusted beginning of year balance	6,267	3,899	7,707	6,085	3,891	8,474
Issuances	101	224	—	128	198	—
Interest accrual	222	146	327	222	150	359
Benefit payments	(668)	(372)	(624)	(615)	(374)	(668)
Ending balance at original discount rate	5,922	3,897	7,410	5,820	3,865	8,165
Effect of changes in discount rate assumptions	(643)	(385)	(617)	606	468	2,006
Balance, end of year	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171
Net liability for future policy benefits, end of year	$2,408	$3,512	$6,793	$3,101	$4,333	$10,171
Less: Reinsurance recoverable, end of year	45	24	68	64	27	93
Net liability for future policy benefits, after reinsurance recoverable	$2,363	$3,488	$6,725	$3,037	$4,306	$10,078

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$2,658	$4,908	$33,896	$14,274	$5,307	$641
Premiums and deposits	55	27	1,677	912	171	—
Surrenders and withdrawals	(70)	(177)	(785)	(506)	(6)	—
Benefit payments	(25)	(36)	(50)	(102)	(38)	(2)
Net transfers from (to) separate account	12	11	—	—	—	—
Interest credited	22	41	96	106	43	7
Policy charges	(57)	(7)	(2)	—	(258)	(2)
Changes related to embedded derivatives	—	—	1,090	—	—	—
Balance, end of period	$2,595	$4,767	$35,922	$14,684	$5,219	$644
Weighted-average crediting rate (2)	0.84%	0.85%	0.32%	0.73%	0.82%	1.09%
Three Months Ended March 31, 2022
Balance, beginning of period	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Premiums and deposits	55	49	1,594	44	176	—
Surrenders and withdrawals	(21)	(131)	(473)	(155)	(10)	—
Benefit payments	(20)	(34)	(36)	(83)	(23)	(3)
Net transfers from (to) separate account	15	85	—	—	—	2
Interest credited	4	44	71	72	63	7
Policy charges	(56)	(7)	(2)	—	(263)	(2)
Changes related to embedded derivatives	—	—	(756)	—	—	—
Balance, end of period	$2,671	$4,749	$32,398	$11,727	$5,512	$650
Weighted-average crediting rate (2)	0.15%	0.93%	0.27%	0.61%	1.14%	0.93%
_______________
(1)Includes liabilities related to separate account products where the contract holder elected a general account investment option.
(2)Excludes the effects of embedded derivatives related to index-linked crediting rates.
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$63,831	$57,707
Funding agreements classified as investment contracts	11,151	7,705
Other investment contract liabilities	1,138	1,299
Total policyholder account balances	$76,120	$66,711

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2023
Annuities (1) (3):
Less than 2.00%	$791	$289	$442	$6,688	$8,210
2.00% to 3.99%	5,574	4,745	737	12	11,068
Greater than 3.99%	512	—	—	—	512
Total	$6,877	$5,034	$1,179	$6,700	$19,790
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$183	$183
2.00% to 3.99%	—	502	50	150	702
Greater than 3.99%	1,630	—	—	—	1,630
Total	$1,630	$502	$50	$333	$2,515
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,200	1,552	1,706	264	4,722
Greater than 3.99%	521	—	—	—	521
Total	$1,721	$1,552	$1,706	$264	$5,243
December 31, 2022
Annuities (1) (3):
Less than 2.00%	$861	$317	$369	$5,821	$7,368
2.00% to 3.99%	6,119	4,872	596	10	11,597
Greater than 3.99%	525	—	—	—	525
Total	$7,505	$5,189	$965	$5,831	$19,490
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	510	87	154	751
Greater than 3.99%	1,657	—	—	—	1,657
Total	$1,657	$510	$87	$326	$2,580
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,225	1,581	1,729	266	4,801
Greater than 3.99%	527	—	—	—	527
Total	$1,752	$1,581	$1,729	$266	$5,328
_______________
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans and net of excess interest reserves.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,		Years Ended December 31,
	2023	2022	2022	2021
	(Dollars in millions)
Balance, beginning of period	$9,974	$15,698	$15,698	$18,388
Balance, beginning of period, before effect of changes in nonperformance risk	8,230	11,611	11,611	14,934
Decrements	(28)	34	16	(68)
Effect of changes in future expected assumptions	—	—	210	41
Effect of actual different from expected experience	122	—	(48)	(86)
Effect of changes in interest rates	880	(2,860)	(8,394)	(1,829)
Effect of changes in fund returns	(1,002)	1,183	3,807	(2,578)
Issuances	(3)	(11)	(47)	(96)
Effect of changes in risk margin	9	(50)	(152)	(128)
Aging of the block and other	326	276	1,227	1,421
Balance, end of period, before effect of changes in nonperformance risk	8,534	10,183	8,230	11,611
Effect of changes in nonperformance risk	1,752	3,159	1,744	4,087
Balance, end of period	10,286	13,342	9,974	15,698
Less: Reinsurance recoverable, end of period	71	93	71	118
Balance, end of period, net of reinsurance (1)	$10,215	$13,249	$9,903	$15,580
Weighted-average attained age of contract holder	72.1 years	71.5 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2023 and 2022, with the exception of $4 million and $4 million, respectively, of index-linked annuities not included in this table, and at December 31, 2022 and 2021, with the exception of $3 million and $5 million, respectively, of index-linked annuities not included in this table.
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,653	$5,218	$1,932	$105,023	$6,862	$2,384
Premiums and deposits	216	43	—	432	45	—
Surrenders and withdrawals	(1,496)	(41)	(3)	(1,744)	(51)	(7)
Benefit payments	(383)	(14)	(10)	(371)	(16)	(10)
Investment performance	4,310	341	111	(6,906)	(514)	(138)
Policy charges	(519)	(52)	(11)	(580)	(49)	(11)
Net transfers from (to) general account	(11)	(12)	—	(85)	(15)	(2)
Other	—	—	—	14	—	(1)
Balance, end of period	$79,770	$5,483	$2,019	$95,783	$6,262	$2,215

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$87,272	$104,260
Variable income annuities	150	161
Pension risk transfer annuities	18	20
Total separate account liabilities	$87,440	$104,441
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Equity securities	$87,164	$84,667
Fixed maturity securities	260	278
Cash and cash equivalents	9	9
Other assets	7	11
Total aggregate estimated fair value of assets	$87,440	$84,965
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk (“NAR”) and cash surrender value (“CSV”) for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,595	$4,767	$35,922	$14,684	$5,219	$644
Separate account liabilities	5,483	79,770	—	—	—	2,019
Total account balances	$8,078	$84,537	$35,922	$14,684	$5,219	$2,663
Net amount at risk	$37,420	$14,894	N/A	N/A	$70,062	$3,422
Cash surrender value	$7,449	$84,090	$33,567	$14,106	$6,203	$2,443
March 31, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,671	$4,749	$32,398	$11,727	$5,512	$650
Separate account liabilities	6,262	95,783	—	—	—	2,215
Total account balances	$8,933	$100,532	$32,398	$11,727	$5,512	$2,865
Net amount at risk	$39,142	$9,266	N/A	N/A	$72,059	$3,508
Cash surrender value	$8,283	$100,351	$29,442	$10,993	$6,400	$2,636
Products may contain both separate account and general account fund options; accordingly, net amount at risk and cash surrender value reported in the table above relate to the total account balance for each respective product grouping.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2023
DAC:
Balance, beginning of period	$2,508	$107	$1,213	$405	$392
Capitalization	11	4	80	1	3
Amortization	(63)	(3)	(54)	(14)	(12)
Balance, end of period	2,456	108	1,239	392	383
VOBA:
Balance, beginning of period	341	65	—	5	48
Amortization	(8)	(1)	—	—	(1)
Balance, end of period	333	64	—	5	47
Total DAC and VOBA:
Balance, end of period	$2,789	$172	$1,239	$397	$430
Three Months Ended March 31, 2022
DAC:
Balance, beginning of period	$2,718	$89	$1,081	$462	$431
Capitalization	21	5	80	—	2
Amortization	(67)	(3)	(47)	(15)	(13)
Balance, end of period	2,672	91	1,114	447	420
VOBA:
Balance, beginning of period	377	70	—	6	54
Amortization	(9)	(1)	—	—	(2)
Balance, end of period	368	69	—	6	52
Total DAC and VOBA:
Balance, end of period	$3,040	$160	$1,114	$453	$472

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Adjusted balance at January 1, 2021 (1)	$2,912	$64	$886	$527	$469
Capitalization	90	37	354	(3)	16
Amortization	(284)	(12)	(159)	(62)	(54)
Balance at December 31, 2021	2,718	89	1,081	462	431
Capitalization	55	30	330	(1)	11
Amortization	(265)	(12)	(198)	(56)	(50)
Balance at December 31, 2022	$2,508	$107	$1,213	$405	$392
VOBA:
Adjusted balance at January 1, 2021 (1)	$428	$76	$—	$8	$61
Amortization	(51)	(6)	—	(2)	(7)
Balance at December 31, 2021	377	70	—	6	54
Amortization	(36)	(5)	—	(1)	(6)
Balance at December 31, 2022	341	65	—	5	48
Total DAC and VOBA:
Balance at December 31, 2022	$2,849	$172	$1,213	$410	$440
Balance at December 31, 2021	$3,095	$159	$1,081	$468	$485
_______________
(1)Includes an adjustment to eliminate balances included in AOCI related to the adoption of ASU 2018-12 (see Note 2).
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	Three Months Ended March 31,
	2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$245	$9	$272	$10
Amortization	(7)	—	(7)	—
Balance, end of period	$238	$9	$265	$10
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$356	$488	$74	$358	$344	$80
Capitalization	10	44	—	10	46	—
Amortization	(10)	(11)	(1)	(10)	(8)	(1)
Balance, end of period	$356	$521	$73	$358	$382	$79

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$37,171	$—	$320	$3,879	$33,612	$36,926	$1	$203	$4,521	$32,607
Foreign corporate	12,465	—	56	1,638	10,883	12,471	1	38	1,932	10,576
U.S. government and agency	8,310	—	472	495	8,287	8,318	—	300	602	8,016
RMBS	8,357	2	46	811	7,590	8,431	2	44	945	7,528
CMBS	7,343	3	—	666	6,674	7,324	3	—	710	6,611
ABS	5,835	—	9	248	5,596	5,652	—	3	296	5,359
State and political subdivision	4,072	—	178	301	3,949	4,074	—	125	400	3,799
Foreign government	1,140	—	49	95	1,094	1,148	—	39	106	1,081
Total fixed maturity securities	$84,693	$5	$1,130	$8,133	$77,685	$84,344	$7	$752	$9,512	$75,577
The Company held non-income producing fixed maturity securities with an estimated fair value of $13 million at March 31, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$1,556	$14,307	$16,379	$30,916	$21,535	$84,693
Estimated fair value	$1,528	$13,669	$14,794	$27,834	$19,860	$77,685
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

	March 31, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$15,735	$1,324	$12,122	$2,555	$24,509	$3,351	$3,979	$1,170
Foreign corporate	4,986	423	4,828	1,215	8,260	1,413	1,601	519
U.S. government and agency	1,515	119	2,266	376	3,121	265	1,147	337
RMBS	3,017	209	3,942	602	4,731	497	2,246	448
CMBS	3,582	265	3,041	401	5,589	543	970	167
ABS	1,828	50	2,980	198	3,347	159	1,733	137
State and political subdivision	1,223	100	789	201	2,041	317	247	83
Foreign government	408	27	368	68	777	99	21	7
Total fixed maturity securities	$32,294	$2,517	$30,336	$5,616	$52,375	$6,644	$11,944	$2,868
Total number of securities in an unrealized loss position	4,595		4,746		7,309		2,049
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $656 million and $602 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $5 million, relating to fifteen securities at March 31, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $5 million and $7 million at March 31, 2023 and December 31, 2022, respectively. For both the three months ended March 31, 2023 and 2022, the change in the allowance for fixed maturity securities by sector was not significant. The Company recorded total write-offs of $7 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,529	59.3%	$13,574	59.2%
Agricultural	4,388	19.2	4,365	19.0
Residential	5,042	22.1	5,116	22.3
Total mortgage loans (1)	22,959	100.6	23,055	100.5
Allowance for credit losses	(136)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,823	100.0%	$22,936	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $32 million and $840 million for the three months ended March 31, 2023 and 2022, respectively, and were primarily comprised of residential mortgage loans.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $109 million and $115 million at March 31, 2023 and December 31, 2022, respectively.
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
Mortgage loans are evaluated in each of the three portfolio segments to determine the allowance for credit losses. The loan-level loss rates are determined using individual loan terms and characteristics, risk pools/internal ratings, national economic forecasts, prepayment speeds, and estimated default and loss severity. The resulting loss rates are applied to the mortgage loan’s amortized cost to generate an allowance for credit losses. In certain situations, the allowance for credit losses is measured as the difference between the loan’s amortized cost and liquidation value of the collateral. These situations include collateral dependent loans, modifications, foreclosure probable loans, and loans with dissimilar risk characteristics.
Mortgage loans are also evaluated to determine if they qualify as PCD assets. To determine if the credit deterioration experienced since origination is more than insignificant, the extent of credit deterioration is evaluated. All re-performing/modified loan (“RPL”) pools purchased after December 31, 2019 are determined to have been acquired with evidence of more than insignificant credit deterioration since origination and are classified as PCD assets. RPLs are pools of residential mortgage loans acquired at a discount or premium which have both credit and non-credit components. For PCD mortgage loans, the allowance for credit losses is determined using a similar methodology described above, except the loss-rate is determined at the pool level instead of the individual loan level. The initial allowance for credit losses, determined on a collective basis, is then allocated to the individual loans. The initial amortized cost of the loan is grossed-up to reflect the sum of the loan’s purchase price and allowance for credit losses. The difference between the grossed-up amortized cost basis and the par value of the loan is a non-credit discount or premium, which is accreted or amortized into net investment income over the remaining life of the loan. Any subsequent PCD mortgage loan allowance for credit losses is evaluated in a manner similar to the process described above for each of the three portfolio segments.
Rollforward of the Allowance for Credit Losses for Mortgage Loans by Portfolio Segment
The changes in the allowance for credit losses by portfolio segment were as follows:

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	15	(1)	3	17
Balance, end of period	$64	$14	$58	$136
Three Months Ended March 31, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	2	3	(1)	4
Balance, end of period	$69	$15	$43	$127

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
March 31, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$47	$1,914	$2,840	$404	$1,481	$4,492	$11,178
65% to 75%	—	503	354	—	270	714	1,841
76% to 80%	—	—	18	39	40	119	216
Greater than 80%	—	—	—	—	75	219	294
Total commercial mortgage loans	47	2,417	3,212	443	1,866	5,544	13,529
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	36	560	1,138	412	498	1,362	4,006
65% to 75%	—	139	116	59	49	18	381
Greater than 80%	—	—	—	—	—	1	1
Total agricultural mortgage loans	36	699	1,254	471	547	1,381	4,388
Residential mortgage loans
Performing	2	1,269	1,713	163	211	1,613	4,971
Nonperforming	—	5	10	1	2	53	71
Total residential mortgage loans	2	1,274	1,723	164	213	1,666	5,042
Total	$85	$4,390	$6,189	$1,078	$2,626	$8,591	$22,959

	2022	2021	2020	2019	2018	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,365	91.4%	$12,157	89.6%
1.00x - 1.20x	421	3.1	590	4.3
Less than 1.00x	743	5.5	827	6.1
Total	$13,529	100.0%	$13,574	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2023 and December 31, 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2023				December 31, 2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,512	$4,382	$4,969	$22,863	$13,574	$4,346	$5,041	$22,961
30-59 days past due	17	—	2	19	—	—	11	11
60-89 days past due	—	4	31	35	—	—	16	16
90-179 days past due	—	—	6	6	—	3	31	34
180+ days past due	—	2	34	36	—	16	17	33
Total	$13,529	$4,388	$5,042	$22,959	$13,574	$4,365	$5,116	$23,055

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2023	$29	$2	$71	$102
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had $2 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2023. All mortgage loans in nonaccrual status had an allowance for credit losses at December 31, 2022. Mortgage loans in nonaccrual status for which there was no related allowance for credit losses pertains to collateral dependent loans where the collateral value exceeds amortized cost.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2023 and 2022.
Other Invested Assets
Over 80% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, tax credit and renewable energy partnerships and leveraged leases.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities	$(7,003)	$(8,760)
Derivatives	598	638
Other	(8)	3
Subtotal	(6,413)	(8,119)
Amounts allocated from:
Future policy benefits	646	917
Deferred income tax benefit (expense)	1,211	1,512
Net unrealized investment gains (losses)	$(4,556)	$(5,690)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2023
(In millions)
Balance at December 31, 2022	$(5,690)
Unrealized investment gains (losses) during the period	1,706
Unrealized investment gains (losses) relating to:
Future policy benefits	(271)
Deferred income tax benefit (expense)	(301)
Balance at March 31, 2023	$(4,556)
Change in net unrealized investment gains (losses)	$1,134
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2023 and December 31, 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2023	December 31, 2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,819	$3,995
Estimated fair value	$3,626	$3,638
Cash collateral received from counterparties (2)	$3,692	$3,731
Reinvestment portfolio — estimated fair value	$3,590	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$790	$1,055	$1,293	$3,138	$640	$1,527	$984	$3,151
U.S. corporate	—	359	—	359	2	410	—	412
Foreign corporate	—	178	—	178	—	152	—	152
Foreign government	—	17	—	17	—	16	—	16
Total	$790	$1,609	$1,293	$3,692	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2023 was $775 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including ABS, agency RMBS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 54% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at March 31, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,328	$7,999
Invested assets held in trust (reinsurance agreements) (2)	5,857	5,621
Invested assets pledged as collateral (3)	12,829	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$27,014	$27,540
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $58 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2023 and December 31, 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $266 million and $240 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2023 and December 31, 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $220 million and $201 million at redemption value at March 31, 2023 and December 31, 2022, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2023 or December 31, 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2023		December 31, 2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$16,017	$17,409	$15,896	$17,471
Limited partnerships and LLCs	4,184	5,431	4,136	5,491
Total	$20,201	$22,840	$20,032	$22,962
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 12.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$837	$718
Mortgage loans	239	203
Policy loans	15	15
Limited partnerships and LLCs (1)	(13)	241
Cash, cash equivalents and short-term investments	50	1
Other	22	14
Total investment income	1,150	1,192
Less: Investment expenses	91	41
Net investment income	$1,059	$1,151
_______________
(1)Includes net investment income pertaining to other limited partnership interests of ($1) million and $212 million for the three months ended March 31, 2023 and 2022, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fixed maturity securities	$(76)	$(42)
Equity securities	(3)	(6)
Mortgage loans	(17)	(4)
Limited partnerships and LLCs	—	(16)
Total net investment gains (losses)	$(96)	$(68)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were $2 million and ($16) million for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Proceeds	$772	$2,539
Gross investment gains	$3	$44
Gross investment losses	(73)	(83)
Net investment gains (losses)	$(70)	$(39)
7. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
•Equity market derivatives: options and total return swaps; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$40	$—	$6	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	4,005	552	7	4,026	596	8
Total qualifying hedges		4,045	552	13	4,086	596	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	14,850	163	94	3,145	98	46
Interest rate floors	Interest rate	3,000	7	2	3,250	12	3
Interest rate caps	Interest rate	6,300	103	35	6,350	137	43
Interest rate options	Interest rate	32,388	60	133	28,688	22	232
Interest rate forwards	Interest rate	17,886	74	1,725	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	811	138	1	822	148	—
Foreign currency forwards	Foreign currency exchange rate	497	3	1	487	1	10
Credit default swaps — written	Credit	1,760	23	1	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	17,056	521	390	17,229	697	351
Equity total return swaps	Equity market	43,941	998	858	32,909	520	747
Total non-designated or non-qualifying derivatives		138,489	2,090	3,240	112,905	1,688	3,900
Total		$142,534	$2,642	$3,253	$116,991	$2,284	$3,920
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$2
Foreign currency exchange rate	(1)	—	14	(42)
Total cash flow hedges	(1)	—	15	(40)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	610	—	—	—
Foreign currency exchange rate	(5)	10	—	—
Credit	10	—	—	—
Equity market	(109)	—	—	—
Embedded	(1,090)	—	—	—
Total non-qualifying hedges	(584)	10	—	—
Total	$(585)	$10	$15	$(40)
Three Months Ended March 31, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$(21)
Foreign currency exchange rate	—	—	11	40
Total cash flow hedges	1	—	12	19
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,131)	—	—	—
Foreign currency exchange rate	20	(7)	—	—
Credit	(7)	—	—	—
Equity market	308	—	—	—
Embedded	763	—	—	—
Total non-qualifying hedges	(47)	(7)	—	—
Total	$(46)	$(7)	$12	$19
At March 31, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year and one year, respectively.
At March 31, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $598 million and $638 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$8	$544	2.0	$7	$544	2.2
Baa	13	1,188	5.1	8	1,185	5.0
Ba	2	24	3.7	2	24	4.0
Caa and Lower	(1)	4	2.7	(1)	4	3.0
Total	$22	$1,760	4.1	$16	$1,757	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2023
Derivative assets	$2,597	$(1,997)	$(527)	$73	$(43)	$30
Derivative liabilities	$3,183	$(1,997)	$—	$1,186	$(1,186)	$—
December 31, 2022
Derivative assets	$2,308	$(1,659)	$(640)	$9	$(6)	$3
Derivative liabilities	$3,919	$(1,659)	$(7)	$2,253	$(2,251)	$2
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,186	$2,260
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,057	$4,894
_______________
(1)After taking into consideration the existence of netting agreements.
(2)Substantially all of the Company’s collateral arrangements provide for daily posting of collateral for the full value of the derivative contract. As a result, if the credit-contingent provisions of derivative contracts in a net liability position were triggered, minimal additional assets would be required to be posted as collateral or needed to settle the instruments immediately. Additionally, the Company is required to pledge initial margin for certain new over-the-counter (“OTC”) bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions to third-party custodians.

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

	March 31, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$32,283	$1,329	$33,612
Foreign corporate	—	10,276	607	10,883
U.S. government and agency	3,613	4,674	—	8,287
RMBS	—	7,576	14	7,590
CMBS	—	6,641	33	6,674
ABS	—	5,293	303	5,596
State and political subdivision	—	3,949	—	3,949
Foreign government	—	1,055	39	1,094
Total fixed maturity securities	3,613	71,747	2,325	77,685
Equity securities	41	25	25	91
Short-term investments	911	475	—	1,386
Derivative assets: (1)
Interest rate	—	407	—	407
Foreign currency exchange rate	—	667	26	693
Credit	—	15	8	23
Equity market	—	1,519	—	1,519
Total derivative assets	—	2,608	34	2,642
Market risk benefit assets	—	—	510	510
Separate account assets	20	87,420	—	87,440
Total assets	$4,585	$162,275	$2,894	$169,754
Liabilities
Market risk benefit liabilities	$—	$—	$10,729	$10,729
Derivative liabilities: (1)
Interest rate	—	1,995	—	1,995
Foreign currency exchange rate	—	9	—	9
Credit	—	—	1	1
Equity market	—	1,248	—	1,248
Total derivative liabilities	—	3,252	1	3,253
Embedded derivatives on index-linked annuities (2)	—	—	5,164	5,164
Total liabilities	$—	$3,252	$15,894	$19,146

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	December 31, 2022
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$31,418	$1,189	$32,607
Foreign corporate	—	9,978	598	10,576
U.S. government and agency	3,566	4,450	—	8,016
RMBS	—	7,514	14	7,528
CMBS	—	6,578	33	6,611
ABS	—	5,041	318	5,359
State and political subdivision	—	3,799	—	3,799
Foreign government	—	1,043	38	1,081
Total fixed maturity securities	3,566	69,821	2,190	75,577
Equity securities	35	27	27	89
Short-term investments	722	359	—	1,081
Derivative assets: (1)
Interest rate	—	304	—	304
Foreign currency exchange rate	—	716	29	745
Credit	—	10	8	18
Equity market	—	1,217	—	1,217
Total derivative assets	—	2,247	37	2,284
Market risk benefit assets	—	—	483	483
Separate account assets	29	84,936	—	84,965
Total assets	$4,352	$157,390	$2,737	$164,479
Liabilities
Market risk benefit liabilities	$—	$—	$10,389	$10,389
Derivative liabilities: (1)
Interest rate	—	2,802	—	2,802
Foreign currency exchange rate	—	18	—	18
Credit	—	—	2	2
Equity market	—	1,098	—	1,098
Total derivative liabilities	—	3,918	2	3,920
Embedded derivatives on index-linked annuities (2)	—	—	3,932	3,932
Total liabilities	$—	$3,918	$14,323	$18,241
_______________
(1)Derivative assets are reported in other invested assets and derivative liabilities are reported in other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivative liabilities on index-linked annuities are reported in policyholder account balances.

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2023.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
Market Risk Benefits
MRBs principally include guaranteed minimum benefits on variable annuity contracts including benefits reinsured related to these guarantees.
The estimated fair value of variable annuity guarantees accounted for as MRBs is determined based on the present value of projected future benefits less the present value of projected future fees attributable to the guarantees. At policy inception, the Company determines an attributed fee ratio by solving for a percentage of projected future rider fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. To the extent the rider fees are insufficient, the Company may also include fees related to mortality and expense charges in the attributed fee ratio, provided the total fees included in the calculation do not exceed total contract fees and assessments collected from the contract holder. Any additional fees not included in the attributed fee ratio are considered revenue and reported in universal life and investment-type product policy fees. The attributed fee ratio is not updated in subsequent periods.
The Company updates the estimated fair value of variable annuity guarantees in subsequent periods by projecting future benefits using capital markets inputs and actuarial assumptions including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios. The reported estimated fair value is then determined by taking the present value of these cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin.
The valuation of MRBs includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk. The nonperformance risk adjustment is captured as an additional spread applied to the risk-free rate in determining the rate to discount the cash flows of the liability. The spread over the risk-free rate is based on the Company’s creditworthiness taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of Brighthouse Financial.
Risk margins are established to capture the non-capital markets risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant actuarial judgment, including assumptions of the amount needed to cover the guarantees.
Actuarial assumptions are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of variable annuity guarantees are updated quarterly through net income, except for the change attributable to the Company’s nonperformance risk, which is reported in OCI.
Embedded Derivatives
Embedded derivatives include crediting rates associated with index-linked annuity contracts. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.
The crediting rates associated with these features are embedded derivatives which are measured at estimated fair value separately from the host fixed annuity contract. These embedded derivatives are classified within policyholder account balances on the consolidated balance sheets.
The estimated fair value of crediting rates associated with index-linked annuities is determined using a combination of an option pricing model and an option-budget approach. The valuation of these embedded derivatives also includes the establishment of a risk margin, as well as changes in nonperformance risk.
Actuarial assumptions including policyholder behavior and expectations for renewals at the end of the term period are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of crediting rate embedded derivatives are updated quarterly through net income.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
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

					March 31, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	24.11%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	15.96%	-	24.53%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	1.08%	-	2.22%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.73%	-	2.12%	0.00%	-	1.98%	Decrease (6)
_______________
(1)Mortality rates vary by age and by demographic characteristics such as gender. The range shown reflects the mortality rate for policyholders between 35 and 90 years old. Mortality rate assumptions are set based on company experience and include an assumption for mortality improvement.
(2)The lapse rate range reflects base lapse rates for major product categories for duration 1-20. Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. For variable annuity guarantees, a dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
(3)The utilization rate assumption for variable annuity guarantees estimates the percentage of contract holders with a GMIB or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder.
(4)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For variable annuity GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For variable annuity GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(5)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing MRBs.
(6)Nonperformance risk spread varies by duration. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRB or embedded derivative.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	(1)	—	(2)	—	—	(1,090)
Total realized/unrealized gains (losses) included in AOCI	24	1	1	—	—	(1)	—
Purchases (5)	142	19	—	—	—	—	—
Sales (5)	(13)	(4)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(142)
Transfers into Level 3 (6)	19	1	—	—	—	—	—
Transfers out of Level 3 (6)	(24)	(31)	—	—	—	(1)	—
Balance, end of period	$1,936	$350	$39	$25	$—	$33	$(5,164)
Three Months Ended March 31, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(6,641)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	—	(10)	763
Total realized/unrealized gains (losses) included in AOCI	(99)	(5)	(3)	—	—	4	—
Purchases (5)	422	87	—	—	—	—	—
Sales (5)	(93)	(2)	—	—	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	204
Transfers into Level 3 (6)	86	1	—	—	—	—	—
Transfers out of Level 3 (6)	(97)	(107)	—	—	—	—	—
Balance, end of period	$1,618	$194	$23	$13	$—	$30	$(5,674)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (7)	$1	$(1)	$—	$(2)	$—	$—	$(1,166)
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2023 (7)	$23	$1	$1	$—	$—	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (7)	$—	$—	$—	$—	$—	$(10)	$687
Changes in unrealized gains (losses) included in OCI for the instruments still held at March 31, 2022 (7)	$(98)	$(5)	$(3)	$—	$—	$4	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.
(3)Amortization of premium/accretion of discount is included in net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
(4)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
(5)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(6)Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and then out of Level 3 in the same period are excluded from the rollforward.
(7)Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,823	$—	$—	$21,056	$21,056
Policy loans	$1,273	$—	$499	$933	$1,432
Other invested assets	$232	$—	$220	$12	$232
Premiums, reinsurance and other receivables	$6,753	$—	$104	$6,808	$6,912
Liabilities
Policyholder account balances	$31,509	$—	$—	$30,524	$30,524
Long-term debt	$3,157	$—	$2,662	$—	$2,662
Other liabilities	$1,042	$—	$346	$696	$1,042
Separate account liabilities	$1,069	$—	$1,069	$—	$1,069

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,936	$—	$—	$20,816	$20,816
Policy loans	$1,282	$—	$515	$878	$1,393
Other invested assets	$213	$—	$201	$12	$213
Premiums, reinsurance and other receivables	$6,080	$—	$89	$6,141	$6,230
Liabilities
Policyholder account balances	$31,887	$—	$—	$30,942	$30,942
Long-term debt	$3,156	$—	$2,703	$—	$2,703
Other liabilities	$943	$—	$248	$695	$943
Separate account liabilities	$1,024	$—	$1,024	$—	$1,024
9. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both March 31, 2023 and December 31, 2022:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended March 31,
	2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7
B	$421.88	7	$421.88	7
C	$335.94	8	$335.94	8
D	$289.06	4	$395.05	5
Total		$26		$27
Common Stock Repurchase Program
During the three months ended March 31, 2023 and 2022, BHF repurchased 1,200,124 and 2,398,636 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $62 million and $127 million, respectively. At March 31, 2023, BHF had $231 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2022	$(6,194)	$504	$(1,378)	$1,020	$(58)	$(6,106)
OCI before reclassifications	1,414	(40)	(7)	(397)	2	972
Deferred income tax benefit (expense) (3)	(296)	8	2	83	(1)	(204)
AOCI before reclassifications, net of income tax	(5,076)	472	(1,383)	706	(57)	(5,338)
Amounts reclassified from AOCI	61	—	—	—	3	64
Deferred income tax benefit (expense) (3)	(13)	—	—	—	(1)	(14)
Amounts reclassified from AOCI, net of income tax	48	—	—	—	2	50
Balance at March 31, 2023	$(5,028)	$472	$(1,383)	$706	$(55)	$(5,288)

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2021	$5,285	$239	$(3,230)	$(2,199)	$(48)	$47
OCI before reclassifications	(6,055)	19	929	1,801	(11)	(3,317)
Deferred income tax benefit (expense) (3)	1,195	72	(195)	(378)	2	696
AOCI before reclassifications, net of income tax	425	330	(2,496)	(776)	(57)	(2,574)
Amounts reclassified from AOCI	43	(2)	—	—	—	41
Deferred income tax benefit (expense) (3)	(9)	1	—	—	—	(8)
Amounts reclassified from AOCI, net of income tax	34	(1)	—	—	—	33
Balance at March 31, 2022	$459	$329	$(2,496)	$(776)	$(57)	$(2,541)
__________________
(1)See Note 6 for information on offsets to investments related to future policy benefits.
(2)Includes OCI related to foreign currency translation and defined benefit plan gains and losses.
(3)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(68)	$(39)	Net investment gains (losses)
Net unrealized investment gains (losses)	7	(4)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(61)	(43)
Income tax (expense) benefit	13	9
Net unrealized investment gains (losses), net of income tax	(48)	(34)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	1	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	(1)	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	2
Income tax (expense) benefit	—	(1)
Gains (losses) on cash flow hedges, net of income tax	—	1
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(3)	—
Amortization of defined benefit plans, before income tax	(3)	—
Income tax (expense) benefit	1	—
Amortization of defined benefit plans, net of income tax	(2)	—
Total reclassifications, net of income tax	$(50)	$(33)
10. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees of $67 million and $82 million for the three months ended March 31, 2023 and 2022, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Compensation	$98	$85
Contracted services and other labor costs	69	56
Transition services agreements	11	28
Establishment costs	—	15
Premium and other taxes, licenses and fees	14	13
Separate account fees	92	114
Volume related costs, excluding compensation, net of DAC capitalization	137	146
Interest expense on debt	38	38
Other	19	14
Total other expenses	$478	$509
Capitalization of DAC
See Note 5 for additional information on the capitalization of DAC.
11. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(525)	$1,558

Weighted average common shares outstanding — basic	67,873,189	76,853,890
Dilutive effect of share-based awards	—	622,575
Weighted average common shares outstanding — diluted	67,873,189	77,476,465

Earnings per common share:
Basic	$(7.72)	$20.27
Diluted	$(7.72)	$20.11
For the three months ended March 31, 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2023.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, the plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those persons who own or owned life insurance policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.
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
As of March 31, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $318 million and $247 million at March 31, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.9 billion at March 31, 2023 and December 31, 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $92 million, with a cumulative maximum of $98 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million at both March 31, 2023 and December 31, 2022 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2023 (the “2022 Annual Report”); and (iii) our current reports on Form 8-K filed in 2023.
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
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties included in our 2022 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows.
•“Summary of Critical Accounting Estimates” explains the most critical estimates and judgments applied in determining our results in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
•“Non-GAAP and Other Financial Disclosures” defines key financial measures presented in our results of operations discussion that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived, but different, from the line items presented in the GAAP statements of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics but is not intended to be exhaustive.
Our Results of Operations discussion and analysis presents a review for the three months ended March 31, 2023 and 2022 and period-over-period comparisons between these periods.
Certain amounts presented in prior periods within the following discussions of our financial results have been reclassified to conform with the current year presentation.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” included in our 2022 Annual Report, as well as Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(681)	$1,974
Less: Provision for income tax expense (benefit)	(156)	416
Net income (loss) available to shareholders (1)	$(525)	$1,558

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$230	$485
Less: Provision for income tax expense (benefit)	35	105
Adjusted earnings	$195	$380
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended March 31, 2023, we had a net loss available to shareholders of $525 million and adjusted earnings of $195 million compared to net income available to shareholders of $1.6 billion and adjusted earnings of $380 million for the three months ended March 31, 2022. Net loss available to shareholders for the three months ended March 31, 2023 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings and decreasing long-term interest rates resulting in a favorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2022 Annual Report for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future. In addition, significant changes or updates in certain of these trends and uncertainties are discussed below.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities and the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2022 Annual Report.
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and the Russia-Ukraine conflict. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to our Investment Portfolio,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments” included in our 2022 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
COVID-19 Pandemic
We continue to closely monitor developments related to the COVID-19 pandemic, which has negatively impacted us in certain respects. At this time, it continues to not be possible to estimate the severity, duration and frequency of any additional “waves” or emerging variants of COVID-19. It likewise remains not possible to predict or estimate the longer-term effects of the pandemic, or any actions taken to contain or address the pandemic, on the economy at large and on our business, financial condition, results of operations and prospects, including the impact on our investment portfolio and our ratings, or the need for us to revisit or revise any targets we may provide to the markets or any aspects of our business model. See “Business — Regulation,” “Risk Factors — Risks Related to Our Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — COVID-19 Pandemic” included in our 2022 Annual Report.
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are regulated primarily at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2022 Annual Report, as amended or supplemented by our subsequent Quarterly Reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Interim Condensed Consolidated Financial Statements.
In connection with the adoption of new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)), the Company updated its impacted critical accounting estimates as described below.

The most critical estimates include those used in determining:
•liability for future policy benefits (“LFPB”);
•estimated fair values of market risk benefits (“MRB”);
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
The above critical accounting estimates are described below and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2022 Annual Report for a description of income taxes and the valuation of deferred tax assets, which remains unchanged following the adoption of LDTI.
Liability for Future Policy Benefits
The Company establishes an LFPB for non-participating term and whole life insurance and income annuities. LFPBs are accrued over time as revenue is recognized based on a net premium ratio. The net premium ratio is the portion of gross premiums required to provide for all future benefits. LFPBs are established using the Company’s current assumptions of future cash flows, discounted at a rate that approximates a single A corporate bond curve. The Company generally aggregates insurance contracts into groupings by issue year, product and segment for determining the net premium ratio and related LFPBs.
The Company reviews cash flow assumptions regularly, and, if they change significantly, LFPBs are adjusted by determining a revised net premium ratio. The revised net premium ratio is calculated as of contract inception using both actual historical experience and updated future cash flow assumptions. The recalculated net premium ratio is applied to derive a remeasurement gain or loss recognized in current period net income. The net premium ratio is also updated for the difference between actual and expected experience.
The measurement of our LFPBs can be significantly impacted by changes in assumptions for mortality, policy lapses and market interest rates. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the effects of changes in assumptions on the measurement of our LFPBs.
The Company establishes a liability in addition to the account balance for secondary guarantees on universal life insurance. These liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on ULSG determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years.
The Company reviews cash flow assumptions regularly, and, if they change significantly, the liability for secondary guarantees is adjusted by a cumulative charge or credit to net income.
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for premium, premium persistency, mortality and lapses. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2022 annual actuarial review, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years from 3.00% to 3.50%. We also updated other assumptions related to ULSG, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” included in our 2022 Annual Report.
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the effects of inputs and assumptions on the measurement of ULSG liabilities.

Market Risk Benefits
MRBs principally include guaranteed minimum benefits on variable annuity contracts, including reinsured benefits related to these guarantees.
The estimated fair value of variable annuity guarantees accounted for as MRBs is determined based on the present value of projected future benefits, less the present value of projected future fees attributable to the guarantees. At policy inception, the Company determines an attributed fee ratio by solving for a percentage of projected future rider fees to be collected from the policyholder equal to the present value of projected future guaranteed benefits. To the extent the rider fees are insufficient, the Company may also include fees related to mortality and expense charges in the attributed fee ratio, provided the total fees included in the calculation do not exceed total contract fees and assessments collected from the contract holder. The attributed fee ratio is not updated in subsequent periods.
The Company updates the estimated fair value of variable annuity guarantees in subsequent periods by projecting future benefits using capital markets inputs and actuarial assumptions, including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios. The reported estimated fair value is then determined by taking the present value of these cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin (as discussed below). For more information on the determination of estimated fair value of MRBs, see Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements.
The valuation of MRBs includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk. The nonperformance risk adjustment is captured as an additional spread applied to the risk-free rate in determining the rate to discount the cash flows of the liability. The spread over the risk-free rate is based on our creditworthiness taking into consideration publicly available information relating to spreads in the secondary market for Brighthouse Financial’s debt. These observable spreads are then adjusted, as necessary, to reflect the financial strength ratings of the issuing insurance subsidiaries as compared to the credit rating of Brighthouse Financial.
Risk margins are established to capture the non-capital markets risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant actuarial judgment, including assumptions of the amount needed to cover the guarantees.
Actuarial assumptions are reviewed at least annually, and if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of variable annuity guarantees are updated quarterly through net income, except for the change attributable to the Company’s nonperformance risk, which is reported in other comprehensive income (loss) (“OCI”).
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2022, the Company updated fund allocations, market volatility and maintenance expenses, as well as assumptions regarding policyholder behavior, including mortality, lapses and withdrawals. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
Derivatives
We use freestanding derivative instruments to hedge various capital markets risks in our products, including: (i) certain variable annuity guarantees, which are reported as MRBs; (ii) index-linked interest credited features, which are reported as embedded derivatives; (iii) current or future changes in the fair value of our assets and liabilities; and (iv) current or future changes in cash flows. All derivatives, whether freestanding or embedded, are required to be carried on the balance sheet at fair value with changes reflected in either net income (loss) available to shareholders or in OCI, depending on the type of hedge. Below is a summary of critical accounting estimates by type of derivative.

Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on significant inputs into the over-the-counter derivative pricing models and credit risk adjustment.
Embedded Derivatives in Index-Linked Annuities
The Company issues, and assumes through reinsurance, index-linked annuities, including Shield® Level Annuities (“Shield” and “Shield Annuities”), that contain crediting rates classified as embedded derivatives. The crediting rates are measured at estimated fair value separately from the fixed annuity host contracts, which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market inputs and actuarial policyholder behavior assumptions, including expectations for renewals at the end of the term period. Actuarial assumptions are reviewed at least annually, and, if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of crediting rate embedded derivatives are updated quarterly through net income.
Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment, may result in significant fluctuations in the estimated fair value that could have a material impact on net income. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on the determination of estimated fair value of crediting rate embedded derivatives.
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
The following are significant items excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses); and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following are significant items excluded from total expenses in calculating adjusted earnings:
•Change in MRBs; and
•Change in fair value of the crediting rate on experience-rated contracts (“Market Value Adjustments”).
The tax impact of the adjustments discussed above is calculated net of the statutory tax rate, which could differ from our effective tax rate.

We present adjusted earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The following table illustrates how each component of adjusted earnings is calculated from the GAAP statements of operations line items:

Component of Adjusted Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)	Universal life and investment-type product policy fees plus Other revenues.
(ii)	Net investment spread	(ii)	Net investment income plus Investment Hedge Adjustments reduced by Interest credited to policyholder account balances (excluding Market Value Adjustments) and interest on future policy benefits.
(iii)	Insurance-related activities	(iii)	Premiums less Policyholder benefits and claims, excluding interest on future policy benefits.
(iv)	Amortization of DAC and VOBA	(iv)	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”).
(v)	Other expenses	(v)	Other expenses.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items.
__________________
(1)Italicized items indicate GAAP statements of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Adjusted Net Investment Income
We present adjusted net investment income to measure our performance for management purposes, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents GAAP net investment income, plus Investment Hedge Adjustments. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see table note (3) to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues
Premiums	$197	$166
Universal life and investment-type product policy fees	606	680
Net investment income	1,059	1,151
Other revenues	93	138
Net investment gains (losses)	(96)	(68)
Net derivative gains (losses)	(575)	(54)
Total revenues	1,284	2,013
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	687	675
Interest credited to policyholder account balances	422	248
Amortization of DAC and VOBA	156	157
Change in market risk benefits	194	(1,579)
Interest expense on debt	38	38
Other expenses	440	471
Total expenses	1,937	10
Income (loss) before provision for income tax	(653)	2,003
Provision for income tax expense (benefit)	(156)	416
Net income (loss)	(497)	1,587
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(499)	1,585
Less: Preferred stock dividends	26	27
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(525)	$1,558
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Change in market risk benefits	$(194)	$1,579
Net investment gains (losses)	(96)	(68)
Net derivative gains (losses)	(575)	(54)
Other adjustments	(46)	32
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	230	485
Income (loss) available to shareholders before provision for income tax	(681)	1,974
Provision for income tax expense (benefit)	(156)	416
Net income (loss) available to shareholders	$(525)	$1,558

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Loss available to shareholders before provision for income tax was $681 million ($525 million, net of income tax), a decrease of $2.7 billion ($2.1 billion, net of income tax) from income available to shareholders before provision for income tax of $2.0 billion ($1.6 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2023 and 2022”; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The decrease in income before provision for income tax was partially offset by the favorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased in the current period resulting in a gain of $141 million and increased in the prior period resulting in a loss of $540 million.
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
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended March 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(697)	$(2)	$260	$(86)	$(525)
Add: Provision for income tax expense (benefit)	67	(1)	(265)	43	(156)
Income (loss) available to shareholders before provision for income tax	(630)	(3)	(5)	(43)	(681)
Less: Net investment gains (losses)	(72)	(3)	(7)	(14)	(96)
Less: Net derivative gains (losses)	(743)	2	154	12	(575)
Less: Change in market risk benefits	(194)	—	—	—	(194)
Less: Other adjustments	(8)	(2)	(18)	(18)	(46)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	387	—	(134)	(23)	230
Less: Provision for income tax expense (benefit)	73	(1)	(28)	(9)	35
Adjusted earnings	$314	$1	$(106)	$(14)	$195

	Three Months Ended March 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$2,302	$50	$(605)	$(189)	$1,558
Add: Provision for income tax expense (benefit)	104	17	149	146	416
Income (loss) available to shareholders before provision for income tax	2,406	67	(456)	(43)	1,974
Less: Net investment gains (losses)	(40)	(17)	10	(21)	(68)
Less: Net derivative gains (losses)	433	1	(532)	44	(54)
Less: Change in market risk benefits	1,579	—	—	—	1,579
Less: Other adjustments	(4)	—	35	1	32
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	438	83	31	(67)	485
Less: Provision for income tax expense (benefit)	84	17	7	(3)	105
Adjusted earnings	$354	$66	$24	$(64)	$380
Consolidated Results for the Three Months Ended March 31, 2023 and 2022 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fee income	$699	$818
Net investment spread	656	846
Insurance-related activities	(463)	(484)
Amortization of DAC and VOBA	(156)	(157)
Other expenses	(478)	(509)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	29
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	230	485
Provision for income tax expense (benefit)	35	105
Adjusted earnings	$195	$380
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Adjusted earnings were $195 million in the current period, a decrease of $185 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period;
◦higher interest credited to policyholders consistent with higher account balances; and
◦lower returns on real estate limited partnerships and limited liability companies (“LLCs”);
partially offset by
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and

◦higher returns from short-term investments; and
•lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
Key net favorable impacts were:
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower transition services agreement expenses; and
◦lower establishment costs, which were completed in 2022;
partially offset by
◦lower deferred compensation and operational expenses; and
•lower net costs associated with insurance-related activities due to:
◦an increase in the income annuity underwriting margin;
partially offset by
◦higher paid claims, net of reinsurance, in our Run-off segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 14% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segments and Corporate & Other Results for the Three Months Ended March 31, 2023 and 2022 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fee income	$510	$622
Net investment spread	353	365
Insurance-related activities	(7)	(50)
Amortization of DAC and VOBA	(129)	(127)
Other expenses	(340)	(372)
Pre-tax adjusted earnings	387	438
Provision for income tax expense (benefit)	73	84
Adjusted earnings	$314	$354
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income and asset-based commissions. The changes in our variable annuities separate account balances are presented in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Adjusted earnings were $314 million in the current period, a decrease of $40 million.
Key unfavorable impacts were:
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and

•lower net investment spread due to:
◦higher interest credited to policyholders consistent with higher account balances; and
◦lower returns on real estate limited partnerships and LLCs;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher returns from short-term investments.
Key favorable impacts were:
•lower costs associated with insurance-related activities due to an increase in income annuity underwriting margins; and
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fee income	$73	$62
Net investment spread	52	131
Insurance-related activities	(48)	(51)
Amortization of DAC and VOBA	(27)	(30)
Other expenses	(50)	(29)
Pre-tax adjusted earnings	—	83
Provision for income tax expense (benefit)	(1)	17
Adjusted earnings	$1	$66
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Adjusted earnings were $1 million in the current period, a decrease of $65 million.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships compared to the prior period; and
•higher other expenses due to:
◦lower ceded cost of insurance expenses consistent with favorable equity market returns, which is offset in fee income; and
◦higher deferred compensation and operational expenses.
Key favorable impact was:
•higher fee income due to lower ceded cost of insurance fees consistent with favorable equity market returns, which is offset in other expenses.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fee income	$126	$134
Net investment spread	188	323
Insurance-related activities	(408)	(382)
Amortization of DAC and VOBA	—	—
Other expenses	(40)	(44)
Pre-tax adjusted earnings	(134)	31
Provision for income tax expense (benefit)	(28)	7
Adjusted earnings	$(106)	$24
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Adjusted earnings were a loss of $106 million in the current period, a decrease of $130 million.
Key net unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships compared to the prior period; and
•higher net costs associated with insurance-related activities due to higher paid claims, net of reinsurance in our ULSG business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Fee income	$(10)	$—
Net investment spread	63	27
Insurance-related activities	—	(1)
Amortization of DAC and VOBA	—	—
Other expenses	(48)	(64)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	29
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(23)	(67)
Provision for income tax expense (benefit)	(9)	(3)
Adjusted earnings	$(14)	$(64)

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Adjusted earnings were a loss of $14 million in the current period, a lower loss of $50 million.
Key favorable impacts were:
•higher net investment spread due to:
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns from short-term investments; and
•lower other expenses due to lower establishment costs, which were completed in 2022.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2023 and 2022
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of variable annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Market risk benefits mark-to-market	$(304)	$1,428
Annuity guaranteed benefit rider fees, net of claims	118	178
Ceded reinsurance	(2)	(27)
Total changes attributable to annuity guaranteed benefits liabilities	(188)	1,579
Variable annuity hedges	365	(316)
Shield embedded derivatives	(1,073)	701
Total annuity guaranteed benefits and Shield annuity liabilities	$(896)	$1,964
Market Risk Benefits Mark-to-Market. Annuity guaranteed rider benefits are accounted for as MRBs. Liabilities related to guarantee rider benefits represent the current estimated fair value of the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant.
Annuity Guaranteed Benefit Rider Fees, Net of Claims. We earn fees from the guarantee rider benefits, which are calculated based on the policyholder’s Benefit Base. Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. The future fees are included in the estimated fair value of MRB liabilities, with changes recorded in MRBs.
Variable Annuity Hedges and Reinsurance. We enter into freestanding derivatives to hedge certain aspects of the annuity guaranteed benefits accounted for as MRBs and index-linked crediting rates accounted for as embedded derivatives. Generally, the same market factors that impact the estimated fair value of the guarantee rider impact the value of the hedges, though in the opposite direction. However, the changes in value of MRBs and related hedges may not be symmetrical and the divergence could be significant due to certain factors, including unhedged risks within MRBs. We may also use reinsurance to manage our exposure related to MRBs.

Shield Embedded Derivatives. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with a risk offset to liabilities related to guarantee rider benefits.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management” in our 2022 Annual Report for discussion of our management of our hedging strategy associated with our variable annuity business, which remains unchanged following the adoption of LDTI.
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended March 31, 2023, primarily driven by:
•increases in annuity guaranteed benefits liabilities due to decreasing interest rates, partially offset by increasing equity markets;
•favorable changes in variable annuity hedges due to decreasing long-term interest rates, partially offset by the negative impact from increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the three months ended March 31, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates, partially offset by the positive impact from decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets, partially offset by increasing interest rates.
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
In 2023, the Federal Reserve increased the target range for the federal funds rate three times — from between 4.25% and 4.50% to between 4.50% and 4.75% on February 1, 2023; to between 4.75% and 5.00% on March 22, 2023; and to between

5.00% and 5.25% on May 3, 2023. These target range increases have contributed to a decrease in the net unrealized gains in our investment portfolio, and any additional target increases could similarly contribute to further decreases.
In the current period, as a result of rising interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains. If interest rates continue to rise, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially.
See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2022 Annual Report.
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” and “Risk Factors — Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur” included in our 2022 Annual Report.
There has been an increased market focus on commercial real estate, including office properties, as a result of companies shifting to hybrid work arrangements and the resulting impact on the demand for office space.
We have direct commercial real estate exposure through mortgage loans and certain structured securities. Structured securities include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”). In addition, we have direct and indirect exposure through certain financial industry corporate fixed maturity securities. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2022 Annual Report, as well as “— Investments — Mortgage Loans” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-for-sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile as well as “— Investments — Fixed Maturity Securities Available-for-sale — U.S. and Foreign Corporate Fixed Maturity Securities” for our exposure to the finance industry.
We monitor direct and indirect investment exposure across sectors and asset classes and adjust our level of investment exposure, as appropriate. At this time, we do not expect that our general account investments in these sectors and asset classes will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
The following summary yield table presents the yield and adjusted net investment income for our investment portfolio for the periods indicated. As described below, this table reflects certain differences from the presentation of net investment income presented in the GAAP statements of operations. This summary yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	Three Months Ended March 31,
	2023		2022
	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	3.96%	$1,136	4.50%	$1,195
Investment fees and expenses (2)	(0.15)	(39)	(0.14)	(38)
Adjusted net investment income (3)	3.81%	$1,097	4.36%	$1,157
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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net investment income	$1,059	$1,151
Less: Investment hedge adjustments	(38)	(6)
Adjusted net investment income — in the above yield table	$1,097	$1,157
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2023 and 2022” for an analysis of the period-over-period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$63,791	82.1%	$62,199	82.3%
Privately-placed	13,894	17.9	13,378	17.7
Total fixed maturity securities	$77,685	100.0%	$75,577	100.0%
Percentage of cash and invested assets	67.6%		67.1%
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
See Notes 1 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities Available-for-sale — Fixed Maturity Securities Credit Quality — Ratings” included in our 2022 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating

Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2023					December 31, 2022
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$54,419	$3	$(3,730)	$50,686	65.2%	$53,935	$2	$(4,870)	$49,063	64.9%
2	Baa	27,199	—	(2,979)	24,220	31.2	27,269	—	(3,546)	23,723	31.4
Subtotal investment grade		81,618	3	(6,709)	74,906	96.4	81,204	2	(8,416)	72,786	96.3
3	Ba	2,295	—	(193)	2,102	2.7	2,343	—	(232)	2,111	2.8
4	B	657	—	(78)	579	0.8	677	1	(88)	588	0.8
5	Caa and lower	95	2	(8)	85	0.1	120	4	(24)	92	0.1
6	In or near default	28	—	(15)	13	—	—	—	—	—	—
Subtotal below investment grade		3,075	2	(294)	2,779	3.6	3,140	5	(344)	2,791	3.7
Total fixed maturity securities		$84,693	$5	$(7,003)	$77,685	100.0%	$84,344	$7	$(8,760)	$75,577	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2023
U.S. corporate	$15,345	$16,051	$1,655	$495	$53	$13	$33,612
Foreign corporate	3,897	6,539	378	69	—	—	10,883
U.S. government and agency	8,168	119	—	—	—	—	8,287
RMBS	7,553	18	9	1	9	—	7,590
CMBS	6,305	350	14	2	3	—	6,674
ABS	4,898	659	17	12	10	—	5,596
State and political subdivision	3,845	93	1	—	10	—	3,949
Foreign government	675	391	28	—	—	—	1,094
Total fixed maturity securities	$50,686	$24,220	$2,102	$579	$85	$13	$77,685
December 31, 2022
U.S. corporate	$14,697	$15,683	$1,671	$499	$57	$—	$32,607
Foreign corporate	3,758	6,377	373	68	—	—	10,576
U.S. government and agency	7,887	129	—	—	—	—	8,016
RMBS	7,490	14	12	2	10	—	7,528
CMBS	6,240	351	9	7	4	—	6,611
ABS	4,648	672	17	12	10	—	5,359
State and political subdivision	3,682	105	1	—	11	—	3,799
Foreign government	661	392	28	—	—	—	1,081
Total fixed maturity securities	$49,063	$23,723	$2,111	$588	$92	$—	$75,577

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both March 31, 2023 and December 31, 2022. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$13,739	30.9%	$13,290	30.7%
Finance	12,116	27.2	11,988	27.8
Consumer	9,884	22.2	9,459	21.9
Utility	6,010	13.5	5,767	13.4
Communications	2,746	6.2	2,679	6.2
Total	$44,495	100.0%	$43,183	100.0%
Structured Securities
We held $19.9 billion and $19.5 billion of Structured Securities, at estimated fair value, at March 31, 2023 and December 31, 2022, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,879	51.1%	$(515)	$3,846	51.1%	$(590)
Collateralized mortgage obligations	3,711	48.9	(250)	3,682	48.9	(311)
Total RMBS	$7,590	100.0%	$(765)	$7,528	100.0%	$(901)
Risk profile:
Agency	$6,199	81.7%	$(711)	$6,137	81.5%	$(842)
Prime	148	2.0	(17)	149	2.0	(20)
Alt-A	800	10.5	(36)	788	10.5	(37)
Sub-prime	443	5.8	(1)	454	6.0	(2)
Total RMBS	$7,590	100.0%	$(765)	$7,528	100.0%	$(901)
Ratings profile:
Rated Aaa	$6,706	88.4%		$6,643	88.2%
Designated NAIC 1	$7,553	99.5%		$7,490	99.5%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$90	$82	$90	$82
2012	22	20	41	38
2013	161	154	204	197
2014	321	295	322	294
2015	960	878	966	879
2016	462	424	463	421
2017	731	669	732	667
2018	1,664	1,540	1,668	1,538
2019	1,025	888	1,021	879
2020	554	450	534	426
2021	858	795	821	748
2022	483	468	462	442
2023	12	11	—	—
Total	$7,343	$6,674	$7,324	$6,611
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.7 billion, or 70.9% of total CMBS, and designated NAIC 1 was $6.3 billion, or 94.5% of total CMBS, at March 31, 2023. The estimated fair value of CMBS Aaa rating agency ratings was $4.6 billion, or 70.0% of total CMBS, and designated NAIC 1 was $6.2 billion, or 94.4% of total CMBS, at December 31, 2022.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,351	59.9%	$(107)	$3,239	60.5%	$(124)
Consumer loans	401	7.2	(28)	420	7.8	(36)
Student loans	403	7.2	(27)	393	7.3	(34)
Automobile loans	300	5.3	(7)	216	4.0	(9)
Credit card loans	139	2.5	(9)	158	3.0	(10)
Other loans	1,002	17.9	(61)	933	17.4	(80)
Total	$5,596	100.0%	$(239)	$5,359	100.0%	$(293)
Ratings profile:
Rated Aaa	$2,553	45.6%		$2,300	42.9%
Designated NAIC 1	$4,898	87.5%		$4,648	86.7%
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
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	March 31, 2023				December 31, 2022
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,529	58.9%	$64	0.5%	$13,574	58.9%	$49	0.4%
Agricultural	4,388	19.1	14	0.3%	4,365	18.9	15	0.3%
Residential	5,042	22.0	58	1.2%	5,116	22.2	55	1.1%
Total	$22,959	100.0%	$136	0.6%	$23,055	100.0%	$119	0.5%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% at both March 31, 2023 and December 31, 2022. The remainder was collateralized by properties located outside of the U.S. At March 31, 2023, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 18% for California, 13% for Texas and 9% for Florida. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2023 and December 31, 2022. At March 31, 2023, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 7% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,851	21.1%	$3,026	22.3%
Pacific	2,775	20.5	2,765	20.4
Middle Atlantic	2,185	16.1	2,344	17.3
West South Central	1,899	14.0	1,642	12.1
Mountain	1,145	8.5	1,140	8.4
East North Central	790	5.8	794	5.8
New England	755	5.6	741	5.4
International	398	2.9	390	2.9
West North Central	360	2.7	361	2.7
East South Central	306	2.3	306	2.2
Multi-region and Other	65	0.5	65	0.5
Total recorded investment	13,529	100.0%	13,574	100.0%
Less: allowance for credit losses	64		49
Carrying value, net of allowance for credit losses	$13,465		$13,525
Property type:
Apartment	$5,425	40.1%	$5,366	39.5%
Office	3,357	24.8	3,375	24.9
Industrial	2,035	15.1	2,051	15.1
Retail	1,855	13.7	1,934	14.3
Hotel	857	6.3	848	6.2
Total recorded investment	13,529	100.0%	13,574	100.0%
Less: allowance for credit losses	64		49
Carrying value, net of allowance for credit losses	$13,465		$13,525
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 57% at both March 31, 2023 and December 31, 2022, and our average debt-service coverage ratio was 2.2x at both March 31, 2023 and December 31, 2022. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% at both March 31, 2023 and December 31, 2022. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the three months ended March 31, 2023 and 2022.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Other limited partnerships	$3,985	$3,941
Real estate limited partnerships and LLCs (1)	818	834
Total	$4,803	$4,775
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $974 million and $987 million at March 31, 2023 and December 31, 2022, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,642	81.8%	$2,284	80.1%
Company-owned life insurance	253	7.9	250	8.8
Federal Home Loan Bank stock	220	6.8	201	7.0
Tax credit and renewable energy partnerships	54	1.7	55	1.9
Leveraged leases, net of non-recourse debt	48	1.5	48	1.7
Other	12	0.3	14	0.5
Total	$3,229	100.0%	$2,852	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2023 and December 31, 2022; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the three months ended March 31, 2023 and 2022.
See “Business — Segments and Corporate & Other — Annuities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2022 Annual Report for more information about our use of derivatives by major hedging programs. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2022 Annual Report.
Fair Value Hierarchy
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, as well as a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs as discussed below.
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
Derivatives categorized as Level 3 at March 31, 2023 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations, and foreign currency swaps with certain unobservable inputs.
Credit Risk
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral. See “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2022 Annual Report.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2023		December 31, 2022
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,760	$22	$1,757	$16
Purchased	—	—	—	—
Total	$1,760	$22	$1,757	$16
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
Embedded Derivatives
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for (i) information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and (ii) a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “— Summary of Critical Accounting Estimates — Derivatives” for additional information on the estimates and assumptions that affect embedded derivatives.
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
Future Policy Benefits
We establish liabilities for future amounts payable under insurance policies. See Notes 2 and 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Policyholder Account Balances
Policyholder account balance liabilities are established for products with an explicit account value and generally equal to the balance accrued to the contract holder, which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Market Risk Benefits
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. Liabilities for variable annuity guaranteed benefits are classified as MRBs and measured at fair value. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”

Select information that management considers relevant to understanding our variable annuity risk management strategy has been included below.
Net Amount at Risk
The net amount at risk (“NAR”) for the guaranteed minimum income benefits (“GMIB”) is the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates, equal to the minimum amount provided under the guaranteed benefit. This amount represents our potential economic exposure to such guarantees in the event all contract holders were to annuitize on the balance sheet date, even though the guaranteed amount under the contract may not be annuitized until after the waiting period of the contract.
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
The NAR for the guaranteed minimum death benefits (“GMDB”) is the amount of death benefit in excess of the account value (if any) as of the balance sheet date. It represents the amount of the claim we would incur if death claims were made on all contracts on the balance sheet date and includes any additional contractual claims associated with riders purchased to assist with covering income taxes payable upon death.
Our variable annuity account value and NAR by type of GMxB were as follows at:

	March 31, 2023				December 31, 2022
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$32,260	$4,897	$3,845	34.6%	$31,541	$5,517	$4,484	42.9%
GMIB Max with EDB (3)	8,026	5,816	319	25.8%	7,868	6,013	415	34.8%
GMIB Max without EDB (3)	4,568	159	64	12.7%	4,464	196	92	18.7%
GMWB	19,780	1,195	460	19.3%	19,270	1,584	662	26.5%
GMAB	481	12	12	23.9%	492	18	18	25.4%
GMDB only (other than EDB) (3)	16,330	1,467	—	N/A	15,766	1,737	—	N/A
EDB only (3)	3,092	1,348	—	N/A	3,009	1,439	—	N/A
Total	$84,537	$14,894	$4,700		$82,410	$16,504	$5,671
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).
Reserves
Under GAAP, variable annuity guarantees are classified as MRBs and measured at estimated fair value. Liabilities for these guarantees are reported in market risk benefit liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk which is reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $4.7 billion at March 31, 2023, are measured at estimated fair value.

Our variable annuity reserves by type of GMxB were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
GMIB	$9,828	$9,457
GMWB	178	209
GMAB	—	—
GMDB	719	720
Total	$10,725	$10,386
The estimated fair value of these guarantees can change significantly due to changes in equity market performance, equity market volatility or interest rates. Fair values are also affected by our assumptions around mortality, separate account returns and policyholder behavior, including lapse, annuitization and withdrawal rates. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2022 Annual Report.
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	March 31, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$14,434	$103	$94	$2,330	$38	$46
Interest rate options	32,388	60	133	28,688	22	232
Interest rate forwards	16,681	73	1,696	16,848	35	2,387
Total	$63,503	$236	$1,923	$47,866	$95	$2,665
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
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	March 31, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$13,484	$322	$385	$13,862	$525	$350
Equity total return swaps	43,941	998	858	32,909	520	747
Interest rate swaps	14,435	103	94	2,330	38	46
Interest rate options	29,688	58	77	27,088	21	126
Interest rate forwards	10,388	69	615	10,565	35	1,255
Total	$111,936	$1,550	$2,029	$86,754	$1,139	$2,524
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.

Period-to-period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures and may negatively affect our statutory capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2022 Annual Report.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends and Uncertainties — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2022 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $3.5 billion and $3.6 billion at March 31, 2023 and December 31, 2022, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $43.7 billion and $40.8 billion at March 31, 2023 and December 31, 2022, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” in our 2022 Annual Report.

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
In support of our target combined risk-based capital (“RBC”) ratio of 400% to 450% in normal market conditions, we expect to continue to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the average of the worst two percent of a set of capital markets scenarios over the life of the contracts level in normal market conditions. With our risk management focus on the core drivers of our combined RBC ratio, we believe we can better manage our RBC in stressed market scenarios.
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
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Sources:
Changes in policyholder account balances, net	$1,566	$2,649
Financing element on certain derivative instruments and other derivative related transactions, net	91	—
Total sources	1,657	2,649
Uses:
Operating activities, net	500	199
Investing activities, net	1,325	2,519
Changes in payables for collateral under securities loaned and other transactions, net	159	60
Long-term debt repaid	—	1
Dividends on preferred stock	26	27
Treasury stock acquired in connection with share repurchases	62	127
Financing element on certain derivative instruments and other derivative related transactions, net	—	76
Other, net	15	13
Total uses	2,087	3,022
Net increase (decrease) in cash and cash equivalents	$(430)	$(373)

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
Preferred Stock
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 10 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information on preferred stock issuances.
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for additional information on funding agreements.
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

Funding Agreement-Backed Notes Program
In April 2021, Brighthouse Life Insurance Company established a funding agreement-backed notes program (the “FABN Program”), pursuant to which Brighthouse Life Insurance Company may issue funding agreements to a special purpose statutory trust for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is $7.0 billion. Activity related to these funding agreements is reported in Corporate & Other.
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
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 1, 2026, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $750 million either (i) for spread lending purposes or (ii) to provide additional liquidity. Activity related to these funding agreements is reported in Corporate & Other.
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2023	December 31, 2022	2023	2022	2023	2022
	(In millions)
FABCP Program	$2,508	$2,097	$2,598	$2,158	$2,187	$2,213
FABN Program	3,050	3,450	—	550	400	—
FHLB Funding Agreements	4,350	3,900	800	1,350	350	850
Farmer Mac Funding Agreements	700	700	—	300	—	—
Total	$10,608	$10,147	$3,398	$4,358	$2,937	$3,063
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At March 31, 2023, we were in compliance with these financial covenants.

Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at March 31, 2023. Subsequent to March 31, 2023 and through May 5, 2023, BHF repurchased an additional 562,813 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $24 million.
Preferred Stock Dividends
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
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
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2023, we did not pledge any cash collateral to counterparties. At December 31, 2022, we pledged $7 million of cash collateral to counterparties. At March 31, 2023 and December 31, 2022, we were obligated to return cash collateral pledged to us by counterparties of $709 million and $829 million, respectively. The timing of the return of the derivatives collateral is uncertain. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with our funding agreements.

We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.7 billion and $1.0 billion at March 31, 2023 and December 31, 2022, respectively.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.7 billion at both March 31, 2023 and December 31, 2022.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both March 31, 2023 and December 31, 2022.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding contingencies.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Notes 6 and 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding commitments.
In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding guarantees.
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
Short-term Liquidity and Liquid Assets
At March 31, 2023 and December 31, 2022, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.1 billion and $1.0 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At March 31, 2023 and December 31, 2022, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.1 billion and $1.0 billion, respectively, of which $996 million and $987 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk, market risk and business risk and is calculated on an annual basis. The formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose total adjusted capital (“TAC”) does not meet or exceed the amounts required to attain certain RBC levels. As of the date of the most recent annual statutory financial statements filed with insurance regulators, the TAC of each of our insurance subsidiaries subject to these requirements was in excess of the amounts required to attain each of those RBC levels.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by insurance laws and regulations. See Note 10 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report.
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
Distributions from and Capital Contributions to BH Holdings
During both the three months ended March 31, 2023 and 2022, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2023 and 2022, BHF borrowed $217 million and $252 million, respectively, from certain of its non-insurance subsidiaries and repaid $172 million and $228 million of such borrowings during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, BHF had total obligations outstanding of $558 million and $513 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the three months ended March 31, 2023 and 2022, there were no borrowings or repayments by

BHF under these facilities and, at both March 31, 2023 and December 31, 2022, BHF had no obligations outstanding under such facilities.
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2022 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The quantitative and qualitative disclosures about Market Risk reflect the impact of the adoption of LDTI, including the requirement that all variable annuity guarantees are classified as MRBs and measured at fair value.
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
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts, other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” included in our 2022 Annual Report for additional disclosure regarding our market risk and related sensitivities.

Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long-term debt, policyholder account balances related to certain investment-type contracts, and variable annuity guarantees accounted for as MRBs. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use derivatives including swaps, caps, floors, forwards and options to mitigate the exposure related to interest rate risks from our product liabilities.
Equity Market
Along with investments in equity securities, we have fair value exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance such as variable annuity guarantees accounted for as MRBs, as well as certain policyholder account balances. In addition, we have exposure to equity markets through derivatives including options and swaps that we enter into to mitigate potential equity market exposure from our product liabilities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of March 31, 2023. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $36.1 billion of insurance contracts at March 31, 2023, which are accounted for on a book value basis. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•foreign currency exchange rate risk is not isolated for certain embedded derivatives on index-linked annuities within host asset and liability contracts, as the risk on these instruments is reflected as equity;
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
The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$77,685	$(5,420)
Mortgage loans		$21,056	(910)
Policy loans		$1,432	(97)
Premiums, reinsurance and other receivables		$6,912	(117)
Reinsurance of market risk benefits		$71	(37)
Increase (decrease) in estimated fair value of assets			(6,581)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$30,524	(212)
Long-term debt		$2,662	(216)
Other liabilities		$1,042	7
Embedded derivatives on index-linked annuities (3)		$5,164	152
(Increase) decrease in estimated fair value of liabilities			(269)

Market risk benefits associated with variable annuities		$10,286	(2,899)

Derivative instruments with interest rate risk
Interest rate contracts	$74,464	$(1,588)	(1,951)
Foreign currency contracts	$5,313	$684	(50)
Equity contracts	$60,997	$271	4
Increase (decrease) in estimated fair value of derivative instruments			(1,997)
Net change			$(5,410)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Excludes $36.1 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at March 31, 2023. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in the same caption as the host contract.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates was $5.4 billion at March 31, 2023.
Sensitivity to a 10% rise in equity prices was $105 million at March 31, 2023.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2023.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements.
In addition, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Business—Reinsurance Activity—Unaffiliated Third-Party Reinsurance,” we received a demand for arbitration in February 2021 relating to a block of long-term care insurance business with reserves of $6.5 billion at December 31, 2022 that is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”). The Genworth reinsurers have established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business, and the demand for arbitration sought authorization to withdraw certain amounts from the trust accounts. In August 2022, we participated in an arbitration hearing with the Genworth reinsurers. In March 2023, the arbitration panel ruled that the trusts were funded in excess of the amount required and that such excess amounts are to be released from the trusts. We have complied with the arbitration panel’s ruling.
Item 1A. Risk Factors
We discuss in this report, in our 2022 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2023	371,711	$52.84	371,711	$274
February 1 — February 28, 2023	328,028	$57.53	328,028	$255
March 1 — March 31, 2023	741,155	$51.15	500,385	$231
Total	1,440,894		1,200,124
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.

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

Exhibit No.	Description
10.1*#	Amendment Number Four to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan.
10.2*#	Amendment Number One to the Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 9, 2023