Form 10-Q
period 2023-06-30
Brighthouse Financial, Inc.
filed 2023-08-09
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 4, 2023, 65,502,448 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2023 (Unaudited) and December 31, 2022 and for the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — ASU 2018-12 Transition	11
	Note 3 — Segment Information	13
	Note 4 — Insurance	17
	Note 5 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	24
	Note 6 — Investments	26
	Note 7 — Derivatives	37
	Note 8 — Fair Value	43
	Note 9 — Equity	53
	Note 10 — Other Revenues and Other Expenses	56
	Note 11 — Earnings Per Common Share	57
	Note 12 — Contingencies, Commitments and Guarantees	58
	Note 13 — Subsequent Event	61
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	101
Item 4.	Controls and Procedures	101

Part II — Other Information
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	101
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	102
Item 5.	Other Information	102
Item 6.	Exhibits	103

Signature		104

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2023 (Unaudited) and December 31, 2022
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $85,570 and $84,344, respectively; allowance for credit losses of $12 and $7, respectively)	$77,577	$75,577
Equity securities, at estimated fair value	91	89
Mortgage loans (net of allowance for credit losses of $145 and $119, respectively)	22,614	22,936
Policy loans	1,288	1,282
Limited partnerships and limited liability companies	4,914	4,775
Short-term investments, principally at estimated fair value	1,125	1,081
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,677	2,852
Total investments	111,286	108,592
Cash and cash equivalents	3,737	4,115
Accrued investment income	1,027	885
Premiums, reinsurance and other receivables (net of allowance for credit losses of $10 and $10, respectively)	19,223	18,548
Deferred policy acquisition costs and value of business acquired	4,968	5,084
Current income tax recoverable	31	38
Deferred income tax asset	1,897	1,736
Market risk benefit assets	602	483
Other assets	382	401
Separate account assets	88,392	84,965
Total assets	$231,545	$224,847
Liabilities and Equity
Liabilities
Future policy benefits	$31,899	$31,497
Policyholder account balances	78,643	73,527
Market risk benefit liabilities	9,783	10,389
Other policy-related balances	3,784	4,098
Payables for collateral under securities loaned and other transactions	4,133	4,560
Long-term debt	3,156	3,156
Other liabilities	6,783	7,057
Separate account liabilities	88,392	84,965
Total liabilities	226,573	219,249
Contingencies, Commitments and Guarantees (Note 12)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,758,837 and 122,153,422 shares issued, respectively; 65,956,660 and 68,278,068 shares outstanding, respectively	1	1
Additional paid-in capital	14,039	14,075
Retained earnings (deficit)	(1,069)	(395)
Treasury stock, at cost; 56,802,177 and 53,875,354 shares, respectively	(2,183)	(2,042)
Accumulated other comprehensive income (loss)	(5,881)	(6,106)
Total Brighthouse Financial, Inc.’s stockholders’ equity	4,907	5,533
Noncontrolling interests	65	65
Total equity	4,972	5,598
Total liabilities and equity	$231,545	$224,847
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums	$211	$167	$408	$333
Universal life and investment-type product policy fees	601	609	1,207	1,289
Net investment income	1,196	1,061	2,255	2,212
Other revenues	130	118	223	256
Net investment gains (losses)	(64)	(66)	(160)	(134)
Net derivative gains (losses)	(1,811)	1,977	(2,386)	1,923
Total revenues	263	3,866	1,547	5,879
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0 respectively)	689	717	1,376	1,392
Interest credited to policyholder account balances	452	284	874	532
Amortization of deferred policy acquisition costs and value of business acquired	157	158	313	315
Change in market risk benefits	(1,300)	(62)	(1,106)	(1,641)
Other expenses	502	592	980	1,101
Total expenses	500	1,689	2,437	1,699
Income (loss) before provision for income tax	(237)	2,177	(890)	4,180
Provision for income tax expense (benefit)	(62)	432	(218)	848
Net income (loss)	(175)	1,745	(672)	3,332
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(175)	1,745	(674)	3,330
Less: Preferred stock dividends	25	26	51	53
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(200)	$1,719	$(725)	$3,277
Comprehensive income (loss)	$(768)	$110	$(447)	$(891)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(768)	$110	$(449)	$(893)

Earnings per common share
Basic	$(3.01)	$23.04	$(10.77)	$43.27
Diluted	$(3.01)	$22.91	$(10.77)	$43.01
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	5		(15)		(10)		(10)
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(499)			(499)	2	(497)
Other comprehensive income (loss), net of income tax						818	818		818
Balance at March 31, 2023	—	1	14,054	(894)	(2,119)	(5,288)	5,754	65	5,819
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	10		—		10		10
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				(175)			(175)	—	(175)
Other comprehensive income (loss), net of income tax						(593)	(593)		(593)
Balance at June 30, 2023	$—	$1	$14,039	$(1,069)	$(2,183)	$(5,881)	$4,907	$65	$4,972

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(4,274)	$(1,543)	$47	$8,385	$65	$8,450
Treasury stock acquired in connection with share repurchases					(127)		(127)		(127)
Share-based compensation		—	6		(11)		(5)		(5)
Dividends on preferred stock			(27)				(27)		(27)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				1,585			1,585	2	1,587
Other comprehensive income (loss), net of income tax						(2,588)	(2,588)		(2,588)
Balance at March 31, 2022	—	1	14,133	(2,689)	(1,681)	(2,541)	7,223	65	7,288
Treasury stock acquired in connection with share repurchases					(132)		(132)		(132)
Share-based compensation		—	6		—		6		6
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	—	—
Net income (loss)				1,745			1,745	—	1,745
Other comprehensive income (loss), net of income tax						(1,635)	(1,635)		(1,635)
Balance at June 30, 2022	$—	$1	$14,113	$(944)	$(1,813)	$(4,176)	$7,181	$65	$7,246
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(628)	$(40)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,970	6,250
Equity securities	10	41
Mortgage loans	574	1,382
Limited partnerships and limited liability companies	81	134
Purchases of:
Fixed maturity securities	(4,186)	(10,653)
Equity securities	(6)	(20)
Mortgage loans	(342)	(3,098)
Limited partnerships and limited liability companies	(254)	(432)
Cash received in connection with freestanding derivatives	2,634	2,749
Cash paid in connection with freestanding derivatives	(3,024)	(2,220)
Net change in policy loans	(6)	(12)
Net change in short-term investments	(22)	923
Net change in other invested assets	(88)	(63)
Net cash provided by (used in) investing activities	(1,659)	(5,019)
Cash flows from financing activities
Policyholder account balances:
Deposits	11,670	14,162
Withdrawals	(9,086)	(8,474)
Net change in payables for collateral under securities loaned and other transactions	(427)	406
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(51)	(53)
Treasury stock acquired in connection with share repurchases	(126)	(259)
Financing element on certain derivative instruments and other derivative related transactions, net	(54)	(112)
Other, net	(16)	(13)
Net cash provided by (used in) financing activities	1,909	5,656
Change in cash, cash equivalents and restricted cash	(378)	597
Cash, cash equivalents and restricted cash, beginning of period	4,115	4,474
Cash, cash equivalents and restricted cash, end of period	$3,737	$5,071
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$75	$77
Income tax	$(3)	$106
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
The Company reviews cash flow assumptions regularly, and if they change significantly, LFPBs are adjusted by determining a revised net premium ratio. The revised net premium ratio is calculated as of contract inception using both actual historical experience and updated future cash flow assumptions. The recalculated net premium ratio is applied to derive a remeasurement gain or loss recognized in the current period net income. For insurance policies in-force as of December 31, 2020, January 1, 2021 is considered the contract inception date. The net premium ratio is also updated quarterly for the difference between actual and expected experience.
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
The measurement of fair value includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk, as well as risk margin to capture the non-capital markets risks of the instrument, which represents the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. MRBs are measured at estimated fair value, with changes reported in change in MRBs on the consolidated statements of operations, except for the change due to nonperformance risk, which is reported in OCI.
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
The Company also has intangible assets representing deferred sales inducements (“DSI”), which are included in other assets, and unearned revenue liabilities, which are included in other policy-related balances. The Company defers sales inducements and unearned revenue and amortizes the balances using the same methodology and assumptions used to amortize DAC and VOBA.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the period ended June 30, 2023.
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
(2) Cash flow assumptions used to measure LFPBs on traditional long-duration contracts (including term and non-participating whole life insurance and immediate annuities) have been updated on an annual basis using a retrospective method. The resulting remeasurement gain or loss is now reported separately on the consolidated statements of operations along with the remeasurement gain or loss on universal life-type contract liabilities.
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
For MRBs, the transition adjustment to AOCI relates to the cumulative effect of changes in the nonperformance risk between contract issue date and transition date. In aggregate, the additional spread applied to the risk-free rate decreased from contract inception to the transition date, which had a negative impact on equity. The remaining difference between the estimated fair value and carrying amount of MRBs at transition, excluding the amounts recorded in AOCI, was recorded as an adjustment to retained earnings as of the transition date.
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
The provision for income tax related to adjusted earnings is calculated using the statutory tax rate of 21%, net of impacts related to the dividends received deduction, tax credits and current period non-recurring items.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$357	$18	$(21)	$5	$359
Provision for income tax expense (benefit)	66	3	(5)	(1)	63
Post-tax adjusted earnings	291	15	(16)	6	296
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings	$291	$15	$(16)	$(19)	271
Adjustments for:
Net investment gains (losses)					(64)
Net derivative gains (losses), excluding investment hedge adjustments of $23					(1,834)
Change in market risk benefits					1,300
Market value adjustments					2
Provision for income tax (expense) benefit					125
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(200)

Interest revenue	$633	$119	$316	$151
Interest expense	$—	$—	$—	$38

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Three Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$394	$36	$(200)	$(49)	$181
Provision for income tax expense (benefit)	74	7	(43)	(27)	11
Post-tax adjusted earnings	320	29	(157)	(22)	170
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings	$320	$29	$(157)	$(48)	144
Adjustments for:
Net investment gains (losses)					(66)
Net derivative gains (losses), excluding investment hedge adjustments of $9					1,968
Change in market risk benefits					62
Market value adjustments					32
Provision for income tax (expense) benefit					(421)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$1,719

Interest revenue	$546	$115	$350	$59
Interest expense	$—	$—	$—	$38

	Six Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$744	$18	$(155)	$10	$617
Provision for income tax expense (benefit)	139	2	(33)	(10)	98
Post-tax adjusted earnings	605	16	(122)	20	519
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	51	51
Adjusted earnings	$605	$16	$(122)	$(33)	466
Adjustments for:
Net investment gains (losses)					(160)
Net derivative gains (losses), excluding investment hedge adjustments of $61					(2,447)
Change in market risk benefits					1,106
Market value adjustments					(6)
Provision for income tax (expense) benefit					316
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(725)

Interest revenue	$1,227	$219	$570	$300
Interest expense	$—	$—	$—	$76

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Six Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$832	$119	$(169)	$(87)	$695
Provision for income tax expense (benefit)	158	24	(36)	(30)	116
Post-tax adjusted earnings	674	95	(133)	(57)	579
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	53	53
Adjusted earnings	$674	$95	$(133)	$(112)	524
Adjustments for:
Net investment gains (losses)					(134)
Net derivative gains (losses), excluding investment hedge adjustments of $15					1,908
Change in market risk benefits					1,641
Market value adjustments					70
Provision for income tax (expense) benefit					(732)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$3,277

Interest revenue	$1,101	$275	$751	$100
Interest expense	$—	$—	$—	$76
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Annuities	$1,246	$1,129	$2,416	$2,331
Life	312	289	616	652
Run-off	448	487	828	1,022
Corporate & Other	155	59	294	100
Adjustments	(1,898)	1,902	(2,607)	1,774
Total	$263	$3,866	$1,547	$5,879
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Annuities	$157,657	$151,192
Life	22,836	22,057
Run-off	28,619	28,436
Corporate & Other	22,433	23,162
Total	$231,545	$224,847

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,871	$—	$—	$3,325	$—	$—
Beginning balance at original discount rate	3,212	—	—	3,051	—	—
Effect of model refinements	—	—	—	122	—	—
Effect of changes in cash flow assumptions	—	—	—	(1)	—	—
Effect of actual variances from expected experience	(8)	—	—	107	—	—
Adjusted beginning of period balance	3,204	—	—	3,279	—	—
Issuances	49	—	—	37	—	—
Interest accrual	55	—	—	57	—	—
Net premiums collected	(184)	—	—	(231)	—	—
Ending balance at original discount rate	3,124	—	—	3,142	—	—
Effect of changes in discount rate assumptions	(315)	—	—	(187)	—	—
Balance, end of period	$2,809	$—	$—	$2,955	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171
Beginning balance at original discount rate	5,922	3,897	7,410	5,820	3,865	8,165
Effect of model refinements	—	—	—	135	—	—
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	(10)	(4)	(37)	123	(10)	(37)
Adjusted beginning of period balance	5,912	3,893	7,373	6,078	3,855	8,128
Issuances	50	182	—	41	102	—
Interest accrual	107	72	158	110	73	174
Benefit payments	(251)	(192)	(301)	(373)	(185)	(315)
Ending balance at original discount rate	5,818	3,955	7,230	5,856	3,845	7,987
Effect of changes in discount rate assumptions	(597)	(355)	(519)	(347)	(190)	(212)
Balance, end of period	$5,221	$3,600	$6,711	$5,509	$3,655	$7,775
Net liability for future policy benefits, end of period	$2,412	$3,600	$6,711	$2,554	$3,655	$7,775
Less: Reinsurance recoverable, end of period	41	25	66	55	24	75
Net liability for future policy benefits, after reinsurance recoverable	$2,371	$3,575	$6,645	$2,499	$3,631	$7,700
Weighted-average duration of liability	8.3 years	8.4 years	11.6 years	8.3 years	8.4 years	12.7 years
Weighted-average interest accretion rate	3.95%	3.92%	4.46%	3.98%	3.92%	4.44%
Gross premiums or assessments recognized during period	$307	$224	$—	$333	$116	$—
Expected future gross premiums, undiscounted	$6,531	$—	$—	$6,812	$—	$—
Expected future gross premiums, discounted	$4,837	$—	$—	$5,041	$—	$—
Expected future benefit payments, undiscounted	$8,044	$5,608	$14,062	$8,099	$5,462	$16,886
Expected future benefit payments, discounted	$5,818	$3,955	$7,230	$5,856	$3,845	$7,987

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,175	6,731
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	60	108
Adjusted beginning of period balance	7,235	6,839
Interest accrual	175	164
Net assessments collected	206	231
Benefit payments	(195)	(268)
Effect of realized capital gains (losses)	—	—
Ending balance before the effect of unrealized gains and losses	7,421	6,966
Effect of unrealized gains and losses	(211)	(98)
Balance, end of period	7,210	6,868
Less: Reinsurance recoverable, end of period	1,414	1,354
Net additional liability, after reinsurance recoverable	$5,796	$5,514
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.91%	4.91%
Gross premiums or assessments recognized during period	$—	$—
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$19,933	$20,852
Long-term care insurance (1)	5,606	6,093
ULSG liability for profits followed by losses	2,565	2,911
Participating whole life insurance (2)	3,031	2,851
Deferred profit liabilities	373	375
Other	391	410
Total liability for future policy benefits	$31,899	$33,492
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 3.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2023 and 2022, and 41% of gross traditional life insurance premiums for both the six months ended June 30, 2023 and 2022.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	113	43	3,390	1,479	339	—
Surrenders and withdrawals	(90)	(326)	(1,613)	(874)	(12)	—
Benefit payments	(42)	(61)	(117)	(203)	(55)	(4)
Net transfers from (to) separate account	22	11	—	—	—	—
Interest credited	8	78	203	229	122	15
Policy charges	(110)	(14)	(4)	—	(513)	(6)
Changes related to embedded derivatives	—	—	2,793	—	—	—
Balance, end of period	$2,559	$4,639	$38,549	$14,905	$5,188	$646
Weighted-average crediting rate (2)	0.31%	1.63%	0.66%	1.57%	2.33%	2.33%
Six Months Ended June 30, 2022
Balance, beginning of period	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Premiums and deposits	110	87	3,431	340	356	—
Surrenders and withdrawals	(41)	(233)	(999)	(276)	(15)	—
Benefit payments	(35)	(60)	(77)	(166)	(37)	(4)
Net transfers from (to) separate account	31	151	—	—	—	2
Interest credited	30	83	149	151	107	11
Policy charges	(111)	(14)	(3)	—	(526)	(3)
Changes related to embedded derivatives	—	—	(3,575)	—	—	—
Balance, end of period	$2,678	$4,757	$30,926	$11,898	$5,454	$652
Weighted-average crediting rate (2)	1.12%	1.75%	0.56%	1.28%	1.94%	1.69%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$66,486	$56,365
Funding agreements classified as investment contracts	11,041	9,104
Other investment contract liabilities	1,116	1,248
Total policyholder account balances	$78,643	$66,717

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2023
Annuities (1) (3):
Less than 2.00%	$771	$275	$437	$7,163	$8,646
2.00% to 3.99%	5,252	4,789	710	11	10,762
Greater than 3.99%	499	—	—	—	499
Total	$6,522	$5,064	$1,147	$7,174	$19,907
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$199	$199
2.00% to 3.99%	—	502	49	149	700
Greater than 3.99%	1,619	—	—	—	1,619
Total	$1,619	$502	$49	$348	$2,518
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,179	1,526	1,692	262	4,659
Greater than 3.99%	517	—	—	—	517
Total	$1,696	$1,526	$1,692	$262	$5,176
December 31, 2022
Annuities (1) (3):
Less than 2.00%	$861	$317	$369	$5,821	$7,368
2.00% to 3.99%	6,119	4,872	596	10	11,597
Greater than 3.99%	525	—	—	—	525
Total	$7,505	$5,189	$965	$5,831	$19,490
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	510	87	154	751
Greater than 3.99%	1,657	—	—	—	1,657
Total	$1,657	$510	$87	$326	$2,580
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,225	1,581	1,729	266	4,801
Greater than 3.99%	527	—	—	—	527
Total	$1,752	$1,581	$1,729	$266	$5,328
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,		Years Ended December 31,
	2023	2022	2022	2021
	(Dollars in millions)
Balance, beginning of period	$9,974	$15,698	$15,698	$18,388
Balance, beginning of period, before effect of changes in nonperformance risk	8,230	11,611	11,611	14,934
Decrements	(54)	39	16	(68)
Effect of changes in future expected assumptions	—	—	210	41
Effect of actual different from expected experience	170	(333)	(48)	(86)
Effect of changes in interest rates	(147)	(5,937)	(8,394)	(1,829)
Effect of changes in fund returns	(1,529)	4,413	3,807	(2,578)
Issuances	(5)	(16)	(47)	(96)
Effect of changes in risk margin	(18)	(92)	(152)	(128)
Aging of the block and other	713	620	1,227	1,421
Balance, end of period, before effect of changes in nonperformance risk	7,360	10,305	8,230	11,611
Effect of changes in nonperformance risk	1,868	1,709	1,744	4,087
Balance, end of period	9,228	12,014	9,974	15,698
Less: Reinsurance recoverable, end of period	50	88	71	118
Balance, end of period, net of reinsurance (1)	$9,178	$11,926	$9,903	$15,580
Weighted-average attained age of contract holder	72.5 years	71.4 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2023 and 2022, with the exception of $3 million and $3 million, respectively, of index-linked annuities not included in this table, and at December 31, 2022 and 2021, with the exception of $3 million and $5 million, respectively, of index-linked annuities not included in this table.
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,653	$5,218	$1,932	$105,023	$6,862	$2,384
Premiums and deposits	408	83	—	795	87	—
Surrenders and withdrawals	(3,010)	(91)	(7)	(3,232)	(89)	(11)
Benefit payments	(740)	(33)	(16)	(711)	(30)	(17)
Investment performance	7,211	654	212	(19,105)	(1,443)	(385)
Policy charges	(1,076)	(104)	(24)	(1,170)	(105)	(34)
Net transfers from (to) general account	(11)	(22)	—	(151)	(31)	(2)
Other	(12)	—	(4)	38	4	5
Balance, end of period	$80,423	$5,705	$2,093	$81,487	$5,255	$1,940

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$88,221	$88,682
Variable income annuities	152	145
Pension risk transfer annuities	19	16
Total separate account liabilities	$88,392	$88,843
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Equity securities	$88,127	$84,667
Fixed maturity securities	256	278
Cash and cash equivalents	1	9
Other assets	8	11
Total aggregate estimated fair value of assets	$88,392	$84,965
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,559	$4,639	$38,549	$14,905	$5,188	$646
Separate account liabilities	5,705	80,423	—	—	—	2,093
Total account balances	$8,264	$85,062	$38,549	$14,905	$5,188	$2,739
Net amount at risk	$36,753	$13,672	N/A	N/A	$69,602	$2,647
Cash surrender value	$7,676	$84,644	$35,860	$14,281	$6,160	$2,539
June 30, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,678	$4,757	$30,926	$11,898	$5,454	$652
Separate account liabilities	5,255	81,487	—	—	—	1,940
Total account balances	$7,933	$86,244	$30,926	$11,898	$5,454	$2,592
Net amount at risk	$38,948	$15,537	N/A	N/A	$71,683	$3,305
Cash surrender value	$7,293	$86,099	$27,083	$11,158	$6,363	$2,363
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2023
DAC:
Balance, beginning of period	$2,508	$107	$1,213	$405	$392
Capitalization	19	7	165	—	6
Amortization	(124)	(5)	(111)	(27)	(23)
Balance, end of period	2,403	109	1,267	378	375
VOBA:
Balance, beginning of period	341	65	—	5	48
Amortization	(17)	(2)	—	(1)	(3)
Balance, end of period	324	63	—	4	45
Total DAC and VOBA:
Balance, end of period	$2,727	$172	$1,267	$382	$420
Six Months Ended June 30, 2022
DAC:
Balance, beginning of period	$2,718	$89	$1,081	$462	$431
Capitalization	37	11	170	—	5
Amortization	(134)	(7)	(94)	(30)	(25)
Balance, end of period	2,621	93	1,157	432	411
VOBA:
Balance, beginning of period	377	70	—	6	54
Amortization	(18)	(3)	—	(1)	(3)
Balance, end of period	359	67	—	5	51
Total DAC and VOBA:
Balance, end of period	$2,980	$160	$1,157	$437	$462

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Adjusted balance at January 1, 2021 (1)	$2,912	$64	$886	$527	$469
Capitalization	90	37	354	(3)	16
Amortization	(284)	(12)	(159)	(62)	(54)
Balance at December 31, 2021	2,718	89	1,081	462	431
Capitalization	55	30	330	(1)	11
Amortization	(265)	(12)	(198)	(56)	(50)
Balance at December 31, 2022	$2,508	$107	$1,213	$405	$392
VOBA:
Adjusted balance at January 1, 2021 (1)	$428	$76	$—	$8	$61
Amortization	(51)	(6)	—	(2)	(7)
Balance at December 31, 2021	377	70	—	6	54
Amortization	(36)	(5)	—	(1)	(6)
Balance at December 31, 2022	341	65	—	5	48
Total DAC and VOBA:
Balance at December 31, 2022	$2,849	$172	$1,213	$410	$440
Balance at December 31, 2021	$3,095	$159	$1,081	$468	$485
_______________
(1)Includes an adjustment to eliminate balances included in AOCI related to the adoption of ASU 2018-12 (see Note 2).
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	Six Months Ended June 30, 2023
	2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$245	$9	$272	$10
Amortization	(13)	(1)	(14)	—
Balance, end of period	$232	$8	$258	$10
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30, 2023
	2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$356	$488	$74	$358	$344	$80
Capitalization	20	88	—	20	91	1
Amortization	(20)	(23)	(4)	(20)	(17)	(4)
Balance, end of period	$356	$553	$70	$358	$418	$77

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$37,732	$4	$237	$4,251	$33,714	$36,926	$1	$203	$4,521	$32,607
Foreign corporate	12,587	—	44	1,726	10,905	12,471	1	38	1,932	10,576
U.S. government and agency	8,374	—	336	547	8,163	8,318	—	300	602	8,016
RMBS	8,330	5	42	914	7,453	8,431	2	44	945	7,528
CMBS	7,202	3	1	742	6,458	7,324	3	—	710	6,611
ABS	6,252	—	9	235	6,026	5,652	—	3	296	5,359
State and political subdivision	4,012	—	150	327	3,835	4,074	—	125	400	3,799
Foreign government	1,081	—	41	99	1,023	1,148	—	39	106	1,081
Total fixed maturity securities	$85,570	$12	$860	$8,841	$77,577	$84,344	$7	$752	$9,512	$75,577
The Company held non-income producing fixed maturity securities with an estimated fair value of $14 million at June 30, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,081	$15,240	$15,952	$30,513	$21,784	$85,570
Estimated fair value	$2,043	$14,451	$14,192	$26,954	$19,937	$77,577
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

	June 30, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$10,440	$762	$18,523	$3,489	$24,509	$3,351	$3,979	$1,170
Foreign corporate	2,995	161	7,038	1,565	8,260	1,413	1,601	519
U.S. government and agency	951	28	3,238	519	3,121	265	1,147	337
RMBS	2,248	183	4,457	731	4,731	497	2,246	448
CMBS	2,130	188	4,204	554	5,589	543	970	167
ABS	1,666	33	3,397	202	3,347	159	1,733	137
State and political subdivision	919	65	1,236	262	2,041	317	247	83
Foreign government	209	12	525	87	777	99	21	7
Total fixed maturity securities	$21,558	$1,432	$42,618	$7,409	$52,375	$6,644	$11,944	$2,868
Total number of securities in an unrealized loss position	3,354		6,246		7,309		2,049
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $626 million and $602 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $12 million, relating to 19 securities at June 30, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $12 million and $7 million at June 30, 2023 and December 31, 2022, respectively. For both the six months ended June 30, 2023 and 2022, the change in the allowance for fixed maturity securities by sector was not significant. The Company recorded total write-offs of $7 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,392	59.2%	$13,574	59.2%
Agricultural	4,432	19.6	4,365	19.0
Residential	4,935	21.8	5,116	22.3
Total mortgage loans (1)	22,759	100.6	23,055	100.5
Allowance for credit losses	(145)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,614	100.0%	$22,936	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $0 and $32 million for the three months and six months ended June 30, 2023, respectively, and $415 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $114 million and $115 million at June 30, 2023 and December 31, 2022, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	26	—	1	27
Charge-offs, net of recoveries	—	(1)	—	(1)
Balance, end of period	$75	$14	$56	$145
Six Months Ended June 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	—	3	—	3
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$44	$15	$44	$103
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
June 30, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$79	$1,877	$2,672	$225	$1,290	$2,965	$9,108
65% to 75%	50	529	523	178	269	1,157	2,706
76% to 80%	—	11	18	39	210	536	814
Greater than 80%	—	—	—	—	96	668	764
Total commercial mortgage loans	129	2,417	3,213	442	1,865	5,326	13,392
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	108	562	1,136	434	511	1,349	4,100
65% to 75%	—	139	112	32	31	18	332
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	108	701	1,248	466	542	1,367	4,432
Residential mortgage loans
Performing	2	1,195	1,717	155	212	1,576	4,857
Nonperforming	—	9	16	—	2	51	78
Total residential mortgage loans	2	1,204	1,733	155	214	1,627	4,935
Total	$239	$4,322	$6,194	$1,063	$2,621	$8,320	$22,759

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)

	2022	2021	2020	2019	2018	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,464	93.1%	$12,157	89.6%
1.00x - 1.20x	431	3.2	590	4.3
Less than 1.00x	497	3.7	827	6.1
Total	$13,392	100.0%	$13,574	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2023 and December 31, 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2023				December 31, 2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,375	$4,407	$4,788	$22,570	$13,574	$4,346	$5,041	$22,961
30-59 days past due	—	3	69	72	—	—	11	11
60-89 days past due	—	—	21	21	—	—	16	16
90-179 days past due	17	22	25	64	—	3	31	34
180+ days past due	—	—	32	32	—	16	17	33
Total	$13,392	$4,432	$4,935	$22,759	$13,574	$4,365	$5,116	$23,055
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2023	$29	$—	$78	$107
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both June 30, 2023 and December 31, 2022.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the six months ended June 30, 2023 and 2022.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities	$(7,981)	$(8,760)
Derivatives	544	638
Other	(16)	3
Subtotal	(7,453)	(8,119)
Amounts allocated from:
Future policy benefits	796	917
Deferred income tax benefit (expense)	1,398	1,512
Net unrealized investment gains (losses)	$(5,259)	$(5,690)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2023
(In millions)
Balance at December 31, 2022	$(5,690)
Unrealized investment gains (losses) during the period	666
Unrealized investment gains (losses) relating to:
Future policy benefits	(121)
Deferred income tax benefit (expense)	(114)
Balance at June 30, 2023	$(5,259)
Change in net unrealized investment gains (losses)	$431
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2023 and December 31, 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2023	December 31, 2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,582	$3,995
Estimated fair value	$3,329	$3,638
Cash collateral received from counterparties (2)	$3,390	$3,731
Reinvestment portfolio — estimated fair value	$3,297	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$678	$512	$1,705	$2,895	$640	$1,527	$984	$3,151
U.S. corporate	—	321	—	321	2	410	—	412
Foreign corporate	—	166	—	166	—	152	—	152
Foreign government	—	8	—	8	—	16	—	16
Total	$678	$1,007	$1,705	$3,390	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2023 was $666 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including ABS, agency RMBS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 54% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,268	$7,999
Invested assets held in trust (reinsurance agreements) (2)	5,695	5,621
Invested assets pledged as collateral (3)	13,464	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$27,427	$27,540
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $60 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $185 million and $240 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $216 million and $201 million at redemption value at June 30, 2023 and December 31, 2022, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2023 or December 31, 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2023		December 31, 2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,666	$17,207	$15,896	$17,471
Limited partnerships and LLCs	4,316	5,475	4,136	5,491
Total	$19,982	$22,682	$20,032	$22,962
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$868	$742	$1,705	$1,460
Equity securities	1	1	1	1
Mortgage loans	237	205	476	408
Policy loans	18	17	33	32
Limited partnerships and LLCs (1)	89	122	76	363
Cash, cash equivalents and short-term investments	55	6	105	7
Other	20	18	42	32
Total investment income	1,288	1,111	2,438	2,303
Less: Investment expenses	92	50	183	91
Net investment income	$1,196	$1,061	$2,255	$2,212
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $93 million and $92 million for the three months and six months ended June 30, 2023, respectively, and $93 million and $305 million for the three months and six months ended June 30, 2022, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fixed maturity securities	$(55)	$(60)	$(131)	$(102)
Equity securities	2	(6)	(1)	(12)
Mortgage loans	(10)	1	(27)	(3)
Limited partnerships and LLCs	—	(1)	—	(17)
Other	(1)	—	(1)	—
Total net investment gains (losses)	$(64)	$(66)	$(160)	$(134)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($2) million and less than ($1) million for the three months and six months ended June 30, 2023, respectively, and ($5) million and ($21) million for the three months and six months ended June 30, 2022, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Proceeds	$505	$1,576	$1,277	$4,115
Gross investment gains	$8	$2	$11	$46
Gross investment losses	(56)	(60)	(129)	(143)
Net investment gains (losses)	$(48)	$(58)	$(118)	$(97)
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
•Equity market derivatives: options, total return swaps and hybrid options; and
•Credit derivatives: single and index reference credit default swaps and swaptions.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$20	$—	$4	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	3,954	508	19	4,026	596	8
Total qualifying hedges		3,974	508	23	4,086	596	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	14,853	90	70	3,145	98	46
Interest rate floors	Interest rate	3,000	4	1	3,250	12	3
Interest rate caps	Interest rate	5,800	94	34	6,350	137	43
Interest rate options	Interest rate	31,680	43	208	28,688	22	232
Interest rate forwards	Interest rate	17,939	47	1,941	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	777	128	1	822	148	—
Foreign currency forwards	Foreign currency exchange rate	491	11	—	487	1	10
Credit default swaps — written	Credit	1,530	24	1	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	15,528	626	495	17,229	697	351
Equity total return swaps	Equity market	46,739	1,438	1,113	32,909	520	747
Hybrid options	Equity market	630	4	—	—	—	—
Total non-designated or non-qualifying derivatives		138,967	2,509	3,864	112,905	1,688	3,900
Total		$142,941	$3,017	$3,887	$116,991	$2,284	$3,920
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$1	$(1)
Foreign currency exchange rate	5	(5)	13	(49)
Total cash flow hedges	3	(5)	14	(50)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(551)	—	—	—
Foreign currency exchange rate	9	(6)	—	—
Credit	9	—	—	—
Equity market	433	—	—	—
Embedded	(1,703)	—	—	—
Total non-qualifying hedges	(1,803)	(6)	—	—
Total	$(1,800)	$(11)	$14	$(50)
Three Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$(20)
Foreign currency exchange rate	1	(2)	14	285
Total cash flow hedges	4	(2)	15	265
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,307)	—	—	—
Foreign currency exchange rate	93	(32)	—	—
Credit	(25)	—	—	—
Equity market	420	—	—	—
Embedded	2,826	—	—	—
Total non-qualifying hedges	2,007	(32)	—	—
Total	$2,011	$(34)	$15	$265

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$2	$1
Foreign currency exchange rate	4	(5)	27	(91)
Total cash flow hedges	2	(5)	29	(90)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	59	—	—	—
Foreign currency exchange rate	4	4	—	—
Credit	19	—	—	—
Equity market	324	—	—	—
Embedded	(2,793)	—	—	—
Total non-qualifying hedges	(2,387)	4	—	—
Total	$(2,385)	$(1)	$29	$(90)
Six Months Ended June 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$2	$(41)
Foreign currency exchange rate	1	(2)	25	325
Total cash flow hedges	5	(2)	27	284
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(2,438)	—	—	—
Foreign currency exchange rate	113	(39)	—	—
Credit	(32)	—	—	—
Equity market	728	—	—	—
Embedded	3,588	—	—	—
Total non-qualifying hedges	1,959	(39)	—	—
Total	$1,964	$(41)	$27	$284
At both June 30, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year.
At June 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $544 million and $638 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$544	1.7	$7	$544	2.2
Baa	15	958	5.0	8	1,185	5.0
Ba	2	24	3.5	2	24	4.0
Caa and Lower	(1)	4	2.5	(1)	4	3.0
Total	$23	$1,530	3.8	$16	$1,757	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2023
Derivative assets	$2,873	$(2,106)	$(516)	$251	$(231)	$20
Derivative liabilities	$3,746	$(2,106)	$—	$1,640	$(1,640)	$—
December 31, 2022
Derivative assets	$2,308	$(1,659)	$(640)	$9	$(6)	$3
Derivative liabilities	$3,919	$(1,659)	$(7)	$2,253	$(2,251)	$2
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,640	$2,260
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,432	$4,894
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

	June 30, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$32,387	$1,327	$33,714
Foreign corporate	—	10,301	604	10,905
U.S. government and agency	3,552	4,611	—	8,163
RMBS	—	7,439	14	7,453
CMBS	—	6,422	36	6,458
ABS	—	5,705	321	6,026
State and political subdivision	—	3,835	—	3,835
Foreign government	—	985	38	1,023
Total fixed maturity securities	3,552	71,685	2,340	77,577
Equity securities	40	26	25	91
Short-term investments	873	252	—	1,125
Derivative assets: (1)
Interest rate	—	278	—	278
Foreign currency exchange rate	—	630	17	647
Credit	—	17	7	24
Equity market	—	2,064	4	2,068
Total derivative assets	—	2,989	28	3,017
Market risk benefit assets	—	—	602	602
Separate account assets	10	88,382	—	88,392
Total assets	$4,475	$163,334	$2,995	$170,804
Liabilities
Market risk benefit liabilities	$—	$—	$9,783	$9,783
Derivative liabilities: (1)
Interest rate	—	2,258	—	2,258
Foreign currency exchange rate	—	20	—	20
Credit	—	—	1	1
Equity market	—	1,608	—	1,608
Total derivative liabilities	—	3,886	1	3,887
Embedded derivatives on index-linked annuities (2)	—	—	6,886	6,886
Total liabilities	$—	$3,886	$16,670	$20,556

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2023.
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

					June 30, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	24.11%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.52%	-	22.83%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	0.86%	-	2.08%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.54%	-	1.93%	0.00%	-	1.98%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities	Separate Account Assets (3)
	(In millions)
Three Months Ended June 30, 2023
Balance, beginning of period	$1,936	$350	$39	$25	$—	$33	$(5,164)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(4)	—	—	(1)	—	(5)	(1,703)	—
Total realized/unrealized gains (losses) included in AOCI	(22)	(1)	—	—	—	—	—	—
Purchases (6)	68	36	—	1	—	9	—	—
Sales (6)	(42)	(3)	(1)	—	—	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	(19)	—
Transfers into Level 3 (7)	26	2	—	—	—	—	—	—
Transfers out of Level 3 (7)	(31)	(13)	—	—	—	(10)	—	—
Balance, end of period	$1,931	$371	$38	$25	$—	$27	$(6,886)	$—
Three Months Ended June 30, 2022
Balance, beginning of period	$1,618	$194	$23	$13	$—	$30	$(5,674)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(6)	—	—	1	—	(5)	2,826	—
Total realized/unrealized gains (losses) included in AOCI	(110)	3	(5)	—	—	12	—	—
Purchases (6)	330	201	—	13	—	1	—	—
Sales (6)	(56)	(11)	—	—	—	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	17	—
Transfers into Level 3 (7)	90	34	22	—	—	—	—	—
Transfers out of Level 3 (7)	(156)	(76)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(2,831)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (8)	$(3)	$—	$—	$(2)	$—	$(5)	$(1,802)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2023 (8)	$(24)	$(1)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (8)	$—	$—	$—	$1	$—	$(5)	$2,756	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (8)	$(117)	$2	$(5)	$—	$—	$12	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities	Separate Account Assets (3)
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(3)	—	—	(3)	—	(5)	(2,793)	—
Total realized/unrealized gains (losses) included in AOCI	7	1	1	—	—	—	—	—
Purchases (6)	210	52	—	1	—	9	—	—
Sales (6)	(73)	(7)	(1)	—	—	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	(161)	—
Transfers into Level 3 (7)	56	2	—	—	—	—	—	—
Transfers out of Level 3 (7)	(53)	(42)	—	—	—	(12)	—	—
Balance, end of period	$1,931	$371	$38	$25	$—	$27	$(6,886)	$—
Six Months Ended June 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(6,641)	$—
Total realized/unrealized gains (losses) included in net income (loss) (4) (5)	(6)	—	—	1	—	(15)	3,588	(1)
Total realized/unrealized gains (losses) included in AOCI	(216)	(12)	(9)	—	—	16	—	—
Purchases (6)	648	229	5	13	—	1	—	—
Sales (6)	(140)	(14)	(1)	—	(2)	—	—	—
Issuances (6)	—	—	—	—	—	—	—	—
Settlements (6)	—	—	—	—	—	—	222	—
Transfers into Level 3 (7)	148	23	19	—	—	—	—	1
Transfers out of Level 3 (7)	(123)	(101)	—	—	—	—	—	—
Balance, end of period	$1,710	$345	$40	$27	$—	$38	$(2,831)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (8)	$(2)	$(1)	$—	$(3)	$—	$(5)	$(2,968)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2023 (8)	$1	$—	$1	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (8)	$—	$—	$—	$1	$—	$(15)	$3,443	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held at June 30, 2022 (8)	$(218)	$(12)	$(9)	$—	$—	$16	$—	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.
(3)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contract holders within separate account liabilities. Therefore, such changes in estimated fair value are recorded in net investment gains (losses) and not net income (loss).
(4)Amortization of premium/accretion of discount is included in net investment income. Changes in the allowance for credit losses and direct write-offs are charged to net income (loss) on securities are included in net investment gains (losses). Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
(5)Interest and dividend accruals, as well as cash interest coupons and dividends received, are excluded from the rollforward.
(6)Items purchased/issued and then sold/settled in the same period are excluded from the rollforward. Fees attributed to embedded derivatives are included in settlements.
(7)Gains and losses, in net income (loss) and OCI, are calculated assuming transfers into and/or out of Level 3 occurred at the beginning of the period. Items transferred into and out of Level 3 in the same period are excluded from the rollforward.
(8)Changes in unrealized gains (losses) included in net income (loss) for fixed maturities are reported in either net investment income or net investment gains (losses). Substantially all changes in unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,614	$—	$—	$20,452	$20,452
Policy loans	$1,288	$—	$503	$911	$1,414
Other invested assets	$228	$—	$216	$12	$228
Premiums, reinsurance and other receivables	$7,163	$—	$154	$7,145	$7,299
Liabilities
Policyholder account balances	$31,657	$—	$—	$30,584	$30,584
Long-term debt	$3,156	$—	$2,685	$—	$2,685
Other liabilities	$1,099	$—	$407	$693	$1,100
Separate account liabilities	$1,135	$—	$1,135	$—	$1,135

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,936	$—	$—	$20,816	$20,816
Policy loans	$1,282	$—	$515	$878	$1,393
Other invested assets	$213	$—	$201	$12	$213
Premiums, reinsurance and other receivables	$6,080	$—	$89	$6,141	$6,230
Liabilities
Policyholder account balances	$31,887	$—	$—	$30,942	$30,942
Long-term debt	$3,156	$—	$2,703	$—	$2,703
Other liabilities	$943	$—	$248	$695	$943
Separate account liabilities	$1,024	$—	$1,024	$—	$1,024
9. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both June 30, 2023 and December 31, 2022:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)				(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$825.00	$14	$825.00	$14
B	$421.88	7	$421.88	7	$843.76	14	$843.76	14
C	$335.94	7	$335.94	8	$671.88	15	$671.88	16
D	$289.06	4	$289.06	4	$578.12	8	$684.11	9
Total		$25		$26		$51		$53
Common Stock Repurchase Program
During the six months ended June 30, 2023 and 2022, BHF repurchased 2,684,792 and 5,152,415 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $126 million and $259 million, respectively. At June 30, 2023, BHF had $167 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2023	$(5,028)	$472	$(1,383)	$706	$(55)	$(5,288)
OCI before reclassifications	(895)	(50)	(116)	251	1	(809)
Deferred income tax benefit (expense) (3)	187	11	24	(52)	—	170
AOCI before reclassifications, net of income tax	(5,736)	433	(1,475)	905	(54)	(5,927)
Amounts reclassified from AOCI	59	(4)	—	—	2	57
Deferred income tax benefit (expense) (3)	(12)	1	—	—	—	(11)
Amounts reclassified from AOCI, net of income tax	47	(3)	—	—	2	46
Balance at June 30, 2023	$(5,689)	$430	$(1,475)	$905	$(52)	$(5,881)

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2022	$459	$329	$(2,496)	$(776)	$(57)	$(2,541)
OCI before reclassifications	(5,380)	265	1,451	1,542	(25)	(2,147)
Deferred income tax benefit (expense) (3)	1,130	(55)	(305)	(325)	6	451
AOCI before reclassifications, net of income tax	(3,791)	539	(1,350)	441	(76)	(4,237)
Amounts reclassified from AOCI	81	(5)	—	—	2	78
Deferred income tax benefit (expense) (3)	(17)	—	—	—	—	(17)
Amounts reclassified from AOCI, net of income tax	64	(5)	—	—	2	61
Balance at June 30, 2022	$(3,727)	$534	$(1,350)	$441	$(74)	$(4,176)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Equity (continued)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2022	$(6,194)	$504	$(1,378)	$1,020	$(58)	$(6,106)
OCI before reclassifications	519	(90)	(123)	(146)	3	163
Deferred income tax benefit (expense) (3)	(109)	19	26	31	(1)	(34)
AOCI before reclassifications, net of income tax	(5,784)	433	(1,475)	905	(56)	(5,977)
Amounts reclassified from AOCI	120	(4)	—	—	5	121
Deferred income tax benefit (expense) (3)	(25)	1	—	—	(1)	(25)
Amounts reclassified from AOCI, net of income tax	95	(3)	—	—	4	96
Balance at June 30, 2023	$(5,689)	$430	$(1,475)	$905	$(52)	$(5,881)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2021	$5,285	$239	$(3,230)	$(2,199)	$(48)	$47
OCI before reclassifications	(11,435)	284	2,380	3,343	(36)	(5,464)
Deferred income tax benefit (expense) (3)	2,325	17	(500)	(703)	8	1,147
AOCI before reclassifications, net of income tax	(3,825)	540	(1,350)	441	(76)	(4,270)
Amounts reclassified from AOCI	124	(7)	—	—	2	119
Deferred income tax benefit (expense) (3)	(26)	1	—	—	—	(25)
Amounts reclassified from AOCI, net of income tax	98	(6)	—	—	2	94
Balance at June 30, 2022	$(3,727)	$534	$(1,350)	$441	$(74)	$(4,176)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(46)	$(55)	$(114)	$(94)	Net investment gains (losses)
Net unrealized investment gains (losses)	(13)	(26)	(6)	(30)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(59)	(81)	(120)	(124)
Income tax (expense) benefit	12	17	25	26
Net unrealized investment gains (losses), net of income tax	(47)	(64)	(95)	(98)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	(2)	3	(2)	4	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	5	1	4	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	5	4	7
Income tax (expense) benefit	(1)	—	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	3	5	3	6
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	(2)	(5)	(2)
Amortization of defined benefit plans, before income tax	(2)	(2)	(5)	(2)
Income tax (expense) benefit	—	—	1	—
Amortization of defined benefit plans, net of income tax	(2)	(2)	(4)	(2)
Total reclassifications, net of income tax	$(46)	$(61)	$(96)	$(94)
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
Other revenues consisted primarily of 12b-1 fees of $66 million and $133 million for the three months and six months ended June 30, 2023, respectively, and $74 million and $156 million for the three months and six months ended June 30, 2022, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Compensation	$106	$80	$204	$165
Contracted services and other labor costs	79	68	148	124
Transition services agreements	8	1	19	29
Establishment costs	—	11	—	26
Premium and other taxes, licenses and fees	20	15	34	28
Separate account fees	92	102	184	216
Volume related costs, excluding compensation, net of DAC capitalization	143	99	280	245
Interest expense on debt	38	38	76	76
Other	16	178	35	192
Total other expenses	$502	$592	$980	$1,101
Capitalization of DAC
See Note 5 for additional information on the capitalization of DAC.
11. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(200)	$1,719	$(725)	$3,277

Weighted average common shares outstanding — basic	66,722,046	74,570,237	67,294,437	75,705,755
Dilutive effect of share-based awards	—	401,421	—	454,716
Weighted average common shares outstanding — diluted	66,722,046	74,971,658	67,294,437	76,160,471

Earnings per common share:
Basic	$(3.01)	$23.04	$(10.77)	$43.27
Diluted	$(3.01)	$22.91	$(10.77)	$43.01
For both the three months and six months ended June 30, 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.
For both the three months and six months ended June 30, 2022, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months and six months ended June 30, 2022.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2023.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
As of June 30, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $294 million and $247 million at June 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.5 billion and $1.9 billion at June 30, 2023 and December 31, 2022, respectively.
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
The Company’s recorded liabilities were $1 million at both June 30, 2023 and December 31, 2022 for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (Continued)
13. Subsequent Events

13. Subsequent Event
Repurchase Facility
In July 2023, Brighthouse Life Insurance Company entered into an additional secured committed repurchase facility (the “Repurchase Facility”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $500 million for a term of up to two years, which is available to the Company under certain market conditions. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2023 (the “2022 Annual Report”); (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2023; and (iv) our current reports on Form 8-K filed in 2023.
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
Our Results of Operations discussion and analysis presents a review for the three months and six months ended June 30, 2023 and 2022 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(262)	$2,151	$(943)	$4,125
Less: Provision for income tax expense (benefit)	(62)	432	(218)	848
Net income (loss) available to shareholders (1)	$(200)	$1,719	$(725)	$3,277

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$334	$155	$564	$640
Less: Provision for income tax expense (benefit)	63	11	98	116
Adjusted earnings	$271	$144	$466	$524
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended June 30, 2023, we had a net loss available to shareholders of $200 million and adjusted earnings of $271 million compared to net income available to shareholders of $1.7 billion and adjusted earnings of $144 million for the three months ended June 30, 2022. Net loss available to shareholders for the three months ended June 30, 2023 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from increasing long-term interest rates, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
For the six months ended June 30, 2023, we had a net loss available to shareholders of $725 million and adjusted earnings of $466 million compared to net income available to shareholders of $3.3 billion and adjusted earnings of $524 million for the six months ended June 30, 2022. Net loss available to shareholders for the six months ended June 30, 2023 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings and a favorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business resulting from decreasing long-term interest rates.
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
In connection with the adoption of new guidance on long-duration contracts (Accounting Standards Update 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)), effective January 1, 2023, the Company updated its impacted critical accounting estimates. The impacted critical accounting estimates are described in our First Quarter Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” in the 2022 Annual Report for a description of income taxes and the valuation of deferred tax assets, which remain unchanged following the adoption of LDTI.
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
The provision for income tax related to adjusted earnings is calculated using the statutory tax rate of 21%, net of impacts related to the dividends received deduction, tax credits and current period non-recurring items.

We present adjusted earnings in a manner consistent with management’s view of the primary business activities that drive the profitability of our core businesses. The following table illustrates how each component of adjusted earnings is calculated from the GAAP statements of operations line items:

Component of Adjusted Earnings		How Derived from GAAP (1)
(i)	Fee income	(i)	Universal life and investment-type product policy fees plus Other revenues.
(ii)	Net investment spread	(ii)	Net investment income plus Investment Hedge Adjustments reduced by Interest credited to policyholder account balances (excluding Market Value Adjustments) and interest on future policy benefits.
(iii)	Insurance-related activities	(iii)	Premiums less Policyholder benefits and claims, excluding interest on future policy benefits.
(iv)	Amortization of DAC and VOBA	(iv)	Amortization of deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”).
(v)	Other expenses	(v)	Other expenses.
(vi)	Provision for income tax expense (benefit)	(vi)	Tax impact of the above items, calculated using the statutory tax rate of 21%, net of impacts related to the dividends received deduction, tax credits and current period non-recurring items.
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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$211	$167	$408	$333
Universal life and investment-type product policy fees	601	609	1,207	1,289
Net investment income	1,196	1,061	2,255	2,212
Other revenues	130	118	223	256
Net investment gains (losses)	(64)	(66)	(160)	(134)
Net derivative gains (losses)	(1,811)	1,977	(2,386)	1,923
Total revenues	263	3,866	1,547	5,879
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0 respectively)	689	717	1,376	1,392
Interest credited to policyholder account balances	452	284	874	532
Amortization of DAC and VOBA	157	158	313	315
Change in market risk benefits	(1,300)	(62)	(1,106)	(1,641)
Interest expense on debt	38	38	76	76
Other expenses	464	554	904	1,025
Total expenses	500	1,689	2,437	1,699
Income (loss) before provision for income tax	(237)	2,177	(890)	4,180
Provision for income tax expense (benefit)	(62)	432	(218)	848
Net income (loss)	(175)	1,745	(672)	3,332
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(175)	1,745	(674)	3,330
Less: Preferred stock dividends	25	26	51	53
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(200)	$1,719	$(725)	$3,277

The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Change in market risk benefits	$1,300	$62	$1,106	$1,641
Net investment gains (losses)	(64)	(66)	(160)	(134)
Net derivative gains (losses), excluding investment hedge adjustments	(1,834)	1,968	(2,447)	1,908
Market value adjustments	2	32	(6)	70
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	334	155	564	640
Income (loss) available to shareholders before provision for income tax	(262)	2,151	(943)	4,125
Provision for income tax expense (benefit)	(62)	432	(218)	848
Net income (loss) available to shareholders	$(200)	$1,719	$(725)	$3,277
Change in Market Risk Benefits. The change in market risk benefits reflects changes in the projected value of variable annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Derivative Gains (Losses). We have derivative instruments for which changes in estimated fair value are recognized in net derivative gains (losses).
Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:
•use of a proprietary mix of derivative instruments to hedge variable annuity guaranteed benefit riders against adverse changes in capital markets;
•as part of the Company’s macro interest rate hedging program, the use of interest rate swaps, swaptions and interest rate forwards in connection with our ULSG business;
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
Embedded Derivatives. The changes in liability values of our fixed index-linked annuity and Shield® Level Annuity (“Shield”) products that result from changes in the underlying equity index are accounted for as embedded derivatives. In addition, certain ceded reinsurance agreements in our Life and Run-off segments are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur.
Market value adjustments. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Pre-tax Adjusted Earnings. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Loss available to shareholders before provision for income tax was $262 million ($200 million, net of income tax), a decrease of $2.4 billion ($1.9 billion, net of income tax) from income available to shareholders before provision for income tax of $2.2 billion ($1.7 billion, net of income tax) in the prior period.

The decrease in income before provision for income tax was driven by the unfavorable impact of losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2023 and 2022.”
The decrease in income before provision for income taxes was partially offset by the following favorable items:
•the favorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period resulting in a loss of $84 million and increased more in the prior period resulting in a loss of $659 million; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 26% in the current period compared to 20% in the prior period. The increase in the effective tax rate was driven by the decrease in income before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Loss available to shareholders before provision for income tax was $943 million ($725 million, net of income tax), a decrease of $5.1 billion ($4.0 billion, net of income tax) from income available to shareholders before provision for income tax of $4.1 billion ($3.3 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2023 and 2022”; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The decrease in income before provision for income tax was partially offset by the favorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased in the current period resulting in a gain of $57 million and increased in the prior period resulting in a loss of $1.2 billion.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 24% in the current period compared to 20% in the prior period. The increase in the effective tax rate was driven by the decrease in income before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(221)	$14	$253	$(246)	$(200)
Add: Provision for income tax expense (benefit)	67	3	(368)	236	(62)
Income (loss) available to shareholders before provision for income tax	(154)	17	(115)	(10)	(262)
Less: Net investment gains (losses)	(56)	(4)	(7)	3	(64)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $23	(1,755)	3	(89)	7	(1,834)
Less: Change in market risk benefits	1,300	—	—	—	1,300
Less: Market value adjustments	—	—	2	—	2
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	357	18	(21)	(20)	334
Less: Provision for income tax expense (benefit)	66	3	(5)	(1)	63
Adjusted earnings	$291	$15	$(16)	$(19)	$271

	Three Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$2,876	$22	$(1,379)	$200	$1,719
Add: Provision for income tax expense (benefit)	125	7	531	(231)	432
Income (loss) available to shareholders before provision for income tax	3,001	29	(848)	(31)	2,151
Less: Net investment gains (losses)	(39)	(8)	(46)	27	(66)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $9	2,584	1	(634)	17	1,968
Less: Change in market risk benefits	62	—	—	—	62
Less: Market value adjustments	—	—	32	—	32
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	394	36	(200)	(75)	155
Less: Provision for income tax expense (benefit)	74	7	(43)	(27)	11
Adjusted earnings	$320	$29	$(157)	$(48)	$144

	Six Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(918)	$12	$513	$(332)	$(725)
Add: Provision for income tax expense (benefit)	134	2	(633)	279	(218)
Income (loss) available to shareholders before provision for income tax	(784)	14	(120)	(53)	(943)
Less: Net investment gains (losses)	(128)	(7)	(14)	(11)	(160)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $61	(2,506)	3	55	1	(2,447)
Less: Change in market risk benefits	1,106	—	—	—	1,106
Less: Market value adjustments	—	—	(6)	—	(6)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	744	18	(155)	(43)	564
Less: Provision for income tax expense (benefit)	139	2	(33)	(10)	98
Adjusted earnings	$605	$16	$(122)	$(33)	$466

	Six Months Ended June 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$5,178	$72	$(1,984)	$11	$3,277
Add: Provision for income tax expense (benefit)	229	24	680	(85)	848
Income (loss) available to shareholders before provision for income tax	5,407	96	(1,304)	(74)	4,125
Less: Net investment gains (losses)	(79)	(25)	(36)	6	(134)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $15	3,013	2	(1,169)	62	1,908
Less: Change in market risk benefits	1,641	—	—	—	1,641
Less: Market value adjustments	—	—	70	—	70
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	832	119	(169)	(142)	640
Less: Provision for income tax expense (benefit)	158	24	(36)	(30)	116
Adjusted earnings	$674	$95	$(133)	$(112)	$524

Consolidated Results for the Three Months and Six Months Ended June 30, 2023 and 2022 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$731	$727	$1,430	$1,545
Net investment spread	738	728	1,394	1,574
Insurance-related activities	(451)	(524)	(914)	(1,008)
Amortization of DAC and VOBA	(157)	(158)	(313)	(315)
Other expenses	(502)	(592)	(980)	(1,101)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	26	53	55
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	334	155	564	640
Provision for income tax expense (benefit)	63	11	98	116
Adjusted earnings	$271	$144	$466	$524
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Adjusted earnings were $271 million in the current period, an increase of $127 million.
Key net favorable impacts were:
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period;
partially offset by
◦higher deferred compensation expenses; and
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our Life segment, which is offset in fee income; and
•lower net costs associated with insurance-related activities due to:
◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period;
partially offset by
◦higher paid claims, net of reinsurance, in our Run-off segment; and
◦a decrease in income annuity underwriting margins.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 6% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Adjusted earnings were $466 million in the current period, a decrease of $58 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period;
◦higher interest credited to policyholders consistent with higher account balances; and
◦lower returns on real estate limited partnerships and limited liability companies (“LLC”);

partially offset by
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business;
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher returns from short-term investments; and
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net cost of insurance fees driven by the aging in-force business in our Run-off segment;
partially offset by
◦lower ceded cost of insurance fees consistent with favorable equity market returns in our Life segment, which is mostly offset in other expenses.
Key net favorable impacts were:
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
partially offset by
◦higher deferred compensation expenses; and
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our Life segment, which is offset in fee income; and
•lower net costs associated with insurance-related activities due to:
◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period; and
◦an increase in the income annuity underwriting margin;
partially offset by
◦higher paid claims, net of reinsurance, in our Run-off segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 16% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2023 and 2022 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$529	$554	$1,039	$1,176
Net investment spread	367	354	720	719
Insurance-related activities	(57)	(46)	(64)	(96)
Amortization of DAC and VOBA	(130)	(129)	(259)	(256)
Other expenses	(352)	(339)	(692)	(711)
Pre-tax adjusted earnings	357	394	744	832
Provision for income tax expense (benefit)	66	74	139	158
Adjusted earnings	$291	$320	$605	$674
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business. Most directly, these balances determine asset-based fee income and asset-based commissions. The changes in our variable annuities separate account balances are presented in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Adjusted earnings were $291 million in the current period, a decrease of $29 million.
Key net unfavorable impacts were:
•lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
•higher other expenses due to:
◦higher deferred compensation and operational expenses; and
◦higher transition services agreement expenses;
partially offset by
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
•higher costs associated with insurance-related activities due to a decrease in income annuity underwriting margins.
Key net favorable impact was:
•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher returns from short-term investments;
partially offset by
◦higher interest credited to policyholders consistent with higher account balances; and
◦lower returns on real estate limited partnerships and LLCs.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Adjusted earnings were $605 million in the current period, a decrease of $69 million.
Key unfavorable impact was:
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
partially offset by
◦higher deferred compensation and operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$67	$36	$140	$98
Net investment spread	69	63	121	194
Insurance-related activities	(36)	(28)	(84)	(79)
Amortization of DAC and VOBA	(27)	(29)	(54)	(59)
Other expenses	(55)	(6)	(105)	(35)
Pre-tax adjusted earnings	18	36	18	119
Provision for income tax expense (benefit)	3	7	2	24
Adjusted earnings	$15	$29	$16	$95
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Adjusted earnings were $15 million in the current period, a decrease of $14 million.
Key unfavorable impact was:
•higher other expenses due to:
◦lower ceded cost of insurance expenses consistent with favorable equity market returns, which is offset in fee income; and
◦higher deferred compensation and operational expenses.

Key favorable impact was:
•higher fee income due to lower ceded cost of insurance fees consistent with favorable equity market returns, which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Adjusted earnings were $16 million in the current period, a decrease of $79 million.
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
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 11% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$131	$137	$257	$271
Net investment spread	246	279	434	602
Insurance-related activities	(358)	(450)	(766)	(832)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(40)	(166)	(80)	(210)
Pre-tax adjusted earnings	(21)	(200)	(155)	(169)
Provision for income tax expense (benefit)	(5)	(43)	(33)	(36)
Adjusted earnings	$(16)	$(157)	$(122)	$(133)
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Adjusted earnings were a loss of $16 million in the current period, a lower loss of $141 million.
Key net favorable impacts were:
•lower other expenses due to the settlement of a reinsurance-related matter in the prior period; and
•lower costs associated with insurance-related activities due to:
◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period;
partially offset by
◦higher paid claims, net of reinsurance.

Key unfavorable impact was:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period; and
◦lower average invested long-term assets.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 24% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Adjusted earnings were a loss of $122 million in the current period, a lower loss of $11 million.
Key net favorable impacts were:
•lower other expenses due to the settlement of a reinsurance-related matter in the prior period; and
•lower costs associated with insurance-related activities due to:
◦lower liabilities in our ULSG business from the impact of new reinsurance agreements entered into in the prior period;
partially offset by
◦higher paid claims, net of reinsurance.
Key unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships compared to the prior period; and
◦lower average invested long-term assets; and
•lower net fee income due to a decline in the net cost of insurance fees driven by the aging in-force business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in both the current period and prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$4	$—	$(6)	$—
Net investment spread	56	32	119	59
Insurance-related activities	—	—	—	(1)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(55)	(81)	(103)	(145)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	26	53	55
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(20)	(75)	(43)	(142)
Provision for income tax expense (benefit)	(1)	(27)	(10)	(30)
Adjusted earnings	$(19)	$(48)	$(33)	$(112)
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Adjusted earnings were a loss of $19 million in the current period, a lower loss of $29 million.

Key favorable impacts were:
•lower other expenses due to higher systems conversion costs in the prior period; and
•higher net investment spread due to:
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns from short-term investments.
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
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Adjusted earnings were a loss of $33 million in the current period, a lower loss of $79 million.
Key favorable impacts were:
•higher net investment spread due to:
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns from short-term investments; and
•lower other expenses due to higher systems conversion costs in the prior period.
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
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2023 and 2022
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of variable annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Market risk benefits mark-to-market	$1,173	$(122)	$869	$1,306
Annuity guaranteed benefit rider fees, net of claims	148	189	260	367
Ceded reinsurance	(21)	(5)	(23)	(32)
Total changes attributable to annuity guaranteed benefits liabilities	1,300	62	1,106	1,641
Variable annuity hedges	(73)	(188)	292	(505)
Shield embedded derivatives	(1,693)	2,752	(2,766)	3,453
Total annuity guaranteed benefits and Shield annuity liabilities	$(466)	$2,626	$(1,368)	$4,589

Market Risk Benefits Mark-to-Market. Annuity guaranteed rider benefits are accounted for as MRBs. Liabilities related to guaranteed rider benefits represent the current estimated fair value of the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant.
Annuity Guaranteed Benefit Rider Fees, Net of Claims. We earn fees from the guaranteed rider benefits, which are calculated using the policyholder’s minimum return based on their initial deposit (the “Benefit Base”). Fees calculated based on the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. The future fees are included in the estimated fair value of MRB liabilities, with changes recorded in MRBs.
Variable Annuity Hedges and Reinsurance. We enter into freestanding derivatives to hedge certain aspects of the annuity guaranteed benefits accounted for as MRBs and index-linked crediting rates accounted for as embedded derivatives. Generally, the same market factors that impact the estimated fair value of the annuity guaranteed benefits impact the value of the hedges, though in the opposite direction. However, the changes in value of MRBs and related hedges may not be symmetrical and the divergence could be significant due to certain factors, including unhedged risks within MRBs. We may also use reinsurance to manage our exposure related to MRBs.
Shield Embedded Derivatives. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. We believe that Shield Annuities provide us with a risk offset to liabilities related to guaranteed rider benefits.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management” in our 2022 Annual Report for discussion of our management of our hedging strategy associated with our variable annuity business, which remains unchanged following the adoption of LDTI.
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended June 30, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates, partially offset by increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the three months ended June 30, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates, partially offset by decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets, partially offset by increasing interest rates.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the six months ended June 30, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing equity markets;
•favorable changes in variable annuity hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.

Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the six months ended June 30, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates, partially offset by decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets, partially offset by increasing interest rates.
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
In 2023, the Federal Reserve increased the target range for the federal funds rate four times — from between 4.25% and 4.50% to between 4.50% and 4.75% on February 1, 2023; to between 4.75% and 5.00% on March 22, 2023; to between 5.00% and 5.25% on May 3, 2023; and to between 5.25% and 5.50% on July 26, 2023. These target range increases have contributed to a decrease in the net unrealized gains in our investment portfolio, and any additional target increases could similarly contribute to further decreases.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.35%	$1,256	4.06%	$1,109	4.15%	$2,392	4.28%	$2,304
Investment fees and expenses (2)	(0.14)	(37)	(0.14)	(39)	(0.14)	(76)	(0.14)	(77)
Adjusted net investment income (3)	4.21%	$1,219	3.92%	$1,070	4.01%	$2,316	4.14%	$2,227
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net investment income	$1,196	$1,061	$2,255	$2,212
Less: Investment hedge adjustments	(23)	(9)	(61)	(15)
Adjusted net investment income — in the above yield table	$1,219	$1,070	$2,316	$2,227
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2023 and 2022” for an analysis of the period-over-period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$64,100	82.6%	$62,199	82.3%
Privately-placed	13,477	17.4	13,378	17.7
Total fixed maturity securities	$77,577	100.0%	$75,577	100.0%
Percentage of cash and invested assets	67.4%		67.1%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2023					December 31, 2022
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$55,774	$6	$(4,497)	$51,271	66.1%	$53,935	$2	$(4,870)	$49,063	64.9%
2	Baa	26,831	—	(3,202)	23,629	30.5	27,269	—	(3,546)	23,723	31.4
Subtotal investment grade		82,605	6	(7,699)	74,900	96.6	81,204	2	(8,416)	72,786	96.3
3	Ba	2,228	—	(192)	2,036	2.6	2,343	—	(232)	2,111	2.8
4	B	624	—	(71)	553	0.7	677	1	(88)	588	0.8
5	Caa and lower	85	2	(9)	74	0.1	120	4	(24)	92	0.1
6	In or near default	28	4	(10)	14	—	—	—	—	—	—
Subtotal below investment grade		2,965	6	(282)	2,677	3.4	3,140	5	(344)	2,791	3.7
Total fixed maturity securities		$85,570	$12	$(7,981)	$77,577	100.0%	$84,344	$7	$(8,760)	$75,577	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2023
U.S. corporate	$15,695	$15,931	$1,556	$476	$42	$14	$33,714
Foreign corporate	4,309	6,127	406	63	—	—	10,905
U.S. government and agency	8,052	111	—	—	—	—	8,163
RMBS	7,419	17	7	1	9	—	7,453
CMBS	6,079	355	20	2	2	—	6,458
ABS	5,354	633	17	11	11	—	6,026
State and political subdivision	3,741	83	1	—	10	—	3,835
Foreign government	622	372	29	—	—	—	1,023
Total fixed maturity securities	$51,271	$23,629	$2,036	$553	$74	$14	$77,577
December 31, 2022
U.S. corporate	$14,697	$15,683	$1,671	$499	$57	$—	$32,607
Foreign corporate	3,758	6,377	373	68	—	—	10,576
U.S. government and agency	7,887	129	—	—	—	—	8,016
RMBS	7,490	14	12	2	10	—	7,528
CMBS	6,240	351	9	7	4	—	6,611
ABS	4,648	672	17	12	10	—	5,359
State and political subdivision	3,682	105	1	—	11	—	3,799
Foreign government	661	392	28	—	—	—	1,081
Total fixed maturity securities	$49,063	$23,723	$2,111	$588	$92	$—	$75,577
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both June 30, 2023 and December 31, 2022. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$13,806	30.9%	$13,290	30.7%
Finance	12,241	27.5	11,988	27.8
Consumer	9,894	22.2	9,459	21.9
Utility	5,995	13.4	5,767	13.4
Communications	2,683	6.0	2,679	6.2
Total	$44,619	100.0%	$43,183	100.0%
Structured Securities
We held $19.9 billion and $19.5 billion of Structured Securities, at estimated fair value, at June 30, 2023 and December 31, 2022, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,910	52.5%	$(566)	$3,846	51.1%	$(590)
Collateralized mortgage obligations	3,543	47.5	(306)	3,682	48.9	(311)
Total RMBS	$7,453	100.0%	$(872)	$7,528	100.0%	$(901)
Risk profile:
Agency	$6,100	81.8%	$(819)	$6,137	81.5%	$(842)
Prime	143	2.0	(19)	149	2.0	(20)
Alt-A	790	10.6	(29)	788	10.5	(37)
Sub-prime	420	5.6	(5)	454	6.0	(2)
Total RMBS	$7,453	100.0%	$(872)	$7,528	100.0%	$(901)
Ratings profile:
Rated Aaa	$6,577	88.2%		$6,643	88.2%
Designated NAIC 1	$7,419	99.5%		$7,490	99.5%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$90	$82	$90	$82
2012	21	19	41	38
2013	82	75	204	197
2014	294	265	322	294
2015	951	861	966	879
2016	462	417	463	421
2017	725	650	732	667
2018	1,637	1,492	1,668	1,538
2019	1,011	862	1,021	879
2020	552	442	534	426
2021	873	810	821	748
2022	489	470	462	442
2023	15	13	—	—
Total	$7,202	$6,458	$7,324	$6,611
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.6 billion, or 70.9% of total CMBS, and designated NAIC 1 was $6.1 billion, or 94.1% of total CMBS, at June 30, 2023. The estimated fair value of CMBS Aaa rating agency ratings was $4.6 billion, or 70.0% of total CMBS, and designated NAIC 1 was $6.2 billion, or 94.4% of total CMBS, at December 31, 2022.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,590	59.6%	$(75)	$3,239	60.5%	$(124)
Consumer loans	380	6.3	(29)	420	7.8	(36)
Student loans	383	6.4	(28)	393	7.3	(34)
Automobile loans	378	6.2	(9)	216	4.0	(9)
Credit card loans	245	4.1	(11)	158	3.0	(10)
Other loans	1,050	17.4	(74)	933	17.4	(80)
Total	$6,026	100.0%	$(226)	$5,359	100.0%	$(293)
Ratings profile:
Rated Aaa	$3,046	50.5%		$2,300	42.9%
Designated NAIC 1	$5,354	88.8%		$4,648	86.7%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	June 30, 2023				December 31, 2022
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,392	58.8%	$75	0.6%	$13,574	58.9%	$49	0.4%
Agricultural	4,432	19.5	14	0.3%	4,365	18.9	15	0.3%
Residential	4,935	21.7	56	1.1%	5,116	22.2	55	1.1%
Total	$22,759	100.0%	$145	0.6%	$23,055	100.0%	$119	0.5%

Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% at both June 30, 2023 and December 31, 2022. The remainder was collateralized by properties located outside of the U.S. At June 30, 2023, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 18% for California, 12% for Texas and 9% for Florida. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2023 and December 31, 2022. At June 30, 2023, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 7% for New York.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,968	22.2%	$3,026	22.3%
Pacific	2,648	19.8	2,765	20.4
Middle Atlantic	2,157	16.1	2,344	17.3
West South Central	1,852	13.8	1,642	12.1
Mountain	1,144	8.5	1,140	8.4
New England	755	5.6	741	5.4
East North Central	737	5.5	794	5.8
International	400	3.0	390	2.9
West North Central	360	2.7	361	2.7
East South Central	306	2.3	306	2.2
Multi-region and Other	65	0.5	65	0.5
Total recorded investment	13,392	100.0%	13,574	100.0%
Less: allowance for credit losses	75		49
Carrying value, net of allowance for credit losses	$13,317		$13,525
Property type:
Apartment	$5,396	40.3%	$5,366	39.5%
Office	3,278	24.5	3,375	24.9
Industrial	2,066	15.4	2,051	15.1
Retail	1,777	13.3	1,934	14.3
Hotel	875	6.5	848	6.2
Total recorded investment	13,392	100.0%	13,574	100.0%
Less: allowance for credit losses	75		49
Carrying value, net of allowance for credit losses	$13,317		$13,525
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 61% and 57% at June 30, 2023 and December 31, 2022, respectively and our average debt-service coverage ratio was 2.3x and 2.2x at June 30, 2023 and December 31, 2022, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% at both June 30, 2023 and December 31, 2022. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the six months ended June 30, 2023 and 2022.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Other limited partnerships	$4,110	$3,941
Real estate limited partnerships and LLCs (1)	804	834
Total	$4,914	$4,775
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $963 million and $987 million at June 30, 2023 and December 31, 2022, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,017	82.1%	$2,284	80.1%
Company-owned life insurance	332	9.0	250	8.8
Federal Home Loan Bank stock	216	5.9	201	7.0
Tax credit and renewable energy partnerships	53	1.4	55	1.9
Leveraged leases, net of non-recourse debt	47	1.3	48	1.7
Other	12	0.3	14	0.5
Total	$3,677	100.0%	$2,852	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2023 and December 31, 2022; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the six months ended June 30, 2023 and 2022.
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
Derivatives categorized as Level 3 at June 30, 2023 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity hybrid options with unobservable volatility inputs; and foreign currency swaps with certain unobservable inputs.

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
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2023		December 31, 2022
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,530	$23	$1,757	$16
Purchased	—	—	—	—
Total	$1,530	$23	$1,757	$16
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
Market Risk Benefits
We issue certain variable annuity products with guaranteed minimum benefits that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. Liabilities for variable annuity guaranteed benefits are classified as MRBs and measured at fair value. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk.”
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	June 30, 2023				December 31, 2022
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$32,236	$4,546	$3,977	34.4%	$31,541	$5,517	$4,484	42.9%
GMIB Max with EDB (3)	7,872	5,928	415	31.5%	7,868	6,013	415	34.8%
GMIB Max without EDB (3)	4,485	154	93	16.9%	4,464	196	92	18.7%
GMWB	19,997	884	360	14.8%	19,270	1,584	662	26.5%
GMAB	459	9	9	23.0%	492	18	18	25.4%
GMDB only (other than EDB) (3)	16,905	820	—	N/A	15,766	1,737	—	N/A
EDB only (3)	3,108	1,331	—	N/A	3,009	1,439	—	N/A
Total	$85,062	$13,672	$4,854		$82,410	$16,504	$5,671
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs and measured at estimated fair value. Liabilities for these guarantees are reported in market risk benefit liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives and reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities, valued at $6.4 billion at June 30, 2023, are measured at estimated fair value.
Our variable annuity reserves by type of GMxB were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
GMIB	$9,052	$9,457
GMWB	64	209
GMAB	—	—
GMDB	664	720
Total	$9,780	$10,386
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
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	June 30, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$14,265	$36	$65	$2,330	$38	$46
Interest rate options	31,680	42	209	28,688	22	232
Interest rate forwards	16,848	47	1,893	16,848	35	2,387
Hybrid options (2)	630	4	—	—	—	—
Total	$63,423	$129	$2,167	$47,866	$95	$2,665
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

The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	June 30, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$11,786	$368	$489	$13,862	$525	$350
Equity total return swaps	46,739	1,438	1,113	32,909	520	747
Interest rate swaps	14,465	36	70	2,330	38	46
Interest rate options	27,580	42	106	27,088	21	126
Interest rate forwards	10,441	34	787	10,565	35	1,255
Hybrid options	630	4	—	—	—	—
Total	$111,641	$1,922	$2,565	$86,754	$1,139	$2,524
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
We maintain a substantial short-term liquidity position, which was $3.4 billion and $3.6 billion at June 30, 2023 and December 31, 2022, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $43.8 billion and $40.8 billion at June 30, 2023 and December 31, 2022, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Sources:
Changes in policyholder account balances, net	$2,584	$5,688
Changes in payables for collateral under securities loaned and other transactions, net	—	406
Total sources	2,584	6,094
Uses:
Operating activities, net	628	40
Investing activities, net	1,659	5,019
Changes in payables for collateral under securities loaned and other transactions, net	427	—
Long-term debt repaid	1	1
Dividends on preferred stock	51	53
Treasury stock acquired in connection with share repurchases	126	259
Financing element on certain derivative instruments and other derivative related transactions, net	54	112
Other, net	16	13
Total uses	2,962	5,497
Net increase (decrease) in cash and cash equivalents	$(378)	$597
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
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program was increased from $3.0 billion to $5.0 billion in June 2023. Activity related to this funding agreement is reported in Corporate & Other.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2023	December 31, 2022	2023	2022	2023	2022
	(In millions)
FABCP Program	$2,954	$2,097	$4,332	$5,015	$3,475	$5,142
FABN Program	2,600	3,450	—	550	850	—
FHLB Funding Agreements	4,250	3,900	1,300	3,750	950	1,750
Farmer Mac Funding Agreements	700	700	—	400	—	25
Total	$10,504	$10,147	$5,632	$9,715	$5,275	$6,917
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements and Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At June 30, 2023, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at June 30, 2023. Subsequent to June 30, 2023 and through August 4, 2023, BHF repurchased an additional 479,846 shares of its common stock through open market purchases pursuant to a 10b5-1 plan for $24 million.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2023 and December 31, 2022, we pledged $4 million and $7 million, respectively, of cash collateral to counterparties. At June 30, 2023 and December 31, 2022, we were obligated to return cash collateral pledged to us by counterparties of $743 million and $829 million, respectively. The timing of the return of the derivatives collateral is uncertain. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.8 billion and $1.0 billion at June 30, 2023 and December 31, 2022, respectively.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.4 billion and $3.7 billion at June 30, 2023 and December 31, 2022, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both June 30, 2023 and December 31, 2022.
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
Short-term Liquidity and Liquid Assets
At June 30, 2023 and December 31, 2022, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $891 million and $1.0 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At June 30, 2023 and December 31, 2022, BHF and certain of its non-insurance subsidiaries had liquid assets of $929 million and $1.0 billion, respectively, of which $883 million and $987 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During the six months ended June 30, 2023 and 2022, BHF received cash distributions of $0 and $350 million, respectively, from BH Holdings. During the six months ended June 30, 2023 and 2022, BHF did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2023 and 2022, BHF borrowed $397 million and $457 million, respectively, from certain of its non-insurance subsidiaries and repaid $279 million and $753 million of such borrowings during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, BHF had total obligations outstanding of $631 million and $513 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the six months ended June 30, 2023 and 2022, there were no borrowings or repayments by BHF under these facilities and, at both June 30, 2023 and December 31, 2022, BHF had no obligations outstanding under such facilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance and annuity operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our First Quarter Form 10-Q.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our First Quarter Form 10-Q.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2023.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Legal Proceedings” in our First Quarter Form 10-Q.
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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
April 1 — April 30, 2023	450,365	$42.99	449,706	$211
May 1 — May 31, 2023	559,830	$41.43	559,830	$188
June 1 — June 30, 2023	475,734	$44.09	475,132	$167
Total	1,485,929		1,484,668
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
Item 5. Other Information
Director and Officer 10b5-1 Plans
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Acts of 1933).

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
3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Brighthouse Financial, Inc., dated June 9, 2023, is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 13, 2023.

3.2	Amended and Restated Bylaws of Brighthouse Financial, Inc., effective June 9, 2023, is incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on June 13, 2023.
3.3*	Restated Certificate of Incorporation of Brighthouse Financial, Inc., dated July 11, 2023.
10.1#	Amendment Number Four to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.
10.2#
Amendment Number One to the Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.

10.3*#	Amendment Number One to the Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan.
10.4*#	Amendment Number One to the Brighthouse Services, LLC Change of Control Severance Pay Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 9, 2023