Form 10-Q
period 2023-09-30
Brighthouse Financial, Inc.
filed 2023-11-08
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of November 3, 2023, 64,204,798 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2023 (Unaudited) and December 31, 2022 and for the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — ASU 2018-12 Transition	11
	Note 3 — Segment Information	13
	Note 4 — Insurance	17
	Note 5 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	26
	Note 6 — Investments	28
	Note 7 — Derivatives	40
	Note 8 — Fair Value	46
	Note 9 — Long-term Debt	56
	Note 10 — Equity	56
	Note 11 — Other Revenues and Other Expenses	59
	Note 12 — Earnings Per Common Share	60
	Note 13 — Contingencies, Commitments and Guarantees	61
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	65
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	107
Item 4.	Controls and Procedures	107

Part II — Other Information
Item 1.	Legal Proceedings	107
Item 1A.	Risk Factors	107
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	108
Item 5.	Other Information	108
Item 6.	Exhibits	109

Signature		110

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2023 (Unaudited) and December 31, 2022
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,373 and $84,344, respectively; allowance for credit losses of $22 and $7, respectively)	$75,433	$75,577
Equity securities, at estimated fair value	90	89
Mortgage loans (net of allowance for credit losses of $137 and $119, respectively)	22,682	22,936
Policy loans	1,311	1,282
Limited partnerships and limited liability companies	4,931	4,775
Short-term investments, principally at estimated fair value	1,003	1,081
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	3,210	2,852
Total investments	108,660	108,592
Cash and cash equivalents	3,839	4,115
Accrued investment income	1,143	885
Premiums, reinsurance and other receivables (net of allowance for credit losses of $13 and $10, respectively)	19,066	18,548
Deferred policy acquisition costs and value of business acquired	4,919	5,084
Current income tax recoverable	31	38
Deferred income tax asset	2,121	1,736
Market risk benefit assets	694	483
Other assets	368	401
Separate account assets	82,675	84,965
Total assets	$223,516	$224,847
Liabilities and Equity
Liabilities
Future policy benefits	$30,404	$31,497
Policyholder account balances	78,371	73,527
Market risk benefit liabilities	8,830	10,389
Other policy-related balances	3,806	4,098
Payables for collateral under securities loaned and other transactions	3,941	4,560
Long-term debt	3,157	3,156
Other liabilities	8,198	7,057
Separate account liabilities	82,675	84,965
Total liabilities	219,382	219,249
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,790,019 and 122,153,422 shares issued, respectively; 64,703,557 and 68,278,068 shares outstanding, respectively	1	1
Additional paid-in capital	14,022	14,075
Retained earnings (deficit)	(590)	(395)
Treasury stock, at cost; 58,086,462 and 53,875,354 shares, respectively	(2,248)	(2,042)
Accumulated other comprehensive income (loss)	(7,116)	(6,106)
Total Brighthouse Financial, Inc.’s stockholders’ equity	4,069	5,533
Noncontrolling interests	65	65
Total equity	4,134	5,598
Total liabilities and equity	$223,516	$224,847
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Premiums	$194	$162	$602	$495
Universal life and investment-type product policy fees	542	597	1,749	1,886
Net investment income	1,202	877	3,457	3,089
Other revenues	125	122	348	378
Net investment gains (losses)	(53)	(45)	(213)	(179)
Net derivative gains (losses)	(840)	(592)	(3,226)	1,331
Total revenues	1,170	1,121	2,717	7,000
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($234), $35, ($234) and $35, respectively)	590	534	1,966	1,926
Interest credited to policyholder account balances	426	405	1,300	937
Amortization of deferred policy acquisition costs and value of business acquired	155	159	468	474
Change in market risk benefits	(1,064)	(984)	(2,170)	(2,625)
Other expenses	473	495	1,453	1,596
Total expenses	580	609	3,017	2,308
Income (loss) before provision for income tax	590	512	(300)	4,692
Provision for income tax expense (benefit)	109	97	(109)	945
Net income (loss)	481	415	(191)	3,747
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	479	413	(195)	3,743
Less: Preferred stock dividends	26	25	77	78
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$453	$388	$(272)	$3,665
Comprehensive income (loss)	$(754)	$(2,424)	$(1,201)	$(3,315)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(756)	$(2,426)	$(1,205)	$(3,319)

Earnings per common share
Basic	$6.92	$5.42	$(4.08)	$49.31
Diluted	$6.89	$5.39	$(4.08)	$49.00
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(126)		(126)		(126)
Share-based compensation		—	15		(15)		—		—
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(674)			(674)	2	(672)
Other comprehensive income (loss), net of income tax						225	225		225
Balance at June 30, 2023	—	1	14,039	(1,069)	(2,183)	(5,881)	4,907	65	4,972
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	9		(1)		8		8
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				479			479	2	481
Other comprehensive income (loss), net of income tax						(1,235)	(1,235)		(1,235)
Balance at September 30, 2023	$—	$1	$14,022	$(590)	$(2,248)	$(7,116)	$4,069	$65	$4,134

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(4,274)	$(1,543)	$47	$8,385	$65	$8,450
Treasury stock acquired in connection with share repurchases					(259)		(259)		(259)
Share-based compensation		—	12		(11)		1		1
Dividends on preferred stock			(53)				(53)		(53)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				3,330			3,330	2	3,332
Other comprehensive income (loss), net of income tax						(4,223)	(4,223)		(4,223)
Balance at June 30, 2022	—	1	14,113	(944)	(1,813)	(4,176)	7,181	65	7,246
Treasury stock acquired in connection with share repurchases					(136)		(136)		(136)
Share-based compensation		—	7		—		7		7
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				413			413	2	415
Other comprehensive income (loss), net of income tax						(2,839)	(2,839)		(2,839)
Balance at September 30, 2022	$—	$1	$14,095	$(531)	$(1,949)	$(7,015)	$4,601	$65	$4,666
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(289)	$(1,002)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	4,588	8,479
Equity securities	16	41
Mortgage loans	904	1,770
Limited partnerships and limited liability companies	136	180
Purchases of:
Fixed maturity securities	(6,626)	(14,333)
Equity securities	(6)	(37)
Mortgage loans	(659)	(4,059)
Limited partnerships and limited liability companies	(336)	(619)
Cash received in connection with freestanding derivatives	4,013	3,778
Cash paid in connection with freestanding derivatives	(4,640)	(3,395)
Net change in policy loans	(29)	(9)
Net change in short-term investments	112	716
Net change in other invested assets	(117)	(108)
Net cash provided by (used in) investing activities	(2,644)	(7,596)
Cash flows from financing activities
Policyholder account balances:
Deposits	16,292	23,545
Withdrawals	(12,773)	(14,264)
Net change in payables for collateral under securities loaned and other transactions	(619)	263
Long-term debt repaid	(1)	(2)
Dividends on preferred stock	(77)	(78)
Treasury stock acquired in connection with share repurchases	(190)	(395)
Financing element on certain derivative instruments and other derivative related transactions, net	43	(137)
Other, net	(18)	(15)
Net cash provided by (used in) financing activities	2,657	8,917
Change in cash, cash equivalents and restricted cash	(276)	319
Cash, cash equivalents and restricted cash, beginning of period	4,115	4,474
Cash, cash equivalents and restricted cash, end of period	$3,839	$4,793
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$82	$83
Income tax	$1	$(120)
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
The net premium ratio is not updated for changes in discount rate assumptions, as changes in the discount rate are updated quarterly and the impacts are reflected in other comprehensive income (loss) (“OCI”). The discount rate assumption is determined by developing a yield curve based on market observable yields for upper-medium grade fixed income instruments derived from an external index. The yield curve is applied to the expected future cash flows used in the measurement of LFPBs based on the duration characteristics of those liabilities.
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
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the period ended September 30, 2023.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$393	$(93)	$120	$9	$429
Provision for income tax expense (benefit)	74	(20)	25	(4)	75
Post-tax adjusted earnings	319	(73)	95	13	354
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings	$319	$(73)	$95	$(15)	326
Adjustments for:
Net investment gains (losses)					(53)
Net derivative gains (losses), excluding investment hedge adjustments of $25					(865)
Change in market risk benefits					1,064
Market value adjustments					15
Provision for income tax (expense) benefit					(34)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$453

Interest revenue	$652	$115	$300	$160
Interest expense	$—	$—	$—	$38

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Three Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$246	$(44)	$(20)	$(14)	$168
Provision for income tax expense (benefit)	44	(10)	(4)	(4)	26
Post-tax adjusted earnings	202	(34)	(16)	(10)	142
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings	$202	$(34)	$(16)	$(37)	115
Adjustments for:
Net investment gains (losses)					(45)
Net derivative gains (losses), excluding investment hedge adjustments of $23					(615)
Change in market risk benefits					984
Market value adjustments					20
Provision for income tax (expense) benefit					(71)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$388

Interest revenue	$547	$77	$168	$108
Interest expense	$—	$—	$—	$38

	Nine Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,137	$(75)	$(35)	$19	$1,046
Provision for income tax expense (benefit)	213	(18)	(8)	(14)	173
Post-tax adjusted earnings	924	(57)	(27)	33	873
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	77	77
Adjusted earnings	$924	$(57)	$(27)	$(48)	792
Adjustments for:
Net investment gains (losses)					(213)
Net derivative gains (losses), excluding investment hedge adjustments of $86					(3,312)
Change in market risk benefits					2,170
Market value adjustments					9
Provision for income tax (expense) benefit					282
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(272)

Interest revenue	$1,879	$334	$870	$460
Interest expense	$—	$—	$—	$114

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Segment Information (continued)

	Nine Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,078	$75	$(189)	$(101)	$863
Provision for income tax expense (benefit)	202	14	(40)	(34)	142
Post-tax adjusted earnings	876	61	(149)	(67)	721
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	78	78
Adjusted earnings	$876	$61	$(149)	$(149)	639
Adjustments for:
Net investment gains (losses)					(179)
Net derivative gains (losses), excluding investment hedge adjustments of $38					1,293
Change in market risk benefits					2,625
Market value adjustments					90
Provision for income tax (expense) benefit					(803)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$3,665

Interest revenue	$1,648	$352	$919	$208
Interest expense	$—	$—	$—	$114
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Annuities	$1,214	$1,091	$3,630	$3,422
Life	299	270	915	922
Run-off	413	312	1,241	1,334
Corporate & Other	162	108	456	208
Adjustments	(918)	(660)	(3,525)	1,114
Total	$1,170	$1,121	$2,717	$7,000
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Annuities	$151,734	$151,192
Life	22,221	22,057
Run-off	27,272	28,436
Corporate & Other	22,289	23,162
Total	$223,516	$224,847

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,871	$—	$—	$3,325	$—	$—
Beginning balance at original discount rate	3,212	—	—	3,051	—	—
Effect of model refinements	—	—	—	122	—	—
Effect of changes in cash flow assumptions	215	—	—	139	—	—
Effect of actual variances from expected experience	(36)	—	—	90	—	—
Adjusted beginning of period balance	3,391	—	—	3,402	—	—
Issuances	71	—	—	71	—	—
Interest accrual	83	—	—	87	—	—
Net premiums collected	(281)	—	—	(324)	—	—
Ending balance at original discount rate	3,264	—	—	3,236	—	—
Effect of changes in discount rate assumptions	(430)	—	—	(371)	—	—
Balance, end of period	$2,834	$—	$—	$2,865	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171
Beginning balance at original discount rate	5,922	3,897	7,410	5,820	3,865	8,165
Effect of model refinements	—	—	—	135	—	—
Effect of changes in cash flow assumptions	309	—	—	159	—	—
Effect of actual variances from expected experience	(41)	6	(49)	119	(23)	(39)
Adjusted beginning of period balance	6,190	3,903	7,361	6,233	3,842	8,126
Issuances	74	281	—	79	168	—
Interest accrual	162	107	236	167	108	259
Benefit payments	(375)	(296)	(449)	(514)	(267)	(477)
Ending balance at original discount rate	6,051	3,995	7,148	5,965	3,851	7,908
Effect of changes in discount rate assumptions	(867)	(514)	(956)	(712)	(416)	(859)
Balance, end of period	$5,184	$3,481	$6,192	$5,253	$3,435	$7,049
Net liability for future policy benefits, end of period	$2,350	$3,481	$6,192	$2,388	$3,435	$7,049
Less: Reinsurance recoverable, end of period	41	30	—	49	24	69
Net liability for future policy benefits, after reinsurance recoverable	$2,309	$3,451	$6,192	$2,339	$3,411	$6,980
Weighted-average duration of liability	8.8 years	8.3 years	11.6 years	8.5 years	8.4 years	12.7 years
Weighted-average interest accretion rate	3.95%	3.94%	4.45%	3.98%	3.89%	4.44%
Current discount rate	5.87%	5.87%	5.91%	5.46%	5.44%	5.46%
Gross premiums or assessments recognized during period	$451	$353	$—	$485	$195	$—
Expected future gross premiums, undiscounted	$6,261	$—	$—	$6,842	$—	$—
Expected future gross premiums, discounted	$4,707	$—	$—	$5,065	$—	$—
Expected future benefit payments, undiscounted	$8,378	$5,663	$13,909	$8,264	$5,448	$16,721
Expected future benefit payments, discounted	$6,051	$3,995	$7,148	$5,965	$3,851	$7,908

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2023 and 2022 annual actuarial review (“AAR”), the Company updated assumptions regarding mortality and lapses for term and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,175	6,731
Effect of changes in cash flow assumptions	52	(37)
Effect of actual variances from expected experience	75	157
Adjusted beginning of period balance	7,302	6,851
Interest accrual	265	248
Net assessments collected	309	324
Benefit payments	(289)	(369)
Effect of realized capital gains (losses)	—	—
Ending balance before the effect of unrealized gains and losses	7,587	7,054
Effect of unrealized gains and losses	(347)	(83)
Balance, end of period	7,240	6,971
Less: Reinsurance recoverable, end of period	1,409	1,393
Net additional liability, after reinsurance recoverable	$5,831	$5,578
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.92%	4.90%
Gross assessments recognized during period	$798	$834
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2023 AAR, the Company increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.50% to 3.75%. The Company also updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. As part of the 2022 AAR, the Company increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.00% to 3.50%. Both period assumption updates are reflected in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$19,263	$19,843
Long-term care insurance (1)	5,276	5,632
ULSG liabilities, including liability for profits followed by losses	1,966	2,866
Participating whole life insurance (2)	3,054	2,900
Deferred profit liabilities	459	379
Other	386	396
Total liability for future policy benefits	$30,404	$32,016
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 3.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2023 and 2022, and 40% and 41% of gross traditional life insurance premiums for the nine months ended September 30, 2023 and 2022, respectively.

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	171	63	5,314	1,983	501	—
Surrenders and withdrawals	(140)	(486)	(2,588)	(1,518)	(17)	—
Benefit payments	(52)	(89)	(177)	(285)	(67)	(6)
Net transfers from (to) separate account	42	8	—	—	—	—
Interest credited	33	98	299	357	165	22
Policy charges	(167)	(19)	(6)	—	(764)	(7)
Changes related to embedded derivatives	—	—	1,880	—	—	—
Balance, end of period	$2,545	$4,483	$38,619	$14,811	$5,125	$650
Weighted-average crediting rate (2)	1.27%	2.09%	1.02%	2.43%	3.17%	3.41%
Nine Months Ended September 30, 2022
Balance, beginning of period	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Premiums and deposits	164	127	5,081	2,181	529	—
Surrenders and withdrawals	(69)	(332)	(1,578)	(439)	(26)	—
Benefit payments	(50)	(89)	(123)	(255)	(58)	(5)
Net transfers from (to) separate account	38	174	—	—	—	(13)
Interest credited	53	120	301	243	152	16
Policy charges	(167)	(20)	(5)	—	(786)	(5)
Changes related to embedded derivatives	—	—	(4,086)	—	—	—
Balance, end of period	$2,663	$4,723	$31,590	$13,579	$5,380	$639
Weighted-average crediting rate (2)	1.98%	2.53%	0.84%	1.98%	2.77%	2.47%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$66,233	$58,574
Funding agreements classified as investment contracts	11,052	9,959
Other investment contract liabilities	1,086	1,216
Total policyholder account balances	$78,371	$69,749

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2023
Annuities (1):
Less than 2.00%	$723	$254	$474	$7,185	$8,636
2.00% to 3.99%	9,730	117	227	67	10,141
Greater than 3.99%	904	—	—	—	904
Total	$11,357	$371	$701	$7,252	$19,681
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$216	$216
2.00% to 3.99%	—	488	49	136	673
Greater than 3.99%	1,614	—	—	—	1,614
Total	$1,614	$488	$49	$352	$2,503
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,159	1,506	1,680	257	4,602
Greater than 3.99%	513	—	—	—	513
Total	$1,672	$1,506	$1,680	$257	$5,115
December 31, 2022
Annuities (1):
Less than 2.00%	$861	$317	$369	$5,821	$7,368
2.00% to 3.99%	6,119	4,872	596	10	11,597
Greater than 3.99%	525	—	—	—	525
Total	$7,505	$5,189	$965	$5,831	$19,490
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	510	87	154	751
Greater than 3.99%	1,657	—	—	—	1,657
Total	$1,657	$510	$87	$326	$2,580
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,225	1,581	1,729	266	4,801
Greater than 3.99%	527	—	—	—	527
Total	$1,752	$1,581	$1,729	$266	$5,328
_______________
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,		Years Ended December 31,
	2023	2022	2022	2021
	(Dollars in millions)
Balance, beginning of period	$9,974	$15,698	$15,698	$18,388
Balance, beginning of period, before effect of changes in nonperformance risk	8,230	11,611	11,611	14,934
Decrements	(114)	19	16	(68)
Effect of changes in future expected assumptions	259	210	210	41
Effect of actual different from expected experience	178	(332)	(48)	(86)
Effect of changes in interest rates	(2,360)	(8,393)	(8,394)	(1,829)
Effect of changes in fund returns	(669)	5,607	3,807	(2,578)
Issuances	(9)	(29)	(47)	(96)
Effect of changes in risk margin	(52)	(120)	(152)	(128)
Aging of the block and other	1,025	946	1,227	1,421
Balance, end of period, before effect of changes in nonperformance risk	6,488	9,519	8,230	11,611
Effect of changes in nonperformance risk	1,690	1,580	1,744	4,087
Balance, end of period	8,178	11,099	9,974	15,698
Less: Reinsurance recoverable, end of period	35	76	71	118
Balance, end of period, net of reinsurance (1)	$8,143	$11,023	$9,903	$15,580
Weighted-average attained age of contract holder	72.6 years	71.6 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2023 and 2022, with the exception of ($7) million and $2 million, respectively, of index-linked annuities not included in this table, and at December 31, 2022 and 2021, with the exception of $3 million and $5 million, respectively, of index-linked annuities not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the AAR in 2023 and 2022, the Company updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility, which are reflected in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,653	$5,218	$1,932	$105,023	$6,862	$2,384
Premiums and deposits	599	122	—	1,021	131	—
Surrenders and withdrawals	(4,603)	(138)	(11)	(4,684)	(131)	(11)
Benefit payments	(1,101)	(51)	(21)	(1,043)	(52)	(25)
Investment performance	4,175	440	174	(23,515)	(1,706)	(457)
Policy charges	(1,638)	(152)	(37)	(1,757)	(151)	(51)
Net transfers from (to) general account	(8)	(42)	—	(174)	(38)	13
Other	(5)	—	(1)	46	(1)	2
Balance, end of period	$75,072	$5,397	$2,036	$74,917	$4,914	$1,855
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$82,505	$81,686
Variable income annuities	152	137
Pension risk transfer annuities	18	15
Total separate account liabilities	$82,675	$81,838
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Equity securities	$82,419	$84,667
Fixed maturity securities	244	278
Cash and cash equivalents	6	9
Other assets	6	11
Total aggregate estimated fair value of assets	$82,675	$84,965

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Insurance (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,545	$4,483	$38,619	$14,811	$5,125	$650
Separate account liabilities	5,397	75,072	—	—	—	2,036
Total account balances	$7,942	$79,555	$38,619	$14,811	$5,125	$2,686
Net amount at risk	$36,238	$16,127	N/A	N/A	$69,277	$2,625
Cash surrender value	$7,346	$79,155	$36,164	$14,189	$6,121	$2,469
September 30, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,663	$4,723	$31,590	$13,579	$5,380	$639
Separate account liabilities	4,914	74,917	—	—	—	1,855
Total account balances	$7,577	$79,640	$31,590	$13,579	$5,380	$2,494
Net amount at risk	$38,783	$18,461	N/A	N/A	$71,142	$3,413
Cash surrender value	$6,918	$79,523	$28,922	$12,748	$6,315	$2,284
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2023
DAC:
Balance, beginning of period	$2,508	$107	$1,213	$405	$392
Capitalization	29	9	255	1	9
Amortization	(185)	(8)	(167)	(40)	(35)
Balance, end of period	2,352	108	1,301	366	366
VOBA:
Balance, beginning of period	341	65	—	5	48
Amortization	(24)	(4)	—	(1)	(4)
Balance, end of period	317	61	—	4	44
Total DAC and VOBA:
Balance, end of period	$2,669	$169	$1,301	$370	$410
Nine Months Ended September 30, 2022
DAC:
Balance, beginning of period	$2,718	$89	$1,081	$462	$431
Capitalization	48	20	252	—	8
Amortization	(200)	(10)	(145)	(45)	(38)
Balance, end of period	2,566	99	1,188	417	401
VOBA:
Balance, beginning of period	377	70	—	6	54
Amortization	(27)	(4)	—	(1)	(4)
Balance, end of period	350	66	—	5	50
Total DAC and VOBA:
Balance, end of period	$2,916	$165	$1,188	$422	$451

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Adjusted balance at January 1, 2021 (1)	$2,912	$64	$886	$527	$469
Capitalization	90	37	354	(3)	16
Amortization	(284)	(12)	(159)	(62)	(54)
Balance at December 31, 2021	2,718	89	1,081	462	431
Capitalization	55	30	330	(1)	11
Amortization	(265)	(12)	(198)	(56)	(50)
Balance at December 31, 2022	$2,508	$107	$1,213	$405	$392
VOBA:
Adjusted balance at January 1, 2021 (1)	$428	$76	$—	$8	$61
Amortization	(51)	(6)	—	(2)	(7)
Balance at December 31, 2021	377	70	—	6	54
Amortization	(36)	(5)	—	(1)	(6)
Balance at December 31, 2022	341	65	—	5	48
Total DAC and VOBA:
Balance at December 31, 2022	$2,849	$172	$1,213	$410	$440
Balance at December 31, 2021	$3,095	$159	$1,081	$468	$485
_______________
(1)Includes an adjustment to eliminate balances included in AOCI related to the adoption of ASU 2018-12 (see Note 2).
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	Nine Months Ended September 30,
	2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$245	$9	$272	$10
Amortization	(19)	(1)	(21)	(1)
Balance, end of period	$226	$8	$251	$9
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$356	$488	$74	$358	$344	$80
Capitalization	29	132	—	29	137	1
Amortization	(29)	(36)	(6)	(30)	(26)	(6)
Balance, end of period	$356	$584	$68	$357	$455	$75

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$38,294	$14	$84	$5,454	$32,910	$36,926	$1	$203	$4,521	$32,607
Foreign corporate	12,709	—	20	2,051	10,678	12,471	1	38	1,932	10,576
U.S. government and agency	8,640	—	34	872	7,802	8,318	—	300	602	8,016
RMBS	8,235	6	31	1,209	7,051	8,431	2	44	945	7,528
CMBS	7,112	2	1	803	6,308	7,324	3	—	710	6,611
ABS	6,294	—	12	192	6,114	5,652	—	3	296	5,359
State and political subdivision	4,010	—	64	470	3,604	4,074	—	125	400	3,799
Foreign government	1,079	—	20	133	966	1,148	—	39	106	1,081
Total fixed maturity securities	$86,373	$22	$266	$11,184	$75,433	$84,344	$7	$752	$9,512	$75,577
The Company held non-income producing fixed maturity securities with an estimated fair value of $12 million at September 30, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,207	$16,877	$15,314	$30,334	$21,641	$86,373
Estimated fair value	$2,163	$15,977	$13,185	$24,635	$19,473	$75,433
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

	September 30, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,766	$881	$21,485	$4,573	$24,509	$3,351	$3,979	$1,170
Foreign corporate	2,032	164	8,039	1,887	8,260	1,413	1,601	519
U.S. government and agency	3,098	175	3,395	697	3,121	265	1,147	337
RMBS	1,163	115	5,398	1,094	4,731	497	2,246	448
CMBS	1,425	169	4,681	634	5,589	543	970	167
ABS	1,336	18	3,515	174	3,347	159	1,733	137
State and political subdivision	1,116	120	1,399	350	2,041	317	247	83
Foreign government	200	14	575	119	777	99	21	7
Total fixed maturity securities	$19,136	$1,656	$48,487	$9,528	$52,375	$6,644	$11,944	$2,868
Total number of securities in an unrealized loss position	2,938		7,027		7,309		2,049
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $689 million and $602 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $22 million, relating to 24 securities at September 30, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	Foreign Corporate	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$1	$2	$1	$3	$7
Allowance on securities where credit losses were not previously recorded	14	4	—	—	18
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	—	—	(1)	—	(1)
Balance, end of period	$14	$6	$—	$2	$22
Nine Months Ended September 30, 2022
Balance, beginning of period	$2	$—	$7	$2	$11
Allowance on securities where credit losses were not previously recorded	—	1	—	—	1
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	1	—	—	1
Write-offs charged against allowance (1)	—	—	(7)	—	(7)
Balance, end of period	$1	$2	$—	$2	$5
_______________
(1)The Company recorded total write-offs of $8 million and $10 million for the nine months ended September 30, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,307	58.6%	$13,574	59.2%
Agricultural	4,461	19.7	4,365	19.0
Residential	5,051	22.3	5,116	22.3
Total mortgage loans (1)	22,819	100.6	23,055	100.5
Allowance for credit losses	(137)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,682	100.0%	$22,936	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $224 million and $255 million for the three months and nine months ended September 30, 2023, respectively, and $387 million and $1.6 billion for the three months and nine months ended September 30, 2022, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $118 million and $115 million at September 30, 2023 and December 31, 2022, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	22	1	—	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance, end of period	$67	$15	$55	$137
Nine Months Ended September 30, 2022
Balance, beginning of period	$67	$12	$44	$123
Current period provision	1	3	(5)	(1)
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance, end of period	$45	$15	$39	$99

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
September 30, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$161	$1,876	$2,515	$224	$1,289	$2,826	$8,891
65% to 75%	—	529	650	177	269	1,195	2,820
76% to 80%	—	12	50	39	209	508	818
Greater than 80%	—	—	—	—	95	683	778
Total commercial mortgage loans	161	2,417	3,215	440	1,862	5,212	13,307
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	160	574	1,138	459	507	1,334	4,172
65% to 75%	—	127	107	6	31	18	289
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	160	701	1,245	465	538	1,352	4,461
Residential mortgage loans
Performing	99	1,274	1,693	149	208	1,543	4,966
Nonperforming	—	20	20	1	2	42	85
Total residential mortgage loans	99	1,294	1,713	150	210	1,585	5,051
Total	$420	$4,412	$6,173	$1,055	$2,610	$8,149	$22,819

	2022	2021	2020	2019	2018	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2023		December 31, 2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,276	92.2%	$12,157	89.6%
1.00x - 1.20x	540	4.1	590	4.3
Less than 1.00x	491	3.7	827	6.1
Total	$13,307	100.0%	$13,574	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2023 and December 31, 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2023				December 31, 2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,290	$4,439	$4,890	$22,619	$13,574	$4,346	$5,041	$22,961
30-59 days past due	—	—	76	76	—	—	11	11
60-89 days past due	—	—	30	30	—	—	16	16
90-179 days past due	—	—	23	23	—	3	31	34
180+ days past due	17	22	32	71	—	16	17	33
Total	$13,307	$4,461	$5,051	$22,819	$13,574	$4,365	$5,116	$23,055

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2023	$17	$—	$85	$102
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both September 30, 2023 and December 31, 2022.
Current period investment income on mortgage loans in nonaccrual status was $1 million for both the nine months ended September 30, 2023 and 2022.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 7 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, tax credit and renewable energy partnerships and leveraged leases.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities	$(10,918)	$(8,760)
Derivatives	509	638
Other	(8)	3
Subtotal	(10,417)	(8,119)
Amounts allocated from:
Future policy benefits	1,290	917
Deferred income tax benefit (expense)	1,917	1,512
Net unrealized investment gains (losses)	$(7,210)	$(5,690)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2023
(In millions)
Balance at December 31, 2022	$(5,690)
Unrealized investment gains (losses) during the period	(2,298)
Unrealized investment gains (losses) relating to:
Future policy benefits	373
Deferred income tax benefit (expense)	405
Balance at September 30, 2023	$(7,210)
Change in net unrealized investment gains (losses)	$(1,520)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2023 and December 31, 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2023	December 31, 2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,620	$3,995
Estimated fair value	$3,093	$3,638
Cash collateral received from counterparties (2)	$3,171	$3,731
Reinvestment portfolio — estimated fair value	$3,051	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$714	$1,064	$996	$2,774	$640	$1,527	$984	$3,151
U.S. corporate	—	253	27	280	2	410	—	412
Foreign corporate	—	99	8	107	—	152	—	152
Foreign government	—	4	6	10	—	16	—	16
Total	$714	$1,420	$1,037	$3,171	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2023 was $699 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 58% invested in U.S. government and agency securities, agency RMBS and cash and cash equivalents at September 30, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$7,863	$7,999
Invested assets held in trust (reinsurance agreements) (2)	5,536	5,621
Invested assets pledged as collateral (3)	14,260	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$27,659	$27,540
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $94 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $228 million and $240 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 7).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $247 million and $201 million at redemption value at September 30, 2023 and December 31, 2022, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2023 or December 31, 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2023		December 31, 2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,940	$16,780	$15,896	$17,471
Limited partnerships and LLCs	4,358	5,544	4,136	5,491
Total	$19,298	$22,324	$20,032	$22,962
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 13.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$897	$787	$2,602	$2,247
Equity securities	1	1	2	2
Mortgage loans	240	208	716	616
Policy loans	17	16	50	48
Limited partnerships and LLCs (1)	53	(106)	129	257
Cash, cash equivalents and short-term investments	61	22	166	29
Other	24	20	66	52
Total investment income	1,293	948	3,731	3,251
Less: Investment expenses	91	71	274	162
Net investment income	$1,202	$877	$3,457	$3,089
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $64 million and $156 million for the three months and nine months ended September 30, 2023, respectively, and ($127) million and $178 million for the three months and nine months ended September 30, 2022, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fixed maturity securities	$(54)	$(38)	$(185)	$(140)
Equity securities	(1)	(2)	(2)	(14)
Mortgage loans	3	2	(24)	(1)
Limited partnerships and LLCs	—	(4)	—	(21)
Other	(1)	(3)	(2)	(3)
Total net investment gains (losses)	$(53)	$(45)	$(213)	$(179)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($2) million for both the three months and nine months ended September 30, 2023, and ($1) million and ($22) million for the three months and nine months ended September 30, 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Proceeds	$494	$1,146	$1,771	$5,261
Gross investment gains	$1	$1	$12	$47
Gross investment losses	(44)	(38)	(173)	(181)
Net investment gains (losses)	$(43)	$(37)	$(161)	$(134)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$—	$—	$—	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	3,942	472	14	4,026	596	8
Total qualifying hedges		3,942	472	14	4,086	596	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	30,527	168	280	3,145	98	46
Interest rate floors	Interest rate	3,000	2	1	3,250	12	3
Interest rate caps	Interest rate	5,800	80	27	6,350	137	43
Interest rate options	Interest rate	31,080	19	303	28,688	22	232
Interest rate forwards	Interest rate	16,441	178	2,867	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	771	125	—	822	148	—
Foreign currency forwards	Foreign currency exchange rate	480	5	1	487	1	10
Credit default swaps — written	Credit	1,530	21	1	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	16,215	508	436	17,229	697	351
Equity total return swaps	Equity market	56,332	931	1,061	32,909	520	747
Hybrid options	Equity market	630	7	—	—	—	—
Total non-designated or non-qualifying derivatives		162,806	2,044	4,977	112,905	1,688	3,900
Total		$166,748	$2,516	$4,991	$116,991	$2,284	$3,920
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$(2)
Foreign currency exchange rate	1	(1)	13	(31)
Total cash flow hedges	1	(1)	14	(33)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,481)	—	—	—
Foreign currency exchange rate	21	(16)	—	—
Credit	3	—	—	—
Equity market	(280)	—	—	—
Embedded	913	—	—	—
Total non-qualifying hedges	(824)	(16)	—	—
Total	$(823)	$(17)	$14	$(33)
Three Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$(8)
Foreign currency exchange rate	8	(6)	17	341
Total cash flow hedges	8	(6)	18	333
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,233)	—	—	—
Foreign currency exchange rate	99	(23)	—	—
Credit	5	—	—	—
Equity market	40	—	—	—
Embedded	518	—	—	—
Total non-qualifying hedges	(571)	(23)	—	—
Total	$(563)	$(29)	$18	$333

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$3	$(1)
Foreign currency exchange rate	5	(6)	40	(122)
Total cash flow hedges	3	(6)	43	(123)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,422)	—	—	—
Foreign currency exchange rate	25	(12)	—	—
Credit	22	—	—	—
Equity market	44	—	—	—
Embedded	(1,880)	—	—	—
Total non-qualifying hedges	(3,211)	(12)	—	—
Total	$(3,208)	$(18)	$43	$(123)
Nine Months Ended September 30, 2022
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$4	$—	$3	$(49)
Foreign currency exchange rate	9	(8)	42	666
Total cash flow hedges	13	(8)	45	617
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(3,671)	—	—	—
Foreign currency exchange rate	212	(62)	—	—
Credit	(27)	—	—	—
Equity market	768	—	—	—
Embedded	4,106	—	—	—
Total non-qualifying hedges	1,388	(62)	—	—
Total	$1,401	$(70)	$45	$617
At September 30, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases. At December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year.
At September 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $509 million and $638 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$7	$544	1.5	$7	$544	2.2
Baa	12	958	5.2	8	1,185	5.0
Ba	2	24	3.2	2	24	4.0
Caa and Lower	(1)	4	2.2	(1)	4	3.0
Total	$20	$1,530	3.8	$16	$1,757	4.1
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2023
Derivative assets	$2,735	$(2,028)	$(688)	$19	$(6)	$13
Derivative liabilities	$5,214	$(2,028)	$—	$3,186	$(3,186)	$—
December 31, 2022
Derivative assets	$2,308	$(1,659)	$(640)	$9	$(6)	$3
Derivative liabilities	$3,919	$(1,659)	$(7)	$2,253	$(2,251)	$2
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,186	$2,260
Estimated fair value of collateral provided (2):
Fixed maturity securities	$5,567	$4,894
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

	September 30, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$32,086	$824	$32,910
Foreign corporate	—	10,362	316	10,678
U.S. government and agency	3,658	4,144	—	7,802
RMBS	—	7,041	10	7,051
CMBS	—	6,272	36	6,308
ABS	—	5,815	299	6,114
State and political subdivision	—	3,604	—	3,604
Foreign government	—	933	33	966
Total fixed maturity securities	3,658	70,257	1,518	75,433
Equity securities	39	26	25	90
Short-term investments	675	328	—	1,003
Derivative assets: (1)
Interest rate	—	447	—	447
Foreign currency exchange rate	—	589	13	602
Credit	—	14	7	21
Equity market	—	1,439	7	1,446
Total derivative assets	—	2,489	27	2,516
Market risk benefit assets	—	—	694	694
Separate account assets	16	82,659	—	82,675
Total assets	$4,388	$155,759	$2,264	$162,411
Liabilities
Market risk benefit liabilities	$—	$—	$8,830	$8,830
Derivative liabilities: (1)
Interest rate	—	3,478	—	3,478
Foreign currency exchange rate	—	15	—	15
Credit	—	—	1	1
Equity market	—	1,497	—	1,497
Total derivative liabilities	—	4,990	1	4,991
Embedded derivatives on index-linked annuities (2)	—	—	6,031	6,031
Total liabilities	$—	$4,990	$14,862	$19,852

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2023.
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

					September 30, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	15.27%	-	23.76%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	0.85%	-	1.83%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.58%	-	1.77%	0.00%	-	1.98%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2023
Balance, beginning of period	$1,931	$371	$38	$25	$—	$27	$(6,886)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(9)	—	—	—	—	2	913
Total realized/unrealized gains (losses) included in AOCI	(19)	(2)	(1)	—	—	(3)	—
Purchases (5)	32	17	—	—	—	—	—
Sales (5)	(56)	(11)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(58)
Transfers into Level 3 (6)	45	12	—	—	—	—	—
Transfers out of Level 3 (6)	(784)	(42)	(3)	—	—	—	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Three Months Ended September 30, 2022
Balance, beginning of period	$1,710	$345	$40	$27	$—	$38	$(2,831)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	1	—	3	518
Total realized/unrealized gains (losses) included in AOCI	(108)	(11)	(4)	—	—	21	—
Purchases (5)	278	125	—	—	—	—	—
Sales (5)	(22)	(1)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(29)
Transfers into Level 3 (6)	16	19	—	—	—	—	—
Transfers out of Level 3 (6)	(319)	(138)	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(2,342)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(9)	$—	$—	$1	$—	$3	$785
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(25)	$(3)	$(1)	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (7)	$—	$—	$—	$1	$—	$3	$461
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2022 (7)	$(109)	$(11)	$(4)	$—	$—	$21	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(12)	—	—	(3)	—	(3)	(1,880)
Total realized/unrealized gains (losses) included in AOCI	(11)	(2)	—	—	—	(3)	—
Purchases (5)	119	45	—	1	—	9	—
Sales (5)	(126)	(17)	(2)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(219)
Transfers into Level 3 (6)	101	10	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Nine Months Ended September 30, 2022
Balance, beginning of period	$1,399	$220	$26	$13	$2	$36	$(6,641)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(6)	—	—	1	—	(11)	4,106
Total realized/unrealized gains (losses) included in AOCI	(286)	(23)	(13)	—	—	36	—
Purchases (5)	760	230	5	14	—	1	—
Sales (5)	(159)	(12)	(2)	—	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	193
Transfers into Level 3 (6)	31	25	19	—	—	—	—
Transfers out of Level 3 (6)	(184)	(101)	—	—	—	—	—
Balance, end of period	$1,555	$339	$35	$28	$—	$62	$(2,342)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(2)	$(2,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(20)	$(3)	$—	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (7)	$—	$—	$—	$1	$—	$(4)	$3,904
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2022 (7)	$(288)	$(23)	$(13)	$—	$—	$36	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,682	$—	$—	$20,010	$20,010
Policy loans	$1,311	$—	$507	$858	$1,365
Other invested assets	$259	$—	$247	$12	$259
Premiums, reinsurance and other receivables	$7,134	$—	$64	$7,141	$7,205
Liabilities
Policyholder account balances	$31,509	$—	$—	$30,470	$30,470
Long-term debt	$3,157	$—	$2,591	$—	$2,591
Other liabilities	$1,124	$—	$436	$688	$1,124
Separate account liabilities	$1,063	$—	$1,063	$—	$1,063

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
9. Long-term Debt
Repurchase Facility
In July 2023, Brighthouse Life Insurance Company entered into an additional secured committed repurchase facility (the “Repurchase Facility”) under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $500 million for a term of up to two years, which is available to Brighthouse Life Insurance Company under certain market conditions. Under the Repurchase Facility, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At September 30, 2023, there were no borrowings under the Repurchase Facility.
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both September 30, 2023 and December 31, 2022:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)				(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$1,237.50	$21	$1,237.50	$21
B	$421.88	7	$421.88	7	$1,265.64	21	$1,265.64	21
C	$335.94	8	$335.94	7	$1,007.82	23	$1,007.82	23
D	$289.06	4	$289.06	4	$867.18	12	$973.17	13
Total		$26		$25		$77		$78
Common Stock Repurchase Program
During the nine months ended September 30, 2023 and 2022, BHF repurchased 3,968,138 and 8,194,191 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $190 million and $395 million, respectively. At September 30, 2023, BHF had $104 million remaining under its common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2023	$(5,689)	$430	$(1,475)	$905	$(52)	$(5,881)
OCI before reclassifications	(2,490)	(33)	174	744	(8)	(1,613)
Deferred income tax benefit (expense) (3)	523	8	(37)	(157)	2	339
AOCI before reclassifications, net of income tax	(7,656)	405	(1,338)	1,492	(58)	(7,155)
Amounts reclassified from AOCI	55	(2)	—	—	(2)	51
Deferred income tax benefit (expense) (3)	(12)	—	—	—	—	(12)
Amounts reclassified from AOCI, net of income tax	43	(2)	—	—	(2)	39
Balance at September 30, 2023	$(7,613)	$403	$(1,338)	$1,492	$(60)	$(7,116)

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2022	$(3,727)	$534	$(1,350)	$441	$(74)	$(4,176)
OCI before reclassifications	(5,130)	333	130	1,045	(23)	(3,645)
Deferred income tax benefit (expense) (3)	1,209	(202)	(27)	(219)	5	766
AOCI before reclassifications, net of income tax	(7,648)	665	(1,247)	1,267	(92)	(7,055)
Amounts reclassified from AOCI	60	(9)	—	—	—	51
Deferred income tax benefit (expense) (3)	(13)	2	—	—	—	(11)
Amounts reclassified from AOCI, net of income tax	47	(7)	—	—	—	40
Balance at September 30, 2022	$(7,601)	$658	$(1,247)	$1,267	$(92)	$(7,015)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2022	$(6,194)	$504	$(1,378)	$1,020	$(58)	$(6,106)
OCI before reclassifications	(1,971)	(123)	51	598	(5)	(1,450)
Deferred income tax benefit (expense) (3)	414	27	(11)	(126)	1	305
AOCI before reclassifications, net of income tax	(7,751)	408	(1,338)	1,492	(62)	(7,251)
Amounts reclassified from AOCI	175	(6)	—	—	3	172
Deferred income tax benefit (expense) (3)	(37)	1	—	—	(1)	(37)
Amounts reclassified from AOCI, net of income tax	138	(5)	—	—	2	135
Balance at September 30, 2023	$(7,613)	$403	$(1,338)	$1,492	$(60)	$(7,116)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2021	$5,285	$239	$(3,230)	$(2,199)	$(48)	$47
OCI before reclassifications	(16,565)	617	2,510	4,388	(59)	(9,109)
Deferred income tax benefit (expense) (3)	3,534	(185)	(527)	(922)	13	1,913
AOCI before reclassifications, net of income tax	(7,746)	671	(1,247)	1,267	(94)	(7,149)
Amounts reclassified from AOCI	184	(16)	—	—	2	170
Deferred income tax benefit (expense) (3)	(39)	3	—	—	—	(36)
Amounts reclassified from AOCI, net of income tax	145	(13)	—	—	2	134
Balance at September 30, 2022	$(7,601)	$658	$(1,247)	$1,267	$(92)	$(7,015)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(43)	$(39)	$(157)	$(133)	Net investment gains (losses)
Net unrealized investment gains (losses)	(12)	(21)	(18)	(51)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(55)	(60)	(175)	(184)
Income tax (expense) benefit	12	13	37	39
Net unrealized investment gains (losses), net of income tax	(43)	(47)	(138)	(145)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	(2)	4	Net derivative gains (losses)
Interest rate swaps	1	1	3	3	Net investment income
Foreign currency swaps	1	8	5	9	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	9	6	16
Income tax (expense) benefit	—	(2)	(1)	(3)
Gains (losses) on cash flow hedges, net of income tax	2	7	5	13
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	2	—	(3)	(2)
Amortization of defined benefit plans, before income tax	2	—	(3)	(2)
Income tax (expense) benefit	—	—	1	—
Amortization of defined benefit plans, net of income tax	2	—	(2)	(2)
Total reclassifications, net of income tax	$(39)	$(40)	$(135)	$(134)
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
Other revenues consisted primarily of 12b-1 fees of $68 million and $201 million for the three months and nine months ended September 30, 2023, respectively, and $70 million and $226 million for the three months and nine months ended September 30, 2022, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Compensation	$98	$89	$302	$254
Contracted services and other labor costs	73	73	221	197
Transition services agreements	7	15	26	44
Establishment costs	—	21	—	47
Premium and other taxes, licenses and fees	15	13	49	41
Separate account fees	93	98	277	314
Volume related costs, excluding compensation, net of DAC capitalization	129	130	409	374
Interest expense on debt	38	38	114	114
Other	20	18	55	211
Total other expenses	$473	$495	$1,453	$1,596
Capitalization of DAC
See Note 5 for additional information on the capitalization of DAC.
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$453	$388	$(272)	$3,665

Weighted average common shares outstanding — basic	65,408,241	71,517,500	66,658,796	74,294,329
Dilutive effect of share-based awards	336,110	441,880	—	482,846
Weighted average common shares outstanding — diluted	65,744,351	71,959,380	66,658,796	74,777,175

Earnings per common share:
Basic	$6.92	$5.42	$(4.08)	$49.31
Diluted	$6.89	$5.39	$(4.08)	$49.00
For the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2022, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the three months ended September 30, 2023 and 2022 and the nine months ended September 30, 2022.
For the nine months ended September 30, 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2023.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
13. Contingencies, Commitments and Guarantees (continued)
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
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in connection with the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. BHF intends to vigorously defend this matter.
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
13. Contingencies, Commitments and Guarantees (continued)
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
As of September 30, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $125 million, which are primarily associated with the reinsurance-related matters described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $294 million and $247 million at September 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.9 billion at September 30, 2023 and December 31, 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
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
The Company’s recorded liabilities were $1 million at both September 30, 2023 and December 31, 2022 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2023; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2023; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 9, 2023; and (v) our current reports on Form 8-K filed in 2023.
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
Our Results of Operations discussion and analysis presents a review for the three months and nine months ended September 30, 2023 and 2022 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Income (loss) available to shareholders before provision for income tax	$562	$485	$(381)	$4,610
Less: Provision for income tax expense (benefit)	109	97	(109)	945
Net income (loss) available to shareholders (1)	$453	$388	$(272)	$3,665

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$401	$141	$965	$781
Less: Provision for income tax expense (benefit)	75	26	173	142
Adjusted earnings	$326	$115	$792	$639
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the three months ended September 30, 2023, we had net income available to shareholders of $453 million and adjusted earnings of $326 million compared to net income available to shareholders of $388 million and adjusted earnings of $115 million for the three months ended September 30, 2022. Net income available to shareholders for the three months ended September 30, 2023 primarily reflects net favorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors and favorable pre-tax adjusted earnings. These favorable impacts were partially offset by an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from increasing long-term interest rates and net investment losses on sales of fixed maturity securities.
For the nine months ended September 30, 2023, we had net loss available to shareholders of $272 million and adjusted earnings of $792 million compared to net income available to shareholders of $3.7 billion and adjusted earnings of $639 million for the nine months ended September 30, 2022. Net loss available to shareholders for the nine months ended September 30, 2023 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business resulting from increasing long-term interest rates, and net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2022 Annual Report, as amended or supplemented by our subsequent Quarterly Reports and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.

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
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to our Investment Portfolio,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments” included in our 2022 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
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
•liability for future policy benefits;
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

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As part of the 2023 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.50% to 3.75%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees, allocations and volatility. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
As part of the 2022 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate from 3.00% to 3.50%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. For our variable annuity business, we updated our fund allocations, mortality, lapses and withdrawals. For term and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
The impact on income (loss) available to shareholders before provision for income tax was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Market risk benefits	$(251)	$(210)
Included in pre-tax adjusted earnings:
Other annuity business	15	(69)
Life business	(90)	(20)
Run-off	119	162
Total included in pre-tax adjusted earnings	44	73
Total impact on income (loss) available to shareholders before provision for income tax	$(207)	$(137)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$194	$162	$602	$495
Universal life and investment-type product policy fees	542	597	1,749	1,886
Net investment income	1,202	877	3,457	3,089
Other revenues	125	122	348	378
Net investment gains (losses)	(53)	(45)	(213)	(179)
Net derivative gains (losses)	(840)	(592)	(3,226)	1,331
Total revenues	1,170	1,121	2,717	7,000
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($234), $35, ($234) and $35, respectively)	590	534	1,966	1,926
Interest credited to policyholder account balances	426	405	1,300	937
Amortization of DAC and VOBA	155	159	468	474
Change in market risk benefits	(1,064)	(984)	(2,170)	(2,625)
Interest expense on debt	38	38	114	114
Other expenses	435	457	1,339	1,482
Total expenses	580	609	3,017	2,308
Income (loss) before provision for income tax	590	512	(300)	4,692
Provision for income tax expense (benefit)	109	97	(109)	945
Net income (loss)	481	415	(191)	3,747
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	479	413	(195)	3,743
Less: Preferred stock dividends	26	25	77	78
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$453	$388	$(272)	$3,665
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Change in market risk benefits	$1,064	$984	$2,170	$2,625
Net investment gains (losses)	(53)	(45)	(213)	(179)
Net derivative gains (losses), excluding investment hedge adjustments	(865)	(615)	(3,312)	1,293
Market value adjustments	15	20	9	90
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	401	141	965	781
Income (loss) available to shareholders before provision for income tax	562	485	(381)	4,610
Provision for income tax expense (benefit)	109	97	(109)	945
Net income (loss) available to shareholders	$453	$388	$(272)	$3,665
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.

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
Market value adjustments. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Pre-tax Adjusted Earnings. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Income available to shareholders before provision for income tax was $562 million ($453 million, net of income tax), an increase of $77 million ($65 million, net of income tax) from income available to shareholders before provision for income tax of $485 million ($388 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by higher pre-tax adjusted earnings, as discussed in greater detail below.
The increase in income before provision for income taxes was partially offset by the following unfavorable items:
•losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2023 and 2022”; and
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased more in the current period resulting in a loss of $500 million and increased less in the prior period resulting in a loss of $483 million.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 18% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Loss available to shareholders before provision for income tax was $381 million ($272 million, net of income tax), a decrease of $5.0 billion ($3.9 billion, net of income tax) from income available to shareholders before provision for income tax of $4.6 billion ($3.7 billion, net of income tax) in the prior period.

The decrease in income before provision for income tax was driven by losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2023 and 2022.”
The decrease in income before provision for income tax was partially offset by the following favorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period resulting in a loss of $443 million and increased more in the prior period resulting in a loss of $1.7 billion; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 36% in the current period compared to 20% in the prior period. The increase in the effective tax rate was driven by the decrease in income before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,017	$(88)	$(573)	$97	$453
Add: Provision for income tax expense (benefit)	75	(20)	182	(128)	109
Income (loss) available to shareholders before provision for income tax	1,092	(108)	(391)	(31)	562
Less: Net investment gains (losses)	(31)	(10)	(12)	—	(53)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $25	(334)	(5)	(514)	(12)	(865)
Less: Change in market risk benefits	1,064	—	—	—	1,064
Less: Market value adjustments	—	—	15	—	15
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	393	(93)	120	(19)	401
Less: Provision for income tax expense (benefit)	74	(20)	25	(4)	75
Adjusted earnings	$319	$(73)	$95	$(15)	$326

	Three Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$869	$(29)	$(600)	$148	$388
Add: Provision for income tax expense (benefit)	96	(10)	114	(103)	97
Income (loss) available to shareholders before provision for income tax	965	(39)	(486)	45	485
Less: Net investment gains (losses)	(26)	(5)	(27)	13	(45)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $23	(239)	10	(459)	73	(615)
Less: Change in market risk benefits	984	—	—	—	984
Less: Market value adjustments	—	—	20	—	20
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	246	(44)	(20)	(41)	141
Less: Provision for income tax expense (benefit)	44	(10)	(4)	(4)	26
Adjusted earnings	$202	$(34)	$(16)	$(37)	$115

	Nine Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$99	$(76)	$(60)	$(235)	$(272)
Add: Provision for income tax expense (benefit)	209	(18)	(451)	151	(109)
Income (loss) available to shareholders before provision for income tax	308	(94)	(511)	(84)	(381)
Less: Net investment gains (losses)	(159)	(17)	(26)	(11)	(213)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $86	(2,840)	(2)	(459)	(11)	(3,312)
Less: Change in market risk benefits	2,170	—	—	—	2,170
Less: Market value adjustments	—	—	9	—	9
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,137	(75)	(35)	(62)	965
Less: Provision for income tax expense (benefit)	213	(18)	(8)	(14)	173
Adjusted earnings	$924	$(57)	$(27)	$(48)	$792

	Nine Months Ended September 30, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$6,047	$43	$(2,584)	$159	$3,665
Add: Provision for income tax expense (benefit)	325	14	794	(188)	945
Income (loss) available to shareholders before provision for income tax	6,372	57	(1,790)	(29)	4,610
Less: Net investment gains (losses)	(105)	(30)	(63)	19	(179)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $38	2,774	12	(1,628)	135	1,293
Less: Change in market risk benefits	2,625	—	—	—	2,625
Less: Market value adjustments	—	—	90	—	90
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,078	75	(189)	(183)	781
Less: Provision for income tax expense (benefit)	202	14	(40)	(34)	142
Adjusted earnings	$876	$61	$(149)	$(149)	$639

Consolidated Results for the Three Months and Nine Months Ended September 30, 2023 and 2022 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$667	$719	$2,097	$2,264
Net investment spread	758	449	2,152	2,023
Insurance-related activities	(368)	(346)	(1,282)	(1,354)
Amortization of DAC and VOBA	(155)	(159)	(468)	(474)
Other expenses	(473)	(495)	(1,453)	(1,596)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	27	81	82
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	401	141	965	781
Provision for income tax expense (benefit)	75	26	173	142
Adjusted earnings	$326	$115	$792	$639
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Adjusted earnings were $326 million in the current period, an increase of $211 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher returns on other limited partnerships;
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher returns from short-term investments; and
◦lower interest credited to policyholders due to changes made in the prior period in connection with the AAR along with current period actuarial modeling improvements, net of higher interest credited consistent with higher account balances;
partially offset by
◦lower returns on real estate limited partnerships and limited liability companies (“LLC”); and
•lower other expenses due to:
◦higher systems conversion costs in the prior period; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.
Key unfavorable impacts were:
•lower fee income due to:
◦a decline in the net cost of insurance fees driven by the aging in-force business in our Run-off segment; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR in our Life, Run-off, and Annuities segments;

partially offset by
◦lower paid claims, net of reinsurance, in our Run-off segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Adjusted earnings were $792 million in the current period, an increase of $153 million.
Key net favorable impacts were:
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦higher systems conversion costs in the prior period; and
◦lower transition services agreement expenses;
partially offset by
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our Life segment, which is offset in fee income; and
◦higher deferred compensation and operational expenses; and
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
partially offset by
◦lower returns on real estate limited partnerships and LLCs;
◦lower returns on other limited partnerships; and
◦higher interest credited to policyholders due to higher account balances, net of changes made in the prior period in connection with the AAR, and current period actuarial modeling improvements; and
•lower net costs associated with insurance-related activities due to:
◦lower liabilities in our Run-off segment from the impact of new reinsurance agreements entered into in the prior period;
◦lower paid claims, net of reinsurance, in our Run-off and Life segments; and
◦an increase in income annuity underwriting margin;
partially offset by
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR in our Life, Run-off, and Annuities segments.

Key net unfavorable impacts were:
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
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 16% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2023 and 2022 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$494	$514	$1,533	$1,690
Net investment spread	406	264	1,126	983
Insurance-related activities	(37)	(56)	(101)	(152)
Amortization of DAC and VOBA	(129)	(130)	(388)	(386)
Other expenses	(341)	(346)	(1,033)	(1,057)
Pre-tax adjusted earnings	393	246	1,137	1,078
Provision for income tax expense (benefit)	74	44	213	202
Adjusted earnings	$319	$202	$924	$876
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Adjusted earnings were $319 million in the current period, an increase of $117 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher average invested assets resulting from positive net flows in the general account;
◦lower interest credited to policyholders due to changes made in the prior period in connection with the AAR and current period actuarial modeling improvements, net of higher interest credited consistent with higher account balances;
◦higher returns from short-term investments; and
◦higher returns on other limited partnerships;

partially offset by
◦lower returns on real estate limited partnerships and LLCs;
•lower costs associated with insurance-related activities due a net decrease in liability balances resulting from changes made in the current period in connection with the AAR; and
•lower other expenses due to lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.
Key unfavorable impact was lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Adjusted earnings were $924 million in the current period, an increase of $48 million.
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
partially offset by
◦lower returns on real estate limited partnerships and LLCs; and
◦higher interest credited to policyholders due to higher account balances, net of changes made in the prior period in connection with the AAR, and current period actuarial modeling improvements;
•lower costs associated with insurance-related activities due to:
◦an increase in income annuity underwriting margins; and
◦a net decrease in liability balances resulting from changes made in the current period in connection with the AAR; and
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses;
partially offset by
◦higher deferred compensation and operational expenses.
Key unfavorable impact was lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$60	$63	$200	$161
Net investment spread	62	28	183	222
Insurance-related activities	(150)	(67)	(234)	(146)
Amortization of DAC and VOBA	(26)	(29)	(80)	(88)
Other expenses	(39)	(39)	(144)	(74)
Pre-tax adjusted earnings	(93)	(44)	(75)	75
Provision for income tax expense (benefit)	(20)	(10)	(18)	14
Adjusted earnings	$(73)	$(34)	$(57)	$61
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Adjusted earnings were a loss of $73 million in the current period, a decrease of $39 million.
Key unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR; and
◦higher paid claims, net of reinsurance.
Key favorable impact was higher net investment spread due to higher returns on other limited partnerships.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 22% in the current period compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Adjusted earnings were a loss of $57 million in the current period, a decrease of $118 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR;
partially offset by
◦lower paid claims, net of reinsurance;
•higher other expenses due to:
◦lower ceded cost of insurance expenses consistent with favorable equity market returns, which is offset in fee income; and
◦higher deferred compensation and operational expenses; and
•lower net investment spread due to:
◦lower returns on other limited partnerships; and
◦lower income from our securities lending program.
Key favorable impact was higher fee income due to lower ceded cost of insurance fees consistent with favorable equity market returns, which is offset in other expenses.

The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 24% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$111	$142	$368	$413
Net investment spread	233	99	667	701
Insurance-related activities	(181)	(223)	(947)	(1,055)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(43)	(38)	(123)	(248)
Pre-tax adjusted earnings	120	(20)	(35)	(189)
Provision for income tax expense (benefit)	25	(4)	(8)	(40)
Adjusted earnings	$95	$(16)	$(27)	$(149)
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Adjusted earnings were $95 million in the current period, an increase of $111 million.
Key net favorable impacts were:
•higher net investment spread due to higher returns on other limited partnerships; and
•lower costs associated with insurance-related activities due to:
◦lower paid claims, net of reinsurance;
partially offset by
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR.
Key unfavorable impact was lower fee income due to a decline in the net cost of insurance fees driven by the aging in-force business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Adjusted earnings were a loss of $27 million in the current period, a lower loss of $122 million.
Key net favorable impacts were:
•lower other expenses due to the settlement of a reinsurance-related matter in the prior period; and
•lower costs associated with insurance-related activities due to:
◦lower liabilities from the impact of new reinsurance agreements entered into in the prior period; and
◦lower paid claims, net of reinsurance;
partially offset by
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR.
Key unfavorable impacts were:
•lower fee income due to a decline in the net cost of insurance fees driven by the aging in-force business; and

•lower net investment spread due to:
◦lower average invested long-term assets; and
◦lower returns on other limited partnerships.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 23% in the current period compared to 21% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Fee income	$2	$—	$(4)	$—
Net investment spread	57	58	176	117
Insurance-related activities	—	—	—	(1)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(50)	(72)	(153)	(217)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	27	81	82
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(19)	(41)	(62)	(183)
Provision for income tax expense (benefit)	(4)	(4)	(14)	(34)
Adjusted earnings	$(15)	$(37)	$(48)	$(149)
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Adjusted earnings were a loss of $15 million in the current period, a lower loss of $22 million.
Key favorable impact was lower other expenses due to higher systems conversion costs in the prior period.
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
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Adjusted earnings were a loss of $48 million in the current period, a lower loss of $101 million.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2023 and 2022
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Market risk benefits mark-to-market	$886	$786	$1,755	$2,092
Annuity guaranteed benefit rider fees, net of claims	193	211	453	578
Ceded reinsurance	(15)	(13)	(38)	(45)
Total changes attributable to annuity guaranteed benefits	1,064	984	2,170	2,625
Variable annuity hedges	(1,186)	(772)	(894)	(1,277)
Shield embedded derivatives	773	549	(1,993)	4,002
Total	$651	$761	$(717)	$5,350
Market Risk Benefits Mark-to-Market. Annuity guaranteed rider benefits are accounted for as MRBs. MRBs related to guaranteed rider benefits represent the current estimated fair value of the obligation to protect policyholders against the possibility that a downturn in the markets will reduce the specified benefits that can be claimed under the base annuity contract. Any periods of significant or sustained downturns in equity markets, increased equity volatility, or reduced interest rates could result in an increase in the valuation of these liabilities. An increase in these liabilities would result in a decrease to our net income (loss) available to shareholders, which could be significant.
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
Shield Embedded Derivatives. Shield Annuities provide the contract holder the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines in the applicable indices or benchmark. Shield embedded derivatives represent the estimated fair value of these features. We believe that Shield Annuities provide us with a risk offset to liabilities related to guaranteed rider benefits.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management” in our 2022 Annual Report for discussion of our management of our hedging strategy associated with our variable annuity business, which remains unchanged following the adoption of LDTI.
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the three months ended September 30, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets and changes made in connection with the AAR;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates and decreasing equity markets; and

•favorable changes in Shield embedded derivatives due to decreasing equity markets and increasing interest rates.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the three months ended September 30, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets and changes made in connection with the AAR;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets, partially offset by increasing interest rates.
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the nine months ended September 30, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets, partially offset by changes made in connection with the AAR;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the nine months ended September 30, 2022, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets and changes made in connection with the AAR;
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.34%	$1,264	3.35%	$939	4.22%	$3,656	3.96%	$3,243
Investment fees and expenses (2)	(0.14)	(37)	(0.15)	(39)	(0.14)	(113)	(0.14)	(116)
Adjusted net investment income (3)	4.20%	$1,227	3.20%	$900	4.08%	$3,543	3.82%	$3,127
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net investment income	$1,202	$877	$3,457	$3,089
Less: Investment hedge adjustments	(25)	(23)	(86)	(38)
Adjusted net investment income — in the above yield table	$1,227	$900	$3,543	$3,127
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2023 and 2022” for an analysis of the period-over-period changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$62,579	83.0%	$62,199	82.3%
Privately-placed	12,854	17.0	13,378	17.7
Total fixed maturity securities	$75,433	100.0%	$75,577	100.0%
Percentage of cash and invested assets	67.1%		67.1%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2023					December 31, 2022
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$56,471	$6	$(6,635)	$49,830	66.0%	$53,935	$2	$(4,870)	$49,063	64.9%
2	Baa	27,103	—	(3,973)	23,130	30.7	27,269	—	(3,546)	23,723	31.4
Subtotal investment grade		83,574	6	(10,608)	72,960	96.7	81,204	2	(8,416)	72,786	96.3
3	Ba	1,996	—	(206)	1,790	2.4	2,343	—	(232)	2,111	2.8
4	B	662	4	(78)	580	0.8	677	1	(88)	588	0.8
5	Caa and lower	113	8	(14)	91	0.1	120	4	(24)	92	0.1
6	In or near default	28	4	(12)	12	—	—	—	—	—	—
Subtotal below investment grade		2,799	16	(310)	2,473	3.3	3,140	5	(344)	2,791	3.7
Total fixed maturity securities		$86,373	$22	$(10,918)	$75,433	100.0%	$84,344	$7	$(8,760)	$75,577	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2023
U.S. corporate	$15,287	$15,691	$1,353	$507	$60	$12	$32,910
Foreign corporate	4,340	5,909	370	59	—	—	10,678
U.S. government and agency	7,693	109	—	—	—	—	7,802
RMBS	7,019	22	1	—	9	—	7,051
CMBS	5,929	354	21	2	2	—	6,308
ABS	5,456	619	17	12	10	—	6,114
State and political subdivision	3,521	72	1	—	10	—	3,604
Foreign government	585	354	27	—	—	—	966
Total fixed maturity securities	$49,830	$23,130	$1,790	$580	$91	$12	$75,433
December 31, 2022
U.S. corporate	$14,697	$15,683	$1,671	$499	$57	$—	$32,607
Foreign corporate	3,758	6,377	373	68	—	—	10,576
U.S. government and agency	7,887	129	—	—	—	—	8,016
RMBS	7,490	14	12	2	10	—	7,528
CMBS	6,240	351	9	7	4	—	6,611
ABS	4,648	672	17	12	10	—	5,359
State and political subdivision	3,682	105	1	—	11	—	3,799
Foreign government	661	392	28	—	—	—	1,081
Total fixed maturity securities	$49,063	$23,723	$2,111	$588	$92	$—	$75,577
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both September 30, 2023 and December 31, 2022. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$13,485	30.9%	$13,290	30.7%
Finance	12,033	27.7	11,988	27.8
Consumer	9,735	22.3	9,459	21.9
Utility	5,773	13.2	5,767	13.4
Communications	2,562	5.9	2,679	6.2
Total	$43,588	100.0%	$43,183	100.0%
Structured Securities
We held $19.5 billion of Structured Securities, at estimated fair value, at both September 30, 2023 and December 31, 2022, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,721	52.8%	$(752)	$3,846	51.1%	$(590)
Collateralized mortgage obligations	3,330	47.2	(426)	3,682	48.9	(311)
Total RMBS	$7,051	100.0%	$(1,178)	$7,528	100.0%	$(901)
Risk profile:
Agency	$5,782	82.0%	$(1,110)	$6,137	81.5%	$(842)
Prime	137	2.0	(20)	149	2.0	(20)
Alt-A	752	10.6	(39)	788	10.5	(37)
Sub-prime	380	5.4	(9)	454	6.0	(2)
Total RMBS	$7,051	100.0%	$(1,178)	$7,528	100.0%	$(901)
Ratings profile:
Rated Aaa (1)	$547	7.8%		$6,643	88.2%
Designated NAIC 1	$7,019	99.5%		$7,490	99.5%
_______________
(1)In the current period, Fitch Ratings downgraded the U.S. credit rating from Aaa to Aa1, which resulted in a decrease in Aaa assets in our RMBS holdings.
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$89	$76	$90	$82
2012	9	7	41	38
2013	76	69	204	197
2014	294	262	322	294
2015	950	859	966	879
2016	461	416	463	421
2017	718	638	732	667
2018	1,633	1,464	1,668	1,538
2019	998	836	1,021	879
2020	541	425	534	426
2021	846	783	821	748
2022	470	448	462	442
2023	27	25	—	—
Total	$7,112	$6,308	$7,324	$6,611

The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 68.0% of total CMBS, and designated NAIC 1 was $5.9 billion, or 94.0% of total CMBS, at September 30, 2023. The estimated fair value of CMBS Aaa rating agency ratings was $4.6 billion, or 70.0% of total CMBS, and designated NAIC 1 was $6.2 billion, or 94.4% of total CMBS, at December 31, 2022.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,653	59.7%	$(34)	$3,239	60.5%	$(124)
Consumer loans	349	5.7	(27)	420	7.8	(36)
Student loans	386	6.3	(27)	393	7.3	(34)
Automobile loans	444	7.3	(8)	216	4.0	(9)
Credit card loans	257	4.2	(11)	158	3.0	(10)
Other loans	1,025	16.8	(73)	933	17.4	(80)
Total	$6,114	100.0%	$(180)	$5,359	100.0%	$(293)
Ratings profile:
Rated Aaa	$3,272	53.5%		$2,300	42.9%
Designated NAIC 1	$5,456	89.2%		$4,648	86.7%
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

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	September 30, 2023				December 31, 2022
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,307	58.3%	$67	0.5%	$13,574	58.9%	$49	0.4%
Agricultural	4,461	19.6	15	0.3%	4,365	18.9	15	0.3%
Residential	5,051	22.1	55	1.1%	5,116	22.2	55	1.1%
Total	$22,819	100.0%	$137	0.6%	$23,055	100.0%	$119	0.5%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% at both September 30, 2023 and December 31, 2022. The remainder was collateralized by properties located outside of the U.S. At September 30, 2023, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 18% for California, 10% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2023 and December 31, 2022. At September 30, 2023, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 7% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,783	20.9%	$3,026	22.3%
Pacific	2,649	19.9	2,765	20.4
Middle Atlantic	2,155	16.2	2,344	17.3
West South Central	1,516	11.4	1,642	12.1
Mountain	1,143	8.6	1,140	8.4
New England	753	5.7	741	5.4
East North Central	736	5.5	794	5.8
International	405	3.0	390	2.9
West North Central	359	2.7	361	2.7
East South Central	306	2.3	306	2.2
Multi-region and Other (1)	502	3.8	65	0.5
Total recorded investment	13,307	100.0%	13,574	100.0%
Less: allowance for credit losses	67		49
Carrying value, net of allowance for credit losses	$13,240		$13,525
Property type:
Apartment	$5,395	40.5%	$5,366	39.5%
Office	3,214	24.2	3,375	24.9
Industrial	2,073	15.6	2,051	15.1
Retail	1,793	13.5	1,934	14.3
Hotel	832	6.2	848	6.2
Total recorded investment	13,307	100.0%	13,574	100.0%
Less: allowance for credit losses	67		49
Carrying value, net of allowance for credit losses	$13,240		$13,525
__________________
(1) In the current quarter, certain commercial mortgage loans have been reclassified into the Multi-region and Other geographic region.
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 61% and 57% at September 30, 2023 and December 31, 2022, respectively and our average debt-service coverage ratio was 2.3x and 2.2x at September 30, 2023 and December 31, 2022, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% at both September 30, 2023 and December 31, 2022. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the nine months ended September 30, 2023 and 2022.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Other limited partnerships	$4,132	$3,941
Real estate limited partnerships and LLCs (1)	799	834
Total	$4,931	$4,775
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $933 million and $987 million at September 30, 2023 and December 31, 2022, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$2,516	78.4%	$2,284	80.1%
Company-owned life insurance	336	10.5	250	8.8
Federal Home Loan Bank stock	247	7.7	201	7.0
Tax credit and renewable energy partnerships	52	1.6	55	1.9
Leveraged leases, net of non-recourse debt	48	1.5	48	1.7
Other	11	0.3	14	0.5
Total	$3,210	100.0%	$2,852	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2023 and December 31, 2022; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the nine months ended September 30, 2023 and 2022.
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
Derivatives categorized as Level 3 at September 30, 2023 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity hybrid options with unobservable volatility inputs; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2023		December 31, 2022
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,530	$20	$1,757	$16
Purchased	—	—	—	—
Total	$1,530	$20	$1,757	$16
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
Market Risk Benefits
We issue certain variable annuity products with guaranteed minimum benefits (“GMxB”) that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. Variable annuity guaranteed benefits are classified as MRBs and measured at fair value. Certain index-linked annuity products may also have GMxBs classified as MRBs. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk.”
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	September 30, 2023				December 31, 2022
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$30,275	$5,267	$4,312	39.7%	$31,541	$5,517	$4,484	42.9%
GMIB Max with EDB (3)	7,213	6,558	620	44.4%	7,868	6,013	415	34.8%
GMIB Max without EDB (3)	4,109	203	160	27.9%	4,464	196	92	18.7%
GMWB	18,728	1,181	473	19.5%	19,270	1,584	662	26.5%
GMAB	421	13	13	25.9%	492	18	18	25.4%
GMDB only (other than EDB) (3)	15,889	1,389	—	N/A	15,766	1,737	—	N/A
EDB only (3)	2,920	1,516	—	N/A	3,009	1,439	—	N/A
Total	$79,555	$16,127	$5,578		$82,410	$16,504	$5,671
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).
Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities were valued at $5.6 billion at September 30, 2023.

Our variable annuity MRBs by type of GMxB were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
GMIB	$8,128	$9,457
GMWB	28	209
GMDB	671	720
Total	$8,827	$10,386
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
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives held in our macro interest rate hedging program were as follows at:

	September 30, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$23,230	$130	$268	$2,330	$38	$46
Interest rate options	31,080	18	303	28,688	22	232
Interest rate forwards	15,464	178	2,727	16,848	35	2,387
Hybrid options (2)	630	7	—	—	—	—
Total	$70,404	$333	$3,298	$47,866	$95	$2,665
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

The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program, as well as the interest rate hedges allocated from our macro interest rate hedging program, were as follows at:

	September 30, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$12,313	$304	$432	$13,862	$525	$350
Equity total return swaps	56,332	931	1,061	32,909	520	747
Interest rate swaps	30,096	131	280	2,330	38	46
Interest rate options	27,580	18	220	27,088	21	126
Interest rate forwards	8,443	—	1,206	10,565	35	1,255
Hybrid options	630	7	—	—	—	—
Total	$135,394	$1,391	$3,199	$86,754	$1,139	$2,524
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
We maintain a substantial short-term liquidity position, which was $3.2 billion and $3.6 billion at September 30, 2023 and December 31, 2022, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $42.0 billion and $40.8 billion at September 30, 2023 and December 31, 2022, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Sources:
Changes in policyholder account balances, net	$3,519	$9,281
Changes in payables for collateral under securities loaned and other transactions, net	—	263
Financing element on certain derivative instruments and other derivative related transactions, net	43	—
Total sources	3,562	9,544
Uses:
Operating activities, net	289	1,002
Investing activities, net	2,644	7,596
Changes in payables for collateral under securities loaned and other transactions, net	619	—
Long-term debt repaid	1	2
Dividends on preferred stock	77	78
Treasury stock acquired in connection with share repurchases	190	395
Financing element on certain derivative instruments and other derivative related transactions, net	—	137
Other, net	18	15
Total uses	3,838	9,225
Net increase (decrease) in cash and cash equivalents	$(276)	$319
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
Preferred Stock
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 10 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information on preferred stock issuances.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
	(In millions)
FABCP Program	$2,809	$2,097	$5,618	$8,980	$4,906	$9,110
FABN Program	2,600	3,450	—	550	850	—
FHLB Funding Agreements	4,400	3,900	1,925	5,350	1,425	2,500
Farmer Mac Funding Agreements	700	700	—	400	—	25
Total	$10,509	$10,147	$7,543	$15,280	$7,181	$11,635
Debt Issuances
See Note 9 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements and Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in our 2022 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At September 30, 2023, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at September 30, 2023. Subsequent to September 30, 2023 and through November 3, 2023, BHF repurchased an additional 522,548 shares of its common stock through open market purchases pursuant to a 10b5-1 plan for $25 million.
Preferred Stock Dividends
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2023, we did not pledge any cash collateral to counterparties. At December 31, 2022, we pledged $7 million of cash collateral to counterparties. At September 30, 2023 and December 31, 2022, we were obligated to return cash collateral pledged to us by counterparties of $770 million and $829 million, respectively. The timing of the return of the derivatives collateral is uncertain. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.6 billion and $1.0 billion at September 30, 2023 and December 31, 2022, respectively.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion and $3.7 billion at September 30, 2023 and December 31, 2022, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both September 30, 2023 and December 31, 2022.
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding contingencies.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Notes 6 and 13 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding commitments.

In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding guarantees.
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
Short-term Liquidity and Liquid Assets
At September 30, 2023 and December 31, 2022, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $891 million and $1.0 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At September 30, 2023 and December 31, 2022, BHF and certain of its non-insurance subsidiaries had liquid assets of $928 million and $1.0 billion, respectively, of which $883 million and $987 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During the nine months ended September 30, 2023, BHF did not receive any distributions from BH Holdings. During the nine months ended September 30, 2022, BHF received non-cash distributions of $350 million from BH Holdings.
During the nine months ended September 30, 2023 and 2022, BHF did not make any capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2023 and 2022, BHF borrowed $569 million and $661 million, respectively, from certain of its non-insurance subsidiaries and repaid $369 million and $945 million of such borrowings during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, BHF had total obligations outstanding of $713 million and $513 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the nine months ended September 30, 2023 and 2022, there were no borrowings or repayments by BHF under these facilities and, at both September 30, 2023 and December 31, 2022, BHF had no obligations outstanding under such facilities.
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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our First Quarter Form 10-Q with the exception of sensitivity to changes in interest rates. Sensitivity to a 100 basis point rise in interest rates decreased by $978 million, or 18%, to $4.4 billion as of September 30, 2023 from $5.4 billion as of March 31, 2023 primarily as a result of the impact of higher interest rates on the estimated fair value of fixed maturity securities, in line with management expectations.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2023.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Legal Proceedings” in our First Quarter Form 10-Q.
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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended September 30, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
July 1 — July 31, 2023	402,893	$49.16	403,671	$147
August 1 — August 31, 2023	465,791	$49.85	465,791	$124
September 1 — September 30, 2023	413,725	$49.84	413,884	$104
Total	1,282,409		1,283,346
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.
Item 5. Other Information
Director and Officer 10b5-1 Plans
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Brighthouse Financial, Inc., dated July 11, 2023, is incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 8, 2023