Form 10-K
period 2023-12-31
Brighthouse Financial, Inc.
filed 2024-02-22
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.1 billion.
As of February 16, 2024, 62,882,143 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2024 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•the effectiveness of our variable annuity exposure risk management strategy and the impacts of such strategy on volatility in our profitability measures and the negative effects on our statutory capital;
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
Corporate Information
We routinely use our Investor Relations website to provide presentations, press releases, insurance subsidiaries’ statutory filings, and other information that may be deemed important or material to investors. Accordingly, we encourage investors and others interested in the Company to review the information that we share at http://investor.brighthousefinancial.com. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we make filings with the SEC. Information contained on or connected to any website referenced in this Annual Report on Form 10-K is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only unless expressly noted.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibit Index — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Annual Report on Form 10-K.

PART I
Item 1. Business

Our Company
We are one of the largest providers of annuity and life insurance products in the U.S. with over 2.3 million annuity contracts and insurance policies in force at December 31, 2023. We deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We primarily transact business through our insurance subsidiaries, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”); however, NELICO does not currently write new business.
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
Risk management of both our in-force book and our new business to enhance sustained, long-term shareholder value is fundamental to our strategy. In writing new business, we assess the value of new products by taking into account the amount and timing of cash flows, the use and cost of capital required to support our financial strength ratings, diversification to our in-force business and the cost of risk mitigation. We remain focused on maintaining our strong capital base and excess liquidity at the holding company, and we have established a risk management approach that seeks to mitigate the effects of severe market disruptions and other economic events on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital” and “— Segments and Corporate & Other — Annuities.”
Segments and Corporate & Other
We are organized into three segments: Annuities; Life; and Run-off. In addition, we report certain of our results of operations in Corporate & Other. In addition to the discussion that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segments and Corporate & Other Results for the Years Ended December 31, 2023 and 2022 - Adjusted Earnings” and Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments and Corporate & Other. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Assets under management (“AUM”) for each of our segments, as well as Corporate & Other, was as follows at:

	December 31, 2023			December 31, 2022
	General Account Investments	Separate Account Assets	Total	General Account Investments	Separate Account Assets	Total
	(In millions)
Annuities	$68,489	$80,169	$148,658	$61,279	$77,798	$139,077
Life	9,966	5,921	15,887	10,427	5,218	15,645
Run-off	25,397	2,181	27,578	25,302	1,949	27,251
Corporate & Other	11,604	—	11,604	11,584	—	11,584
Total	$115,456	$88,271	$203,727	$108,592	$84,965	$193,557
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. In 2013, we began a shift in our business mix towards fixed products with lower guaranteed minimum crediting rates and variable annuity products with less risky living benefits while simultaneously increasing our emphasis on index-linked annuity products. Since 2014, our new sales have primarily consisted of Shield® Level Annuities (“Shield” and “Shield Annuities”) and variable annuities with simplified living benefits. We have launched new products and refined existing products as we continue to strive to innovate in response to customer and distributor needs and market conditions.

Insurance liabilities of our annuity products were as follows at:

	December 31, 2023			December 31, 2022
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$4,307	$79,990	$84,297	$4,907	$77,653	$82,560
Shield Annuities	19,794	—	19,794	25,516	—	25,516
Fixed deferred	28,850	—	28,850	19,177	—	19,177
Income	4,279	179	4,458	4,037	145	4,182
Total	$57,230	$80,169	$137,399	$53,637	$77,798	$131,435
_______________
(1)Excludes market risk benefit (“MRB”) liabilities for guaranteed minimum benefits (“GMxB”) and Shield embedded derivatives.
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
Products
Shield Annuities
Our flagship suite of Shield Annuities provides for accumulation of retirement savings or other long-term investments and combines certain features found in both variable and fixed annuities. Shield Annuities are deferred annuity contracts that provide the contract holder with the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines. Rather than allocating purchase payments directly into the equity market, the contract holder has an opportunity to participate in the returns of a specified market index. Shield Annuities also offer account value and return of premium death benefits. A recent addition to our suite of Shield Annuities is an individual single premium deferred annuity contract, which provides for the potential accumulation of retirement savings as well as an opportunity for lifetime income through a guaranteed lifetime withdrawal benefit rider. To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities.
Fixed Deferred Annuities
Fixed deferred annuities are single premium deferred annuity contracts that are designed for growth and to address asset accumulation needs. Purchase payments under fixed deferred annuity contracts are allocated to our general account and interest is credited based on rates we determine for fixed rate annuities or the performance of an index or indices for fixed index annuities (“FIA”), subject to specified guaranteed minimums. Credited interest rates are guaranteed for at least one year. A new addition to our FIA offerings is an individual single premium deferred annuity contract, which provides for the potential accumulation of retirement savings as well as an opportunity for lifetime income through an optional guaranteed lifetime withdrawal benefit rider. To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time.

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
The majority of the variable annuities we issue have GMxBs, which we believe make these products attractive to our customers in periods of economic uncertainty. GMxBs provide the contract holder with protection against the possibility that a downturn in the markets will reduce the certain specified benefits that can be claimed under the contract. Variable annuities may have more than one type of GMxB. The primary types of GMxBs are those that guarantee death benefits payable upon the death of a contract holder (guaranteed minimum death benefits, “GMDB”) and those that guarantee benefits payable while the contract holder or annuitant is alive (guaranteed minimum living benefits, “GMLB”). There are three primary types of GMLBs: guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”).
The guaranteed benefit received by a contract holder pursuant to the GMxBs is calculated based on a notional amount known as the benefit base (“Benefit Base”). The calculation of the Benefit Base varies by benefit type and may differ in value from the contract holder’s account value for the following reasons:
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
Variable Annuity Fees
We earn various types of fee revenue based on account value, fund assets and the guarantees for contracts that invest through a separate account. We earned fees and charges on our variable annuity contracts that invest through a separate account of $2.6 billion and $2.8 billion, net of pass-through amounts, for the years ended December 31, 2023 and 2022, respectively. In addition to fee revenue, we also earn a spread on the portion of the account value allocated to the general account.

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
Investment Management Fees. We charge investment management fees for managing the proprietary funds managed by our subsidiary, Brighthouse Investment Advisers, LLC (“Brighthouse Advisers”), that are offered as investments under our variable annuities. Investment management fees are also paid on the non-proprietary funds managed by investment advisors unaffiliated with us, to the unaffiliated investment advisors. Investment management fees differ by fund. A portion of the investment management fees charged on proprietary funds managed by subadvisors unaffiliated with us are paid by us to such subadvisors. Investment management fees reduce the net returns on the variable annuity investments.
12b-1 Fees and Other Revenue. We earn monthly or quarterly fees for providing certain services to customers and distributors (“12b-1 fees”). 12b-1 fees are paid by the mutual funds selected by our contract holders and are calculated based on the net assets of the funds allocated to our subaccounts. These fees reduce the returns contract holders earn from such funds. Additionally, mutual fund companies with funds which are available to contract holders through the variable annuity subaccounts pay us fees consistent with the terms of administrative service agreements. These fees are funded from the fund companies’ net revenues. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on 12b-1 fees.
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
Living Benefit Rider Fees. We earn these fees for promising to pay guaranteed benefits while the contract holder is alive, such as for any type of GMLB (including GMIBs, GMWBs and GMABs). The fees earned vary by generation and rider type and are typically calculated based on the Benefit Base. In general, GMLB fees calculated based on the Benefit Base are more stable in market downturns compared to fees based on the account value. These fees are set at a level intended to be sufficient to cover anticipated expenses related to claim payments and hedge costs associated with these benefits. These fees are deducted from the account value.
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
We introduced our first variable annuity product over 50 years ago and began offering GMIBs, which were our first living benefit riders, in 2001. Beginning in 2009, we reduced the minimum payments we guaranteed if the contract holder were to annuitize; in 2012 we began to reduce the guaranteed portion of account value up to a percentage of the Benefit Base (“roll-up rates”); and, after first reducing the maximum equity allocation in separate accounts, in 2011 we introduced managed volatility funds for all of our GMIBs. We ceased offering GMABs and GMIBs for new purchases in 2016 and, to the extent permitted, we suspended subsequent premium payments on all but our final generation of GMIBs. While we added GMWBs to our variable annuity product suite in 2003, we shifted our marketing focus from GMIBs to GMWBs in 2015 with the release of FlexChoiceSM, a GMWB with lifetime payments. In 2018, we launched an updated version of FlexChoiceSM, “Flex Choice Access” to provide financial advisors and their clients more investment flexibility.
We introduced Shield Annuities in 2013 and expect to continue to increase sales of Shield Annuities due to growing consumer demand. In addition, we believe Shield Annuities provide us with risk offset to the GMxBs offered in our traditional variable annuity products. At December 31, 2023, we had $28.8 billion of policyholder account balances for Shield Annuities.
We intend to focus on selling the following variable annuity products with the goal of continuing to diversify and better manage our in-force block:
•our suite of Shield Annuities;
•variable annuities with GMWBs; and
•variable annuities with GMDB only.
Deposits for our Shield Annuities and variable annuities were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Shield Annuities	$6,857	$5,848	$6,201
GMWB	402	852	1,548
GMDB only	220	286	376
GMIB	24	49	76
Total	$7,503	$7,035	$8,201
Guaranteed Minimum Death Benefits
Since 2001, we have offered a variety of GMDBs to our contract holders, which include the following:
•Account Value Death Benefit. The Account Value Death Benefit returns the account value at the time of the claim with no imposition of surrender charges.
•Return of Premium Death Benefit. The Return of Premium Death Benefit, also referred to as Principal Protection, pays the greater of (i) the account value at the time of the claim or (ii) the total purchase payments, adjusted proportionately for any withdrawals.
•Annual Step-Up Death Benefit. The Annual Step-Up Death Benefit, an election made for an additional fee, allows the contract holder the option to “step-up” or lock-in the high-water mark on their guaranteed death benefit on any contract anniversary. This benefit pays the greater of (i) the account value at the time of the claim, (ii) the total purchase payments or (iii) the highest anniversary “step-up” value, adjusted proportionately for any withdrawals.

•Combination Death Benefit. The Combination Death Benefit, which we no longer offer, consists of the Compounded-Plus Death Benefit and the Enhanced Death Benefit. The Compounded-Plus Death Benefit pays the greater of (i) the account value at the time of the claim, (ii) the highest anniversary “step-up” value or (iii) a roll-up Benefit Base, adjusted proportionately for any withdrawals. The Enhanced Death Benefit pays the greater of (i) the highest anniversary “step-up” value or (ii) a roll-up benefit which allows for dollar-for-dollar withdrawals up to the permitted amount for that contract year and proportional adjustments for withdrawals in excess of the permitted amount.
•Interval Reset Death Benefit. The Interval Reset Death Benefit, which we no longer offer, pays the greater of (i) the account value at the time of the claim, (ii) the total purchase payments or (iii) the interval reset value, a guaranteed death benefit on the interval anniversary date with this level of death benefit being reset (either up or down) on the next interval anniversary date, adjusted proportionately for any withdrawals.
In addition, we currently also offer an optional death benefit for an additional fee with our FlexChoiceSM riders, available at issue through age 65, which has a similar level of death benefit protection as the Benefit Base for the living benefit rider. However, the Benefit Base for this death benefit is adjusted for all withdrawals.
Our variable annuity account values and Benefit Base by type of GMDB were as follows at:

	December 31, 2023 (1)		December 31, 2022 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value	$3,039	$2,483	$2,907	$2,431
Return of premium	37,826	38,194	37,171	37,921
Annual step-up	17,269	18,485	16,737	20,020
Combination (2)	20,847	32,084	20,806	32,695
Interval reset	5,316	5,562	4,940	5,327
Total	$84,297	$96,808	$82,561	$98,394
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain death benefit guarantee amounts included in this table may also be included in the GMLBs table below.
(2)Includes Compounded-Plus Death Benefit, Enhanced Death Benefit, and FlexChoiceSM death benefit.
Guaranteed Minimum Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. Based on total account value, approximately 76% and 77% of our variable annuity block included living benefit guarantees at December 31, 2023 and 2022, respectively.
GMIBs. GMIBs are our largest block of living benefit guarantees based on in-force account value. Contract holders must wait for a defined period, usually 10 years, before they can elect to receive income through guaranteed annuity payments.
Contract holder behavior around choosing a particular option cannot be predicted with certainty at the time of contract issuance or thereafter. The incidence and timing of benefit elections and the resulting benefit payments may differ materially from those we anticipated at the time we issued a variable annuity contract with a GMIB. As we observe actual contract holder behavior, we periodically update our assumptions with respect to contract holder behavior and take appropriate action with respect to the amount of the reserves we establish for the future payment of such benefits. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
We employed several risk exposure reduction strategies at the product level. These include reducing the interest rates used to determine annuity payout rates on GMIBs from 2.5% to 0.5% over time. In addition, we increased the setback period used to determine the annuity payout rates for contract holders from seven years to 10 years. We also reduced the guaranteed roll-up rates from 6% to 4%.

Additionally, we introduced limitations on fund selections inside certain legacy variable annuity contracts. In 2005, we reduced the maximum equity allocation in the separate accounts. Further, in 2011 we introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 29% and 30% of GMIB total account value at December 31, 2023 and 2022, respectively, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by rebalancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
GMWBs. GMWBs have a Benefit Base that contract holders may roll up for up to 10 years. If contract holders take withdrawals early, the roll-up may be less than 10 years. This is in contrast to GMIBs, in which roll-ups may continue beyond 10 years. Therefore, the roll-up period for the Benefit Base on GMWBs is typically less uncertain and is shorter than those on GMIBs. Additionally, the contract holder may receive income only through withdrawal of their Benefit Base. These withdrawal percentages are defined in the contract and differ by the age when contract holders start to take withdrawals. Withdrawal rates may differ if they are offered on a single contract holder or a couple (joint life). GMWBs primarily come in two versions depending on if they are period certain or if they are lifetime payments.
GMABs. GMABs guarantee a minimum amount of account value to the contract holder after a set period of time, which can also include locking in capital markets gains. This protects the value of the annuity from market fluctuations.
Our variable annuity account value and Benefit Base by type of GMLB were as follows at:

	December 31, 2023 (1)		December 31, 2022 (1)
	Account Value (2)	Benefit Base	Account Value (2)	Benefit Base
	(In millions)
GMIB	$44,028	$67,086	$43,873	$69,100
GMWB	19,961	21,241	19,270	22,602
GMAB	431	343	492	435
Total	$64,420	$88,670	$63,635	$92,137
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain living benefit guarantee amounts included in this table may also be included in the GMDBs table above.
(2)Total account value includes investments in the general account totaling $4.3 billion and $4.9 billion at December 31, 2023 and 2022, respectively.
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

Our variable annuity account value and NAR by type of GMxB were as follows at:

	December 31, 2023				December 31, 2022
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$32,079	$4,089	$3,600	30.3%	$31,541	$5,517	$4,484	42.9%
GMIB Max with EDB	7,605	6,092	470	31.9%	7,868	6,013	415	34.8%
GMIB Max without EDB	4,344	133	107	17.8%	4,464	196	92	18.7%
GMWB	19,961	541	249	10.2%	19,270	1,584	662	26.5%
GMAB	431	4	4	17.9%	492	18	18	25.4%
GMDB only (other than EDB)	16,768	1,056	—	N/A	15,917	1,737	—	N/A
EDB only	3,109	1,325	—	N/A	3,009	1,439	—	N/A
Total	$84,297	$13,240	$4,430		$82,561	$16,504	$5,671
_______________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under accounting principles generally accepted in the United States of America (“GAAP”), variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives (“Shield liabilities”), measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities were valued at $7.7 billion at December 31, 2023.
Our variable annuity MRBs by type of GMxB were as follows at:

	December 31,
	2023	2022
	(In millions)
GMIB	$9,485	$9,457
GMWB	41	209
GMDB	788	720
Total	$10,314	$10,386
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

Life
Our Life segment consists of insurance products, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. While our in-force book reflects a broad range of life products, we are currently focused on term life products and universal life products with index-linked benefits, consistent with our financial objectives, with a concentration on design and profitability over volume. By managing our in-force book of business, we expect to generate future revenue and profits from premiums, investment margins, expense margins, mortality margins, morbidity margins and surrender fees. We aim to maximize our profits by focusing on efficiency in order to continue to reduce the cost basis and underwriting expenses. Our life insurance in-force book provides natural diversification to our Annuities segment.
Insurance liabilities of our life insurance products were as follows at:

	December 31, 2023			December 31, 2022
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,473	$—	$2,473	$2,348	$—	$2,348
Whole	3,312	—	3,312	3,163	—	3,163
Universal	1,969	—	1,969	2,048	—	2,048
Variable	1,143	5,921	7,064	1,163	5,218	6,381
Total	$8,897	$5,921	$14,818	$8,722	$5,218	$13,940
The in-force face amount and direct premiums received for our life insurance products were as follows:

	In-Force Face Amount		Premiums
	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
	(In millions)
Term	$351,824	$360,611	$531	$535	$577
Whole	$17,561	$18,264	$388	$408	$418
Universal	$10,171	$10,894	$105	$113	$176
Variable	$33,916	$35,106	$161	$175	$187
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
Universal Life
We have a significant in-force book of universal life policies and currently offer two universal life products with index-linked benefits. Universal life products typically provide a death benefit in return for payment of specified annual policy charges that are generally related to specific costs, which may change over time. To the extent that the policyholder chooses to pay more than the charges required in any given year to keep the policy in-force, the excess premium will be added to the cash value of the policy and credited with a stated interest rate. This structure gives policyholders flexibility in the amount and timing of premium payments, subject to tax guidelines. Consequently, universal life policies can be used in a variety of different ways. Brighthouse SmartCare®, our index-linked universal life product launched in 2019, which we market as a hybrid life insurance and long-term care policy, allows policyholders to pay for qualified long-term care expenses by accelerating a significant portion of the face amount of the policy over a period of time. After that period of time, the policyholder may continue to receive benefits up to their maximum monthly amount for up to four additional years. Brighthouse SmartGuard Plus®, our index-linked universal life product launched in 2023, offers a guaranteed distribution rider that ensures a minimum amount of distribution payments will always be payable, regardless of policy performance, through policy loans. With positive policy performance, the amount of guaranteed distribution payments available may increase over time.
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
Insurance liabilities of our annuity contracts and life insurance policies reported in our Run-off segment were as follows at:

	December 31, 2023			December 31, 2022
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
ULSG	$17,487	$—	$17,487	$16,999	$—	$16,999
Structured settlements	4,997	—	4,997	4,933	—	4,933
Pension risk transfer	2,423	—	2,423	2,510	—	2,510
Other	1,191	2,181	3,372	1,179	1,949	3,128
Total	$26,098	$2,181	$28,279	$25,621	$1,949	$27,570
Corporate & Other
Corporate & Other contains the excess capital not allocated to the segments, interest expense related to our outstanding debt, and preferred stock dividends, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements and activities related to funding agreements associated with our institutional spread margin business.
Reinsurance Activity
Unaffiliated Third-Party Reinsurance
In connection with our risk management efforts and in order to provide opportunities for growth and capital management, we enter into reinsurance arrangements pursuant to which we cede certain insurance risks to unaffiliated third-party reinsurers. We cede risks to third parties in order to limit losses, minimize exposure to significant risks and provide capacity for future growth. We enter into various agreements with reinsurers that cover groups of risks, as well as individual risks. Our ceded reinsurance to third parties is primarily structured on a treaty basis as coinsurance, yearly renewable term, excess or catastrophe excess of retention insurance. These reinsurance arrangements are an important part of our risk management strategy because they permit us to spread risk and minimize the effect of losses. The extent of each risk retained by us depends on our evaluation of the specific risk, subject, in certain circumstances, to maximum retention limits based on the characteristics and relative cost of reinsurance. We also cede first dollar mortality risk under certain contracts. In addition to reinsuring mortality risk, we cede other risks, as well as specific coverages.
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

We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, which may be subject to a cap. When we cede risks on a quota share basis, we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate, and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
Our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers at December 31, 2023 were as follows:

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$3,427	A+
Munich American Reassurance Company	496	A+
The Travelers Indemnity Company (2)	470	A++
RGA Reinsurance Company	450	A+
Swiss Re Life & Health America Inc.	394	A+
SCOR	355	A+
Aegon NV	126	A
General Re Life Corporation	99	NR
Other	336
Allowance for credit losses	(3)
Total	$6,150
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
NR = Not rated
In addition, a block of long-term care insurance business with reserves of $5.8 billion at December 31, 2023 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The most currently available financial strength rating for each of the Genworth reinsurers is C++ from A.M. Best, and Citigroup’s credit ratings are A3 from Moody’s and BBB+ from S&P. In February 2021, we received a demand for arbitration from the Genworth reinsurers seeking authorization to withdraw certain amounts from the trust accounts. In March 2023, the arbitration panel ruled that the trusts were funded in excess of the amount required and that such excess amounts were to be released from the trusts. We have complied with the arbitration panel’s ruling.
See “Risk Factors — Risks Related to Our Business — If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations.” Further, as disclosed in Genworth’s filings with the SEC, UFLIC has established trust accounts for the Genworth reinsurers’ benefit to secure UFLIC’s obligations under its arrangements with them concerning this block of long-term care insurance business, and GE has also agreed, under a capital maintenance agreement, to keep sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) above a specified minimum level.
Affiliated Reinsurance
Affiliated reinsurance companies are affiliated insurance companies licensed under specific provisions of insurance law of their respective jurisdictions, such as the Special Purpose Financial Captive law adopted by several states, including Delaware.
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reinsurance financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reinsurance financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target margins less cash, invested assets and funds withheld, on BRCD’s statutory statements. BRCD’s admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reinsurance financing. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reinsurance financing.
BRCD provides certain benefits to Brighthouse Financial, including (i) enhancing our ability to hedge the interest rate risk of our reinsurance liabilities, (ii) allowing increased allocation flexibility in managing our investment portfolio and (iii) improving operating flexibility and administrative cost efficiency, however there can be no assurance that such benefits will continue to materialize. See “Risk Factors — Risks Related to Our Business — We may not be able to take credit for reinsurance, our statutory life insurance reinsurance financings may be subject to cost increases and new financings may be subject to limited market capacity” and “— Regulation — Insurance Regulation.”
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
Wholesalers
Our wholesalers are licensed sales representatives responsible for providing our distributors with product support and facilitating business between our distributors and the clients they serve. Our wholesalers are organized into internal wholesalers and external wholesalers. Our internal wholesalers support our distributors by providing telephonic and online sales support functions. Our field sales representatives, whom we refer to as external wholesalers, are responsible for providing on-site face-to-face product and sales support to our distributors. The external wholesalers generally have responsibility for a specific geographic region.
Principal Distribution Channels and Related Data
The relative percentage of our annuity sales by our principal distribution channels were as follows:

	Year Ended December 31, 2023
Distribution Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Independent financial planners	6%	6%	38%	2%	52%
Banks/financial institutions	—%	10%	17%	—%	27%
Regional broker-dealers	—%	6%	4%	—%	10%
National broker-dealers	—%	4%	2%	—%	6%
Other	—%	—%	4%	1%	5%
Our top five distributors of annuity products produced 15%, 10%, 8%, 6% and 6% of our deposits of annuity products for the year ended December 31, 2023.
The relative percentage of our life insurance sales by our principal distribution channels were as follows:

Distribution Channel	Year Ended December 31, 2023
Financial intermediaries	83%
Brokerage general agencies	17%
Our top five distributors of life insurance policies produced 26%, 21%, 17%, 12% and 11% of our life insurance sales for the year ended December 31, 2023.

Regulation

Overview
Our insurance subsidiaries and BRCD are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), consumer protection laws, securities, broker-dealer and investment advisor regulations, and environmental and unclaimed property laws and regulations. See “Risk Factors — Regulatory and Legal Risks.”
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
Each of our insurance subsidiaries is licensed and regulated in each U.S. jurisdiction where it conducts insurance business. Brighthouse Life Insurance Company is licensed to issue insurance products in all U.S. states (except New York), the District of Columbia, the Bahamas, Guam, Puerto Rico, the British Virgin Islands and the U.S. Virgin Islands. BHNY is only licensed to issue insurance products in New York, and NELICO is licensed to issue insurance products in all U.S. states and the District of Columbia. The primary regulator of an insurance company, however, is the insurance regulator in its state of domicile. Our insurance subsidiaries, Brighthouse Life Insurance Company, BHNY and NELICO, are domiciled in Delaware, New York and Massachusetts, respectively, and regulated by the Delaware Department of Insurance (the “Delaware DOI”), the New York State Department of Financial Services (“NYDFS”) and the Massachusetts Division of Insurance, respectively. In addition, BRCD, which provides reinsurance to our insurance subsidiaries, is domiciled in Delaware and regulated by the Delaware DOI.
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
•regulating underwriting, advertising and marketing of insurance products, including the use of external data and information, as well as the use of certain emerging technologies;
•protecting privacy and cybersecurity;
•establishing statutory accounting and reserve requirements and solvency standards (including RBC);
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
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 18 of the Notes to the Consolidated Financial Statements.
Statutory Accounting, Reserves and Risk-Based Capital
The NAIC is an organization whose mission is to assist state insurance regulatory authorities in serving the public interest and achieving the insurance regulatory goals of its members, the state insurance regulatory officials. Through the NAIC, state insurance regulators establish standards and best practices, conduct peer reviews, and coordinate their regulatory oversight. The NAIC provides standardized insurance industry accounting and reporting guidance through its Accounting Practices and Procedures Manual. The NAIC also provides guidance for the computation of reserves through its Valuation Manual, which states have largely adopted by regulation. However, statutory accounting principles and reserve requirements continue to be established by individual state laws, regulations and permitted practices, which may differ from the guidance provided by the NAIC. Changes to accounting, reporting or reserve guidance, or modifications to any laws, regulations or permitted practices by the various states, may impact our statutory capital and surplus.
The NAIC has established RBC requirements that are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). Insurers are required to maintain their capital and surplus at or above minimum levels. Companies below 100% of the company action level RBC are subject to corrective action. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk, including equity, interest rate and expense recovery risks associated with variable annuities that contain guaranteed minimum death and living benefits. The RBC ratio is a method of measuring an insurance company’s capital and is based on statutory financial statements. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital (“TAC”) divided by the applicable company action level RBC.
The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 13 of the Notes to the Consolidated Financial Statements.
In August 2022, the NAIC adopted changes to the RBC factors for life insurance contracts. These changes became effective on December 31, 2022, and, upon adoption, they did not have a material impact on our combined RBC ratio.
In June 2021, the NAIC adopted changes to the RBC factors for bonds and real estate and created a new set of RBC charges for longevity risk. These changes became effective on December 31, 2021, and, upon adoption, they did not have a material impact on our combined RBC ratio.

In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”), which was adopted by Brighthouse Financial effective December 31, 2019. The revisions, which resulted in substantial changes in reserves, statutory surplus and capital requirements, were designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Market Risk (“RBC C3 Market Risk”) capital requirements. VA Reform is intended to (i) mitigate the asset liability accounting mismatch between hedge instruments and statutory instruments and statutory liabilities, (ii) remove the non-economic volatility in statutory capital charges and the resulting solvency ratios and (iii) facilitate greater harmonization across insurers and their products for greater comparability. In August 2022, the NAIC adopted amendments to the Valuation Manual that changed the requirements for reflecting hedge instruments in variable annuity reserves and RBC C3 Market Risk. The changes became effective on December 31, 2023, resulting in a decrease to our statutory capital and surplus and an insignificant change to our combined RBC ratio as of such date.
Further changes to VA Reform, including changes resulting from work currently underway by the NAIC to find a suitable replacement for the Economic Scenario Generators developed by the American Academy of Actuaries, could negatively impact our statutory surplus and required capital.
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
The Delaware Insurance Commissioner (the “Delaware Commissioner”), the Massachusetts Commissioner of Insurance and the New York Superintendent of Financial Services have broad discretion in determining whether the financial condition of a stock life insurance company would support the payment of such dividends to its stockholders.
See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of dividend restrictions under the insurance laws of Delaware, New York and Massachusetts, as well as the dividend restrictions under BRCD’s plan of operations.
See “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends.”

Group Capital Contribution
The NAIC adopted a group capital calculation tool, implemented by Brighthouse Financial in 2022, that uses an RBC aggregation methodology for all entities within an insurance holding company system. The NAIC has stated that the calculation is a tool to assist regulators in assessing group risks and capital adequacy and does not constitute a minimum capital requirement or standard; however, there is no guarantee that will be the case in the future. It is unclear how the group capital calculation will interact with existing capital requirements for insurance companies in the U.S.
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
Federal Initiatives
Although the insurance business in the U.S. is primarily regulated by the states, federal initiatives often have an impact on our business in a variety of ways. Federal regulation of financial services, securities, derivatives and pensions, as well as legislation affecting cybersecurity, privacy, tort reform and taxation, may significantly and adversely affect the insurance business. In addition, various forms of direct and indirect federal regulation of insurance have been proposed from time to time, including proposals for the establishment of an optional federal charter for insurance companies.
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
Regulation of Investments
Each of our insurance subsidiaries is subject to state laws and regulations that require diversification of investment portfolios and limit the amount of investments that an insurer may have in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and we have internal procedures designed to ensure that the investments made by each of our insurance subsidiaries comply with such laws and regulations. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instances, would require divestiture of such non-qualifying investments. The NAIC periodically reviews the statutory accounting and RBC requirements for investments and makes changes from time to time. For example, the NAIC is currently examining the risks associated with certain types of structured securities including Collateralized Loan Obligations and is considering modifications to the methodology used to assess credit risk and determine RBC requirements.
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder became effective on January 1, 2024. The regulation is likely to open the New York market to new competitors and has impacted some components of our current product designs. We continue to assess the impact of these new factors on our sales in New York. See “Risk Factors — Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability” and “Risk Factors — Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels.”
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to the NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance rates and interest credits.

Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulation, including those described below. These laws and regulations require that we implement and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information. For example, the NYDFS’s Part 500 – Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”), which became effective in March 2017, requires companies to establish a cybersecurity program. In November 2023, the NYDFS announced amendments to the NYDFS Cybersecurity Regulation. The amended NYDFS Cybersecurity Regulation went into effect in phases beginning November 1, 2023 and continuing through December 2025, and it includes additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. The CCPA’s definition of “personal information” is more expansive than those found in other privacy laws in the United States applicable to us. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, and the implementing regulations require additional investment in compliance programs and potential modifications to business processes. Further, the CCPA, as amended, creates the California Privacy Protection Agency to enforce the statute as well as its regulations, and it imposes new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023.
In 2017, the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. More than 20 U.S. states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) that enhances the disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K. The Cybersecurity Final Rule also requires periodic disclosures of the Company’s cybersecurity risk management processes, governance, and management’s role in overseeing such a compliance program. See “Cybersecurity” for a discussion of our cybersecurity risk management and governance framework.
All U.S. states, the District of Columbia, and U.S. territories also require entities to provide notification to affected residents and, in certain instances, state regulators, such as state attorneys general or state insurance commissioners, in the event of certain security breaches affecting personal information. Also, as noted above, state governments, Congress, and agencies may consider and enact additional legislation or promulgate regulations governing privacy, cybersecurity, and data breach reporting requirements. We cannot predict whether such legislation will be enacted, or what impact, if any, such legislation may have on our business practices, results of operations or financial condition.

Regulation of the Use of Artificial Intelligence
State legislatures and insurance regulators have shown increasing concern about the use of artificial intelligence (“AI”) and the potential for discrimination and bias in insurance practices. For example, on September 21, 2023, the Colorado Division of Insurance released its Final Governance and Risk Management Framework Requirements for Life Insurers’ Use of External Consumer Data and Information Sources (“ECDIS”), Algorithms, and Predictive Models, which requires life insurers authorized to do business in Colorado to implement AI governance and risk management measures that are reasonably designed to prevent unfair discrimination in the use of ECDIS, algorithms and predictive models. Additionally, on September 28, 2023, the Colorado Department of Insurance released its draft regulation on Quantitative Testing for Unfairly Discriminatory Outcomes for Algorithms and Predictive Models Used for Life Insurance Underwriting, which would require insurers to estimate the race and ethnicity of proposed insureds that have applied for life insurance coverage on or after the insurer’s initial adoption of the use of ECDIS, or algorithms and predictive models that used ECDIS. While we currently do not expect any of the existing regulations to have a material impact on our business, there can be no assurance that there will not be any material impacts in the future.
Other state legislatures and insurance regulators, as well as U.S. federal agencies, may also adopt regulations that govern the use of AI.
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
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account

(collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. In June 2020, the Department of Labor (“DOL”) issued guidance that expands the definition of “investment advice.” In October 2023, the DOL issued a new proposed regulation that would further update the definition of “investment advice.” See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule.”
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
Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL states that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, can be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reverses an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
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
In connection with the Fiduciary Advice Rule, the DOL also issued an exemption, Prohibited Transaction Exemption (“PTE”) 2020-02, that allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary is required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care and receive no more than reasonable compensation for the advice.

Because we do not engage in direct distribution of retail products, including IRA products and retail annuities sold to ERISA Plan participants and to IRA owners, we believe that we have limited exposure to the Fiduciary Advice Rule. However, while we cannot predict the rule’s impact, the DOL’s interpretation of the ERISA fiduciary investment advice regulation could have an adverse effect on sales of annuity products through our independent distribution partners, as a significant portion of our annuity sales are as IRAs. The Fiduciary Advice Rule may also lead to changes to our compensation practices and product offerings as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions in order to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
On October 31, 2023, the DOL announced a proposed regulation that would update the definition of an “investment advice fiduciary” under ERISA and amend related administrative PTEs, including PTE 2020-02. The proposed regulation would broaden the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors. While we cannot predict whether the proposed regulation will be adopted or enacted in its proposed form, it could have further adverse effects on sales of our products through our independent distribution partners and may also lead to further changes to our product offerings and compensation practices, as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the regulation. We are assessing the potential impact of the proposed regulation and PTE amendments on our annuity and life insurance businesses and will continue to monitor developments regarding the proposal.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (the “CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1.0 billion. Based on limited guidance issued by the U.S. Department of Treasury to date, the Company does not currently expect to be subject to the CAMT for the year ended December 31, 2023. However, the Company will assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.
In addition, the Inflation Reduction Act also establishes a one percent excise tax on stock repurchases made by publicly-traded U.S. corporations. Both provisions are effective for tax years beginning after December 31, 2022.
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

Environmental Considerations
We hold equity interests in companies that may be subject to extensive federal, state and local environmental laws and regulations and, accordingly, could potentially be subject to environmental liabilities. Our properties routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of properties in our investment portfolio will not have a material adverse effect on our results of operations or financial condition. See Note 9 of the Notes to the Consolidated Financial Statements for a discussion on certain limitations and interests regarding our arrangements in or with variable interest entities.
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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2023), the U.S. life insurance industry is made up of 727 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Principal competitive factors in the life insurance business include product and underwriting features, customer service and distribution channel relationships, price, the financial strength ratings of the insurance company, technology and financial stability. For our hybrid indexed universal life with long-term care product, product features, long-term care benefits and our underwriting process are the primary competitive factors. The principal factors for our income product are its guaranteed distributions, crediting strategies and underwriting process.
Human Capital Resources
At Brighthouse Financial, our employees are one of our most valuable assets. Our ability to successfully execute our business strategy and deliver on our mission to help people achieve financial security starts with our culture and values, which are brought to life every day by our employees. At December 31, 2023, we had approximately 1,500 employees.
The Company’s Board of Directors and its Compensation and Human Capital Committee oversee our human capital matters, including pay equity; talent and leadership development; the Company’s efforts to attract, engage and retain talent; culture; and the development and execution of the Company’s strategy to advance its diversity, equity and inclusion (“DEI”) objectives. Such objectives include increasing representation of underrepresented populations across the Company, by seeking a diverse slate of candidates for open positions and through other efforts, strengthening our inclusive culture, promoting the development of an inclusive pipeline for supplier and vendor opportunities, supporting the communities we serve and working with educational institutions and other organizations to help create more opportunities for individuals from underrepresented groups.

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
Our culture is also built on our deep commitment to ethics and integrity, and we recognize that the continued success of the Company is dependent upon the trust of our employees, distribution partners, customers and stockholders. We strive to adhere to the highest standards of business conduct at all times and put honesty, fairness and trustworthiness at the center of all that we do. To help maintain a safe and productive workplace, we establish and oversee programs to build awareness and train employees on important standards, policies and procedures, as required by applicable regulations, Company policy or best practices. As part of our commitment to ethics and integrity, we require all employees to review and certify compliance with our code of conduct for employees on an annual basis, as well as complete more extensive training on the code of conduct on a biennial basis. In addition, we help to ensure that employees are well informed of the Company’s reporting and escalation process, including options for anonymous whistleblower reporting, through regular communications.
Attracting, Engaging, Developing and Retaining Talent
We believe that our success depends, in large part, on our ability to attract and retain highly skilled employees. There is strong competition for talent in our industry, and current U.S. labor market dynamics may further increase the challenge of attracting and retaining employees. We continue to monitor the current U.S. labor environment and adapt, as needed, our activities, policies and practices to attract, engage, develop and retain employees and to ensure that Brighthouse Financial remains a great place to work. These efforts include, among other things, seeking to support our employees with competitive and equitable pay and benefits and to provide our employees with training and other learning and development opportunities. In addition, we continue to operate under a flexible, hybrid work model, which has enabled us to expand our recruiting strategy.
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
Our talent management and development strategies are built on continuous coaching and feedback, learning, training, collaboration and inclusivity. We provide employees with many opportunities and resources to learn and develop, including a curated set of courses designed to help employees achieve their personal and professional goals. In addition, we offer all employees access to optional monthly learning sessions designed to further enhance their understanding of our corporate strategy and culture, as well as to provide the opportunity to build and enhance skills. We also offer a mentorship program designed to provide professional development opportunities through engagement with leaders across the Company. As noted above, we collect employee feedback on an ongoing basis, which facilitates our efforts to understand and optimize our employees’ experiences at the Company and assists us in attracting, engaging, developing and retaining talent. To further help our employees remain engaged and well connected to the Company and each other, we hold a variety of events and issue a wide range of communications throughout the year, including town hall meetings, podcasts from our CEO, companywide discussions with members of our leadership team, intranet articles and a weekly newsletter highlighting events and news from around the Company.

Diversity, Equity and Inclusion
We are committed to providing an inclusive workplace where employees can trust that their unique backgrounds and perspectives will be recognized, respected and celebrated. We believe that by building such a workplace, we are better able to attract and retain talent and provide valuable products that meet the needs of our distribution partners and the financial professionals who sell our products, as well as their clients. We seek to attract and retain talent that reflects the diversity of our communities, and we remain focused on maintaining strong representation of underrepresented groups across the Company. Our varied approach to attracting and recruiting talent includes efforts to diversify candidate slates for open positions, diversify interview teams to reduce bias and build partnerships with diverse professional organizations and universities. In recognition of the importance of DEI to Brighthouse Financial, in 2021, the Compensation and Human Capital Committee began to incorporate into its assessment of our senior leaders’ individual performance, in connection with the approval of their short-term incentive awards, their efforts with respect to advancing the Company’s DEI strategy.
We employ a multifaceted approach to advancing DEI across the Company that includes various programs and initiatives. One such initiative is our DEI Council which is comprised of representatives from across Brighthouse Financial. The DEI Council creates and sponsors programs and development opportunities with the aim of further embedding DEI within the Company and continuously enhancing our Company’s culture. In 2022, we launched our Company’s employee network groups, which are open to all employees and provide a forum for employees across various dimensions of diversity to discuss relevant professional and personal topics, learn from one another, find support and allyship, expand their networks and deepen their level of compassion and understanding. In addition, to continue fostering our inclusive workplace, the Company requires all employees to complete annual DEI training. The Company also has developed a supplier diversity program designed to advance the building of an inclusive pipeline of talent for supplier and vendor opportunities.
The Company further seeks to deliver on its commitment to DEI through its own charitable organizations and through strategic partnerships with community organizations, educational institutions and industry peers. The Brighthouse Financial Foundation (the “Foundation”), a non-profit organization, was established in 2017 with the mission to improve the financial security, culture and opportunities afforded to communities in which the Company’s employees live and work by providing resources and support to other tax-exempt organizations which further that mission. In addition, through Brighthouse Scholar Connections, Inc., a non-profit organization established in 2022, scholarships are provided to expand educational opportunities for students who are members of historically underrepresented or disadvantaged populations due to race, ethnicity, socioeconomic status or other factors. Brighthouse Financial employees have the opportunity to serve as mentors for students who have been awarded scholarships by this organization.
Information About Our Executive Officers
The following table presents certain information regarding our executive officers as of February 22, 2024.

Name	Age	Position with Brighthouse Financial and Certain Other Business Experience
Eric T. Steigerwalt	62
Brighthouse Financial: President and Chief Executive Officer (August 2017 – present)
MetLife: President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Executive Vice President, U.S. Retail (September 2012 – August 2017)

Edward A. Spehar	58
Brighthouse Financial: Executive Vice President and Chief Financial Officer (August 2019 – present)
MetLife: Executive Vice President and Treasurer (August 2018 – July 2019); Chief Financial Officer of Europe, Middle East and Africa Region (July 2016 – February 2019)

Vonda R. Huss	57
Brighthouse Financial: Executive Vice President and Chief Human Resources Officer (November 2017 – present)
Wells Fargo, a financial services company: Executive Vice President, Co-Head of Human Resources (September 2015 – November 2017)

Myles J. Lambert	49
Brighthouse Financial: Executive Vice President and Chief Marketing and Distribution Officer (August 2017 – present)
MetLife: Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 – August 2017)

Allie Lin	46	Brighthouse Financial: Executive Vice President and General Counsel (December 2022 – present); Head of Litigation and Employment Law (February 2021 – December 2022); Lead Litigation and Employment Attorney (September 2019 – February 2021); Corporate Counsel, Litigation Attorney (March 2018 – September 2019)
		AXA Equitable Life Insurance Company: Senior Director and Counsel (October 2013 – March 2018)
John L. Rosenthal	63
Brighthouse Financial: Executive Vice President and Chief Investment Officer (August 2017 – present)
MetLife: Executive Vice President and Chief Investment Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Senior Managing Director, Head of Global Portfolio Management (2011 – August 2017)

Intellectual Property
We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. We have established a portfolio of trademarks in the U.S. that we consider important in the marketing of our products and services, including for our name, “Brighthouse Financial,” our logo design and taglines.
Available Information and the Brighthouse Financial Website
Our website is located at www.brighthousefinancial.com. We use our website as a routine channel for distribution of information that may be deemed material for investors, including news releases, presentations, financial information, statutory filings and corporate governance information. We post filings on our website as soon as practicable after they are electronically filed with, or furnished to, the SEC, including our annual and quarterly reports on Forms 10-K and 10-Q and current reports on Form 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the “Investor Relations” portion of our website free of charge. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we make filings with the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such liabilities are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience differs from the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing, including regarding the selection and utilization of the guaranteed options inherent within certain of our products, based in part on expected persistency of the products, which change the probability that a policy or contract will remain in-force from one period to the next. Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from any potential adverse publicity or negative rating agency actions. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates (i.e., the percentage of contracts that will utilize the benefit during the contract duration), including the timing of the first withdrawal. Our earnings may vary based on differences between actual and expected benefit utilization. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions; in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update any models where we have credible evidence from actual experience, industry data or other relevant sources to ensure our price-setting criteria and reserve valuation practices continue to be appropriate.
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
An increase in our reserves for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and BRCD, as well as our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including GMDBs and GMWBs. While we have GMABs and GMIBs in-force with respect to which we are obligated to perform, we no longer sell new products that include GMABs or GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with variable annuity guarantees.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets consisting of fixed income securities are insufficient to support the increased liabilities resulting from a period of sustained growth in the equity index on which the product is based, we may be required to fund such separate accounts with additional assets from our general account, where we manage the equity risk as part of our overall variable annuity exposure risk management strategy. To the extent policyholder persistency is different from what we anticipate in a sustained period of equity index growth, it could have a negative impact on our liquidity.
An increase in our variable annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital
Our variable annuity exposure risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. The strategy primarily relies on a hedging strategy using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
However, our hedging strategy may not be fully effective. In connection with our exposure risk management program, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the program. No assurance can be given that any of our requested approvals will be obtained, and, even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our capital is depleted in the event of persistent market downturns, we may need to replenish it by contributing additional capital, which we may have allocated for other uses, or purchase additional or more expensive hedging protection. Under our hedging strategy, period-to-period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility in certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
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
The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and BRCD as well as our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. See “Business — Segments and Corporate & Other — Annuities — Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — Variable Annuity Exposure Risk Management.”
Our analyses of scenarios and sensitivities that we may utilize in connection with our variable annuity risk management strategies may involve significant estimates based on assumptions and may, therefore, result in material differences between actual outcomes and the sensitivities calculated under such scenarios
As part of our variable annuity exposure risk management program, we estimate the impact of various market factors under certain scenarios on our variable annuity statutory free cash flow, our reserves, or our capital (collectively, the “market sensitivities”).
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
Finally, no assurances can be given that the assumptions underlying any market sensitivities can or will be realized. Our liquidity, statutory capitalization, financial condition and results of operations could be affected by a broad range of capital markets scenarios, which, if they adversely affect account values, could materially affect our statutory free cash flow and our reserving requirements, and by extension, could materially affect the accuracy of estimates used in any market sensitivities.
We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in net income volatility
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon Statutory Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by certain of our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under GAAP, which assumes a long-term mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.

We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. As part of our interest rate hedging program, we use interest rate swaps, swaptions and interest rate forwards to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholders’ equity and net income when interest rates rise and our ULSG Target likely declines, since our reported ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 3.50% to 3.75% in the third quarter of 2023 following our AAR.
Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient. In addition, this risk mitigation strategy may fail to adequately cover a scenario under which our obligations are higher than projected and may be required to sell investments to cover these increased obligations. If our liquid investments are depleted, we may need to sell higher-yielding, less liquid assets or take other actions, including utilizing contingent liquidity sources or raising capital. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, or our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances could ultimately impact our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements
Our financial statements are subject to the application of GAAP, which is periodically revised by the Financial Accounting Standards Board (“FASB”). Accordingly, from time to time, we are required to adopt new or revised accounting standards or interpretations issued by the FASB. For example, the FASB issued an accounting standards update that resulted in significant changes to the accounting for long-duration insurance contracts (“LDTI”), which became effective on January 1, 2023. The adoption of LDTI had a significant impact on our financial statements, including total stockholders’ equity. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our reports filed with the SEC. The required adoption of future accounting standards could adversely affect our financial statements. See Note 1 of the Notes to the Consolidated Financial Statements.
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
•losing existing distributors or negatively impacting our ability to establish relationships with new distributors;
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
•limiting our access to capital markets or other contingent funding sources; and
•increasing our cost of capital, which could adversely affect our liquidity.

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
Our indebtedness and the degree to which we are leveraged could cause a material adverse effect on our financial condition and results of operations
We had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2023, consisting of debt securities issued to investors. We are required to service this indebtedness with cash at BHF and with dividends and other intercompany cash flows from our subsidiaries. The funds needed to service our indebtedness, as well as to make required dividend payments on our outstanding preferred stock, may not be available to meet any short-term liquidity needs we may have, to invest in our business, to pay any potential dividends on our common stock or to carry out any share or debt repurchases that we may undertake.
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
Our $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “Revolving Credit Facility”) and our reinsurance financing arrangement contain certain administrative, reporting, legal and financial covenants, including, in the case of the Revolving Credit Facility, requirements to maintain a specified minimum consolidated net worth and to maintain a ratio of indebtedness to total capitalization not in excess of a specified percentage, as well as limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries. Such covenants could restrict our operations and use of funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company.” Failure to comply with such covenants or the conditions to borrowings, as well as the failure of lenders to fund their lending commitments in the amounts provided for under the terms of the Revolving Credit Facility or our reinsurance financing arrangement (whether due to insolvency, illiquidity or other reasons), would restrict our ability to access the Revolving Credit Facility and our reinsurance financing arrangement when needed and, consequently, could have a material adverse effect on our financial condition, results of operations and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Credit and Committed Facilities” for a discussion of our credit facilities and committed facilities, including the Revolving Credit Facility.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
As part of our overall risk management strategy, our insurance subsidiaries purchase reinsurance from third-party reinsurers for certain risks we underwrite. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs on to our customers and our profitability will be negatively impacted as a result. Additionally, such a rate increase could result in our recapturing the reinsured business, which would result in a need to maintain additional reserves, reduce reinsurance receivables and expose us to greater risks. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
If the counterparties to our reinsurance or indemnification arrangements or to the derivatives we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could materially adversely affect our financial condition and results of operations
We use reinsurance, indemnification and derivatives to mitigate our risks in various circumstances. In general, reinsurance, indemnification and derivatives do not relieve us of our direct liability to our policyholders, even when a third party is liable to us. Accordingly, we bear credit risk with respect to our reinsurers, indemnitors, counterparties and central clearinghouses. A reinsurer’s, indemnitor’s, counterparty’s or central clearinghouse’s insolvency, inability or unwillingness to make payments under the terms of reinsurance agreements, indemnity agreements or derivative agreements with us or inability or unwillingness to return collateral could have a material adverse effect on our financial condition and results of operations.
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
We may not be able to take credit for reinsurance, our statutory life insurance reinsurance financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reinsurance financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 12 and 13 of the Notes to the Consolidated Financial

Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039, and we may therefore need to refinance this facility in the future.
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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers). In addition, certain of our distributors also currently offer their own competing products or may offer competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability to sell our products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors or otherwise, we are unable to generate a sufficient return on insurance policies and annuity products we sell in the future, we may stop selling such policies and products, which could have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If one or more such distributors were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom such products are not in the best interest, we may suffer reputational and other harm to our business.
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently offer their own competing products or may offer competing products in the future. If our distributors concentrate their efforts in selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
The failure of third parties to provide various services to us, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient in the event of a dispute or nonperformance. In addition, as we transition to new third-party service providers and convert certain administrative systems or platforms, certain issues have occurred in the past and may arise again in the future. There can be no assurance that in connection with any such conversions, transitions to new third-party service providers, or in connection with any of the services provided to us by third parties (or such third-party’s supplier, vendor or subcontractor), we will not incur unanticipated expenses or experience other economic or reputational harm, service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial results.
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
Similarly, if any third-party provider (or such third-party’s supplier, vendor or subcontractor) experiences any deficiency in internal controls, determines that its practices and procedures used in providing services to us (including administering any of our policies or managing any of our investments) require review, or otherwise fails to provide services to us in accordance with appropriate standards, we could incur expenses and experience other adverse effects as a result. In such situations, we may be unable to resolve any issues on our own without assistance from the third-party provider, and we could have limited ability to influence the speed and effectiveness of that resolution.
In addition, from time to time, certain third parties have brought to our attention practices, procedures and reserves with respect to certain products they administer on our behalf that require further review. While we do not believe, based on the information made available to us to date, that any of the matters brought to our attention will require material modifications to reserves or will have a material effect on our business and financial reporting, we are reliant on our third-party service providers to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that our third-party service providers will provide further information and assistance.
It may be difficult, disruptive and costly for us to replace some of our third-party providers in a timely manner if in the future they were unwilling or unable to provide us with the services we require (as a result of their financial or business conditions or otherwise), which could have a material adverse effect on our business and financial results. In addition, if a third-party provider raises the rates that it charges us for its services, we may not be able to pass the increased costs onto our customers and our profitability may be negatively impacted as a result.
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
As a holding company, BHF depends on the ability of its subsidiaries to pay dividends
BHF is a holding company for its insurance subsidiaries and BRCD and does not have any significant operations of its own. We depend on the cash at the holding company as well as dividends or other capital inflows from our subsidiaries to meet our obligations and to pay dividends on our preferred and common stock, if any. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
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
The payment of dividends and other distributions by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by our insurance subsidiaries in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware DOI, the Massachusetts Division of Insurance, or the NYDFS, as applicable. Any payment of dividends by Brighthouse Life Insurance Company in 2024 would be considered an extraordinary dividend subject to regulatory approval. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required. Furthermore, any dividends by BRCD are subject to the approval of the Delaware DOI. The payment of dividends and other distributions by our insurance subsidiaries is also influenced by business conditions, including those described in the Risk Factors above as well as rating agency considerations. There can be no assurance that any regulatory approval described herein will be received. See “— Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
Risks associated with climate change could adversely affect our business, financial condition and results of operations.
Climate change could pose a systemic risk to the global financial system. Climate change could increase the frequency and severity of weather-related disasters and pandemics. Efforts to reduce greenhouse gas emissions and limit global warming could impact global investment asset valuations. There is also a risk that some asset sectors could face significantly higher costs and a disorderly adjustment to asset values leading to an adverse impact on the value and future performance of investment assets as a result of climate change or regulatory or other responses. Climate change could also impact our counterparties and other third parties, including, among others, reinsurers and derivative counterparties. Increasing scrutiny and evolving expectations from investors, customers, regulators, and other stakeholders regarding climate change matters may adversely affect our reputation. The above risks could adversely affect our business, financial condition and results of operations.

Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general
Public health crises, extreme mortality events or other similar occurrences could have a major impact on the global economy and the financial markets or the economies of particular countries or regions, including market volatility and disruptions to commerce, the health system, and the food supply, as well as reduced economic activity and labor shortages. In addition, a public health crisis that affected our employees or the employees of our distributors or of other companies with which we do business, including providers of third-party services, could disrupt our business operations. Furthermore, the value of our investment portfolio could be negatively impacted. See “— Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur.”
Economic uncertainty resulting from a public health crisis or similar event could impact sales of certain of our products, and we may decide or otherwise be required to provide relief to customers adversely affected by such an event, similar to the relief we provided in connection with the COVID-19 pandemic.
In addition, our life insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. For example, the COVID-19 pandemic and several significant influenza pandemics have occurred in the last century. The likelihood, timing, and severity of a future pandemic that may impact our policyholders cannot be predicted. Moreover, the impact of climate change could cause changes in the frequency or severity of outbreaks of certain diseases. Circumstances resulting from a public health crisis or similar event could affect the incidence of claims, utilization of benefits, lapses or surrenders of policies and payments on insurance premiums, any of which could impact the revenues and expenses associated with our products.
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
We could face difficulties, unforeseen liabilities, asset impairments or rating actions arising from business acquisitions or dispositions
We may engage in dispositions or acquisitions of businesses. Such activity exposes us to a number of risks arising from (i) potential difficulties achieving projected financial results, including the costs and benefits of integration or deconsolidation; (ii) unforeseen liabilities or asset impairments; (iii) the scope and duration of rights to indemnification for losses; (iv) the use of capital which could be used for other purposes; (v) rating agency reactions; (vi) regulatory requirements that could impact our operations or capital requirements; (vii) changes in statutory accounting principles or GAAP, practices or policies; and (viii) certain other risks specifically arising from activities relating to a legal entity reorganization.
Our ability to achieve certain financial benefits we anticipate from any acquisitions of businesses will depend, in part, upon our ability to successfully integrate such businesses in an efficient and effective manner. There may be liabilities or asset impairments that we fail, or are unable, to discover in the course of performing acquisition-related due diligence reviews. Furthermore, even for obligations and liabilities that we do discover during the due diligence process, neither the valuation adjustment nor the contractual protections we negotiate may be sufficient to fully protect us from losses.
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
Economic Environment and Capital Markets-Related Risks
If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations
Our business and results of operations are materially affected by conditions in the capital markets and the U.S. economy generally, as well as by the global economy to the extent it affects the U.S. economy. In addition, while our operations are entirely in the U.S., we have foreign investments in our general and separate accounts and, accordingly, conditions in the global capital markets can affect the value of our general account and separate account assets, as well as our financial results. Actual or perceived stressed conditions, volatility and disruptions in financial asset classes or various capital markets can have an adverse effect on us, both because we have a large and well-diversified investment portfolio and our benefit and claim liabilities are sensitive to changing market factors, including interest rates, credit spreads, equity and commodity prices, derivative prices and availability, real estate markets, foreign currency exchange rates and the returns and volatility of capital markets. In an economic downturn characterized by rapid increases in inflation, higher unemployment, lower family income, lower corporate earnings, lower business investment or lower consumer spending, the demand for our products could be adversely affected as customers are unwilling or unable to purchase them. In addition, we may experience an elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations and lapses or surrenders of policies. Furthermore, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Such adverse changes in the economy could negatively affect our earnings and capitalization and have a material adverse effect on our financial condition, results of operations and our ability to receive dividends from our insurance subsidiaries and BRCD. In addition, adverse economic conditions could have a material impact on our investment portfolio.
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
Extreme declines or shocks in equity markets, as well as sustained stagnation and persistent low interest rates, could cause us to incur significant capital or operating losses due to, among other reasons, the impact of guarantees related to our annuity products, including increases in liabilities, increased capital requirements, or collateral requirements. Furthermore, periods of sustained stagnation in equity and bond markets, which are characterized by multiple years of low annualized total returns impacting the growth in separate accounts or low level of U.S. interest rates, may materially increase our insurance contract liabilities due to inherent market return guarantees in these liabilities. Similarly, sustained periods of low interest rates and risk asset returns could reduce income from our investment portfolio, increase our insurance contract liabilities, and increase the cost of risk transfer measures such as hedging, causing our profit margins to erode as a result of reduced investment portfolio income and increased insurance liabilities. See also “— Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” and “— Risks Related to Our

Business — Public health crises, extreme mortality events or similar occurrences may adversely impact our business, financial condition, or results of operations, as well as the economy in general.”
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
We need liquidity at our holding company to pay our operating expenses, pay interest on our indebtedness, pay dividends on our preferred stock, carry out any share or debt repurchases that we may undertake, pay any potential dividends on our common stock, provide our subsidiaries with cash or collateral, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
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
We are exposed to significant financial and capital markets risks which may adversely affect our financial condition, results of operations and liquidity, and may cause our profitability measures to vary from period-to-period
Economic risks and other factors described below, as well as significant volatility in the markets, individually or collectively, could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows through a change in our insurance liabilities or increases in reserves for future policyholder benefits.
Interest Rate Risk
Some of our current or anticipated future products, principally traditional life, universal life, and fixed index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.

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
In addition, because our interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related ULSG GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in net income volatility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies — ULSG Market Risk Exposure Management.”
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
Fixed income securities and mortgage loans represent a significant portion of our investment portfolio. We are also subject to the risk that the issuers or guarantors of the fixed income securities and mortgage loans in our investment portfolio may default on principal and interest payments they owe us. In addition, the underlying collateral within asset-backed securities (“ABS”), including mortgage-backed securities, may default on principal and interest payments causing an adverse change in cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening mortgage or credit spreads, or other events that adversely affect the issuers, guarantors or underlying collateral of these securities and mortgage loans could cause the estimated fair value of our portfolio of fixed income securities and mortgage loans and our earnings to decline and the default rate of the fixed income securities and mortgage loans in our investment portfolio to increase.
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

•Risks Related to Equity Markets – A portion of our investments are in leveraged buy-out funds and other private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. As a result, the amount of net investment income from these investments can vary substantially from period-to-period. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be affected by downturns or volatility in equity or other markets.
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
•Gross Unrealized Losses on Fixed Maturity Securities and Related Impairment Risks – Unrealized gains or losses on fixed maturity securities classified as available-for-sale (“AFS”) securities are recognized as a component of other comprehensive income (loss) (“OCI”) and are, therefore, excluded from our profitability measures. The accumulated change in estimated fair value of these AFS securities is recognized in our profitability measures when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be credit-related and impairment charges are taken. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities Available-for-sale.”
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
Further, any geographic or property type concentration of the mortgage loans in our portfolio may have adverse effects on our portfolio and, consequently, on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans” and Notes 9 and 11 of the Notes to the Consolidated Financial Statements.
Derivative Risk
We use a variety of strategies to manage risk related to our ongoing business operations, including the use of derivatives. Our derivative counterparties’ defaults could have a material adverse effect on our financial condition and results of operations. In addition, ratings downgrades or financial difficulties of derivative counterparties may require us to utilize additional capital with respect to the affected businesses. Furthermore, the valuation of our derivatives could change based on changes to our valuation methodology or the discovery of errors.
Substantially all of our derivative transactions require us to pledge or receive collateral or make payments related to any decline in the net estimated fair value of such derivative transactions. The amount of collateral we may be required to pledge and the payments we may be required to make under our derivative transactions may increase under certain circumstances as a result of the requirement to pledge initial margin or variation margin for OTC-bilateral transactions. Such requirements could adversely affect our liquidity, expose us to central clearinghouse and counterparty credit risk, or increase our costs of hedging. See “Business — Regulation — Regulation of Over-the-Counter Derivatives.”

Other Risks
We are also exposed to other risks outside of our control, including foreign currency exchange rate risk relating to the variability in currency exchange rates for non-U.S. dollar denominated investments, as well as other financial and operational risks related to using external asset management firms.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Risk Management Strategy” for discussion of how we manage the risks related to our investment portfolio.
Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur
Ongoing military actions (including the ongoing armed conflicts in Europe and the Middle East), the continued threat of terrorism, both within the U.S. and abroad, and heightened security measures in response to these types of threats, as well as climate change and other natural or man-made catastrophic events, may cause significant decline and volatility in global financial markets and result in loss of life, property damage, additional disruptions to commerce, the health system, and the food supply and reduced economic activity. The effects of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges. The value of assets in our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by the continued threat of catastrophic events. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Catastrophic events could also disrupt our operations as well as the operations of our third-party service providers and also result in higher than anticipated claims under insurance policies that we have issued. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our operations are subject to a wide variety of insurance and other laws and regulations. Our insurance subsidiaries and BRCD are subject to regulation by their primary Delaware, Massachusetts and New York state regulators, as applicable, as well as other regulation in states in which they operate. Changes in these laws and regulations could adversely affect our business, financial condition and results of operations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
In addition, we cannot predict what proposals may be made, what legislation or regulations may be introduced or enacted, or what impact any future legislation or regulations could have on our business, financial condition and results of operations, including the cost of any such compliance. Furthermore, regulatory uncertainty could create confusion among our distribution partners and customers, which could negatively impact product sales. See “Business — Regulation — Standard of Conduct Regulation” for a more detailed discussion of particular regulatory efforts by various regulators.
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
A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Each of our insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. See “Business — Regulation — Insurance Regulation — Statutory Accounting, Reserves and Risk-Based Capital.” A failure to meet these requirements could subject our insurance subsidiaries to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratio, whether or not it results in a failure to meet applicable RBC requirements, could limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to downgrade our financial strength ratings, each of which could cause a material adverse effect on our business, financial condition and results of operations.
In any particular year, TAC amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary, the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.
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

In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 18 of the Notes to the Consolidated Financial Statements.
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
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies, procedures and processes, nor can there be any assurance that our policies, procedures and processes, or the policies, procedures and processes of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, if our business changes or the markets in which we operate evolve and new risks emerge, we may have to implement more extensive and perhaps different policies, procedures or processes and our risk management framework may not evolve at the same pace as those changes. See “— Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital.”
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
We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data, or disrupting our operations. Potential attacks may include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and may continue to increase in connection with recent geopolitical conflicts, including in Europe and the Middle East, and other geopolitical events and dynamics that may adversely disrupt or degrade our operations and may compromise our data. Malicious actors may attempt to fraudulently induce employees, customers, or other users of our systems to disclose credentials or other similar sensitive information in order to gain access to our systems or data, or that of our customers, through social engineering, phishing, mobile phone malware, and other methods.
Cybersecurity threats are rapidly evolving, and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially motivated actors, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks, including the deployment of artificial intelligence technologies by threat actors. There is no assurance that administrative, physical and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and could adversely affect our business, financial condition and results of operations.
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

A failure of our or relevant third-party (or such third-party’s supplier’s, vendor’s or subcontractor’s computer systems) computer systems could cause significant interruptions in our operations, result in a failure to maintain the security, confidentiality or privacy of sensitive data, harm our reputation, subject us to regulatory sanctions and legal claims, lead to a loss of customers and revenues, and otherwise adversely affect our business and financial results. Our cyber liability insurance may not be sufficient to protect us against all losses. See also “— Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
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
Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Privacy and Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been and could in the future be the subject of cyberattacks, and the misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information could occur, including as a result of us or our third-party service providers (or their suppliers, vendors or subcontractors) failing to maintain adequate internal controls or if our associates or any of our third-party service providers fail to comply with applicable policies and procedures. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, employees, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, employees, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.
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
Disputes or disagreements with MetLife may affect our financial statements and business operations, and our contractual remedies may not be sufficient; we may also be required to share in certain of MetLife's liabilities
The Master Separation Agreement that sets forth our agreements with MetLife relating to the ownership of certain assets and the allocation of certain liabilities in connection with the Separation (the “Master Separation Agreement”) provides that, subject to certain exceptions, we will indemnify, hold harmless and defend MetLife and certain related individuals from and against all liabilities relating to, arising out of or resulting from certain events relating to our business. We cannot predict whether any event triggering this indemnity will occur or the extent to which we may be obligated to indemnify MetLife or such related individuals. In addition, the Master Separation Agreement provides that, subject to certain exceptions, MetLife will indemnify, hold harmless and defend us and certain related individuals from and against all liabilities relating to, arising out of or resulting from certain events relating to its business. There can be no assurance that MetLife will be able to satisfy its indemnification obligation to us or that such indemnification will be sufficient to us in the event of a dispute or nonperformance by MetLife.
In addition, the Master Separation Agreement allocates responsibility among MetLife and Brighthouse Financial with respect to certain claims (including litigation or regulatory actions or investigations where Brighthouse Financial is not a party). As a result, we may face indemnification obligations or be required to share in certain of MetLife’s liabilities with respect to such claims.

Risks Related to Our Securities
We currently have no plans to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish
We currently have no plans to declare and pay cash dividends on our common stock. We currently intend to use our future statutory free cash flow, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near-term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade, and the market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including capital requirements of our insurance subsidiaries), and any other factors that our Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management Program and Strategy
We understand the importance of maintaining a robust cybersecurity program to assess, identify, and manage the material risks associated with cybersecurity threats.
Managing Cybersecurity Risks; Cybersecurity Risk Management Strategy
Our cybersecurity risk management program is integrated into the Company’s enterprise risk management framework, and our strategy focuses on implementing effective and efficient processes, technologies, and controls to assess, identify, and manage cybersecurity risks. Our cybersecurity program is designed to be aligned with the National Institute of Standards and Technology (“NIST”) framework, which organizes the management of cybersecurity risks into five categories: identify, protect, detect, respond, and recover.
Our Chief Technology Officer (“CTO”) has overall responsibility for our information technology program, which includes the Company’s cybersecurity program. Our Chief Information Security Officer (“CISO”) is directly responsible for the Company’s cybersecurity program, which is designed to protect and preserve the integrity, confidentiality, and continued availability of the information owned by, or in the care of, the Company. Our CTO has over 25 years of information technology experience, including systems development, technology strategy, and vendor management; our CISO has over 30 years of information technology and cybersecurity program management experience. Prior to joining Brighthouse Financial, both our CTO and CISO previously served in roles that involved leading and overseeing information technology and cybersecurity programs at other public companies in the financial services industry. In addition, our CTO serves on a cross-departmental, management-level risk committee that oversees the Company’s enterprise risks, including cybersecurity risks. This enterprise-level risk committee is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents.
Our cybersecurity team regularly assesses the threat landscape and takes an enterprise-wide view of cybersecurity risks. We monitor issues that are internally discovered or externally reported that may affect our business, and we employ a range of tools and third-party services to effectuate our cybersecurity risk identification and assessments, including regular network and endpoint monitoring, threat and vulnerability assessments, and external penetration testing. In addition, our cybersecurity team conducts regular reviews, conducts tabletop exercises, performs internal testing, and leverages the audits performed by our internal audit team, as well as the services of third-party consultants, to assess and evaluate the effectiveness of our controls (in alignment with the NIST framework) and to improve our security measures and strategy. The cybersecurity team has also engaged a third party to measure our cybersecurity program against the NIST cybersecurity framework. The results of this assessment confirmed the rigor of our cybersecurity risk management practices.
Our cybersecurity team has also established Company-wide policies and procedures that cover cybersecurity matters, which are designed to enable us to effectively identify, evaluate, and respond to events that have the potential to impact our business. In the event of a cybersecurity incident, the Company utilizes a well-defined incident response plan that coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations (including relevant securities laws) and mitigate brand and reputational damage. This plan includes immediate actions to mitigate the impact, as well as long-term strategies for the remediation and prevention of future incidents. In accordance with this plan, we have established a cross-departmental Brighthouse Response Team that is responsible for coordinating enterprise-wide responses to cybersecurity incidents, as applicable. This Brighthouse Response Team provides reports regarding cybersecurity incidents to the enterprise-level risk committee referenced above.
Further, employees outside of our technology organization have a role in our cybersecurity defenses, and we encourage a corporate culture supportive of security, which we believe improves the effectiveness of our cybersecurity risk management program. Through our Security Awareness Program, we provide our employees with regular cybersecurity training and educational resources to help ensure that they remain vigilant against threats. These include frequent simulations, newsletters, alerts, e-mail reminders, and a mandatory annual cybersecurity awareness training course for all employees. In addition to company policies that we make available to all employees, our awareness training provides clear reporting and escalation processes in the event of suspicious activity.

Third-Party Risk Management
Our processes also address the cybersecurity risks associated with our use of third-party vendors, some of whom have access to our customer and employee data. We conduct security assessments of all third-party vendors that have access to our systems, our data and/or the facilities that house such systems or data. As part of our third-party risk management program, our cybersecurity risk management and third-party risk management teams collaborate to monitor our third-party vendors’ compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.
Risks from Cybersecurity Threats
Our systems and our third-party vendors’ systems periodically experience directed attacks intended to lead to (i) interruptions or delays in our operations or (ii) the loss, misuse or theft of personal information and other data, including confidential information or intellectual property. We have not experienced any cybersecurity incidents to date, directly or indirectly, that have materially impacted our business, financial condition, or results of operations. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Operational Risks — Any failure in cyber- or other information security systems, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” and “Risk Factors —Operational Risks — Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Governance
Board of Directors - Oversight and Management Reporting
The Audit Committee of the Board of Directors (the “Audit Committee”) is primarily responsible for overseeing cybersecurity risks, and the Board of Directors is actively engaged with respect to these risks. The Audit Committee and/or the Board of Directors generally meet with our CTO and CISO on a quarterly basis to review our information technology and cybersecurity risk profile and to discuss our activities to manage the related risks, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, tabletop exercises, and other areas of importance. In addition to these regular meetings, we have an escalation process in place to timely inform the Board of Directors of any significant cybersecurity incidents, including any updates relating thereto, to ensure that the Board of Directors’ oversight is proactive and responsive. Our Chief Compliance Officer also regularly reports to the Audit Committee regarding the Company’s compliance with applicable regulations relating to cybersecurity.
Item 2. Properties
Not material.
Item 3. Legal Proceedings
See Note 18 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
BHF’s common stock, par value $0.01 per share, trades on the Nasdaq under the symbol “BHF.”
As of February 16, 2024, there were approximately 1.1 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
We currently have no plans to declare and pay dividends on our common stock. See “Risk Factors — Risks Related to Our Securities — We currently have no plans to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index and (3) the S&P 500 Life & Health Insurance Index, respectively, for the five-year period ended December 31, 2023. All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index and the S&P 500 Life & Health Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Dec 31, 2018	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023
BHF common stock	$100.00	$128.71	$118.78	$169.95	$168.21	$173.62
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Financials	$100.00	$132.13	$129.89	$175.40	$156.92	$175.99
S&P 500 Life & Health Insurance	$100.00	$123.18	$111.51	$152.41	$168.18	$176.00

Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
October 1 — October 31, 2023	460,522	$47.24	461,248	$82
November 1 — November 30, 2023	423,457	$48.31	423,788	$811
December 1 — December 31, 2023	342,658	$53.14	342,658	$793
Total	1,226,637		1,227,694
_______________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On November 16, 2023, we authorized the repurchase of up to $750 million of our common stock, which is in addition to the $1.2 billion total repurchases authorized in 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 13 of the Notes to the Consolidated Financial Statements for more information on common stock repurchases.
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
•Brighthouse Securities, registered as a broker-dealer with the SEC, approved as a member of FINRA, registered as a broker-dealer and licensed as an insurance agency in all required states; and
•Brighthouse Holdings, LLC (“BH Holdings”), a direct holding company subsidiary of Brighthouse Financial, Inc. domiciled in Delaware.
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
•“Risk Management Strategies” describes the Company’s risk management strategies to protect against capital markets risks specific to our variable annuity and ULSG businesses.
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
•“Results of Operations” begins with a discussion of our AAR, including a summary of the changes made to the key assumptions in 2023 and 2022, as well as the resulting impact on net income (loss) available to shareholders in each period.

Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2023 and 2022 and year-over-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2022, including a review of the 2022 AAR and year-over-year comparisons between the years ended December 31, 2022 and 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), which was filed with the SEC on February 23, 2023, and such discussions are incorporated herein by reference.
Certain amounts presented in prior periods within the following discussions of our financial results have been reclassified to conform with the current year presentation, including amounts related to the adoption of LDTI. See Note 1 of the Notes to the Consolidated Financial Statements for further information.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 3 of the Notes to the Consolidated Financial Statements for further information regarding our segments and Corporate & Other.
Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(1,581)	$4,623
Less: Provision for income tax expense (benefit)	(367)	848
Net income (loss) available to shareholders (1)	$(1,214)	$3,775

Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	$1,182	$1,343
Less: Provision for income tax expense (benefit)	213	159
Adjusted earnings	$969	$1,184
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” throughout the results of operations discussions.
For the year ended December 31, 2023, we had net loss available to shareholders of $1.2 billion and adjusted earnings of $969 million compared to net income available to shareholders of $3.8 billion and adjusted earnings of $1.2 billion for the year ended December 31, 2022. Net loss available to shareholders for the year ended December 31, 2023 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net losses on sales of fixed maturity securities and an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business resulting from increasing long-term interest rates. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.

Risk Management Strategies
We employ risk management strategies to protect against capital markets risks specific to our variable annuity and ULSG businesses, which includes the utilization of a combined RBC ratio. Combined RBC ratio reflects the aggregate RBC ratio of our insurance subsidiaries, defined as aggregate TAC of our insurance subsidiaries divided by the total of their respective company action level RBCs. Combined RBC ratio is an internal metric used by the Company to manage the risk associated with its insurance products through our capital and exposure risk management program; it is not a metric required or used by regulators.
Interest Rate Hedging
We are exposed to interest rate risk in most of our products, with the more significant longer-dated exposure residing in our in-force variable annuity guarantees and ULSG business. We individually manage the interest rate risk in these two blocks with hedge targets based on statutory metrics designed principally to protect the capital of our largest insurance subsidiary, BLIC. Our interest rate hedge programs may also include hybrid options that have other risk exposure in addition to interest rate exposure.
The gross notional amount and estimated fair value of the derivatives hedging our in-force variable annuity guarantees and ULSG business viewed in aggregate in our interest rate hedging program were as follows at:

	December 31, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$23,037	$71	$50	$2,330	$38	$46
Interest rate options	33,680	47	167	28,688	22	232
Interest rate forwards	16,155	32	1,877	16,848	35	2,387
Hybrid options (2)	270	—	—	—	—	—
Total	$73,142	$150	$2,094	$47,866	$95	$2,665
_______________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by derivative instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
(2)Hybrid options have equity exposure in addition to interest rate exposure.
This aggregate view includes all interest rate derivatives used to manage the variable annuity and ULSG product exposures based on the hedge targets of the respective programs as of the balance sheet date. We intend to maintain an adequate amount of liquid investments in the investment portfolios supporting these businesses to cover any contingent collateral posting requirements from this hedging strategy.
Variable Annuity Exposure Risk Management
With the adoption of VA Reform, our management of, and our hedging strategy associated with, our variable annuity business aligns with the regulatory framework. Given this alignment and our large non-variable annuity business, among other things, we utilize a combined RBC ratio to manage the risk associated with our insurance products through our capital and exposure risk management program. In support of our target combined RBC ratio of 400% to 450% in normal market conditions, we expect to maintain a capital and exposure risk management program that targets total assets supporting our variable annuity contracts at or above the CTE98 level in normal market conditions. We refer to our target level of assets as our “Variable Annuity Target Funding Level.” With our risk management focus on the core drivers of our combined RBC ratio, we can also better manage our RBC in stressed market scenarios. See “Glossary” for the definition of CTE.
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

Our exposure risk management program seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates, on our Variable Annuity Target Funding Level, as well as on our statutory free cash flow. We utilize a combination of short-term and longer-term derivative instruments to establish a layered maturity of protection, which we believe will reduce rollover risk during periods of market disruption or higher volatility. We continually review our hedging strategy in the context of our overall capitalization targets and monitor the capital markets for opportunities to adjust our derivative positions to manage our variable annuity exposure, as appropriate.
Under this strategy, we plan to operate with a first loss position of no more than $500 million. The first loss position is relative to our Variable Annuity Target Funding Level such that the impact on reserves, and thus TAC, could be greater than the first loss position. However, under such a scenario there would be an offset in required statutory capital.
In addition, while recent amendments to the Valuation Manual, which became effective on December 31, 2023, changed the requirements for reflecting hedge instruments in reserves and capital, the key pillars of our hedging strategy (including our targeted combined RBC ratio in normal markets, our Variable Annuity Target Funding Level, and our first loss position) were not impacted by this new statutory requirement. See “Business — Regulation — Insurance Regulation — Statutory Accounting, Reserves and Risk-Based Capital” for more information regarding the new statutory requirement and the related impacts.
We believe the level of our capital protection provides us financial flexibility and supports deploying capital for growing long-term, sustainable shareholder value. However, because our hedging strategy places a lower priority on offsetting changes to GAAP liabilities, changes to markets over time, including market volatility, could result in GAAP net income volatility, which could potentially impact stockholders’ equity. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital” and “— Summary of Critical Accounting Estimates.”
The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program were as follows at:

	December 31, 2023			December 31, 2022
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$16,183	$472	$680	$13,862	$525	$350
Equity total return swaps	53,742	2,236	2,137	32,909	520	747
Interest rate swaps	30,864	92	103	2,330	38	46
Interest rate options	27,580	39	123	27,088	21	126
Interest rate forwards	8,519	—	619	10,565	35	1,255
Hybrid options	270	—	—	—	—	—
Total	$137,158	$2,839	$3,662	$86,754	$1,139	$2,524
_______________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
ULSG Market Risk Exposure Management
The ULSG block includes the business retained by our insurance subsidiaries and the portion of it that is ceded to BRCD for providing redundant, non-economic reinsurance financing support. The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon ULSG CFT to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our ULSG Target. Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under GAAP, which assumes a long-term upward mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.

We seek to mitigate interest rate exposures associated with these liabilities by holding ULSG Assets to closely match our ULSG Target under different interest rate environments. “ULSG Assets” are defined as (i) total general account assets supporting statutory reserves and capital in the ULSG portfolios of our insurance subsidiaries and BRCD and (ii) interest rate derivative instruments to mitigate ULSG interest rate exposures.
The net statutory reserves for the ULSG business in our insurance subsidiaries and BRCD (which is in part supported by reinsurance financings) were $24.1 billion and $23.4 billion for the years ended December 31, 2023 and 2022, respectively.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases. Likewise, if interest rates rise, our ULSG Target declines. The interest rate derivatives allocated to ULSG Assets prioritizes the ULSG Target (comprised of ULSG CFT and statutory considerations). This could increase the period-to-period volatility of net income and equity due to differences in the sensitivity of the ULSG Target and GAAP liabilities to the changes in interest rates.
We closely monitor the sensitivity of our ULSG Assets and ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2023, BRCD assets exceeded the ULSG CFT requirement. Maintaining ULSG Assets that closely match our ULSG Target supports our target combined RBC ratio of 400% to 450% in normal market conditions.
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
Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which is periodically revised by the FASB. The FASB issued new guidance, effective January 1, 2023, that resulted in significant changes to the accounting for long-duration insurance contracts, including a requirement that all variable annuity guarantees be considered MRBs and measured at fair value. See Notes 1 and 2 of the Notes to the Consolidated Financial Statements for a discussion of the impacts. See also “Risk Factors — Risks Related to Our Business — Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements.”
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and

Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
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
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to Our Investment Portfolio” and “— Risk Management Strategies” for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
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
Regulatory Developments
Our insurance subsidiaries and BRCD are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to ERISA, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks.”
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the Consolidated Financial Statements.
The most critical estimates include those used in determining:
•liability for future policy benefits (“LFPB”);
•estimated fair values of MRBs;
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
The above critical accounting estimates are described below and in Note 1 of the Notes to the Consolidated Financial Statements, which reflect updates related to the adoption of LDTI.
Liability for Future Policy Benefits
The Company establishes an LFPB for income annuities, as well as non-participating term and whole life insurance. LFPBs are accrued over time as revenue is recognized based on a net premium ratio. The net premium ratio is the portion of gross premiums required to provide for all future benefits. LFPBs are established using the Company’s current assumptions of future cash flows, discounted at a rate that approximates a single A corporate bond curve. The Company generally aggregates insurance contracts into groupings by issue year, product and segment for determining the net premium ratio and related LFPBs.
The Company reviews cash flow assumptions regularly, and, if such assumptions change significantly, LFPBs are adjusted by determining a revised net premium ratio. The revised net premium ratio is calculated as of contract inception using both actual historical experience and updated future cash flow assumptions. The recalculated net premium ratio is applied to derive a remeasurement gain or loss recognized in current period net income. The net premium ratio is also updated for the difference between actual and expected experience.
The measurement of our LFPBs can be significantly impacted by changes in assumptions for mortality, policy lapses and market interest rates. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in assumptions on the measurement of our LFPBs.
The Company establishes liabilities in addition to the account balance for secondary guarantees on universal life insurance. These liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on ULSG, which is determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. The Company reviews cash flow assumptions regularly, and, if they change significantly, the liability for secondary guarantees is adjusted by a cumulative charge or credit to net income.
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for premium, premium persistency, mortality and lapses. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2023 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years from 3.50% to 3.75%, which resulted in a decrease in our ULSG liabilities of $259 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of inputs and assumptions on the measurement of ULSG liabilities.
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

The Company updates the estimated fair value of variable annuity guarantees in subsequent periods by projecting future benefits using capital markets inputs and actuarial assumptions, including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios. The reported estimated fair value is then determined by taking the present value of these cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin (as discussed below). For more information on the determination of estimated fair value of MRBs, see Note 11 of the Notes to the Consolidated Financial Statements.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2023, the Company updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
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
Freestanding Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing such instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 10 of the Notes to the Consolidated Financial Statements for additional information on significant inputs into the OTC derivative pricing models and credit risk adjustment.
Embedded Derivatives in Index-Linked Annuities
The Company issues, and assumes through reinsurance, index-linked annuities, including Shield, that contain crediting rates classified as embedded derivatives. The crediting rates are measured at estimated fair value separately from the fixed annuity host contracts, which is determined using a combination of an option pricing methodology and an option-budget approach. The estimated fair value includes capital market inputs and actuarial policyholder behavior assumptions, including expectations for renewals at the end of the term period. Actuarial assumptions are reviewed at least annually, and, if they change significantly, the estimated fair value is adjusted through net income. Capital market inputs used in the measurement of crediting rate embedded derivatives are updated quarterly through net income.

Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment, may result in significant fluctuations in the estimated fair value that could have a material impact on net income. See Note 11 of the Notes to the Consolidated Financial Statements for more information on the determination of estimated fair value of crediting rate embedded derivatives.
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
See Notes 1 and 16 of the Notes to the Consolidated Financial Statements as well as “Business — Regulation — Federal Tax Reform” for additional information on our income taxes.
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
_______________
(1)Italicized items indicate GAAP statements of operations line items.
Consistent with GAAP guidance for segment reporting, adjusted earnings is also our GAAP measure of segment performance. Accordingly, we report adjusted earnings by segment in Note 3 of the Notes to the Consolidated Financial Statements.
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
The impact on income (loss) available to shareholders before provision for income tax was as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Market risk benefits	$(251)	$(210)
Included in pre-tax adjusted earnings:
Other annuity business	15	(125)
Life business	(90)	(20)
Run-off	119	319
Total included in pre-tax adjusted earnings	44	174
Total impact on income (loss) available to shareholders before provision for income tax	$(207)	$(36)

Consolidated Results for the Years Ended December 31, 2023 and 2022
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2023	2022
	(In millions)
Revenues
Premiums	$828	$662
Universal life and investment-type product policy fees	2,295	2,435
Net investment income	4,664	4,138
Other revenues	483	478
Net investment gains (losses)	(246)	(248)
Net derivative gains (losses)	(3,907)	(592)
Total revenues	4,117	6,873
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($234) and $137, respectively)	2,676	2,193
Interest credited to policyholder account balances	1,825	1,338
Amortization of DAC and VOBA	620	629
Change in market risk benefits	(1,507)	(4,104)
Interest expense on debt	153	153
Other expenses	1,824	1,932
Total expenses	5,591	2,141
Income (loss) before provision for income tax	(1,474)	4,732
Provision for income tax expense (benefit)	(367)	848
Net income (loss)	(1,107)	3,884
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(1,112)	3,879
Less: Preferred stock dividends	102	104
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,214)	$3,775
The components of net income (loss) available to shareholders were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Change in market risk benefits	$1,507	$4,104
Net investment gains (losses)	(246)	(248)
Net derivative gains (losses), excluding investment hedge adjustments	(4,012)	(663)
Market value adjustments	(12)	87
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,182	1,343
Income (loss) available to shareholders before provision for income tax	(1,581)	4,623
Provision for income tax expense (benefit)	(367)	848
Net income (loss) available to shareholders	$(1,214)	$3,775
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Derivative Gains (Losses), Excluding Investment Hedge Adjustments. We have certain derivative instruments for which changes in estimated fair value are recognized in net derivative gains (losses). See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”

Freestanding Derivatives. We have freestanding derivatives that economically hedge certain invested assets and insurance liabilities. The majority of this hedging activity is focused in the following areas:
•use of a proprietary mix of derivative instruments to hedge variable annuity guaranteed benefit riders against adverse changes in capital markets;
•use of interest rate swaps, swaptions and interest rate forwards in connection with our ULSG business;
•use of interest rate swaps when we have duration mismatches where suitable assets with maturities similar to those of our long-dated liabilities are not readily available in the market;
•use of interest rate forwards hedging reinvestment risk from maturing assets with higher yields than currently available in the market that support long-dated liabilities;
•use of foreign currency swaps when we hold fixed maturity securities denominated in foreign currencies that are matching insurance liabilities denominated in U.S. dollars; and
•use of equity index options to hedge index-linked annuity products against adverse changes in equity markets.
Embedded Derivatives. The changes in liability values of our fixed index-linked annuity and Shield products that result from changes in the underlying equity index are accounted for as embedded derivatives. In addition, certain ceded reinsurance agreements in our Life and Run-off segments are written on a coinsurance with funds withheld basis. The funds withheld component is accounted for as an embedded derivative with changes in the estimated fair value recognized in net income (loss) in the period in which they occur.
Market Value Adjustments. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Pre-tax Adjusted Earnings. See “— Non-GAAP and Other Financial Disclosures — Non-GAAP Financial Disclosures — Adjusted Earnings.”
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Loss available to shareholders before provision for income tax was $1.6 billion ($1.2 billion, net of income tax), a decrease of $6.2 billion ($5.0 billion, net of income tax) from income available to shareholders before provision for income tax of $4.6 billion ($3.8 billion, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2023 and 2022,” and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The decrease in income before provision for income tax was partially offset by the favorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period resulting in a loss of $197 million and increased more in the prior period resulting in a loss of $1.9 billion;
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 25% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Year Ended December 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,253)	$(83)	$563	$(441)	$(1,214)
Add: Provision for income tax expense (benefit)	263	(16)	(913)	299	(367)
Income (loss) available to shareholders before provision for income tax	(990)	(99)	(350)	(142)	(1,581)
Less: Net investment gains (losses)	(169)	(28)	(33)	(16)	(246)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $105	(3,765)	(2)	(205)	(40)	(4,012)
Less: Change in market risk benefits	1,507	—	—	—	1,507
Less: Market value adjustments	—	—	(12)	—	(12)
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,437	(69)	(100)	(86)	1,182
Less: Provision for income tax expense (benefit)	268	(16)	(23)	(16)	213
Adjusted earnings	$1,169	$(53)	$(77)	$(70)	$969

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$5,967	$47	$(2,274)	$35	$3,775
Add: Provision for income tax expense (benefit)	420	16	569	(157)	848
Income (loss) available to shareholders before provision for income tax	6,387	63	(1,705)	(122)	4,623
Less: Net investment gains (losses)	(149)	(33)	(78)	12	(248)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $71	1,115	2	(1,823)	43	(663)
Less: Change in market risk benefits	4,104	—	—	—	4,104
Less: Market value adjustments	—	—	87	—	87
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,317	94	109	(177)	1,343
Less: Provision for income tax expense (benefit)	247	16	22	(126)	159
Adjusted earnings	$1,070	$78	$87	$(51)	$1,184

Consolidated Results for the Years Ended December 31, 2023 and 2022 - Adjusted Earnings
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Fee income	$2,778	$2,913
Net investment spread	2,855	2,680
Insurance-related activities	(1,747)	(1,427)
Amortization of DAC and VOBA	(620)	(629)
Other expenses	(1,977)	(2,085)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	107	109
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,182	1,343
Provision for income tax expense (benefit)	213	159
Adjusted earnings	$969	$1,184
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Adjusted earnings were $969 million in the current period, a decrease of $215 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances resulting from actuarial model refinements in the prior period; and
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR;
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
◦lower returns on investments in real estate limited partnerships and limited liability companies (“LLC”); and

◦lower income from our securities lending program; and
•lower other expenses due to:
◦the settlement of a reinsurance-related matter in the prior period;
◦higher systems conversion costs in the prior period;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses;
partially offset by
◦higher deferred compensation and operational expenses;
◦lower ceded cost of insurance expenses consistent with favorable equity market returns in our Life segment, which is offset in fee income;
◦lower interest expenses in the prior period related to prior year tax matters; and
◦higher legal reserves.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 17% in the current period compared to 11% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segments and Corporate & Other Results for the Years Ended December 31, 2023 and 2022 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Fee income	$1,999	$2,142
Net investment spread	1,514	1,364
Insurance-related activities	(169)	(257)
Amortization of DAC and VOBA	(516)	(515)
Other expenses	(1,391)	(1,417)
Pre-tax adjusted earnings	1,437	1,317
Provision for income tax expense (benefit)	268	247
Adjusted earnings	$1,169	$1,070
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 6 of the Notes to the Consolidated Financial Statements.
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Adjusted earnings were $1.2 billion in the current period, an increase of $99 million.
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
◦lower returns on investments in real estate limited partnerships and LLCs; and
◦lower income from our securities lending program;
•lower costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR; and
◦an increase in income annuity underwriting margins; and
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses;
partially offset by
◦higher operational and deferred compensation expenses.
Key unfavorable impact was lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Fee income	$282	$234
Net investment spread	239	263
Insurance-related activities	(283)	(159)
Amortization of DAC and VOBA	(104)	(114)
Other expenses	(203)	(130)
Pre-tax adjusted earnings	(69)	94
Provision for income tax expense (benefit)	(16)	16
Adjusted earnings	$(53)	$78
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Adjusted earnings were a loss of $53 million in the current period, a decrease of $131 million.
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

•lower net investment spread due to lower income from our securities lending program.
Key favorable impact was higher fee income due to lower ceded cost of insurance fees consistent with favorable equity market returns, which is offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 23% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Fee income	$495	$537
Net investment spread	867	876
Insurance-related activities	(1,295)	(1,011)
Amortization of DAC and VOBA	—	—
Other expenses	(167)	(293)
Pre-tax adjusted earnings	(100)	109
Provision for income tax expense (benefit)	(23)	22
Adjusted earnings	$(77)	$87
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Adjusted earnings were a loss of $77 million in the current period, a decrease of $164 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances resulting from actuarial model refinements in the prior period; and
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR;
partially offset by
◦lower liabilities from the impact of new reinsurance agreements entered into in the prior period; and
◦lower paid claims, net of reinsurance;
•lower fee income due to a decline in the net cost of insurance fees driven by the aging in-force business; and
•lower net investment spread due to:
◦lower average invested assets; and
◦lower income from our securities lending program.
Key favorable impact was lower other expenses due to the settlement of a reinsurance-related matter in the prior period.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 23% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Fee income	$2	$—
Net investment spread	235	177
Insurance-related activities	—	—
Amortization of DAC and VOBA	—	—
Other expenses	(216)	(245)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	107	109
Pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(86)	(177)
Provision for income tax expense (benefit)	(16)	(126)
Adjusted earnings	$(70)	$(51)
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Adjusted earnings were a loss of $70 million in the current period, a higher loss of $19 million.
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
Key net favorable pre-tax adjusted earnings, less net income (loss) attributable to noncontrolling interests and preferred stock dividends impacts were:
•higher net investment spread due to:
◦higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
◦higher returns from short-term investments;
partially offset by
◦lower income from our securities lending program; and
•lower other expenses due to:
◦higher systems conversion costs in the prior period;
partially offset by
◦lower interest expenses in the prior period related to prior year tax matters; and
◦higher legal reserves.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2023 and 2022
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Market risk benefits mark-to-market	$903	$3,382
Annuity guaranteed benefit rider fees, net of claims	635	773
Ceded reinsurance	(31)	(51)
Total changes attributable to annuity guaranteed benefits	1,507	4,104
Variable annuity hedges	369	(1,551)
Shield embedded derivatives	(4,129)	2,679
Total	$(2,253)	$5,232
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
Annuity Guaranteed Benefit Rider Fees, Net of Claims. We earn fees from the guaranteed rider benefits, which are calculated using the policyholder’s Benefit Base. Fees calculated using the Benefit Base are more stable in market downturns, compared to fees based on the account value because the Benefit Base excludes the impact of a decline in the market value of the policyholder’s account value. We use the fees directly earned from the guarantee riders to fund the reserves, future claims and costs associated with the hedges of market risks inherent in these liabilities. The future fees are included in the estimated fair value of MRB liabilities, with changes recorded in MRBs.
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
See “— Risk Management Strategies — Variable Annuity Exposure Risk Management” for discussion of our management of our hedging strategy associated with our variable annuity business, which remains unchanged following the adoption of LDTI.
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the year ended December 31, 2023, primarily driven by:
•decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates, partially offset by changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.

Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the year ended December 31, 2022, primarily driven by:
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
Investments
Investment Risk Management Strategy
We manage the risks related to our investment portfolio through asset-type allocation as well as industry and issuer diversification. We also use risk limits to promote diversification by asset sector, avoid concentrations in any single issuer and limit overall aggregate credit and equity risk exposure. We manage real estate risk through geographic, property type and product type diversification and asset allocation. Interest rate risk is managed as part of our Asset Liability Management (“ALM”) strategies. We also utilize product design to manage interest rate risk (e.g., market value adjustment features and surrender charges). These ALM strategies include maintaining an investment portfolio that targets a weighted average duration that reflects the duration of our estimated liability cash flow profile. For certain of our liability portfolios, it is not possible to invest assets for the full liability duration, thereby creating some asset/liability mismatch. We also use certain derivatives in the management of credit, interest rate, equity market and foreign currency exchange rate risks.
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
In 2023, the Federal Reserve increased the target range for the federal funds rate four times — from between 4.25% and 4.50% to between 5.25% and 5.50% as of December 31, 2023. These target range increases have contributed to the net unrealized loss position in our investment portfolio, and any additional target increases could similarly contribute to further increases in net unrealized losses.
In the current period, as a result of recent increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains. If interest rates rise further, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially.
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
We have direct commercial real estate exposure through mortgage loans and certain structured securities, which include RMBS, CMBS and ABS. In addition, we have direct and indirect exposure through certain financial industry corporate fixed maturity securities. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” as well as “— Investments — Mortgage Loans” and Note 9 of the Notes to the Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-for-sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile as well as “— Investments — Fixed Maturity Securities Available-for-sale — U.S. and Foreign Corporate Fixed Maturity Securities” for our exposure to the finance industry.
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

	Years Ended December 31,
	2023		2022		2021
	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.23%	$4,917	3.96%	$4,363	5.13%	$5,046
Investment fees and expenses (2)	(0.14)	(148)	(0.14)	(154)	(0.13)	(144)
Adjusted net investment income (3)	4.09%	$4,769	3.82%	$4,209	5.00%	$4,902
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

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Net investment income	$4,664	$4,138	$4,881
Less: Investment hedge adjustments	(105)	(71)	(21)
Adjusted net investment income — in the above yield table	$4,769	$4,209	$4,902

See “— Results of Operations — Consolidated Results for the Years Ended December 31, 2023 and 2022” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results for the Years Ended December 31, 2022 and 2021” in our 2022 Annual Report for an analysis of the year-over-year changes in net investment income.
Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$67,056	82.8%	$62,199	82.3%
Privately-placed	13,935	17.2	13,378	17.7
Total fixed maturity securities	$80,991	100.0%	$75,577	100.0%
Percentage of cash and invested assets	67.9%		67.1%
See Note 11 of the Notes to the Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
See Notes 1 and 9 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
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

		December 31, 2023					December 31, 2022
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$56,944	$5	$(3,586)	$53,353	65.8%	$53,935	$2	$(4,870)	$49,063	64.9%
2	Baa	27,567	—	(2,331)	25,236	31.2	27,269	—	(3,546)	23,723	31.4
Subtotal investment grade		84,511	5	(5,917)	78,589	97.0%	81,204	2	(8,416)	72,786	96.3%
3	Ba	1,839	—	(122)	1,717	2.1	2,343	—	(232)	2,111	2.8
4	B	593	3	(44)	546	0.7	677	1	(88)	588	0.8
5	Caa and lower	113	2	(24)	87	0.1	120	4	(24)	92	0.1
6	In or near default	75	11	(12)	52	0.1	—	—	—	—	—
Subtotal below investment grade		2,620	16	(202)	2,402	3.0%	3,140	5	(344)	2,791	3.7%
Total fixed maturity securities		$87,131	$21	$(6,119)	$80,991	100.0%	$84,344	$7	$(8,760)	$75,577	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2023
U.S. corporate	$16,617	$17,260	$1,293	$476	$57	$52	$35,755
Foreign corporate	4,841	6,423	344	57	—	—	11,665
U.S. government and agency	8,306	113	—	—	—	—	8,419
RMBS	7,390	18	12	1	9	—	7,430
CMBS	6,039	344	24	—	3	—	6,410
ABS	5,746	621	17	12	10	—	6,406
State and political subdivision	3,808	57	1	—	8	—	3,874
Foreign government	606	400	26	—	—	—	1,032
Total fixed maturity securities	$53,353	$25,236	$1,717	$546	$87	$52	$80,991

December 31, 2022
U.S. corporate	$14,697	$15,683	$1,671	$499	$57	$—	$32,607
Foreign corporate	3,758	6,377	373	68	—	—	10,576
U.S. government and agency	7,887	129	—	—	—	—	8,016
RMBS	7,490	14	12	2	10	—	7,528
CMBS	6,240	351	9	7	4	—	6,611
ABS	4,648	672	17	12	10	—	5,359
State and political subdivision	3,682	105	1	—	11	—	3,799
Foreign government	661	392	28	—	—	—	1,081
Total fixed maturity securities	$49,063	$23,723	$2,111	$588	$92	$—	$75,577
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both December 31, 2023 and 2022. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$14,751	31.1%	$13,290	30.7%
Finance	12,957	27.3	11,988	27.8
Consumer	10,683	22.6	9,459	21.9
Utility	6,273	13.2	5,767	13.4
Communications	2,756	5.8	2,679	6.2
Total	$47,420	100.0%	$43,183	100.0%
Structured Securities
We held $20.2 billion and $19.5 billion of Structured Securities, at estimated fair value, at December 31, 2023 and 2022, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	December 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,922	52.8%	$(491)	$3,846	51.1%	$(590)
Collateralized mortgage obligations	3,508	47.2	(273)	3,682	48.9	(311)
Total RMBS	$7,430	100.0%	$(764)	$7,528	100.0%	$(901)
Risk profile:
Agency	$6,152	82.8%	$(724)	$6,137	81.5%	$(842)
Prime	152	2.0	(16)	149	2.0	(20)
Alt-A	756	10.2	(23)	788	10.5	(37)
Sub-prime	370	5.0	(1)	454	6.0	(2)
Total RMBS	$7,430	100.0%	$(764)	$7,528	100.0%	$(901)
Ratings profile:
Rated Aaa (1)	$554	7.5%		$6,643	88.2%
Designated NAIC 1	$7,390	99.5%		$7,490	99.5%
_______________
(1)During the year ended December 31, 2023, Fitch Ratings downgraded the U.S. credit rating from Aaa to Aa1, which resulted in a decrease in Aaa assets in our RMBS holdings.
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	December 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2003 - 2011	$89	$83	$90	$82
2012	2	1	41	38
2013	43	36	204	197
2014	283	256	322	294
2015	949	876	966	879
2016	461	425	463	421
2017	717	655	732	667
2018	1,633	1,521	1,668	1,538
2019	993	869	1,021	879
2020	538	442	534	426
2021	813	760	821	748
2022	451	436	462	442
2023	51	50	—	—
Total	$7,023	$6,410	$7,324	$6,611

The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2023. The estimated fair value of CMBS Aaa rating agency ratings was $4.6 billion, or 70.0% of total CMBS, and designated NAIC 1 was $6.2 billion, or 94.4% of total CMBS, at December 31, 2022.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	December 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,819	59.6%	$(9)	$3,239	60.5%	$(124)
Automobile loans	487	7.6	(2)	216	4.0	(9)
Student loans	397	6.2	(22)	393	7.3	(34)
Consumer loans	346	5.4	(19)	420	7.8	(36)
Credit card loans	262	4.1	(6)	158	3.0	(10)
Other loans	1,095	17.1	(50)	933	17.4	(80)
Total	$6,406	100.0%	$(108)	$5,359	100.0%	$(293)
Ratings profile:
Rated Aaa	$3,548	55.4%		$2,300	42.9%
Designated NAIC 1	$5,746	89.7%		$4,648	86.7%
Allowance for Credit Losses for Fixed Maturity Securities
See Note 9 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities for an allowance for credit losses or write-offs due to uncollectibility.
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
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 9 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	December 31, 2023				December 31, 2022
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,193	58.3%	$69	0.5%	$13,574	58.9%	$49	0.4%
Agricultural	4,445	19.6	19	0.4%	4,365	18.9	15	0.3%
Residential	5,007	22.1	49	1.0%	5,116	22.2	55	1.1%
Total	$22,645	100.0%	$137	0.6%	$23,055	100.0%	$119	0.5%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 98% at both December 31, 2023 and 2022. The remainder was collateralized by properties located outside of the U.S. At December 31, 2023, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2023 and 2022. At December 31, 2023, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 7% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,747	20.8%	$3,026	22.3%
Pacific	2,562	19.4	2,765	20.4
Middle Atlantic	2,153	16.3	2,344	17.3
West South Central	1,513	11.5	1,642	12.1
Mountain	1,182	9.0	1,140	8.4
East North Central	737	5.6	794	5.8
New England	735	5.6	741	5.4
International	409	3.1	390	2.9
West North Central	347	2.6	361	2.7
East South Central	306	2.3	306	2.2
Multi-region and Other (1)	502	3.8	65	0.5
Total recorded investment	13,193	100.0%	13,574	100.0%
Less: allowance for credit losses	69		49
Carrying value, net of allowance for credit losses	$13,124		$13,525
Property type:
Apartment	$5,371	40.8%	$5,366	39.5%
Office	3,185	24.1	3,375	24.9
Industrial	2,092	15.9	2,051	15.1
Retail	1,747	13.2	1,934	14.3
Hotel	798	6.0	848	6.2
Total recorded investment	13,193	100.0%	13,574	100.0%
Less: allowance for credit losses	69		49
Carrying value, net of allowance for credit losses	$13,124		$13,525
_______________
(1) During the year, certain commercial mortgage loans were reclassified into the Multi-region and Other geographic region.
Mortgage Loan Credit Quality — Monitoring Process. Our mortgage loan investments are monitored on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. Quarterly, we conduct a formal review of the portfolio with our investment managers. See Note 9 of the Notes to the Consolidated Financial Statements for information on mortgage loans by credit quality indicator, past due status, nonaccrual status and modified mortgage loans.
Our commercial mortgage loans are reviewed on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt-service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt-service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. Our residential mortgage loans are reviewed on an ongoing basis. See Note 9 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related measurement of allowance for credit losses.

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 65% and 57% at December 31, 2023 and 2022, respectively, and our average debt-service coverage ratio was 2.3x and 2.2x at December 31, 2023 and 2022, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 48% at December 31, 2023 and 2022, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 9 of the Notes to the Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the years ended December 31, 2023 and 2022.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	December 31, 2023	December 31, 2022
	(In millions)
Other limited partnerships	$4,140	$3,941
Real estate limited partnerships and LLCs (1)	806	834
Total	$4,946	$4,775
_______________
(1)The estimated fair value of real estate limited partnerships and LLCs was $927 million and $987 million at December 31, 2023 and 2022, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	December 31, 2023		December 31, 2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,714	84.2%	$2,284	80.1%
Company-owned life insurance	340	7.7	250	8.8
Federal Home Loan Bank stock	245	5.5	201	7.0
Tax credit and renewable energy partnerships	52	1.2	55	1.9
Leveraged leases, net of non-recourse debt	47	1.1	48	1.7
Other	11	0.3	14	0.5
Total	$4,409	100.0%	$2,852	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 10 of the Notes to the Consolidated Financial Statements for:
•a comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks;
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2023 and 2022; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the years ended December 31, 2023, 2022 and 2021.
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
Fair Value Hierarchy
See Note 11 of the Notes to the Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, as well as a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs as discussed below.
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
Derivatives categorized as Level 3 at December 31, 2023 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity hybrid options with unobservable volatility inputs; and foreign currency swaps with certain unobservable inputs.
Credit Risk
See Note 10 of the Notes to the Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral. See “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	December 31, 2023		December 31, 2022
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,405	$27	$1,757	$16
Total	$1,405	$27	$1,757	$16
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
Embedded Derivatives
See Note 11 of the Notes to the Consolidated Financial Statements for (i) information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and (ii) a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “— Summary of Critical Accounting Estimates — Derivatives” for additional information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” and Notes 1, 4 and 5 of the Notes to the Consolidated Financial Statements for more details on policyholder liabilities.
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
Annuities
Future policy benefits for the annuities business are comprised mainly of liabilities for life contingent income annuities.
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
Corporate & Other
Future policy benefits primarily include liabilities for long-term care business reinsured through 100% quota share reinsurance agreements.
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
Policyholder account balances also include embedded derivatives on index-linked annuities and amounts associated with funding agreements issued for additional liquidity or in connection with our institutional spread margin business. See “— Liquidity and Capital Resources — The Company — Primary Sources of Liquidity and Capital — Funding Sources — Funding Agreements.” A discussion of policyholder account balances by segment follows.
Annuities
Policyholder account balance liabilities are held for fixed deferred annuities, the fixed account portion of variable annuities and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions, as part of the Company’s interest rate hedging program, to partially mitigate the risks associated with such a scenario. A breakdown of account value subject to minimum guaranteed crediting rates can be found in Note 4 of the Notes to the Consolidated Financial Statements.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates.
Life
Life policyholder account balance liabilities are held for retained asset accounts, universal life policies and the fixed account of universal variable life insurance policies. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions to partially mitigate the risks associated with such a scenario. A breakdown of account value subject to minimum guaranteed crediting rates can be found in Note 4 of the Notes to Consolidated Financial Statements.

As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates.
Run-off
Policyholder account balance liabilities in Run-off are comprised of ULSG, certain company-owned life insurance policies and certain funding agreements. Interest crediting rates vary by type of contract and can be fixed or variable. We are exposed to interest rate risks, when guaranteeing payment of interest and return on principal at the contractual maturity date. We mitigate our risks by applying various ALM strategies. A breakdown of account value subject to minimum guaranteed crediting rates can be found in Note 4 of the Notes to the Consolidated Financial Statements.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates.
Market Risk Benefits
We issue certain variable annuity products with GMxBs that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. Variable annuity guaranteed benefits are classified as MRBs and measured at fair value. Certain index-linked annuity products may also have GMxBs classified as MRBs. See “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”
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
We maintain a substantial short-term liquidity position, which was $3.8 billion and $3.6 billion at December 31, 2023 and 2022, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $45.2 billion and $40.8 billion at December 31, 2023 and 2022, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
Capital
We manage our capital position to maintain our financial strength and credit ratings. Our capital position is supported by our ability to generate cash flows within our insurance subsidiaries, our ability to effectively manage the risks of our businesses and our expected ability to borrow funds and raise additional capital to meet operating and growth needs under a variety of market and economic conditions.
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
On November 16, 2023, we authorized the repurchase of up to $750 million of our common stock, which was in addition to our prior $1.2 billion total repurchases authorized in 2021. Repurchases under the authorizations, of which a combined $793 million was remaining at December 31, 2023, may be made through open market purchases, including pursuant to 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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
Rating Agencies
Financial strength ratings represent the opinion of rating agencies regarding the ability of an insurance company to pay obligations under insurance policies and contracts in accordance with their terms. Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity and capital. The level and composition of our regulatory capital at the subsidiary level, our combined RBC ratio and our equity capital are among the many factors considered in determining our financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. Financial strength ratings are not statements of fact nor are they recommendations to purchase, hold or sell any security, contract or policy. Each rating should be evaluated independently of any other rating.

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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Sources:
Operating activities, net	$—	$—	$641
Changes in policyholder account balances, net	4,242	11,650	11,929
Changes in payables for collateral under securities loaned and other transactions, net	—	—	1,017
Long-term debt issued	—	—	400
Preferred stock issued, net of issuance costs	—	—	339
Financing element on certain derivative instruments and other derivative related transactions, net	90	—	—
Total sources	4,332	11,650	14,326
Uses:
Operating activities, net	137	1,228	—
Investing activities, net	3,196	8,276	12,238
Changes in payables for collateral under securities loaned and other transactions, net	890	1,709	—
Long-term debt repaid	2	3	680
Dividends on preferred stock	102	104	89
Treasury stock acquired in connection with share repurchases	250	488	499
Financing element on certain derivative instruments and other derivative related transactions, net	—	185	368
Other, net	19	16	86
Total uses	4,596	12,009	13,960
Net increase (decrease) in cash and cash equivalents	$(264)	$(359)	$366
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
Preferred Stock
See Note 13 of the Notes to the Consolidated Financial Statements for information on preferred stock issuances.
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs are reported in Corporate & Other. See “Obligations Under Funding Agreements” in Note 4 of the Notes to the Consolidated Financial Statements for additional information on funding agreements.
Funding Agreement-Backed Repurchase Agreement Program
In January 2024, Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program (the “FABR Program”), pursuant to which Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special-purpose entity to purchase funding agreements from Brighthouse Life Insurance Company.
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
Federal Home Loan Bank Funding Agreements
Brighthouse Life Insurance Company is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, where it maintains a secured funding agreement program, under which funding agreements may be issued.
Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”) with a term ending on December 1, 2026, pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $750 million.

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021	2023	2022	2021
	(In millions)
FABR Program (1)	$—	$—	$—	$—	$—	$—	$—	$—
FABCP Program	3,442	2,097	8,046	12,682	2,939	6,701	12,433	1,091
FABN Program	2,100	3,450	—	550	2,900	1,350	—	—
FHLB Funding Agreements	4,350	3,900	2,350	6,275	1,352	1,900	3,275	452
Farmer Mac Funding Agreements	700	700	—	600	125	—	25	—
Total	$10,592	$10,147	$10,396	$20,107	$7,316	$9,951	$15,733	$1,543
_______________
(1) On February 16, 2024, there was $500 million of FABR funding agreements outstanding.
Debt Issuances
See Note 12 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Credit and Committed Facilities
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At December 31, 2023, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 13 of the Notes to the Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at December 31, 2023. In 2024, through February 16, 2024, BHF repurchased an additional 636,454 shares of its common stock through open market purchases, pursuant to a 10b5-1 plan, for $33 million.
Preferred Stock Dividends
See Note 13 of the Notes to the Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.

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
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 12 of the Notes to the Consolidated Financial Statements for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
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
At December 31, 2023, our insurance liabilities, excluding obligations under our institutional spread margin business, totaled $106.9 billion and the related future estimated cash payments totaled $181.9 billion, of which $10.2 billion is due in the next twelve months. These estimated cash payments are based on assumptions related to mortality, morbidity, policy lapses, withdrawals, surrender charges, annuitization, future interest credited and other assumptions comparable with our experience and expectations of future payment patterns, as well as other contingent events as appropriate for the respective product type. These amounts are undiscounted and, therefore, exceed the liabilities included on the consolidated balance sheet. Actual cash payments on insurance liabilities may differ significantly from future estimated cash payments due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the future cash payments. All future estimated cash payments are presented gross of any reinsurance recoverable. At December 31, 2023, obligations under our institutional spread margin business totaled $10.6 billion and the related future estimated cash payments, including interest, totaled $11.0 billion, of which $5.9 billion is due in the next twelve months.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2023 and 2022, we pledged cash collateral to counterparties of $16 million and $7 million, respectively. At December 31, 2023 and 2022, we were obligated to return cash collateral pledged to us by counterparties of $393 million and $829 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.4 billion and $1.0 billion at December 31, 2023 and 2022, respectively.
See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.

Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.7 billion at December 31, 2023 and 2022, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both December 31, 2023 and 2022.
See Note 9 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See “Contingencies” in Note 18 of the Notes to the Consolidated Financial Statements.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Note 9 of the Notes to the Consolidated Financial Statements. See “Commitments” in Note 18 of the Notes to the Consolidated Financial Statements.
In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See “Guarantees” in Note 18 of the Notes to the Consolidated Financial Statements.
The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands or as a result of compliance with regulatory requirements. See “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends,” “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth,” as well as Note 13 of the Notes to the Consolidated Financial Statements.
Short-term Liquidity and Liquid Assets
At December 31, 2023 and 2022, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.2 billion and $1.0 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At December 31, 2023 and 2022, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.3 billion and $1.0 billion, respectively, of which $1.2 billion and $987 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.

Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. See “Business — Regulation — Insurance Regulation” and Note 13 of the Notes to the Consolidated Financial Statements for information regarding our statutory accounting and reserves, as well as the calculation of RBC and the regulatory RBC requirements. At December 31, 2023, our insurance subsidiaries had a combined statutory TAC of approximately $6.3 billion, resulting in a combined RBC ratio of approximately 428%.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by the insurance laws and regulations of the states where they are domiciled. Any payment of dividends by Brighthouse Life Insurance Company in 2024 would be subject to Delaware DOI approval. See also Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required.
Normalized Statutory Earnings
Normalized statutory earnings (loss) is used by management to measure our insurance subsidiaries’ ability to pay future distributions and is reflective of whether our hedging program functions as intended. Normalized statutory earnings (loss) is calculated as statutory pre-tax net gain (loss) from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses), (ii) the change in total asset requirement at CTE98, net of the change in our variable annuity reserves, which are calculated at CTE70, and (iii) unrealized gains (losses) associated with our variable annuities and Shield hedging programs and other equity risk management strategies. See “Glossary” for the definition of CTE. Normalized statutory earnings (loss) may be further adjusted for certain unanticipated items that impact our results in order to help management and investors better understand, evaluate and forecast those results.
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
The following table presents the components of combined normalized statutory earnings for Brighthouse Life Insurance Company and NELICO:

	Years Ended December 31,
	2023	2022
	(In billions)
Statutory net gain (loss) from operations, pre-tax (1)	$(2.0)	$1.0
Add: net realized capital gains (losses)	(1.1)	0.4
Add: change in total asset requirement at CTE98, net of the change in variable annuity reserves (1)	2.5	0.7
Add: unrealized gains (losses) on variable annuity & Shield hedging programs and other equity risk management strategies	1.2	(1.6)
Add: impact of actuarial items and other insurance adjustments (1)	(0.8)	0.4
Add: other adjustments, net	—	0.1
Normalized statutory earnings (loss)	$(0.2)	$1.0
_______________
(1)As a result of implementing a new statutory requirement as of December 31, 2023 under which all future hedges must be reflected in reserves and required capital, CTE70 increased $870 million and the total asset requirement at CTE98 decreased $1.1 billion for the year ended December 31, 2023. The $1.1 billion impact to CTE98 is reflected in ‘impact of actuarial and other insurance adjustments’ to normalize the effect of implementing this new statutory requirement.
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
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. The Brighthouse Financial Balance Sheet Committee (“BSC”) is responsible for periodically reviewing all material financial risks and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The membership of the BSC is comprised of the following members of senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer and Head of Product Strategy and Pricing.
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain life insurance and annuity products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. As interest rates decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our financial condition and results of operations.
We also employ product design and pricing strategies to mitigate the potential effects of interest rate movements. These strategies include the use of surrender charges, market value adjustment features or restrictions on withdrawals, and for certain products, the ability to reset crediting rates.
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
Managing Equity Market and Foreign Currency Risks
We manage equity market risk in a coordinated process across our Risk Management, Investment and Finance Departments primarily by (i) holding sufficient capital to permit us to absorb modest losses, which may be temporary, from changes in equity markets and interest rates, and (ii) through the use of derivatives.
We also employ product design strategies to mitigate the effect of changes in equity markets such as prioritizing products that provide a risk offset and diversification to our legacy variable products.
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
Market Risk - Fair Value Exposures
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
Interest Rates
Our fair value exposure to changes in interest rates arises most significantly from our interest rate sensitive liabilities and our holdings of fixed maturity securities, mortgage loans and derivatives that are used to support our policyholder liabilities. Our interest rate sensitive liabilities include long-term debt, policyholder account balances related to certain investment contracts and variable annuity guarantees accounted for as MRBs. Our fixed maturity securities including U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed and other ABS, and our commercial, agricultural and residential mortgage loans, are exposed to changes in interest rates. We also use interest rate derivatives to mitigate the exposure related to interest rate risks from our policyholder liabilities.

Equity Market
Our fair value exposure to equity market risk primarily arises from policyholder liabilities with long-term guarantees on equity performance, including crediting rates on index-linked annuities accounted for as embedded derivatives and variable annuity guarantees. In addition, we have exposure to equity markets through equity derivatives that we enter into to mitigate potential equity market exposure from our policyholder liabilities.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2023. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include $36.4 billion of insurance contract liabilities at December 31, 2023. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2023
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$80,991	$(5,247)
Mortgage loans		$20,609	(880)
Policy loans		$1,455	(97)
Premiums, reinsurance and other receivables		$7,724	(117)
Reinsurance of market risk benefits		$43	(30)
Increase (decrease) in estimated fair value of assets			(6,371)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$30,606	130
Long-term debt		$2,769	222
Other liabilities		$1,142	(7)
Embedded derivatives on index-linked annuities (3)		$8,186	(85)
(Increase) decrease in estimated fair value of liabilities			260

Market risk benefits associated with variable annuities		$9,701	(3,025)

Derivative instruments with interest rate risk
Interest rate contracts	$92,499	$(1,964)	(1,730)
Foreign currency contracts	$5,221	$394	(26)
Equity contracts	$74,111	$169	13
Increase (decrease) in estimated fair value of derivative instruments			(1,743)
Net change			$(4,829)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Excludes $36.4 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2023. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in the same caption as the host contract.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates was $4.8 billion at December 31, 2023.
Sensitivity to a 10% decrease in equity prices was $89 million at December 31, 2023.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 2 to the financial statements, the Company has changed its method of accounting for long-duration contracts due to the adoption of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”), effective January 1, 2023, with a transition date of January 1, 2021.

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

Certain Assumptions Used in the Valuation of Liability for Future Policy Benefits – Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes a liability for future policy benefits (“LFPB”) for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees.

Management regularly reviews its cash flow assumptions supporting the estimates of these actuarial liabilities and, if such assumptions change significantly, the associated liability is adjusted. The measurement of LFPBs can be significantly impacted by changes in economic assumptions related to market interest rates and the general account rate of return and changes in assumptions for policyholder behavior including premium persistency, mortality and lapses.

Given the future policy benefit obligation for certain contracts is sensitive to changes in these economic and policyholder behavior assumptions and the significant uncertainty inherent in estimating these actuarial liabilities, we identified management’s evaluation of these assumptions in the valuation of certain LFPBs as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to these assumptions in the valuation of certain LFPBs included the following, among others:
•We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the significant economic and policyholder behavior assumptions.
•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the LFPBs for a sample of policies and cohorts, and compared our estimates to management’s estimates.
•We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis to test that the inputs to the actuarial estimate were reasonable.
•We evaluated the methods and significant assumptions used by management to identify potential bias.
•We evaluated whether the significant assumptions used were consistent with evidence obtained in other areas of the audit.

Certain Assumptions Used in the Valuation of Market Risk Benefits – Refer to Notes 1, 5, and 11 to the financial statements
Critical Audit Matter Description
Market risk benefits are measured at fair value and separately presented on the consolidated balance sheet. The Company estimates market risk benefit assets and liabilities using significant judgment including discount rate assumptions, nonperformance risk, and actuarially determined assumptions including policyholder behavior, mortality and risk margins.

Given the sensitivity of certain market risk benefits to changes in these assumptions and the significant uncertainty inherent in estimating the market risk benefits, we identified management’s evaluation of these assumptions in the valuation of certain market risk benefits as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial and fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to these assumptions in the valuation of certain market risk benefits included the following, among others:

•We tested the effectiveness of management’s controls over the assumption review process, including those over the selection of the significant assumptions related to policyholder behavior, mortality and risk margins, as well as changes in nonperformance risk.

•With the assistance of our actuarial specialists, we evaluated the appropriateness of the significant assumptions used, developed an independent estimate of the market risk benefits for a sample of policies, and compared our estimates to management’s estimates.

•We tested the completeness and accuracy of the underlying data that served as the basis for the actuarial analysis to test that the inputs to the actuarial estimate were reasonable.

•We evaluated the reasonableness of the Company’s assumptions by comparing those selected by management to those independently derived by our fair value and actuarial specialists, drawing upon standard actuarial and industry practice.

•We evaluated the methods and assumptions used by management to identify potential bias in the determination of the market risk benefits.

•We evaluated whether the assumptions used were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 22, 2024

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022

(In millions, except share and per share data)

	2023	2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,131 and $84,344, respectively; allowance for credit losses of $21 and $7, respectively)	$80,991	$75,577
Equity securities, at estimated fair value	102	89
Mortgage loans (net of allowance for credit losses of $137 and $119, respectively)	22,508	22,936
Policy loans	1,331	1,282
Limited partnerships and limited liability companies	4,946	4,775
Short-term investments, principally at estimated fair value	1,169	1,081
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $13 and $13, respectively)	4,409	2,852
Total investments	115,456	108,592
Cash and cash equivalents	3,851	4,115
Accrued investment income	1,183	885
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $10, respectively)	19,761	18,548
Deferred policy acquisition costs and value of business acquired	4,872	5,084
Current income tax recoverable	27	38
Deferred income tax asset	1,893	1,736
Market risk benefit assets	656	483
Other assets	370	401
Separate account assets	88,271	84,965
Total assets	$236,340	$224,847
Liabilities and Equity
Liabilities
Future policy benefits	$32,569	$31,497
Policyholder account balances	81,068	73,527
Market risk benefit liabilities	10,323	10,389
Other policy-related balances	3,836	4,098
Payables for collateral under securities loaned and other transactions	3,670	4,560
Long-term debt	3,156	3,156
Other liabilities	8,439	7,057
Separate account liabilities	88,271	84,965
Total liabilities	231,332	219,249
Contingencies, Commitments and Guarantees (Note 18)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,818,568 and 122,153,422 shares issued, respectively; 63,503,355 and 68,278,068 shares outstanding, respectively	1	1
Additional paid-in capital	14,004	14,075
Retained earnings (deficit)	(1,507)	(395)
Treasury stock, at cost; 59,315,213 and 53,875,354 shares, respectively	(2,309)	(2,042)
Accumulated other comprehensive income (loss)	(5,246)	(6,106)
Total Brighthouse Financial, Inc.’s stockholders’ equity	4,943	5,533
Noncontrolling interests	65	65
Total equity	5,008	5,598
Total liabilities and equity	$236,340	$224,847
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021

(In millions, except per share data)

	2023	2022	2021
Revenues
Premiums	$828	$662	$707
Universal life and investment-type product policy fees	2,295	2,435	2,980
Net investment income	4,664	4,138	4,881
Other revenues	483	478	450
Net investment gains (losses)	(246)	(248)	(59)
Net derivative gains (losses)	(3,907)	(592)	(3,983)
Total revenues	4,117	6,873	4,976
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($234), $137, ($50), respectively)	2,676	2,193	2,746
Interest credited to policyholder account balances	1,825	1,338	1,269
Amortization of deferred policy acquisition costs and value of business acquired	620	629	637
Change in market risk benefits	(1,507)	(4,104)	(4,134)
Other expenses	1,977	2,085	2,449
Total expenses	5,591	2,141	2,967
Income (loss) before provision for income tax	(1,474)	4,732	2,009
Provision for income tax expense (benefit)	(367)	848	361
Net income (loss)	(1,107)	3,884	1,648
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	(1,112)	3,879	1,643
Less: Preferred stock dividends	102	104	89
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,214)	$3,775	$1,554

Earnings per common share
Basic	$(18.39)	$51.73	$18.54
Diluted	$(18.39)	$51.30	$18.39
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2023, 2022 and 2021

(In millions)

	2023	2022	2021
Net income (loss)	$(1,107)	$3,884	$1,648
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	2,375	(14,503)	(2,963)
Unrealized gains (losses) on derivatives	(287)	309	156
Changes in instrument-specific credit risk on market risk benefits	(636)	2,344	(634)
Changes in discount rates on the liability for future policy benefits	(380)	4,075	1,242
Foreign currency translation adjustments	18	(22)	1
Defined benefit plans adjustment	(2)	8	(5)
Other comprehensive income (loss), before income tax	1,088	(7,789)	(2,203)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(228)	1,636	463
Other comprehensive income (loss), net of income tax	860	(6,153)	(1,740)
Comprehensive income (loss)	(247)	(2,269)	(92)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(252)	$(2,274)	$(97)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$1	$13,878	$(534)	$(1,038)	$5,716	$18,023	$65	$18,088
Cumulative effect of change in accounting principle, net of income tax				(5,383)		(3,929)	(9,312)		(9,312)
Balance at January 1, 2021	—	1	13,878	(5,917)	(1,038)	1,787	8,711	65	8,776
Preferred stock issuance	—		339				339		339
Treasury stock acquired in connection with share repurchases					(499)		(499)		(499)
Share-based compensation		—	26		(6)		20		20
Dividends on preferred stock			(89)				(89)		(89)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				1,643			1,643	5	1,648
Other comprehensive income (loss), net of income tax						(1,740)	(1,740)		(1,740)
Balance at December 31, 2021	—	1	14,154	(4,274)	(1,543)	47	8,385	65	8,450
Treasury stock acquired in connection with share repurchases					(488)		(488)		(488)
Share-based compensation		—	25		(11)		14		14
Dividends on preferred stock			(104)				(104)		(104)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				3,879			3,879	5	3,884
Other comprehensive income (loss), net of income tax						(6,153)	(6,153)		(6,153)
Balance at December 31, 2022	—	1	14,075	(395)	(2,042)	(6,106)	5,533	65	5,598
Treasury stock acquired in connection with share repurchases					(250)		(250)		(250)
Share-based compensation		—	31		(17)		14		14
Dividends on preferred stock			(102)				(102)		(102)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(1,112)			(1,112)	5	(1,107)
Other comprehensive income (loss), net of income tax						860	860		860
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(1,107)	$3,884	$1,648
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(282)	(233)	(254)
(Gains) losses on investments, net	232	248	59
(Gains) losses on derivatives, net	2,620	169	3,080
(Income) loss from equity method investments, net of dividends and distributions	83	110	(987)
Interest credited to policyholder account balances	1,825	1,338	1,269
Universal life and investment-type product policy fees	(2,295)	(2,435)	(2,980)
Change in market risk benefits, net	(875)	(3,335)	(3,271)
Change in accrued investment income	(215)	(113)	(44)
Change in premiums, reinsurance and other receivables	(1,280)	(1,374)	495
Change in deferred policy acquisition costs and value of business acquired, net	211	205	142
Change in income tax	(371)	796	255
Change in other assets	1,132	1,264	1,612
Change in future policy benefits and other policy-related balances	51	(1,960)	(338)
Change in other liabilities	95	176	(153)
Other, net	39	32	108
Net cash provided by (used in) operating activities	(137)	(1,228)	641
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,028	10,728	12,616
Equity securities	33	53	129
Mortgage loans	1,232	2,079	2,900
Limited partnerships and limited liability companies	205	252	271
Purchases of:
Fixed maturity securities	(8,866)	(15,799)	(21,158)
Equity securities	(14)	(37)	(18)
Mortgage loans	(813)	(5,321)	(6,913)
Limited partnerships and limited liability companies	(453)	(814)	(837)
Cash received in connection with freestanding derivatives	5,079	4,480	3,965
Cash paid in connection with freestanding derivatives	(5,428)	(4,275)	(4,592)
Net change in policy loans	(49)	(18)	27
Net change in short-term investments	(38)	772	1,397
Net change in other invested assets	(112)	(376)	(25)
Net cash provided by (used in) investing activities	$(3,196)	$(8,276)	$(12,238)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from financing activities
Policyholder account balances:
Deposits	$21,989	$31,693	$16,118
Withdrawals	(17,747)	(20,043)	(4,189)
Net change in payables for collateral under securities loaned and other transactions	(890)	(1,709)	1,017
Long-term debt issued	—	—	400
Long-term debt repaid	(2)	(3)	(680)
Preferred stock issued, net of issuance costs	—	—	339
Dividends on preferred stock	(102)	(104)	(89)
Treasury stock acquired in connection with share repurchases	(250)	(488)	(499)
Financing element on certain derivative instruments and other derivative related transactions, net	90	(185)	(368)
Other, net	(19)	(16)	(86)
Net cash provided by (used in) financing activities	3,069	9,145	11,963
Change in cash, cash equivalents and restricted cash	(264)	(359)	366
Cash, cash equivalents and restricted cash, beginning of year	4,115	4,474	4,108
Cash, cash equivalents and restricted cash, end of year	$3,851	$4,115	$4,474
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$151	$152	$160
Income tax	$7	$44	$103
Non-cash transactions:
Transfer of mortgage loans to affiliates	$—	$95	$—
Transfer of limited partnerships and limited liability companies from affiliates	$—	$99	$—
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
Reclassifications
Certain amounts in the prior years’ consolidated financial statements and related footnotes thereto have been reclassified to conform with the 2023 presentation as discussed throughout the Notes to the Consolidated Financial Statements. See “— Adoption of New Accounting Pronouncements” for discussion of the adoption of new guidance on long-duration contracts as of January 1, 2023, parts of which were retrospectively applied to prior periods presented in the consolidated financial statements.
Summary of Significant Accounting Policies
Insurance Contract Obligations
The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes liabilities for future obligations under long-duration insurance contracts based on the accounting model appropriate for each type of contract or contract feature. Liabilities for insurance contract benefits are generally accrued over time as revenue is recognized, or established based on the balance that accrues to the contract holder. In addition, certain insurance contracts may contain features that are required to be measured at fair value separately from the base contracts, either as a market risk benefit (“MRB”) or embedded derivative.
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
Additional Liabilities for ULSG
The Company establishes a liability in addition to the account balance for ULSG. These liabilities are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the contract period based on total expected assessments. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The Company also maintains a liability for profits followed by losses on ULSG determined by projecting future earnings and establishing a liability to offset losses that are expected to occur in later years. Both ULSG liabilities are adjusted for the effects of unrealized investment gains and losses.
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
Market Risk Benefits on Annuity Guarantees
MRBs are contracts or contract features that provide protection to the policyholder from capital markets risks by transferring such risks to the Company. MRBs are required to be separated from the deferred annuity host contract and measured at fair value. The Company establishes MRB assets and liabilities for guaranteed minimum benefits on variable annuity contracts including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). MRB assets are also established for reinsured benefits related to these guarantees. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs.
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
See Note 5 for more information on the effect of changes in inputs and assumptions on the measurement of MRBs and Note 11 for more information on the determination of fair value of MRBs.
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
For more information on the determination of estimated fair value of embedded derivatives, see Note 11.
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
Certain funds withheld arrangements may also contain embedded derivatives measured at fair value that are related to the investment return on the assets withheld. Embedded derivatives related to funds withheld arrangements are presented within policyholder account balances on the consolidated balance sheets, with changes in the estimated fair value reported in net derivative gains (losses).
Reinsurance arrangements may also contain features classified as MRBs, including reinsurance of guaranteed minimum benefits associated with variable annuity contracts.
The Company accounts for assumed reinsurance similar to directly written business.
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
For the years ended December 31, 2023, 2022 and 2021, cash proceeds from sales, maturities and repayments of short-term investments were $4.2 billion, $4.9 billion and $6.3 billion, respectively. For the years ended December 31, 2023, 2022 and 2021, cash payments on purchases of short-term investments were $4.2 billion, $4.1 billion and $4.9 billion, respectively.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Embedded Derivatives
The Company has index-linked annuities that are directly written or assumed through reinsurance contracts that contain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Certain funds withheld arrangements associated with reinsurance may also contain embedded derivatives. See “— Insurance Contract Obligations” and “— Reinsurance” for additional information on the accounting policies for embedded derivatives.
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
The Inflation Reduction Act, which was enacted in 2022, established a 15% corporate alternative minimum tax (“CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021, and preceding the tax year exceeds $1.0 billion. The Company elects not to consider any future effects resulting from applicability of the CAMT when assessing the valuation allowance for regular deferred tax assets.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2023.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The cumulative effect, on an after-tax basis, of the adoption of ASU 2018-12 as of the transition date was a $5.4 billion decrease to retained earnings and a $3.9 billion decrease to AOCI. See Note 2 for more detailed information on the impacts of the ASU to the Company’s financial statements.
Future Adoption of New Accounting Pronouncements
In November 2023, the FASB issued new guidance on Segment Reporting Disclosures (ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures). This ASU updates reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years starting January 1, 2024, and for interim periods starting January 1, 2025, and will be applied on a retrospective basis. The Company is currently evaluating the impact of this guidance on its financial statements.
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for fiscal years starting January 1, 2025, and will be applied on a prospective basis. The Company is currently evaluating the impact of this guidance on its financial statements.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. ASU 2018-12 Transition (continued)
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
The following tables present amounts previously reported in 2022 and 2021, the effect on those amounts of the change due to the adoption of ASU 2018-12 as described in Note 1, and the currently reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Operations. See Notes 4, 5, 6 and 7 for more information.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. ASU 2018-12 Transition (continued)

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)
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
In connection with the adoption of ASU 2018-12, the Company reclassified direct-to-consumer life insurance that is no longer sold from Corporate & Other to the Life segment. The segment information below reflects the direct-to-consumer life insurance in the Life segment for all periods presented.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)
Operating results by segment, as well as Corporate & Other, were as follows:

	Year Ended December 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,437	$(69)	$(100)	$21	$1,289
Provision for income tax expense (benefit)	268	(16)	(23)	(16)	213
Post-tax adjusted earnings	1,169	(53)	(77)	37	1,076
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	102	102
Adjusted earnings	$1,169	$(53)	$(77)	$(70)	969
Adjustments for:
Net investment gains (losses)					(246)
Net derivative gains (losses), excluding investment hedge adjustments of $105					(4,012)
Change in market risk benefits					1,507
Market value adjustments					(12)
Provision for income tax (expense) benefit					580
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(1,214)

Interest revenue	$2,568	$437	$1,141	$623
Interest expense	$—	$—	$—	$153

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,317	$94	$109	$(68)	$1,452
Provision for income tax expense (benefit)	247	16	22	(126)	159
Post-tax adjusted earnings	1,070	78	87	58	1,293
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	104	104
Adjusted earnings	$1,070	$78	$87	$(51)	1,184
Adjustments for:
Net investment gains (losses)					(248)
Net derivative gains (losses), excluding investment hedge adjustments of $71					(663)
Change in market risk benefits					4,104
Market value adjustments					87
Provision for income tax (expense) benefit					(689)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$3,775

Interest revenue	$2,261	$442	$1,166	$340
Interest expense	$—	$—	$—	$153

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)

	Year Ended December 31, 2021
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings	$1,589	$422	$265	$(355)	$1,921
Provision for income tax expense (benefit)	303	88	59	(109)	341
Post-tax adjusted earnings	1,286	334	206	(246)	1,580
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5	5
Less: Preferred stock dividends	—	—	—	89	89
Adjusted earnings	$1,286	$334	$206	$(340)	1,486
Adjustments for:
Net investment gains (losses)					(59)
Net derivative gains (losses), excluding investment hedge adjustments of $21					(4,004)
Change in market risk benefits					4,134
Market value adjustments					17
Provision for income tax (expense) benefit					(20)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$1,554

Interest revenue	$2,217	$698	$1,910	$77
Interest expense	$—	$—	$—	$163
Total revenues by segment, as well as Corporate & Other, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Annuities	$4,878	$4,526	$4,903
Life	1,229	1,213	1,633
Run-off	1,643	1,705	2,426
Corporate & Other	625	340	77
Adjustments	(4,258)	(911)	(4,063)
Total	$4,117	$6,873	$4,976
Total assets by segment, as well as Corporate & Other, were as follows at:

	December 31,
	2023	2022
	(In millions)
Annuities	$160,775	$151,192
Life	25,504	22,057
Run-off	26,828	28,436
Corporate & Other	23,233	23,162
Total	$236,340	$224,847

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Annuity products	$2,319	$2,268	$2,691
Life insurance products	1,280	1,298	1,436
Other products	7	9	10
Total	$3,606	$3,575	$4,137
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2023, 2022 and 2021.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements

4. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2023			2022			2021
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$2,871	$—	$—	$3,325	$—	$—	$3,448	$—	$—
Beginning balance at original discount rate	3,212	—	—	3,051	—	—	2,994	—	—
Effect of model refinements	—	—	—	122	—	—	—	—	—
Effect of changes in cash flow assumptions	215	—	—	137	—	—	70	—	—
Effect of actual variances from expected experience	(14)	—	—	119	—	—	153	—	—
Adjusted beginning of year balance	3,413	—	—	3,429	—	—	3,217	—	—
Issuances	93	—	—	93	—	—	113	—	—
Interest accrual	112	—	—	116	—	—	111	—	—
Net premiums collected	(384)	—	—	(426)	—	—	(390)	—	—
Ending balance at original discount rate	3,234	—	—	3,212	—	—	3,051	—	—
Effect of changes in discount rate assumptions	(260)	—	—	(341)	—	—	274	—	—
Balance, end of year	$2,974	$—	$—	$2,871	$—	$—	$3,325	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171	$6,852	$4,691	$11,301
Beginning balance at original discount rate	5,922	3,897	7,410	5,820	3,865	8,165	5,862	3,938	8,531
Effect of model refinements	—	—	—	135	—	(278)	—	—	—
Effect of changes in cash flow assumptions	309	—	—	157	56	(157)	70	(41)	(41)
Effect of actual variances from expected experience	(15)	(34)	(47)	155	(22)	(23)	153	(6)	(16)
Adjusted beginning of year balance	6,216	3,863	7,363	6,267	3,899	7,707	6,085	3,891	8,474
Issuances	99	374	—	101	224	—	128	198	—
Interest accrual	217	140	314	222	146	327	222	150	359
Benefit payments	(509)	(346)	(592)	(668)	(372)	(624)	(615)	(374)	(668)
Ending balance at original discount rate	6,023	4,031	7,085	5,922	3,897	7,410	5,820	3,865	8,165
Effect of changes in discount rate assumptions	(516)	(277)	(388)	(643)	(385)	(617)	606	468	2,006
Balance, end of year	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171
Net liability for future policy benefits, end of year	$2,533	$3,754	$6,697	$2,408	$3,512	$6,793	$3,101	$4,333	$10,171
Less: Reinsurance recoverable, end of year	42	31	65	45	24	68	64	27	93
Net liability for future policy benefits, after reinsurance recoverable	$2,491	$3,723	$6,632	$2,363	$3,488	$6,725	$3,037	$4,306	$10,078
Weighted-average duration of liability	8.7 years	8.2 years	11.6 years	8.4 years	8.5 years	11.6 years	8.4 years	8.5 years	12.7 years
Weighted-average interest accretion rate	3.94%	3.97%	4.46%	3.97%	3.87%	4.45%	3.97%	3.96%	4.45%
Current discount rate	4.94%	4.95%	5.03%	5.26%	5.27%	5.32%	2.53%	2.55%	2.81%
Gross premiums or assessments recognized during period	$611	$488	$—	$639	$257	$—	$666	$253	$—
Expected future gross premiums, undiscounted	$6,172	$—	$—	$6,734	$—	$—	$7,027	$—	$—
Expected future gross premiums, discounted	$4,642	$—	$—	$4,991	$—	$—	$5,179	$—	$—
Expected future benefit payments, undiscounted	$8,332	$5,710	$13,767	$8,184	$5,520	$14,418	$8,103	$5,523	$17,241
Expected future benefit payments, discounted	$6,023	$4,031	$7,085	$5,922	$3,897	$7,410	$5,820	$3,865	$8,165

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
4. Insurance Liabilities (continued)
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
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance, beginning of year	$6,935	$7,168	$6,743
Beginning balance before the effect of unrealized gains and losses	7,175	6,731	6,203
Effect of changes in cash flow assumptions	52	(37)	153
Effect of actual variances from expected experience	145	179	(124)
Adjusted beginning of year balance	7,372	6,873	6,232
Interest accrual	357	333	308
Net assessments collected	414	416	475
Benefit payments	(359)	(447)	(286)
Effect of realized capital gains (losses)	—	—	2
Ending balance before the effect of unrealized gains and losses	7,784	7,175	6,731
Effect of unrealized gains and losses	(177)	(240)	437
Balance, end of year	7,607	6,935	7,168
Less: Reinsurance recoverable, end of year	1,438	1,384	1,294
Net additional liability, after reinsurance recoverable	$6,169	$5,551	$5,874
Weighted-average duration of liability	6.7 years	6.7 years	6.7 years
Weighted-average interest accretion rate	4.92%	4.90%	4.90%
Gross assessments recognized during period	$1,064	$1,070	$1,255
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
4. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,591	$19,648
Long-term care insurance (1)	5,581	5,686
ULSG liabilities, including liability for profits followed by losses	2,427	2,449
Participating whole life insurance (2)	3,102	2,949
Deferred profit liabilities	479	373
Other	389	392
Total liability for future policy benefits	$32,569	$31,497
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 8.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2023 and 2022, and 40% and 41% of gross traditional life insurance premiums for the years ended December 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
4. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Year Ended December 31, 2023
Balance, beginning of year	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	230	76	7,183	2,694	660	—
Surrenders and withdrawals	(163)	(693)	(3,732)	(2,405)	(23)	—
Benefit payments	(67)	(111)	(240)	(377)	(85)	(8)
Net transfers from (to) separate account	46	18	—	—	—	1
Interest credited	66	133	445	486	208	28
Policy charges	(220)	(24)	(11)	—	(1,015)	(9)
Changes related to embedded derivatives	—	—	4,085	—	—	—
Balance, end of year	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Weighted-average crediting rate (2)	2.56%	2.90%	1.47%	3.31%	4.02%	4.33%
Year Ended December 31, 2022
Balance, beginning of year	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Premiums and deposits	219	146	6,632	3,676	697	—
Surrenders and withdrawals	(88)	(495)	(2,220)	(904)	(32)	—
Benefit payments	(65)	(113)	(180)	(345)	(84)	(8)
Net transfers from (to) separate account	47	151	—	—	—	(13)
Interest credited	76	501	392	(2)	197	23
Policy charges	(225)	(25)	(8)	—	(1,040)	(7)
Changes related to embedded derivatives	—	—	(2,719)	—	—	—
Balance, end of year	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Weighted-average crediting rate (2)	2.84%	10.47%	1.16%	(0.02)%	3.62%	3.41%
Year Ended December 31, 2021
Balance, beginning of year	$2,674	$4,895	$23,274	$12,349	$5,823	$679
Premiums and deposits	312	196	7,054	114	687	—
Surrenders and withdrawals	(94)	(644)	(1,419)	(610)	(46)	1
Benefit payments	(63)	(107)	(151)	(342)	(77)	(10)
Net transfers from (to) separate account	47	296	—	—	—	(35)
Interest credited	106	148	365	338	186	24
Policy charges	(288)	(41)	(6)	—	(1,004)	(13)
Changes related to embedded derivatives	—	—	2,883	—	—	—
Balance, end of year	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Weighted-average crediting rate (2)	3.96%	3.06%	1.12%	2.79%	3.27%	3.66%
_______________
(1)Includes liabilities related to separate account products where the contract holder elected a general account investment option.
(2)Excludes the effects of embedded derivatives related to index-linked crediting rates.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
4. Insurance Liabilities (continued)
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$68,861	$61,685
Funding agreements classified as investment contracts	11,115	10,689
Other investment contract liabilities	1,092	1,153
Total policyholder account balances	$81,068	$73,527
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
December 31, 2023
Annuities (1):
Less than 2.00%	$697	$223	$310	$7,652	$8,882
2.00% to 3.99%	8,827	242	225	356	9,650
Greater than 3.99%	874	—	—	—	874
Total	$10,398	$465	$535	$8,008	$19,406
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	492	49	136	677
Greater than 3.99%	1,595	—	—	—	1,595
Total	$1,595	$492	$49	$372	$2,508
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,135	1,485	1,663	254	4,537
Greater than 3.99%	506	—	—	—	506
Total	$1,641	$1,485	$1,663	$254	$5,043
December 31, 2022
Annuities (1):
Less than 2.00%	$861	$317	$369	$5,821	$7,368
2.00% to 3.99%	6,119	4,872	596	10	11,597
Greater than 3.99%	525	—	—	—	525
Total	$7,505	$5,189	$965	$5,831	$19,490
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$172	$172
2.00% to 3.99%	—	510	87	154	751
Greater than 3.99%	1,657	—	—	—	1,657
Total	$1,657	$510	$87	$326	$2,580
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,225	1,581	1,729	266	4,801
Greater than 3.99%	527	—	—	—	527
Total	$1,752	$1,581	$1,729	$266	$5,328
_______________
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
4. Insurance Liabilities (continued)
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans.
See Note 6 for information regarding net amount at risk and cash surrender values.
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $5.5 billion at both December 31, 2023 and 2022.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta. The Company had obligations outstanding under this program of $4.4 billion and $3.9 billion at December 31, 2023 and 2022, respectively. Funding agreements are issued to FHLBs in exchange for cash, for which the FHLBs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. The Company is permitted to withdraw any portion of the collateral in the custody of the FHLBs as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by the Company, the FHLBs’ recovery on the collateral is limited to the amount of the Company’s liabilities to the FHLBs. See Note 9 for information on invested assets pledged as collateral in connection with funding agreements.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). The Company had obligations outstanding under this program of $700 million at both December 31, 2023 and 2022. Funding agreements are issued to Farmer Mac in exchange for cash, for which Farmer Mac have been granted liens on certain assets to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, Farmer Mac’s recovery on the collateral is limited to the amount of the Company’s liabilities to Farmer Mac. See Note 9 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company has obligations outstanding under inactive funding agreement programs of $525 million at both December 31, 2023 and 2022.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

5. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance, beginning of year	$9,974	$15,698	$18,388
Balance, beginning of year, before effect of changes in nonperformance risk	8,230	11,611	14,934
Decrements	(176)	16	(68)
Effect of changes in future expected assumptions	259	210	41
Effect of actual different from expected experience	187	(48)	(86)
Effect of changes in interest rates	(428)	(8,394)	(1,829)
Effect of changes in fund returns	(2,203)	3,807	(2,578)
Issuances	(7)	(47)	(96)
Effect of changes in risk margin	(34)	(152)	(128)
Aging of the block and other	1,498	1,227	1,421
Balance, end of year, before effect of changes in nonperformance risk	7,326	8,230	11,611
Effect of changes in nonperformance risk	2,375	1,744	4,087
Balance, end of year	9,701	9,974	15,698
Less: Reinsurance recoverable, end of year	43	71	118
Balance, end of year, net of reinsurance (1)	$9,658	$9,903	$15,580
Weighted-average attained age of contract holder	72.9 years	71.8 years	71.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at December 31, 2023, 2022 and 2021, with the exception of $9 million, $3 million and $5 million, respectively, of index-linked annuities not included in this table.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Years Ended December 31,
	2023			2022			2021
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of year	$77,653	$5,218	$1,932	$105,023	$6,862	$2,384	$103,315	$6,229	$2,269
Premiums and deposits	766	162	—	1,207	175	—	2,089	188	3
Surrenders and withdrawals	(6,346)	(180)	(19)	(6,256)	(159)	(18)	(8,481)	(207)	(68)
Benefit payments	(1,434)	(68)	(28)	(1,337)	(67)	(33)	(1,632)	(70)	(38)
Investment performance	11,549	1,041	328	(18,583)	(1,342)	(358)	12,609	986	235
Policy charges	(2,160)	(206)	(49)	(2,292)	(203)	(61)	(2,559)	(214)	(46)
Net transfers from (to) general account	(18)	(46)	(1)	(151)	(47)	13	(296)	(47)	35
Other	(20)	—	(1)	42	(1)	5	(22)	(3)	(6)
Balance, end of year	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932	$105,023	$6,862	$2,384
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$88,073	$84,803
Variable income annuities	179	145
Pension risk transfer annuities	19	17
Total separate account liabilities	$88,271	$84,965
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	December 31,
	2023	2022
	(In millions)
Equity securities	$87,999	$84,667
Fixed maturity securities	258	278
Cash and cash equivalents	7	9
Other assets	7	11
Total aggregate estimated fair value of assets	$88,271	$84,965

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
December 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Separate account liabilities	5,921	79,990	—	—	—	2,162
Total account balances	$8,471	$84,297	$41,627	$14,672	$5,052	$2,815
Net amount at risk	$35,583	$13,240	N/A	N/A	$65,299	$2,659
Cash surrender value	$7,881	$83,852	$39,270	$14,068	$4,498	$2,593
December 31, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Separate account liabilities	5,218	77,653	—	—	—	1,932
Total account balances	$7,876	$82,561	$33,897	$14,274	$5,307	$2,573
Net amount at risk	$38,146	$16,504	N/A	N/A	$66,926	$3,382
Cash surrender value	$7,225	$82,125	$31,293	$13,723	$4,671	$2,357
December 31, 2021
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Separate account liabilities	6,862	105,023	—	—	—	2,384
Total account balances	$9,556	$109,766	$32,000	$11,849	$5,569	$3,030
Net amount at risk	$39,549	$6,361	N/A	N/A	$68,905	$3,678
Cash surrender value	$8,884	$109,592	$29,848	$11,112	$4,821	$2,811
Products may contain both separate account and general account fund options; accordingly, net amount at risk and cash surrender value reported in the table above relate to the total account balance for each respective product grouping.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
Deferred Policy Acquisition Costs and Value of Business Acquired
See Note 1 for a description of capitalized acquisition costs.
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Adjusted balance at January 1, 2021 (1)	$2,912	$64	$886	$527	$469
Capitalization	90	37	354	(3)	16
Amortization	(284)	(12)	(159)	(62)	(54)
Balance at December 31, 2021	2,718	89	1,081	462	431
Capitalization	55	30	330	(1)	11
Amortization	(265)	(12)	(198)	(56)	(50)
Balance at December 31, 2022	2,508	107	1,213	405	392
Capitalization	36	14	343	2	13
Amortization	(243)	(11)	(225)	(53)	(45)
Balance at December 31, 2023	$2,301	$110	$1,331	$354	$360
VOBA:
Adjusted balance at January 1, 2021 (1)	$428	$76	$—	$8	$61
Amortization	(51)	(6)	—	(2)	(7)
Balance at December 31, 2021	377	70	—	6	54
Amortization	(36)	(5)	—	(1)	(6)
Balance at December 31, 2022	341	65	—	5	48
Amortization	(32)	(5)	—	(1)	(5)
Balance at December 31, 2023	$309	$60	$—	$4	$43
Total DAC and VOBA:
Balance at December 31, 2023	$2,610	$170	$1,331	$358	$403
Balance at December 31, 2022	$2,849	$172	$1,213	$410	$440
Balance at December 31, 2021	$3,095	$159	$1,081	$468	$485
_______________
(1)Includes an adjustment to eliminate balances included in AOCI related to the adoption of ASU 2018-12 (see Note 2).
Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	December 31,
	2023		2022		2021
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of year	$245	$9	$272	$10	$298	$12
Capitalization	1	—	1	—	1	—
Amortization	(26)	(1)	(28)	(1)	(27)	(2)
Balance, end of year	$220	$8	$245	$9	$272	$10

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired and Deferred Sales Inducements (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	December 31,
	2023			2022			2021
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of year	$357	$488	$74	$358	$344	$80	$350	$184	$86
Capitalization	38	174	—	39	181	2	49	185	1
Amortization	(39)	(50)	(7)	(40)	(37)	(8)	(41)	(25)	(7)
Balance, end of year	$356	$612	$67	$357	$488	$74	$358	$344	$80
8. Reinsurance
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
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 9.
Annuities and Life
For annuities, the Company reinsures portions of the living and death benefit guarantees issued in connection with certain variable annuities to unaffiliated reinsurers. Under these reinsurance agreements, the Company pays a reinsurance premium generally based on fees associated with the guarantees collected from policyholders and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The value of MRBs on the ceded risk is determined using a methodology consistent with the guarantees directly written by the Company with the exception of the input for nonperformance risk that reflects the credit of the reinsurer. The Company cedes certain fixed rate annuities to unaffiliated third-party reinsurers and assumes certain index-linked annuities from an unaffiliated third-party insurer. These reinsurance arrangements are structured on a coinsurance basis and are reported as deposit accounting.
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2023, the Company had $5.8 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2023 and 2022 were not significant. The Company had $6.1 billion and $6.2 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2023 and 2022, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $3 million and $10 million on its reinsurance recoverable balances at December 31, 2023 and 2022, respectively. In 2023, the Company had $3 million of additions to the allowance and $10 million of impairments charged against the allowance.
At December 31, 2023, the Company had $18.9 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.8 billion, or 89%, were with the Company’s five largest ceded reinsurers, including $4.3 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2022, the Company had $17.6 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $15.4 billion, or 88%, were with the Company’s five largest ceded reinsurers, including $4.3 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Premiums
Direct premiums	$1,499	$1,359	$1,440
Reinsurance assumed	14	6	(12)
Reinsurance ceded	(685)	(703)	(721)
Net premiums	$828	$662	$707
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,941	$3,107	$3,554
Reinsurance assumed	49	45	41
Reinsurance ceded	(695)	(717)	(615)
Net universal life and investment-type product policy fees	$2,295	$2,435	$2,980
Other revenues
Direct other revenues	$269	$292	$373
Reinsurance assumed	2	2	4
Reinsurance ceded	212	184	73
Net other revenues	$483	$478	$450
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,946	$3,863	$4,197
Reinsurance assumed	84	112	85
Reinsurance ceded	(1,354)	(1,782)	(1,536)
Net policyholder benefits and claims	$2,676	$2,193	$2,746
Change in market risk benefits
Direct change in market risk benefits	$(1,537)	$(4,154)	$(4,192)
Reinsurance assumed	(1)	(1)	1
Reinsurance ceded	31	51	57
Net change in market risk benefits	$(1,507)	$(4,104)	$(4,134)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2023				2022
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$463	$4	$19,294	$19,761	$417	$—	$18,131	$18,548
Market risk benefit assets	$613	$—	$43	$656	$412	$—	$71	$483
Liabilities
Future policy benefits	$32,456	$113	$—	$32,569	$31,402	$95	$—	$31,497
Policyholder account balances	$76,768	$4,300	$—	$81,068	$69,334	$4,193	$—	$73,527
Market risk benefit liabilities	$10,318	$5	$—	$10,323	$10,386	$3	$—	$10,389
Other policy-related balances	$2,253	$1,583	$—	$3,836	$2,477	$1,621	$—	$4,098
Other liabilities	$7,138	$15	$1,286	$8,439	$5,568	$10	$1,479	$7,057

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $7.5 billion and $6.0 billion at December 31, 2023 and 2022, respectively. The deposit liabilities on reinsurance were $3.9 billion and $3.8 billion at December 31, 2023 and 2022, respectively.
9. Investments
See Notes 1 and 11 for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2023					December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$38,778	$15	$388	$3,396	$35,755	$36,926	$1	$203	$4,521	$32,607
Foreign corporate	12,865	—	89	1,289	11,665	12,471	1	38	1,932	10,576
U.S. government and agency	8,656	—	286	523	8,419	8,318	—	300	602	8,016
RMBS	8,199	5	48	812	7,430	8,431	2	44	945	7,528
CMBS	7,023	1	2	614	6,410	7,324	3	—	710	6,611
ABS	6,514	—	23	131	6,406	5,652	—	3	296	5,359
State and political subdivision	4,019	—	159	304	3,874	4,074	—	125	400	3,799
Foreign government	1,077	—	42	87	1,032	1,148	—	39	106	1,081
Total fixed maturity securities	$87,131	$21	$1,037	$7,156	$80,991	$84,344	$7	$752	$9,512	$75,577
The Company held non-income producing fixed maturity securities with an estimated fair value of $52 million at December 31, 2023. The Company did not hold non-income producing fixed maturity securities at December 31, 2022.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$2,861	$17,277	$15,153	$30,104	$21,736	$87,131
Estimated fair value	$2,826	$16,809	$13,910	$27,200	$20,246	$80,991
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
9. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities by Sector
The estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position, by sector and by length of time that the securities have been in a continuous unrealized loss position, were as follows at:

	December 31, 2023				December 31, 2022
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,554	$409	$22,796	$2,987	$24,509	$3,351	$3,979	$1,170
Foreign corporate	1,010	73	8,311	1,216	8,260	1,413	1,601	519
U.S. government and agency	518	9	3,477	514	3,121	265	1,147	337
RMBS	413	20	5,774	792	4,731	497	2,246	448
CMBS	411	33	5,786	581	5,589	543	970	167
ABS	572	3	3,360	128	3,347	159	1,733	137
State and political subdivision	471	32	1,634	272	2,041	317	247	83
Foreign government	112	6	620	81	777	99	21	7
Total fixed maturity securities	$8,061	$585	$51,758	$6,571	$52,375	$6,644	$11,944	$2,868
Total number of securities in an unrealized loss position	1,347		7,038		7,309		2,049
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $655 million and $602 million at December 31, 2023 and 2022, respectively, and is included in accrued investment income.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $21 million, relating to 17 securities at December 31, 2023. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses by sector were as follows:

	U.S. Corporate	RMBS	CMBS	Foreign Corporate	Total
	(In millions)
Balance at December 31, 2021	$2	$—	$2	$7	$11
Allowance on securities where credit losses were not previously recorded	—	2	—	—	2
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	1	—	1
Write-offs charged against allowance (1)	—	—	—	(6)	(6)
Balance at December 31, 2022	1	2	3	1	7
Allowance on securities where credit losses were not previously recorded	15	3	—	—	18
Reductions for securities sold	(1)	—	(1)	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	—	—	(1)	—	(1)
Write-offs charged against allowance (1)	—	—	—	(1)	(1)
Balance at December 31, 2023	$15	$5	$1	$—	$21
_______________
(1)The Company recorded total write-offs of $8 million and $10 million for the years ended December 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2023		2022
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,193	58.6%	$13,574	59.2%
Agricultural	4,445	19.8	4,365	19.0
Residential	5,007	22.2	5,116	22.3
Total mortgage loans (1)	22,645	100.6	23,055	100.5
Allowance for credit losses	(137)	(0.6)	(119)	(0.5)
Total mortgage loans, net	$22,508	100.0%	$22,936	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $311 million and $2.2 billion for the years ended December 31, 2023 and 2022, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $123 million and $115 million at December 31, 2023 and 2022, respectively.
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
9. Investments (continued)
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2021	$67	$12	$44	$123
Current period provision	5	3	11	19
Charge-offs, net of recoveries	(23)	—	—	(23)
Balance at December 31, 2022	49	15	55	119
Current period provision	24	5	(6)	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance at December 31, 2023	$69	$19	$49	$137
PCD Mortgage Loans
There were no new purchases of PCD mortgage loans during the year ended December 31, 2023. Purchases of PCD mortgage loans were $69 million at December 31, 2022.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
December 31, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$206	$655	$1,823	$177	$1,239	$2,630	$6,730
65% to 75%	—	935	1,079	222	261	1,158	3,655
76% to 80%	—	427	76	39	209	564	1,315
Greater than 80%	—	400	227	—	150	716	1,493
Total commercial mortgage loans	206	2,417	3,205	438	1,859	5,068	13,193
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	202	571	1,132	454	505	1,292	4,156
65% to 75%	1	127	108	6	30	17	289
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	203	698	1,240	460	535	1,309	4,445
Residential mortgage loans
Performing	105	1,286	1,669	145	204	1,508	4,917
Nonperforming	—	22	22	1	2	43	90
Total residential mortgage loans	105	1,308	1,691	146	206	1,551	5,007
Total	$514	$4,423	$6,136	$1,044	$2,600	$7,928	$22,645

	2022	2021	2020	2019	2017	Prior	Total
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
9. Investments (continued)
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2023		2022
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,086	91.6%	$12,157	89.6%
1.00x - 1.20x	702	5.3	590	4.3
Less than 1.00x	405	3.1	827	6.1
Total	$13,193	100.0%	$13,574	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both December 31, 2023 and 2022. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,176	$4,429	$4,915	$22,520	$13,574	$4,346	$5,041	$22,961
30-59 days past due	—	—	2	2	—	—	11	11
60-89 days past due	—	—	30	30	—	—	16	16
90-179 days past due	—	—	23	23	—	3	31	34
180+ days past due	17	16	37	70	—	16	17	33
Total	$13,193	$4,445	$5,007	$22,645	$13,574	$4,365	$5,116	$23,055
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2023	$17	$—	$90	$107
December 31, 2022	$11	$3	$64	$78
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both December 31, 2023 and 2022.
Current period investment income on mortgage loans in nonaccrual status was $2 million for both years ended December 31, 2023 and 2022.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both years ended December 31, 2023 and 2022.
Other Invested Assets
Over 80% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 10 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, FHLB stock, tax credit and renewable energy partnerships and leveraged leases.
Leveraged Leases
The carrying value of leveraged leases was $47 million and $48 million at December 31, 2023 and 2022, respectively. The allowance for credit losses was $13 million at both December 31, 2023 and 2022. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to nine years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2023 and 2022, all leveraged leases were performing.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Fixed maturity securities	$(6,119)	$(8,760)	$8,347
Derivatives	351	638	329
Other	2	3	(29)
Subtotal	(5,766)	(8,119)	8,647
Amounts allocated from:
Future policy benefits	652	917	(1,655)
Deferred income tax benefit (expense)	1,074	1,512	(1,468)
Net unrealized investment gains (losses)	$(4,040)	$(5,690)	$5,524

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at December 31,	$(5,690)	$5,524	$5,761
Unrealized investment gains (losses) change due to cumulative effect, net of income tax	—	—	1,980
Balance at January 1,	$(5,690)	$5,524	$7,741
Unrealized investment gains (losses) during the year	2,353	(16,766)	(3,478)
Unrealized investment gains (losses) relating to:
Future policy benefits	(265)	2,572	671
Deferred income tax benefit (expense)	(438)	2,980	590
Balance at December 31,	$(4,040)	$(5,690)	$5,524
Change in net unrealized investment gains (losses)	$1,650	$(11,214)	$(2,217)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2023 and 2022.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2023	2022
	(In millions)
Securities on loan: (1)
Amortized cost	$3,420	$3,995
Estimated fair value	$3,194	$3,638
Cash collateral received from counterparties (2)	$3,277	$3,731
Reinvestment portfolio — estimated fair value	$3,246	$3,603
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2023				December 31, 2022
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$647	$655	$1,584	$2,886	$640	$1,527	$984	$3,151
U.S. corporate	—	252	—	252	2	410	—	412
Foreign corporate	—	130	—	130	—	152	—	152
Foreign government	—	9	—	9	—	16	—	16
Total	$647	$1,046	$1,584	$3,277	$642	$2,105	$984	$3,731
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2023 was $631 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 56% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2023. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2023	2022
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,593	$7,999
Invested assets held in trust (reinsurance agreements) (2)	7,142	5,621
Invested assets pledged as collateral (3)	13,979	13,920
Total invested assets on deposit, held in trust and pledged as collateral	$29,714	$27,540
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $102 million and $21 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2023 and 2022, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $120 million and $240 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2023 and 2022, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4) and derivative transactions (see Note 10).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $245 million and $201 million at redemption value at December 31, 2023 and 2022, respectively.
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $5.0 billion at December 31, 2023. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.2 billion at December 31, 2023. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2023, 2022 and 2021. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2023, 2022 and 2021. Aggregate total assets of these entities totaled $799.2 billion and $880.1 billion at December 31, 2023 and 2022, respectively. Aggregate total liabilities of these entities totaled $56.8 billion and $109.3 billion at December 31, 2023 and 2022, respectively. Aggregate net income (loss) of these entities totaled $24.8 billion, ($12.8) billion and $22.6 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2023 or 2022.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2023		2022
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,526	$16,771	$15,896	$17,471
Limited partnerships and LLCs	4,233	5,255	4,136	5,491
Total	$19,759	$22,026	$20,032	$22,962

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 18.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Investment income:
Fixed maturity securities	$3,516	$3,077	$2,832
Equity securities	3	3	5
Mortgage loans	958	842	689
Policy loans	67	64	65
Limited partnerships and LLCs (1)	168	263	1,391
Cash, cash equivalents and short-term investments	225	72	5
Other	87	69	44
Total investment income	5,024	4,390	5,031
Less: Investment expenses	360	252	150
Net investment income	$4,664	$4,138	$4,881
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $187 million, $170 million and $1.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Fixed maturity securities	$(224)	$(192)	$(21)
Equity securities	5	(14)	—
Mortgage loans	(24)	(20)	(27)
Limited partnerships and LLCs	(1)	(20)	—
Other	(2)	(2)	(11)
Total net investment gains (losses)	$(246)	$(248)	$(59)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($2) million, ($17) million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Proceeds	$2,301	$6,640	$6,329
Gross investment gains	$15	$52	$99
Gross investment losses	(216)	(236)	(103)
Net investment gains (losses)	$(201)	$(184)	$(4)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

10. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
Interest Rate Derivatives
Interest rate swaps: The Company uses interest rate swaps to manage the interest rate risks primarily in variable annuity products and ULSG. Interest rate swaps are used in non-qualifying hedging relationships.
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
Interest rate swaptions: The Company uses interest rate swaptions to manage the interest rate risks primarily in variable annuity products and ULSG. Interest rate swaptions are used in non-qualifying hedging relationships. Interest rate swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage the interest rate risks primarily in variable annuity products and ULSG. Interest rate forwards are used in cash flow and non-qualifying hedging relationships.
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
10. Derivatives (continued)
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
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		December 31,
		2023			2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate forwards	Interest rate	$—	$—	$—	$60	$—	$12
Foreign currency swaps	Foreign currency exchange rate	3,939	348	45	4,026	596	8
Total qualifying hedges		3,939	348	45	4,086	596	20
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	31,252	140	103	3,145	98	46
Interest rate floors	Interest rate	3,500	7	1	3,250	12	3
Interest rate caps	Interest rate	7,050	19	1	6,350	137	43
Interest rate options	Interest rate	33,680	47	167	28,688	22	232
Interest rate forwards	Interest rate	17,017	32	1,937	18,168	35	2,466
Foreign currency swaps	Foreign currency exchange rate	747	101	1	822	148	—
Foreign currency forwards	Foreign currency exchange rate	535	—	9	487	1	10
Credit default swaps — written	Credit	1,405	27	—	1,757	18	2
Credit default swaptions	Credit	—	—	—	100	—	—
Equity index options	Equity market	20,099	757	687	17,229	697	351
Equity total return swaps	Equity market	53,742	2,236	2,137	32,909	520	747
Hybrid options	Equity market	270	—	—	—	—	—
Total non-designated or non-qualifying derivatives		169,297	3,366	5,043	112,905	1,688	3,900
Total		$173,236	$3,714	$5,088	$116,991	$2,284	$3,920
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2023 and 2022. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2023
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	$(1)
Foreign currency exchange rate	7	(8)	52	(275)
Total cash flow hedges	8	(8)	55	(276)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(384)	—	—	—
Foreign currency exchange rate	(15)	(13)	—	—
Credit	32	—	—	—
Equity market	570	—	—	—
Embedded	(4,097)	—	—	—
Total non-qualifying hedges	(3,894)	(13)	—	—
Total	$(3,886)	$(21)	$55	$(276)

	Year Ended December 31, 2022
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$5	$—	$4	$(50)
Foreign currency exchange rate	13	(12)	53	381
Total cash flow hedges	18	(12)	57	331
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(4,001)	—	—	—
Foreign currency exchange rate	120	(48)	—	—
Credit	(2)	—	—	—
Equity market	590	—	—	—
Embedded	2,743	—	—	—
Total non-qualifying hedges	(550)	(48)	—	—
Total	$(532)	$(60)	$57	$331

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Derivatives (continued)

	Year Ended December 31, 2021
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$(20)
Foreign currency exchange rate	10	(4)	36	191
Total cash flow hedges	12	(4)	39	171
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(717)	—	—	—
Foreign currency exchange rate	57	(7)	—	—
Credit	17	—	—	—
Equity market	(486)	—	—	—
Embedded	(2,855)	—	—	—
Total non-qualifying hedges	(3,984)	(7)	—	—
Total	$(3,972)	$(11)	$39	$171
At December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases. At December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions was less than one year.
At December 31, 2023 and 2022, the balance in AOCI associated with cash flow hedges was $351 million and $638 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2023			2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$6	$419	1.6	$7	$544	2.2
Baa	19	958	4.9	8	1,185	5.0
Ba	2	24	3.0	2	24	4.0
Caa and Lower	—	4	2.0	(1)	4	3.0
Total	$27	$1,405	3.9	$16	$1,757	4.1
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
10. Derivatives (continued)
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
See Note 11 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2023
Derivative assets	$3,506	$(3,112)	$(164)	$230	$(194)	$36
Derivative liabilities	$4,925	$(3,112)	$(8)	$1,805	$(1,805)	$—
December 31, 2022
Derivative assets	$2,308	$(1,659)	$(640)	$9	$(6)	$3
Derivative liabilities	$3,919	$(1,659)	$(7)	$2,253	$(2,251)	$2
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
10. Derivatives (continued)
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2023	2022
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,813	$2,260
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,811	$4,894
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
11. Fair Value
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
11. Fair Value (continued)
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

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,760	$995	$35,755
Foreign corporate	—	11,340	325	11,665
U.S. government and agency	3,786	4,633	—	8,419
RMBS	—	7,415	15	7,430
CMBS	—	6,371	39	6,410
ABS	—	6,080	326	6,406
State and political subdivision	—	3,874	—	3,874
Foreign government	—	996	36	1,032
Total fixed maturity securities	3,786	75,469	1,736	80,991
Equity securities	55	22	25	102
Short-term investments	614	555	—	1,169
Derivative assets: (1)
Interest rate	—	245	—	245
Foreign currency exchange rate	—	437	12	449
Credit	—	21	6	27
Equity market	—	2,993	—	2,993
Total derivative assets	—	3,696	18	3,714
Market risk benefit assets	—	—	656	656
Separate account assets	20	88,251	—	88,271
Total assets	$4,475	$167,993	$2,435	$174,903
Liabilities
Market risk benefit liabilities	$—	$—	$10,323	$10,323
Derivative liabilities: (1)
Interest rate	—	2,209	—	2,209
Foreign currency exchange rate	—	55	—	55
Credit	—	—	—	—
Equity market	—	2,824	—	2,824
Total derivative liabilities	—	5,088	—	5,088
Embedded derivatives on index-linked annuities (2)	—	—	8,186	8,186
Total liabilities	$—	$5,088	$18,509	$23,597

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)

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
11. Fair Value (continued)
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2023.
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
11. Fair Value (continued)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)
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

					December 31, 2023			December 31, 2022			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	24.11%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.59%	-	22.50%	19.99%	-	28.45%	Increase (5)
			•	Nonperformance risk spread	0.76%	-	1.63%	(2.73)%	-	4.52%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.45%	-	1.74%	0.00%	-	1.98%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)
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
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 5) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Balance, January 1, 2022	$1,399	$220	$26	$13	$2	$36	$(6,641)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	1	—	—	—	(9)	2,743
Total realized/unrealized gains (losses) included in AOCI	(266)	(23)	(10)	—	—	17	—
Purchases (5)	933	251	5	14	—	1	—
Sales (5)	(184)	(16)	(2)	—	(2)	(9)	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(34)
Transfers into Level 3 (6)	94	33	19	—	—	—	—
Transfers out of Level 3 (6)	(184)	(101)	—	—	—	(1)	—
Balance, December 31, 2022	1,787	365	38	27	—	35	(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	—	—	(3)	—	(6)	(4,097)
Total realized/unrealized gains (losses) included in AOCI	28	5	3	—	—	(3)	—
Purchases (5)	162	85	—	2	—	4	—
Sales (5)	(116)	(22)	(2)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(157)
Transfers into Level 3 (6)	188	3	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, December 31, 2023	$1,320	$380	$36	$25	$—	$18	$(8,186)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (7)	$(2)	$—	$—	$—	$—	$(11)	$(2,929)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (7)	$3	$—	$—	$1	$—	$(1)	$2,485
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(5)	$(4,513)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2021 (7)	$(6)	$—	$—	$—	$—	$12	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2022 (7)	$(268)	$(23)	$(10)	$—	$—	$17	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2023 (7)	$11	$4	$3	$—	$—	$(3)	$—
Gains (Losses) Data for the year ended December 31, 2021:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(1)	$—	$—	$—	$—	$1	$(2,855)
Total realized/unrealized gains (losses) included in AOCI	$(7)	$—	$—	$—	$—	$12	$—
_______________

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,508	$—	$—	$20,609	$20,609
Policy loans	$1,331	$—	$518	$937	$1,455
Other invested assets	$257	$—	$245	$12	$257
Premiums, reinsurance and other receivables	$7,577	$—	$88	$7,636	$7,724
Liabilities
Policyholder account balances	$31,471	$—	$—	$30,606	$30,606
Long-term debt	$3,156	$—	$2,769	$—	$2,769
Other liabilities	$1,142	$—	$463	$679	$1,142
Separate account liabilities	$1,150	$—	$1,150	$—	$1,150

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Fair Value (continued)

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,936	$—	$—	$20,816	$20,816
Policy loans	$1,282	$—	$515	$878	$1,393
Other invested assets	$213	$—	$201	$12	$213
Premiums, reinsurance and other receivables	$6,080	$—	$89	$6,141	$6,230
Liabilities
Policyholder account balances	$31,887	$—	$—	$30,942	$30,942
Long-term debt	$3,156	$—	$2,703	$—	$2,703
Other liabilities	$943	$—	$248	$695	$943
Separate account liabilities	$1,024	$—	$1,024	$—	$1,024
12. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
			2023		2022
	Stated Interest Rate	Maturity	Face Value	Carrying Value	Face Value	Carrying Value
			(In millions)
Senior notes (1)	3.700%	2027	$757	$756	$757	$755
Senior notes (1)	5.625%	2030	615	614	615	614
Senior notes (1)	4.700%	2047	1,014	1,001	1,014	1,001
Senior notes (1)	3.850%	2051	400	397	400	396
Junior subordinated debentures (1)	6.250%	2058	375	364	375	364
Other long-term debt (2)	7.028%	2030	24	24	26	26
Total long-term debt (3)			$3,185	$3,156	$3,187	$3,156
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
(3)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $30 million and $32 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2023 and 2022, respectively.
The aggregate maturities of long-term debt at December 31, 2023 were $2 million in 2024, $3 million in each of 2025 and 2026, $761 million in 2027, $3 million in 2028, and $2.4 billion thereafter.
Unsecured senior notes rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $153 million, $153 million and $163 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Long-term Debt (continued)
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Revolving Credit Facility (as defined below) contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company’ subsidiaries. At December 31, 2023, the Company was in compliance with these financial covenants.
Senior Notes
In November 2021, BHF used the net proceeds from the issuances of the Series D Depositary Shares (as defined in Note 13) and the 2051 Senior Notes (as defined below) to repurchase $543 million principal amount of senior notes due 2027 and $136 million principal amount of senior notes due 2047. In connection with this repurchase, BHF recorded a premium of $71 million paid in excess of the debt principal and wrote off $4 million of unamortized debt issuance costs, which is included in other expenses.
In November 2021, BHF issued $400 million aggregate principal amount of senior notes due December 2051 (the “2051 Senior Notes”) for aggregate net cash proceeds of $396 million. The 2051 Senior Notes bear interest at a fixed rate of 3.850%, payable semi-annually.
Credit Facilities
Revolving Credit Facility
On April 15, 2022, BHF entered into a new revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “2022 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2022 Revolving Credit Facility refinanced and replaced BHF’s former $1.0 billion senior unsecured revolving credit facility that was scheduled to mature May 7, 2024. At December 31, 2023, there were no borrowings or letters of credit outstanding under the 2022 Revolving Credit Facility.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $15.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2023, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2023, 2022 and 2021, the Company recognized commitment fees of $21 million, $26 million and $34 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2023, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) with terms of up to three years under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.5 billion. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2023, there were no borrowings under the Repurchase Facilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	December 31,
	2023			2022
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000	14,000	14,000	14,000
Not designated	99,929,900	—	—	99,929,900	—	—
Total	100,000,000	70,100	70,100	100,000,000	70,100	70,100
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
13. Equity (continued)
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
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Years Ended December 31,
	2023		2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1,650.00	$28	$1,650.00	$28	$1,650.00	$28
B	$1,687.52	28	$1,687.52	28	$1,687.52	27
C	$1,343.76	30	$1,343.76	31	$1,474.40	34
D	$1,156.24	16	$1,262.23	17	$—	—
Total		$102		$104		$89
See Note 20 for information relating to preferred dividends declared subsequent to December 31, 2023.
Common Stock
Changes in common shares outstanding were as follows:

	Years Ended December 31,
	2023	2022	2021
Shares outstanding at beginning of year	68,278,068	77,870,072	88,211,618
Shares issued	665,146	639,980	510,919
Shares repurchased (1)	(5,439,859)	(10,231,984)	(10,852,465)
Shares outstanding at end of year	63,503,355	68,278,068	77,870,072
_______________
(1)Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
On November 16, 2023, BHF authorized the repurchase of up to $750 million of its common stock, which is in addition to the $1.2 billion total repurchases authorized in 2021. Repurchases under the November 16, 2023 authorization may be made through open market purchases, including pursuant to a 10b5-1 plan or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.
During the years ended December 31, 2023, 2022 and 2021, BHF repurchased 5,195,832 shares, 10,000,026 shares and 10,703,165 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $250 million, $488 million and $499 million, respectively. At December 31, 2023, BHF had $793 million remaining under its common stock repurchase program.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance shares, performance share units (“PSU”), or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan (the “ESPP”). The aggregate number of authorized shares available for issuance at December 31, 2023 under the Company’s various share-based compensation plans was 4,939,296. The Company issues new shares to satisfy vested RSUs and PSUs, as well as stock option exercises.
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
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
RSUs	$13	$13	$13
PSUs	15	8	9
Employee stock purchase plan	1	1	1
Total share-based compensation expense	$29	$22	$23
Income tax benefit	$6	$5	$5
At December 31, 2023, unrecognized share-based compensation and the weighted average remaining recognition period was $10 million and 0.8 years, respectively, for RSUs and $17 million and 1.1 years, respectively, for PSUs.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Performance Share Units
PSUs are units that, if vested, are multiplied by a performance factor to produce a final number of BHF common stock shares. PSUs cliff vest at the end of a three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances. For awards granted for performance periods in progress through December 31, 2023, the performance factors are based on the achievement of net cash flow to Brighthouse Holdings, LLC and statutory expense ratio targets over the respective performance period depending on year of issue.
For awards granted for performance periods in progress through December 31, 2023, the vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the performance factor at its discretion.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	628,870	$43.18	808,549	$42.30
Granted	243,136	$56.35	225,738	$58.35
Performance factor adjustment	—	$—	27,829	$35.84
Forfeited	(4,188)	$46.15	—	$—
Vested	(350,850)	$41.37	(241,939)	$35.84
Nonvested at December 31, 2023	516,968	$50.57	820,177	$48.40
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2022 and 2021, was $47.72 and $41.81, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2022 and 2021, was $48.06 and $41.26, respectively. The total fair value of RSUs that vested during each of the years ended December 31, 2023, 2022 and 2021 was $15 million. The total fair value of PSUs that vested during the years ended December 31, 2023, 2022 and 2021, was $9 million, $7 million and $4 million, respectively.
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life. At December 31, 2023, there were 187,371 stock options outstanding and exercisable with a weighted average exercise price of $53.47 and aggregate intrinsic value of $0, which expire on February 29, 2028. During the year ended December 31, 2023, there were no stock options granted, exercised, forfeited or expired. During the years ended December 31, 2022 and 2021, no stock options were granted or exercised.
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchase common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2023, 2022 and 2021, employees purchased 77,598 shares, 74,734 shares and 73,999 shares, respectively. The weighted average per share fair value of the discount under the ESPP was $9.04, $8.54 and $10.06 during the years ended December 31, 2023, 2022 and 2021, respectively, which was recorded in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Statutory Financial Information
The states of domicile of the Company’s insurance subsidiaries impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Such requirements are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). RBC is based on statutory financial statements and is calculated in a manner prescribed by the NAIC. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital (“TAC”) divided by the applicable company action level RBC. Companies below 100% of the company action level RBC are subject to corrective action. As of December 31, 2023, the annual RBC ratios for the Company’s insurance subsidiaries were each in excess of 400%.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2023	2022	2021
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(3,131)	$1,373	$(156)
New England Life Insurance Company	Massachusetts	$41	$83	$40
Statutory capital and surplus was as follows at:

	December 31,
Company	2023	2022
	(In millions)
Brighthouse Life Insurance Company	$4,623	$6,349
New England Life Insurance Company	$141	$192
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $11.0 billion and $10.7 billion for the years ended December 31, 2023 and 2022, respectively.
The statutory net income (loss) of BRCD was ($300) million, ($208) million and $543 million for the years ended December 31, 2023, 2022 and 2021, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $661 million and $696 million at December 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2024	2023	2022	2021
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company (3)	$—	$266	$—	$550
New England Life Insurance Company	$40	$84	$38	$44
______________
(1)Reflects dividend amounts that may be paid during 2024 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2024, some or all of such dividends may require regulatory approval to the extent dividends were paid in 2023.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Any payment of dividends in 2024 would be considered an extraordinary dividend subject to regulatory approval due to negative unassigned funds (surplus).
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Under New York insurance laws, Brighthouse Life Insurance Company of NY (“BHNY”) is permitted, without prior insurance regulatory clearance, to pay stockholder dividends to its parent in any calendar year based on one of two standards. Under one standard, BHNY is permitted, without prior insurance regulatory clearance, to pay dividends out of earned surplus (defined as positive “unassigned funds (surplus),” excluding 85% of the change in net unrealized capital gains or losses (less capital gains tax), for the immediately preceding calendar year), in an amount up to the greater of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains), not to exceed 30% of surplus to policyholders as of the end of the immediately preceding calendar year. In addition, under this standard, BHNY may not, without prior insurance regulatory clearance, pay any dividends in any calendar year immediately following a calendar year for which its net gain from operations, excluding realized capital gains, was negative. Under the second standard, if dividends are paid from a source other than earned surplus, BHNY may, without prior insurance regulatory clearance, pay an amount up to the lesser of: (i) 10% of its surplus to policyholders as of the end of the immediately preceding calendar year or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains). In addition, BHNY will be permitted to pay a dividend to its parent in excess of the amounts allowed under both standards only if it files notice of its intention to declare such a dividend and the amount thereof with the New York Superintendent of Financial Services (the “NY Superintendent”), and the NY Superintendent either approves the distribution of the dividend or does not disapprove the dividend within 30 days of its filing. To the extent BHNY pays a stockholder dividend, such dividend will be paid to Brighthouse Life Insurance Company, its direct parent and sole stockholder.
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, BRCD paid an extraordinary dividend in the form of the settlement of affiliated reinsurance balances of $400 million, invested assets of $197 million and cash of $3 million. During each of the years ended December 31, 2023, 2022 and 2021, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2020	$5,646	$115	$—	$—	$(45)	$5,716
Cumulative effect to change in accounting principle, net of income tax (3)	1,980	—	(2,729)	(3,180)	—	(3,929)
Balance at January 1, 2021	7,626	115	(2,729)	(3,180)	(45)	1,787
OCI before reclassifications	(2,978)	171	(634)	1,242	(3)	(2,202)
Deferred income tax benefit (expense) (4)	625	(35)	133	(261)	1	463
AOCI before reclassifications, net of income tax	5,273	251	(3,230)	(2,199)	(47)	48
Amounts reclassified from AOCI	15	(15)	—	—	(1)	(1)
Deferred income tax benefit (expense) (4)	(3)	3	—	—	—	—
Amounts reclassified from AOCI, net of income tax	12	(12)	—	—	(1)	(1)
Balance at December 31, 2021	5,285	239	(3,230)	(2,199)	(48)	47
OCI before reclassifications	(14,741)	331	2,344	4,075	(16)	(8,007)
Deferred income tax benefit (expense) (4)	3,074	(48)	(492)	(856)	4	1,682
AOCI before reclassifications, net of income tax	(6,382)	522	(1,378)	1,020	(60)	(6,278)
Amounts reclassified from AOCI	238	(22)	—	—	2	218
Deferred income tax benefit (expense) (4)	(50)	4	—	—	—	(46)
Amounts reclassified from AOCI, net of income tax	188	(18)	—	—	2	172
Balance at December 31, 2022	(6,194)	504	(1,378)	1,020	(58)	(6,106)
OCI before reclassifications	2,149	(276)	(636)	(380)	9	866
Deferred income tax benefit (expense) (4)	(451)	58	133	80	(2)	(182)
AOCI before reclassifications, net of income tax	(4,496)	286	(1,881)	720	(51)	(5,422)
Amounts reclassified from AOCI	226	(11)	—	—	7	222
Deferred income tax benefit (expense) (4)	(47)	2	—	—	(1)	(46)
Amounts reclassified from AOCI, net of income tax	179	(9)	—	—	6	176
Balance at December 31, 2023	$(4,317)	$277	$(1,881)	$720	$(45)	$(5,246)
_______________
(1)See Note 9 for information on offsets to investments related to future policy benefits.
(2)Includes OCI related to foreign currency translation and defined benefit plan gains and losses.
(3)See Notes 1 and 2 for information on the adoption of ASU 2018-12.
(4)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2023	2022	2021
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(198)	$(186)	$(4)	Net investment gains (losses)
Net unrealized investment gains (losses)	(28)	(52)	(11)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(226)	(238)	(15)
Income tax (expense) benefit	47	50	3
Net unrealized investment gains (losses), net of income tax	(179)	(188)	(12)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	5	2	Net derivative gains (losses)
Interest rate swaps	3	4	3	Net investment income
Foreign currency swaps	7	13	10	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	11	22	15
Income tax (expense) benefit	(2)	(4)	(3)
Gains (losses) on cash flow hedges, net of income tax	9	18	12
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(7)	(2)	1
Amortization of defined benefit plans, before income tax	(7)	(2)	1
Income tax (expense) benefit	1	—	—
Amortization of defined benefit plans, net of income tax	(6)	(2)	1
Total reclassifications, net of income tax	$(176)	$(172)	$1
14. Other Revenues and Other Expenses
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
Other revenues consisted primarily of 12b-1 fees of $266 million, $292 million and $360 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Compensation	$418	$351	$385
Contracted services and other labor costs	312	296	280
Transition services agreements	32	58	124
Establishment costs	—	66	98
Premium and other taxes, licenses and fees	61	54	52
Separate account fees	366	407	508
Volume related costs, excluding compensation, net of DAC capitalization	540	513	681
Interest expense on debt	153	153	163
Debt repayment costs	—	—	75
Other	95	187	83
Total other expenses	$1,977	$2,085	$2,449
Capitalization of DAC
See Note 7 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 12 for attribution of interest expense by debt issuance.
15. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2023, 2022 and 2021, the total employer contributions for the qualified defined contribution plan were $19 million, $18 million and $18 million, respectively, and the total (benefit) expense recognition for the non-qualified defined contribution plans were $9 million, ($2) million and $9 million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $129 million and $128 million at December 31, 2023 and 2022, respectively. This plan was fully funded at December 31, 2023 and 2022 with assets in excess of the accumulated benefit obligation of $5 million and $3 million, respectively. The Company did not make any employer contributions to this qualified plan during 2023 or 2022.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $83 million and $82 million at December 31, 2023 and 2022, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $57 million and $56 million at December 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Employee Benefit Plans (continued)
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife, whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. BHF established a receivable in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable under the EMA for future total estimated benefit payments, claims and premiums was $155 million and $174 million at December 31, 2023 and 2022, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
16. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$7	$(65)	$32
State and local	12	12	12
Subtotal	19	(53)	44
Deferred:
Federal	(386)	901	317
Provision for income tax expense (benefit)	$(367)	$848	$361
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Tax provision at statutory rate	$(310)	$994	$422
Tax effect of:
Resolution of prior years	—	(76)	(4)
Dividends received deduction	(34)	(36)	(37)
Tax credits	(9)	(20)	(16)
Change in uncertain tax benefits	—	(15)	7
Return to provision	(5)	(6)	14
Adjustments to deferred tax	—	(2)	(56)
Change in valuation allowance	(18)	—	18
State tax, net of federal benefit	9	10	9
Other, net	—	(1)	4
Provision for income tax expense (benefit)	$(367)	$848	$361
Effective tax rate	25%	18%	18%

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2023	2022
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$1,074	$1,513
Net operating loss carryforwards	1,845	1,247
Investments, including derivatives	213	360
Tax credit carryforwards	190	183
Employee benefits	29	13
Intangibles	64	52
Other	—	29
Total deferred income tax assets	3,415	3,397
Less: Valuation allowance	1	19
Total net deferred income tax assets	3,414	3,378
Deferred income tax liabilities:
Policyholder liabilities and receivables	863	954
DAC	657	688
Other	1	—
Total deferred income tax liabilities	1,521	1,642
Net deferred income tax asset (liability)	$1,893	$1,736
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2023.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$2,011
Indefinite	6,774
$8,785
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2023.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2024-2028	$—	$44
2029-2033	—	122
2034-2038	20	—
2039-2043	5	—
Indefinite	—	—
	$25	$166

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Income Tax (continued)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$19	$35	$35
Additions for tax positions of prior years	—	6	—
Reductions for tax positions of prior years	—	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	—	(22)	—
Balance at December 31,	$19	$19	$35
Unrecognized tax benefits that, if recognized would impact the effective rate	$19	$19	$35
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2023, 2022 and 2021.
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
Tax Sharing Agreements
For the periods prior to the Separation, BHF and certain of its subsidiaries filed a consolidated federal income tax return with MetLife and its insurance and non-insurance subsidiaries. Current taxes (and the benefits of tax attributes such as losses) are allocated to BHF, and its includable subsidiaries, under a tax sharing agreement with MetLife. This tax sharing agreement states that federal taxes are computed on a modified separate return basis with benefits for losses.
For periods after the Separation through the year ended December 31, 2022, BHF entered into two separate tax sharing agreements. Brighthouse Life Insurance Company, BHNY and BRCD entered into a tax sharing agreement to join a consolidated federal income tax return. BHF and certain of its non-insurance subsidiaries entered into a tax sharing agreement to join a consolidated federal income tax return. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses. NELICO and the non-insurance subsidiaries of Brighthouse Life Insurance Company filed their own federal income tax returns.
BHF and certain of its subsidiaries, including its insurance and reinsurance subsidiaries, intend to file a consolidated federal income tax return for the year ended December 31, 2023 and future years. In furtherance thereof, such parties intend to join a single tax sharing agreement, pursuant to which federal taxes are computed on a modified separate return basis with benefits for losses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Income Tax (continued)
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive, as partial consideration for its contribution of assets to BHF, future payments from BHF equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or is deemed to, realize as a result of the utilization of Brighthouse Financial, Inc. and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2023 and 2022, reported in other liabilities.
The Company also entered into a tax separation agreement with MetLife. Among other things, the tax separation agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The tax separation agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2023 and 2022, MetLife paid Brighthouse Financial $0 and $7 million, respectively, and for the year ended December 31, 2021, Brighthouse Financial paid MetLife $81 million, under the tax separation agreement. At December 31, 2023 and 2022, there was a current income tax receivable of $21 million and $19 million, respectively, related to this agreement.
17. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(1,214)	$3,775	$1,554

Weighted average common shares outstanding — basic	66,013,645	72,970,249	83,783,664
Dilutive effect of share-based awards	—	610,919	682,493
Weighted average common shares outstanding — diluted	66,013,645	73,581,168	84,466,157

Earnings per common share:
Basic	$(18.39)	$51.73	$18.54
Diluted	$(18.39)	$51.30	$18.39
For the year ended December 31, 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
For the years ended December 31, 2022 and 2021, weighted average shares used for calculating diluted earnings per common share excludes 187,371 of out-of-the-money stock options, as the inclusion of such shares would be antidilutive to the earnings per common share calculation due to the average share price for the years ended December 31, 2022 and 2021. See Note 13 for further information on share-based compensation plans.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
18. Contingencies, Commitments and Guarantees
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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2023.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
18. Contingencies, Commitments and Guarantees (continued)
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
18. Contingencies, Commitments and Guarantees (continued)
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
In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and, in certain of such matters, the counterparty has made a request to arbitrate. For tax-related matters, this has involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. As of December 31, 2023, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $200 million for the aforementioned matters. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the second quarter of 2022, the Company settled a reinsurance-related matter with a third party for $140 million, which is reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $377 million and $247 million at December 31, 2023 and 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.9 billion at December 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
18. Contingencies, Commitments and Guarantees (continued)
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
The Company’s recorded liabilities were $1 million at both December 31, 2023 and 2022 for indemnities, guarantees and commitments.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
19. Quarterly Results of Operations (Unaudited)
As described in Note 1, the Company adopted LDTI effective January 1, 2023. LDTI resulted in significant changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. The transition date was January 1, 2021. MRB changes were required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization were applied to existing carrying amounts on the transition date. The unaudited quarterly results of operations for 2023 and 2022, which include the impacts of LDTI, are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2023
Total revenues	$1,284	$263	$1,170	$1,400
Total expenses	$1,937	$500	$580	$2,574
Net income (loss)	$(497)	$(175)	$481	$(916)
Less: Net income (loss) attributable to noncontrolling interests	$2	$—	$2	$1
Net income (loss) attributable to Brighthouse Financial, Inc.	$(499)	$(175)	$479	$(917)
Less: Preferred stock dividends	$26	$25	$26	$25
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(525)	$(200)	$453	$(942)
Basic earnings per common share (1)	$(7.72)	$(3.01)	$6.92	$(14.70)
Diluted earnings per common share (1)	$(7.72)	$(3.01)	$6.89	$(14.70)
2022
Total revenues	$2,013	$3,866	$1,121	$(127)
Total expenses	$10	$1,689	$609	$(167)
Net income (loss)	$1,587	$1,745	$415	$137
Less: Net income (loss) attributable to noncontrolling interests	$2	$—	$2	$1
Net income (loss) attributable to Brighthouse Financial, Inc.	$1,585	$1,745	$413	$136
Less: Preferred stock dividends	$27	$26	$25	$26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$1,558	$1,719	$388	$110
Basic earnings per common share (1)	$20.27	$23.04	$5.42	$1.61
Diluted earnings per common share (1)	$20.11	$22.91	$5.39	$1.59
_______________
(1)See Note 17 for additional information on the calculation of EPS.
20. Subsequent Event
Preferred Stock Dividend
On February 15, 2024, BHF declared a dividend of $412.50 per share on its Series A Preferred Stock, $421.88 per share on its Series B Preferred Stock, $335.94 per share on its Series C Preferred Stock and $289.06 per share on its Series D Preferred Stock for a total of $26 million, which will be paid on March 25, 2024 to stockholders of record as of March 10, 2024.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2023
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$8,656	$8,419	$8,419
State and political subdivision	4,019	3,874	3,874
Public utilities	3,795	3,470	3,470
Foreign government	1,077	1,032	1,032
All other corporate bonds	47,426	43,569	43,569
Total bonds	64,973	60,364	60,364
Mortgage-backed and asset-backed securities	21,736	20,246	20,246
Redeemable preferred stock	422	381	381
Total fixed maturity securities	87,131	80,991	80,991
Equity securities:
Non-redeemable preferred stock	33	33	33
Common stock:
Industrial, miscellaneous and all other	63	67	67
Banks, trust and insurance companies	—	—	—
Public utilities	—	2	2
Total equity securities	96	102	102
Mortgage loans	22,508		22,508
Policy loans	1,331		1,331
Limited partnerships and LLCs	4,946		4,946
Short-term investments	1,169		1,169
Other invested assets	4,409		4,409
Total investments	$121,590		$115,456
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

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2023 and 2022
(In millions, except share and per share data)

	2023	2022
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $106 and $0, respectively; allowance for credit losses of $0 and $0, respectively)	$106	$—
Short-term investments, principally at estimated fair value	580	763
Investment in subsidiary	7,710	8,297
Total investments	8,396	9,060
Cash and cash equivalents	512	224
Premiums and other receivables	175	200
Current income tax recoverable	78	3
Deferred income tax asset	—	33
Other assets	5	5
Total assets	$9,166	$9,525
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$3,859	$3,643
Deferred income tax liability	17	—
Other liabilities	347	349
Total liabilities	4,223	3,992
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 122,818,568 and 122,153,422 shares issued, respectively; 63,503,355 and 68,278,068 shares outstanding, respectively	1	1
Additional paid-in capital	14,004	14,075
Retained earnings (deficit)	(1,507)	(395)
Treasury stock, at cost; 59,315,213 and 53,875,354 shares, respectively	(2,309)	(2,042)
Accumulated other comprehensive income (loss)	(5,246)	(6,106)
Total stockholders’ equity	4,943	5,533
Total liabilities and stockholders’ equity	$9,166	$9,525
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Condensed Statements of Operations
Revenues
Net investment income	$38	$14	$1
Other revenues	—	(3)	13
Net investment gains (losses)	—	(2)	2
Net derivative gains (losses)	10	(7)	2
Total revenues	48	2	18
Expenses
Debt repayment costs	—	—	77
Other expenses	192	168	179
Total expenses	192	168	256
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(144)	(166)	(238)
Provision for income tax expense (benefit)	(30)	(35)	(50)
Income (loss) before equity in earnings (losses) of subsidiaries	(114)	(131)	(188)
Equity in earnings (losses) of subsidiaries	(998)	4,010	1,831
Net income (loss)	(1,112)	3,879	1,643
Less: Preferred stock dividends	102	104	89
Net income (loss) available to common shareholders	$(1,214)	$3,775	$1,554
Comprehensive income (loss)	$(252)	$(2,274)	$(97)
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$(1,112)	$3,879	$1,643
Equity in (earnings) losses of subsidiaries	998	(4,010)	(1,831)
Distributions from subsidiary	350	—	310
Other, net	(24)	2	122
Net cash provided by (used in) operating activities	212	(129)	244
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	—	—	46
Purchases of fixed maturity securities	(106)	—	—
Cash received in connection with freestanding derivatives	30	41	7
Cash paid in connection with freestanding derivatives	(6)	(5)	(2)
Net change in short-term investments	211	408	162
Net cash provided by (used in) investing activities	129	444	213
Cash flows from financing activities
Long-term and short-term debt issued	753	961	1,464
Long-term and short-term debt repaid	(439)	(811)	(1,484)
Debt repayment costs	—	—	(71)
Preferred stock issued, net of issuance costs	—	—	339
Dividends on preferred stock	(102)	(104)	(89)
Treasury stock acquired in connection with share repurchases	(250)	(488)	(499)
Financing element on certain derivative instruments and other derivative related transactions, net	(1)	(7)	—
Other, net	(14)	(14)	(7)
Net cash provided by (used in) financing activities	(53)	(463)	(347)
Change in cash and cash equivalents	288	(148)	110
Cash and cash equivalents, beginning of year	224	372	262
Cash and cash equivalents, end of year	$512	$224	$372
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$176	$155	$158
Income tax	$(6)	$(24)	$(86)
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
Certain amounts in the prior years’ condensed financial statements of the Parent Company have changed. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the adoption of new guidance on long-duration contracts as of January 1, 2023.
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
2. Investment in Subsidiary
During the year ended December 31, 2023, BHF received cash distributions of $350 million and non-cash distributions of $100 million from Brighthouse Holdings, LLC (“BH Holdings”) and did not make any capital contributions to BH Holdings. Cash distributions received during the year ended December 31, 2023 primarily related to $266 million of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings. The non-cash distributions received related to reductions of short-term intercompany loans of $50 million from Brighthouse Services, LLC to BH Holdings (which was then contributed to BHF) and an additional $50 million from BH Holdings to BHF.
During the year ended December 31, 2022, BHF received non-cash distributions of $350 million from BH Holdings and did not make any capital contributions to BH Holdings. The non-cash distributions received related to reductions of short-term intercompany loans of $250 million from Brighthouse Services, LLC to BH Holdings (which was then contributed to BHF) and an additional $100 million from BH Holdings to BHF.
During the year ended December 31, 2021, BHF received cash distributions of $310 million from BH Holdings and did not make any capital contributions to BH Holdings. Distributions received during the year ended December 31, 2021 primarily related to $550 million of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2023	2022
			(In millions)
Senior notes — unaffiliated	3.700%	2027	$756	$755
Senior notes — unaffiliated	5.625%	2030	614	614
Senior notes — unaffiliated	4.700%	2047	1,001	1,001
Senior notes — unaffiliated	3.850%	2051	397	396
Junior subordinated debentures — unaffiliated	6.250%	2058	364	364
Total long-term debt (1)			3,132	3,130
Short-term intercompany loans			727	513
Total long-term and short-term debt (1)			$3,859	$3,643
_______________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $30 million and $32 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)

The aggregate maturities of long-term and short-term debt at December 31, 2023 were $727 million in 2024, $0 in each of 2025 and 2026, $757 million in 2027, $0 in 2028, and $2.4 billion thereafter.
Interest expense related to long-term and short-term debt of $178 million, $155 million and $159 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in other expenses.
Senior Notes and Junior Subordinated Debentures
See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.
Credit Facilities
See Note 12 of the Notes to the Consolidated Financial Statements for information regarding BHF’s credit facilities.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2023, 2022 and 2021, BHF borrowed $753 million, $1.0 billion and $1.1 billion, respectively, from certain of its non-insurance subsidiaries and repaid $439 million, $811 million and $805 million of such borrowings during the years ended December 31, 2023, 2022 and 2021, respectively. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2023, 2022 and 2021 was 4.73%, 3.73% and 0.05%, respectively.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During the years ended December 31, 2023, 2022 and 2021, there were no borrowings or repayments by BHF under these facilities.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2023 and 2022
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2023
Annuities	$4,111	$4,024	$60,929	$—	$67
Life	758	6,549	2,856	11	356
Run-off	3	19,421	6,694	—	612
Corporate & Other	—	6,411	10,589	5	—
Total	$4,872	$36,405	$81,068	$16	$1,035
2022
Annuities	$4,234	$3,780	$53,410	$—	$74
Life	846	6,266	3,021	10	356
Run-off	4	18,688	6,933	—	488
Corporate & Other	—	6,861	10,163	5	—
Total	$5,084	$35,595	$73,527	$15	$918
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2023, 2022 and 2021
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2023
Annuities	$1,875	$2,546	$1,534	$516	$1,391
Life	775	431	991	104	203
Run-off	473	1,115	1,588	—	167
Corporate & Other	—	572	388	—	216
Total	$3,123	$4,664	$4,501	$620	$1,977
2022
Annuities	$1,831	$2,240	$1,277	$515	$1,417
Life	756	438	875	114	130
Run-off	510	1,146	1,216	—	293
Corporate & Other	—	314	163	—	245
Total	$3,097	$4,138	$3,531	$629	$2,085
2021
Annuities	$2,297	$2,207	$1,147	$513	$1,654
Life	903	696	894	124	193
Run-off	487	1,900	1,953	—	191
Corporate & Other	—	78	21	—	411
Total	$3,687	$4,881	$4,015	$637	$2,449
_______________
(1)See Note 3 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2023, 2022 and 2021
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2023
Life insurance in-force	$489,313	$134,682	$6,127	$360,758	1.7%
Insurance premium
Life insurance (1)	$1,294	$489	$14	$819	1.7%
Accident & health insurance	205	196	—	9	—%
Total insurance premium	$1,499	$685	$14	$828	1.7%
2022
Life insurance in-force	$502,679	$144,647	$6,578	$364,610	1.8%
Insurance premium
Life insurance (1)	$1,157	$505	$6	$658	0.9%
Accident & health insurance	202	198	—	4	—%
Total insurance premium	$1,359	$703	$6	$662	0.9%
2021
Life insurance in-force	$524,398	$152,764	$7,341	$378,975	1.9%
Insurance premium
Life insurance (1)	$1,230	$516	$(12)	$702	(1.7)%
Accident & health insurance	210	205	—	5	—%
Total insurance premium	$1,440	$721	$(12)	$707	(1.7)%
_______________
(1)Includes annuities with life contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 22, 2024

Item 9B. Other Information
Director and Officer 10b5-1 Plans
During the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2024 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2024 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2024 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2024 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”
2.Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”
3.Exhibits: See “Exhibit Index.”
Item 16. Form 10-K Summary
None.

GLOSSARY
Glossary of Selected Financial Terms

Account value	The amount of money in a policyholder’s account. The value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Adjusted earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Alternative investments	General account investments in other limited partnership interests.
Assets under management (“AUM”)	General account investments and separate account assets.
Conditional tail expectation (“CTE”)	A statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities, which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst “x%” of scenarios. Represented as CTE (100 less x). Example: CTE70 represents the worst thirty percent of scenarios and CTE98 represents the worst two percent of scenarios.
Credit loss on investments	The difference between the amortized cost of the security and the present value of the cash flows expected to be collected that is attributed to credit risk, is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, or if deemed uncollectible, as a permanent write-off of book value.
Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and renewal insurance and annuity contracts and which have been deferred on the balance sheet as an asset.
Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
General account assets	All insurance company assets not allocated to separate accounts.
Invested assets	General account investments in fixed maturity securities, equity securities, mortgage loans, policy loans, other limited partnership interests, real estate limited partnerships and limited liability companies, short-term investments and other invested assets.
Investment Hedge Adjustments	Earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
Market Value Adjustments	Amounts associated with the change in fair value of the crediting rate on experience-rated contracts
Net amount at risk (“NAR”)	Represents the difference between a claim amount payable if a specific event occurs and the amount set aside to support the claim. The calculation of NAR can differ by policy type or guarantee.
Net investment spread	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP and Other Financial Disclosures.”
Normalized statutory earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Normalized Statutory Earnings.”
Reinsurance	Insurance that an insurance company buys for its own protection. Reinsurance enables an insurance company to expand its capacity, stabilize its underwriting results, or finance its expanding volume.
Risk-based capital (“RBC”) ratio	The risk-based capital ratio is a method of measuring an insurance company’s capital, taking into consideration its relative size and risk profile, in order to ensure compliance with minimum regulatory capital requirements set by the National Association of Insurance Commissioners. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
Total adjusted capital (“TAC”)	Total adjusted capital primarily consists of statutory capital and surplus, as well as the statutory asset valuation reserve. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
Value of business acquired (“VOBA”)	Present value of projected future gross profits from in-force policies of acquired businesses.

Glossary of Product Terms

Accumulation phase
The phase of a variable annuity contract during which assets accumulate based on the policyholder’s lump sum payment or periodic deposits and reinvested interest, capital gains and dividends that are generally tax-deferred.

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

Benefit Base	A notional amount (not actual cash value) used to calculate the owner’s guaranteed benefits within an annuity contract. The death benefit and living benefit within the same contract may not have the same Benefit Base.
Cash surrender value	The amount an insurance company pays (minus any surrender charge) to the variable annuity owner when the contract is voluntarily terminated prematurely.
Deferred annuity	An annuity purchased with premiums paid either over a period of years or as a lump sum, for which savings accumulate prior to annuitization or surrender, and upon annuitization, such savings are exchanged for either a future lump sum payment or periodic payments for a specified period of time or for a lifetime.
Deferred income annuity (“DIA”)	An annuity that provides a pension-like stream of income payments after a specified deferral period.
Dollar-for-dollar withdrawal	A method of calculating the reduction of a variable annuity Benefit Base after a withdrawal in which the benefit is reduced by one dollar for every dollar withdrawn.
Enhanced death benefit (“EDB”)	An optional benefit that locks in investment gains annually, or every few years, or pays a minimum stated interest rate on purchase payments to the beneficiary.
Fixed annuity	An annuity that guarantees a set annual rate of return with interest at rates we determine, subject to specified minimums. Credited interest rates are guaranteed not to change for certain limited periods of time.
Future policy benefits	Future policy benefits for the annuities business are comprised mainly of liabilities for life contingent income annuities, and liabilities for the variable annuity guaranteed minimum benefits accounted for as insurance.
Guaranteed minimum accumulation benefits (“GMAB”)
An optional benefit (available for an additional cost) which entitles an annuitant to a minimum payment, typically in a lump sum, after a set period of time, typically referred to as the accumulation period. The minimum payment is based on the Benefit Base, which could be greater than the underlying account value.

Guaranteed minimum death benefits (“GMDB”)	An optional benefit (available for an additional cost) that guarantees an annuitant’s beneficiaries are entitled to a minimum payment based on the Benefit Base, which could be greater than the underlying account value, upon the death of the annuitant.
Guaranteed minimum income benefits (“GMIB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to annuitize the policy and receive a minimum payment stream based on the Benefit Base, which could be greater than the underlying account value.
Guaranteed minimum living benefits (“GMLB”)	A reference to all forms of guaranteed minimum living benefits, including GMIBs, GMWBs and GMABs (does not include GMDBs).
Guaranteed minimum withdrawal benefits (“GMWB”)	An optional benefit (available for an additional cost) where an annuitant is entitled to withdraw a maximum amount of their Benefit Base each year, for which cumulative payments to the annuitant could be greater than the underlying account value.
Guaranteed minimum benefits (“GMxB”)	A general reference to all forms of guaranteed minimum benefits, inclusive of living benefits and death benefits.

Immediate annuity	An annuity for which the owner pays a lump sum payment and receives periodic payments immediately or soon after purchase.

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

3.1	Restated Certificate of Incorporation of Brighthouse Financial, Inc., dated July 11, 2023 is incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.
3.2	Amended and Restated Bylaws of Brighthouse Financial, Inc., effective June 9, 2023, is incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on June 13, 2023.
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

4.3.2
Second Supplemental Indenture, dated as of November 22, 2021, between Brighthouse Financial, Inc. and U.S. Bank National Association, as Trustee, is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 22, 2021 (our “November 22, 2021 8-K”).

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

4.7	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.6.1).
4.8	Series A Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on March 25, 2019 (our “March 25, 2019 8-K”).
4.9	Series B Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 21, 2020 (our “May 21, 2020 8-K”).
4.10	Series C Certificate of Designations, is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 20, 2020 (our “November 20, 2020 8-K”).
4.11	Series D Certificate of Designations, is incorporated by reference to Exhibit 4.4 to our November 22, 2021 8-K.
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

10.6#
Amended and Restated Brighthouse Services, LLC Short-Term Incentive Plan, amended as of February 21, 2020, is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K, filed on February 26, 2020 (our “2019 Annual Report”).

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

10.7.3#	Amendment Number Three to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.7.3 to our 2020 Annual Report.
10.7.4#	Amendment Number Four to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan, is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.
10.8#	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”), is incorporated by reference to Exhibit 10.10 to our 2019 Annual Report.
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

10.20#	Brighthouse Financial Blue Relocation Policy, as restated July 1, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.
10.21#	Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019.
10.21.1#
Amendment Number One to the Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.

10.22#	Brighthouse Services, LLC Change of Control Severance Pay Plan, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018.
10.22.1#	Amendment Number One to the Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.
10.23#	Brighthouse Services, LLC Limited Death Benefit Plan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 23, 2019.
10.24#	Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10.32 to our 2019 Annual Report.
10.24.1#
Amendment Number One to the Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.

10.25#	Summary of Brighthouse Services, LLC ICOLI Supplemental Death Benefit Only Plan is incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K, filed on February 23, 2023.
21.1*	List of Subsidiaries as of December 31, 2023.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Brighthouse Financial, Inc. Accounting Restatement Compensation Recovery Policy.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:	/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Eric T. Steigerwalt
/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Edward A. Spehar
/s/ Kristine H. Toscano	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Kristine H. Toscano
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 22, 2024
C. Edward Chaplin
/s/ Stephen C. Hooley	Director	February 22, 2024
Stephen C. Hooley
/s/ Carol D. Juel	Director	February 22, 2024
Carol D. Juel
/s/ Eileen A. Mallesch	Director	February 22, 2024
Eileen A. Mallesch
/s/ Diane E. Offereins	Director	February 22, 2024
Diane E. Offereins
/s/ Paul M. Wetzel	Director	February 22, 2024
Paul M. Wetzel