Form 10-Q
period 2024-03-31
Brighthouse Financial, Inc.
filed 2024-05-08
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 3, 2024, 62,111,288 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2024 (Unaudited) and December 31, 2023 and for the Three Months Ended March 31, 2024 and 2023 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	10
	Note 4 — Market Risk Benefits	14
	Note 5 — Separate Accounts	14
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	16
	Note 7 — Investments	17
	Note 8 — Derivatives	29
	Note 9 — Fair Value	34
	Note 10 — Equity	43
	Note 11 — Other Revenues and Other Expenses	45
	Note 12 — Earnings Per Common Share	46
	Note 13 — Contingencies, Commitments and Guarantees	47
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	87
Item 4.	Controls and Procedures	87

Part II — Other Information
Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 5.	Other Information	89
Item 6.	Exhibits	90

Signature		91

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,555 and $87,131, respectively; allowance for credit losses of $27 and $21, respectively)	$80,474	$80,991
Equity securities, at estimated fair value	86	102
Mortgage loans (net of allowance for credit losses of $142 and $137, respectively)	22,670	22,508
Policy loans	1,651	1,331
Limited partnerships and limited liability companies	4,920	4,946
Short-term investments, principally at estimated fair value	1,347	1,169
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $12 and $13, respectively)	4,746	4,409
Total investments	115,894	115,456
Cash and cash equivalents	3,823	3,851
Accrued investment income	1,297	1,183
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,234	19,761
Deferred policy acquisition costs and value of business acquired	4,829	4,872
Current income tax recoverable	28	27
Deferred income tax asset	2,063	1,893
Market risk benefit assets	839	656
Other assets	349	370
Separate account assets	90,332	88,271
Total assets	$239,688	$236,340
Liabilities and Equity
Liabilities
Future policy benefits	$32,245	$32,569
Policyholder account balances	84,159	81,068
Market risk benefit liabilities	8,964	10,323
Other policy-related balances	3,798	3,836
Payables for collateral under securities loaned and other transactions	3,653	3,670
Long-term debt	3,155	3,156
Other liabilities	9,122	8,439
Separate account liabilities	90,332	88,271
Total liabilities	235,428	231,332
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 123,398,227 and 122,818,568 shares issued, respectively; 62,595,426 and 63,503,355 shares outstanding, respectively	1	1
Additional paid-in capital	13,989	14,004
Retained earnings (deficit)	(2,000)	(1,507)
Treasury stock, at cost; 60,802,801 and 59,315,213 shares, respectively	(2,382)	(2,309)
Accumulated other comprehensive income (loss)	(5,413)	(5,246)
Total Brighthouse Financial, Inc.’s stockholders’ equity	4,195	4,943
Noncontrolling interests	65	65
Total equity	4,260	5,008
Total liabilities and equity	$239,688	$236,340
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums	$202	$197
Universal life and investment-type product policy fees	436	606
Net investment income	1,254	1,059
Other revenues	145	93
Net investment gains (losses)	(42)	(96)
Net derivative gains (losses)	(1,921)	(575)
Total revenues	74	1,284
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	968	687
Interest credited to policyholder account balances	502	422
Amortization of deferred policy acquisition costs and value of business acquired	151	156
Change in market risk benefits	(1,440)	194
Other expenses	507	478
Total expenses	688	1,937
Income (loss) before provision for income tax	(614)	(653)
Provision for income tax expense (benefit)	(123)	(156)
Net income (loss)	(491)	(497)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(493)	(499)
Less: Preferred stock dividends	26	26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(519)	$(525)
Comprehensive income (loss)	$(658)	$321
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(660)	$319

Earnings per common share
Basic	$(8.22)	$(7.72)
Diluted	$(8.22)	$(7.72)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	11		(11)		—		—
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(493)			(493)	2	(491)
Other comprehensive income (loss), net of income tax						(167)	(167)		(167)
Balance at March 31, 2024	$—	$1	$13,989	$(2,000)	$(2,382)	$(5,413)	$4,195	$65	$4,260

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	5		(15)		(10)		(10)
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(499)			(499)	2	(497)
Other comprehensive income (loss), net of income tax						818	818		818
Balance at March 31, 2023	$—	$1	$14,054	$(894)	$(2,119)	$(5,288)	$5,754	$65	$5,819
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(530)	$(500)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	2,277	1,474
Equity securities	24	2
Mortgage loans	281	262
Limited partnerships and limited liability companies	78	37
Purchases of:
Fixed maturity securities	(2,438)	(1,840)
Equity securities	(1)	(5)
Mortgage loans	(448)	(173)
Limited partnerships and limited liability companies	(79)	(121)
Cash received in connection with freestanding derivatives	3,564	1,106
Cash paid in connection with freestanding derivatives	(3,174)	(1,758)
Net change in policy loans	(320)	9
Net change in short-term investments	(187)	(299)
Net change in other invested assets	(202)	(19)
Net cash provided by (used in) investing activities	(625)	(1,325)
Cash flows from financing activities
Policyholder account balances:
Deposits	7,814	6,864
Withdrawals	(6,447)	(5,298)
Net change in payables for collateral under securities loaned and other transactions	(17)	(159)
Dividends on preferred stock	(26)	(26)
Treasury stock acquired in connection with share repurchases	(62)	(62)
Financing element on certain derivative instruments and other derivative related transactions, net	(122)	91
Other, net	(13)	(15)
Net cash provided by (used in) financing activities	1,127	1,395
Change in cash, cash equivalents and restricted cash	(28)	(430)
Cash, cash equivalents and restricted cash, beginning of period	3,851	4,115
Cash, cash equivalents and restricted cash, end of period	$3,823	$3,685
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$6	$6
Income tax	$4	$(9)
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2023 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2023 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2024.
Future Adoption of New Accounting Pronouncements
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
Run-off
The Run-off segment consists primarily of products that are no longer actively sold and are separately managed, including universal life with secondary guarantees (“ULSG”), structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends. The Company uses the term “adjusted loss” throughout this report to refer to negative adjusted earnings values.
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
The following are significant items excluded from total expenses in calculating adjusted earnings:
•Change in market risk benefits (“MRB”); and
•Change in fair value of the crediting rate on experience-rated contracts (“Market Value Adjustments”).

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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$385	$(46)	$(432)	$11	$(82)
Provision for income tax expense (benefit)	72	(10)	(91)	17	(12)
Post-tax adjusted earnings (loss)	313	(36)	(341)	(6)	(70)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings (loss)	$313	$(36)	$(341)	$(34)	(98)
Adjustments for:
Net investment gains (losses)					(42)
Net derivative gains (losses), excluding investment hedge adjustments of $13					(1,934)
Change in market risk benefits					1,440
Market value adjustments					4
Provision for income tax (expense) benefit					111
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(519)

Interest revenue	$676	$107	$316	$168
Interest expense	$—	$—	$—	$38

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$387	$—	$(134)	$5	$258
Provision for income tax expense (benefit)	73	(1)	(28)	(9)	35
Post-tax adjusted earnings (loss)	314	1	(106)	14	223
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings (loss)	$314	$1	$(106)	$(14)	195
Adjustments for:
Net investment gains (losses)					(96)
Net derivative gains (losses), excluding investment hedge adjustments of $38					(613)
Change in market risk benefits					(194)
Market value adjustments					(8)
Provision for income tax (expense) benefit					191
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(525)

Interest revenue	$594	$100	$254	$149
Interest expense	$—	$—	$—	$38
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Annuities	$1,304	$1,170
Life	217	304
Run-off	356	380
Corporate & Other	173	139
Adjustments	(1,976)	(709)
Total	$74	$1,284
Total assets by segment, as well as Corporate & Other, were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Annuities	$164,075	$160,775
Life	25,824	25,504
Run-off	26,507	26,828
Corporate & Other	23,282	23,233
Total	$239,688	$236,340

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,974	$—	$—	$2,871	$—	$—
Beginning balance at original discount rate	3,234	—	—	3,212	—	—
Effect of model refinements	1	—	—	—	—	—
Effect of actual variances from expected experience	(7)	—	—	(9)	—	—
Adjusted beginning of period balance	3,228	—	—	3,203	—	—
Issuances	24	—	—	24	—	—
Interest accrual	29	—	—	28	—	—
Net premiums collected	(92)	—	—	(90)	—	—
Ending balance at original discount rate	3,189	—	—	3,165	—	—
Effect of changes in discount rate assumptions	(308)	—	—	(270)	—	—
Balance, end of period	$2,881	$—	$—	$2,895	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793
Beginning balance at original discount rate	6,023	4,031	7,085	5,922	3,897	7,410
Effect of model refinements	1	—	—	—	—	—
Effect of actual variances from expected experience	(5)	4	(2)	(9)	(31)	(31)
Adjusted beginning of period balance	6,019	4,035	7,083	5,913	3,866	7,379
Issuances	25	99	—	24	78	—
Interest accrual	55	38	77	54	36	80
Benefit payments	(153)	(104)	(147)	(131)	(89)	(146)
Ending balance at original discount rate	5,946	4,068	7,013	5,860	3,891	7,313
Effect of changes in discount rate assumptions	(619)	(351)	(576)	(501)	(287)	(385)
Balance, end of period	$5,327	$3,717	$6,437	$5,359	$3,604	$6,928
Net liability for future policy benefits, end of period	$2,446	$3,717	$6,437	$2,464	$3,604	$6,928
Less: Reinsurance recoverable, end of period	38	30	62	43	26	69
Net liability for future policy benefits, after reinsurance recoverable	$2,408	$3,687	$6,375	$2,421	$3,578	$6,859
Weighted-average duration of liability	8.7 years	8.1 years	11.6 years	8.4 years	8.4 years	11.6 years
Weighted-average interest accretion rate	3.94%	3.99%	4.46%	3.96%	3.87%	4.46%
Current discount rate	5.24%	5.24%	5.32%	4.90%	4.92%	5.00%
Gross premiums or assessments recognized during period	$140	$123	$—	$153	$102	$—
Expected future gross premiums, undiscounted	$6,057	$—	$—	$6,618	$—	$—
Expected future gross premiums, discounted	$4,553	$—	$—	$4,905	$—	$—
Expected future benefit payments, undiscounted	$8,232	$5,765	$13,622	$8,099	$5,375	$14,224
Expected future benefit payments, discounted	$5,946	$4,068	$7,013	$5,860	$3,891	$7,313

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	7,784	7,175
Effect of actual variances from expected experience	40	34
Adjusted beginning of period balance	7,824	7,209
Interest accrual	94	87
Net assessments collected	103	101
Benefit payments	(115)	(103)
Ending balance before the effect of unrealized gains and losses	7,906	7,294
Effect of unrealized gains and losses	(220)	(171)
Balance, end of period	7,686	7,123
Less: Reinsurance recoverable, end of period	1,447	1,397
Net additional liability, after reinsurance recoverable	$6,239	$5,726
Weighted-average duration of liability	6.7 years	6.7 years
Weighted-average interest accretion rate	4.93%	4.91%
Gross assessments recognized during period	$254	$256
A reconciliation of the net LFPBs for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,286	$20,119
Long-term care insurance (1)	5,375	5,763
ULSG liabilities, including liability for profits followed by losses	2,591	2,654
Participating whole life insurance (2)	3,128	2,986
Deferred profit liabilities	480	373
Other	385	391
Total liability for future policy benefits	$32,245	$32,286
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2024 and 2023, and 41% and 39% of gross traditional life insurance premiums for the three months ended March 31, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	61	19	2,052	637	162	—
Surrenders and withdrawals	(22)	(187)	(1,274)	(441)	(4)	—
Benefit payments	(15)	(25)	(77)	(84)	(17)	(3)
Net transfers from (to) separate account	16	34	—	—	—	200
Interest credited	25	28	138	139	40	8
Policy charges	(54)	(6)	(4)	—	(249)	(2)
Changes related to embedded derivatives	—	—	1,888	—	—	—
Balance, end of period	$2,561	$4,170	$44,350	$14,923	$4,984	$856
Weighted-average crediting rate (2)	0.98%	0.66%	0.41%	0.94%	0.80%	1.06%
Three Months Ended March 31, 2023
Balance, beginning of period	$2,658	$4,908	$33,896	$14,274	$5,307	$641
Premiums and deposits	55	27	1,677	912	171	—
Surrenders and withdrawals	(70)	(177)	(785)	(506)	(6)	—
Benefit payments	(25)	(36)	(50)	(102)	(38)	(2)
Net transfers from (to) separate account	12	11	—	—	—	—
Interest credited	22	41	96	106	43	7
Policy charges	(57)	(7)	(2)	—	(258)	(2)
Changes related to embedded derivatives	—	—	1,090	—	—	—
Balance, end of period	$2,595	$4,767	$35,922	$14,684	$5,219	$644
Weighted-average crediting rate (2)	0.84%	0.85%	0.32%	0.73%	0.82%	1.09%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$71,844	$63,831
Funding agreements classified as investment contracts	11,245	11,151
Other investment contract liabilities	1,070	1,138
Total policyholder account balances	$84,159	$76,120

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2024
Annuities (1):
Less than 2.00%	$663	$170	$292	$8,278	$9,403
2.00% to 3.99%	8,347	270	167	493	9,277
Greater than 3.99%	854	—	—	—	854
Total	$9,864	$440	$459	$8,771	$19,534
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$255	$255
2.00% to 3.99%	—	499	49	135	683
Greater than 3.99%	1,581	—	—	—	1,581
Total	$1,581	$499	$49	$390	$2,519
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,113	1,463	1,648	250	4,474
Greater than 3.99%	501	—	—	—	501
Total	$1,614	$1,463	$1,648	$250	$4,975
December 31, 2023
Annuities (1):
Less than 2.00%	$697	$223	$310	$7,652	$8,882
2.00% to 3.99%	8,827	242	225	356	9,650
Greater than 3.99%	874	—	—	—	874
Total	$10,398	$465	$535	$8,008	$19,406
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	492	49	136	677
Greater than 3.99%	1,595	—	—	—	1,595
Total	$1,595	$492	$49	$372	$2,508
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,135	1,485	1,663	254	4,537
Greater than 3.99%	506	—	—	—	506
Total	$1,641	$1,485	$1,663	$254	$5,043
_______________
(1)Includes policyholder account balances for fixed rate annuities and the fixed account portion of variable annuities.
(2)Includes policyholder account balances for retained asset accounts, universal life policies and the fixed account portion of universal variable life insurance policies.
(3)Amounts are gross of policy loans.
See Note 5 for information regarding net amount at risk and cash surrender values.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$9,701	$9,974
Balance, beginning of period, before effect of changes in nonperformance risk	7,326	8,230
Decrements	(30)	(28)
Effect of actual different from expected experience	—	122
Effect of changes in interest rates	(988)	880
Effect of changes in fund returns	(630)	(1,002)
Issuances	—	(3)
Effect of changes in risk margin	(39)	9
Aging of the block and other	348	326
Balance, end of period, before effect of changes in nonperformance risk	5,987	8,534
Effect of changes in nonperformance risk	2,157	1,752
Balance, end of period	8,144	10,286
Less: Reinsurance recoverable, end of period	27	71
Balance, end of period, net of reinsurance (1)	$8,117	$10,215
Weighted-average attained age of contract holder	73.2 years	72.1 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2024 and 2023, with the exception of $8 million and $4 million, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932
Premiums and deposits	203	39	—	216	43	—
Surrenders and withdrawals	(1,948)	(62)	(3)	(1,496)	(41)	(3)
Benefit payments	(399)	(16)	(5)	(383)	(14)	(10)
Investment performance	4,496	444	113	4,310	341	111
Policy charges	(506)	(51)	(13)	(519)	(52)	(11)
Net transfers from (to) general account	(34)	(16)	(200)	(11)	(12)	—
Other	(10)	—	—	—	—	—
Balance, end of period	$81,792	$6,259	$2,054	$79,770	$5,483	$2,019

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$90,105	$87,272
Variable income annuities	207	150
Pension risk transfer annuities	20	18
Total separate account liabilities	$90,332	$87,440
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Equity securities	$90,065	$87,999
Fixed maturity securities	260	258
Cash and cash equivalents	2	7
Other assets	5	7
Total aggregate estimated fair value of assets	$90,332	$88,271
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,561	$4,170	$44,350	$14,923	$4,984	$856
Separate account liabilities	6,259	81,792	—	—	—	2,054
Total account balances	$8,820	$85,962	$44,350	$14,923	$4,984	$2,910
Net amount at risk	$34,968	$12,269	N/A	N/A	$64,837	$2,685
Cash surrender value	$8,245	$85,533	$41,958	$14,260	$4,455	$2,381
March 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,595	$4,767	$35,922	$14,684	$5,219	$644
Separate account liabilities	5,483	79,770	—	—	—	2,019
Total account balances	$8,078	$84,537	$35,922	$14,684	$5,219	$2,663
Net amount at risk	$37,420	$14,894	N/A	N/A	$70,062	$3,422
Cash surrender value	$7,449	$84,090	$33,567	$14,106	$6,203	$2,443
Products may contain both separate account and general account fund options; accordingly, net amount at risk and cash surrender value reported in the table above relate to the total account balance for each respective product grouping.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles
Deferred Policy Acquisition Costs and Value of Business Acquired
Information regarding deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2024
DAC:
Balance, beginning of period	$2,301	$110	$1,331	$354	$360
Capitalization	9	4	91	1	3
Amortization	(57)	(2)	(59)	(12)	(11)
Balance, end of period	2,253	112	1,363	343	352
VOBA:
Balance, beginning of period	309	60	—	4	43
Amortization	(8)	(1)	—	—	(1)
Balance, end of period	301	59	—	4	42
Total DAC and VOBA:
Balance, end of period	$2,554	$171	$1,363	$347	$394
Three Months Ended March 31, 2023
DAC:
Balance, beginning of period	$2,508	$107	$1,213	$405	$392
Capitalization	11	4	80	1	3
Amortization	(63)	(3)	(54)	(14)	(12)
Balance, end of period	2,456	108	1,239	392	383
VOBA:
Balance, beginning of period	341	65	—	5	48
Amortization	(8)	(1)	—	—	(1)
Balance, end of period	333	64	—	5	47
Total DAC and VOBA:
Balance, end of period	$2,789	$172	$1,239	$397	$430
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Three Months Ended March 31,
	2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$220	$8	$245	$9
Amortization	(6)	—	(7)	—
Balance, end of period	$214	$8	$238	$9

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$356	$612	$67	$356	$488	$74
Capitalization	9	42	—	10	44	—
Amortization	(9)	(14)	(2)	(10)	(11)	(1)
Balance, end of period	$356	$640	$65	$356	$521	$73
7. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-for-sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$39,447	$15	$278	$3,773	$35,937	$38,778	$15	$388	$3,396	$35,755
Foreign corporate	13,125	4	59	1,421	11,759	12,865	—	89	1,289	11,665
U.S. government and agency	8,066	—	153	586	7,633	8,656	—	286	523	8,419
RMBS	8,339	5	42	914	7,462	8,199	5	48	812	7,430
CMBS	7,005	3	4	552	6,454	7,023	1	2	614	6,410
ABS	6,547	—	27	109	6,465	6,514	—	23	131	6,406
State and political subdivision	3,957	—	129	325	3,761	4,019	—	159	304	3,874
Foreign government	1,069	—	32	98	1,003	1,077	—	42	87	1,032
Total fixed maturity securities	$87,555	$27	$724	$7,778	$80,474	$87,131	$21	$1,037	$7,156	$80,991
The Company held non-income producing fixed maturity securities with an estimated fair value of $51 million and $52 million at March 31, 2024 and December 31, 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$3,336	$17,921	$14,621	$29,786	$21,891	$87,555
Estimated fair value	$3,291	$17,321	$13,265	$26,216	$20,381	$80,474
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

	March 31, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,092	$479	$22,465	$3,294	$4,554	$409	$22,796	$2,987
Foreign corporate	1,683	87	8,111	1,334	1,010	73	8,311	1,216
U.S. government and agency	1,158	30	2,901	556	518	9	3,477	514
RMBS	709	21	5,616	893	413	20	5,774	792
CMBS	367	28	5,754	524	411	33	5,786	581
ABS	1,057	5	2,111	104	572	3	3,360	128
State and political subdivision	608	41	1,639	284	471	32	1,634	272
Foreign government	61	1	665	97	112	6	620	81
Total fixed maturity securities	$11,735	$692	$49,262	$7,086	$8,061	$585	$51,758	$6,571
Total number of securities in an unrealized loss position	1,825		6,712		1,347		7,038

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $709 million and $655 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $27 million, relating to 23 securities at March 31, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Allowance for Credit Losses for Fixed Maturity Securities
The allowance for credit losses for fixed maturity securities was $27 million and $21 million at March 31, 2024 and December 31, 2023, respectively. For both the three months ended March 31, 2024 and 2023, the change in the allowance for fixed maturity securities by sector was not significant. The Company did not record total write-offs for the three months ended March 31, 2024. The Company recorded total write-offs of $7 million for the three months ended March 31, 2023.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,208	58.3%	$13,193	58.6%
Agricultural	4,539	20.0	4,445	19.8
Residential	5,065	22.3	5,007	22.2
Total mortgage loans (1)	22,812	100.6	22,645	100.6
Allowance for credit losses	(142)	(0.6)	(137)	(0.6)
Total mortgage loans, net	$22,670	100.0%	$22,508	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $161 million and $32 million for the three months ended March 31, 2024 and 2023, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $118 million and $123 million at March 31, 2024 and December 31, 2023, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	9	—	(4)	5
Balance, end of period	$78	$19	$45	$142
Three Months Ended March 31, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	15	(1)	3	17
Balance, end of period	$64	$14	$58	$136

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
March 31, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$104	$199	$654	$1,819	$177	$3,779	$6,732
65% to 75%	23	—	935	1,081	222	1,358	3,619
76% to 80%	—	—	427	76	38	771	1,312
Greater than 80%	—	—	400	226	—	919	1,545
Total commercial mortgage loans	127	199	2,416	3,202	437	6,827	13,208
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	128	207	584	1,120	445	1,771	4,255
65% to 75%	—	1	127	108	5	43	284
Total agricultural mortgage loans	128	208	711	1,228	450	1,814	4,539
Residential mortgage loans
Performing	—	216	1,288	1,646	143	1,671	4,964
Nonperforming	—	—	26	24	2	49	101
Total residential mortgage loans	—	216	1,314	1,670	145	1,720	5,065
Total	$255	$623	$4,441	$6,100	$1,032	$10,361	$22,812

	2023	2022	2021	2020	2019	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,042	91.2%	$12,086	91.6%
1.00x - 1.20x	682	5.1	702	5.3
Less than 1.00x	484	3.7	405	3.1
Total	$13,208	100.0%	$13,193	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both March 31, 2024 and December 31, 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2024				December 31, 2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,191	$4,502	$4,962	$22,655	$13,176	$4,429	$4,915	$22,520
30-59 days past due	—	2	2	4	—	—	2	2
60-89 days past due	—	19	33	52	—	—	30	30
90-179 days past due	—	—	31	31	—	—	23	23
180+ days past due	17	16	37	70	17	16	37	70
Total	$13,208	$4,539	$5,065	$22,812	$13,193	$4,445	$5,007	$22,645

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2024	$31	$—	$101	$132
December 31, 2023	$17	$—	$90	$107
_______________
(1)The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both March 31, 2024 and December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2024 and 2023.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the three months ended March 31, 2024 and 2023.
Other Invested Assets
Over 80% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 8 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, tax credit and renewable energy partnerships and leveraged leases.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities and the effect on future policy benefits, that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities	$(7,054)	$(6,119)
Derivatives	401	351
Other	(8)	2
Subtotal	(6,661)	(5,766)
Amounts allocated from:
Future policy benefits	813	652
Deferred income tax benefit (expense)	1,228	1,074
Net unrealized investment gains (losses)	$(4,620)	$(4,040)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2024
(In millions)
Balance at December 31, 2023	$(4,040)
Unrealized investment gains (losses) during the period	(895)
Unrealized investment gains (losses) relating to:
Future policy benefits	161
Deferred income tax benefit (expense)	154
Balance at March 31, 2024	$(4,620)
Change in net unrealized investment gains (losses)	$(580)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2024 and December 31, 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2024	December 31, 2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,441	$3,420
Estimated fair value	$3,120	$3,194
Cash collateral received from counterparties (2)	$3,191	$3,277
Reinvestment portfolio — estimated fair value	$3,159	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$580	$1,112	$1,110	$2,802	$647	$655	$1,584	$2,886
U.S. corporate	—	250	—	250	—	252	—	252
Foreign corporate	—	124	—	124	—	130	—	130
Foreign government	—	15	—	15	—	9	—	9
Total	$580	$1,501	$1,110	$3,191	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2024 was $568 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 54% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$8,529	$8,593
Invested assets held in trust (reinsurance agreements) (2)	7,151	7,142
Invested assets pledged as collateral (3)	14,155	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$29,835	$29,714
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $37 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $99 million and $120 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $245 million at redemption value at both March 31, 2024 and December 31, 2023.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2024 or December 31, 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,659	$16,944	$15,526	$16,771
Limited partnerships and LLCs	4,221	5,246	4,233	5,255
Total	$19,880	$22,190	$19,759	$22,026
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$919	$837
Equity securities	2	—
Mortgage loans	245	239
Policy loans	14	15
Limited partnerships and LLCs (1)	74	(13)
Cash, cash equivalents and short-term investments	61	50
Other	25	22
Total investment income	1,340	1,150
Less: Investment expenses	86	91
Net investment income	$1,254	$1,059
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $93 million and ($1) million for the three months ended March 31, 2024 and 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fixed maturity securities	$(38)	$(76)
Equity securities	1	(3)
Mortgage loans	(5)	(17)
Total net investment gains (losses)	$(42)	$(96)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for both the three months ended March 31, 2024 and 2023.

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Proceeds	$680	$772
Gross investment gains	$2	$3
Gross investment losses	(34)	(73)
Net investment gains (losses)	$(32)	$(70)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. In the first quarter of 2024, the Company entered into interest rate swaps to manage the interest rate risk in funding agreement liabilities. These interest rate swaps are qualifying hedges.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$9	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,923	377	31	3,939	348	45
Total qualifying hedges		4,423	386	31	3,939	348	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	31,565	115	144	31,252	140	103
Interest rate floors	Interest rate	3,500	3	—	3,500	7	1
Interest rate caps	Interest rate	7,050	20	—	7,050	19	1
Interest rate options	Interest rate	23,580	20	269	33,680	47	167
Interest rate forwards	Interest rate	19,649	92	2,325	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	737	105	—	747	101	1
Foreign currency forwards	Foreign currency exchange rate	479	2	—	535	—	9
Credit default swaps — written	Credit	1,405	29	—	1,405	27	—
Credit default swaptions	Credit	300	—	1	—	—	—
Equity index options	Equity market	23,490	1,132	884	20,099	757	687
Equity total return swaps	Equity market	65,287	1,940	1,719	53,742	2,236	2,137
Hybrid options	Equity market	300	1	—	270	—	—
Total non-designated or non-qualifying derivatives		177,342	3,459	5,342	169,297	3,366	5,043
Total		$181,765	$3,845	$5,373	$173,236	$3,714	$5,088
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$—	$2	$9
Foreign currency exchange rate	—	(1)	13	—	44
Total cash flow hedges	3	(1)	13	2	53
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(782)	—	—	—	—
Foreign currency exchange rate	31	(3)	—	—	—
Credit	6	—	—	—	—
Equity market	711	—	—	—	—
Embedded	(1,886)	—	—	—	—
Total non-qualifying hedges	(1,920)	(3)	—	—	—
Total	$(1,917)	$(4)	$13	$2	$53
Three Months Ended March 31, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$—	$2
Foreign currency exchange rate	(1)	—	14	—	(42)
Total cash flow hedges	(1)	—	15	—	(40)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	610	—	—	—	—
Foreign currency exchange rate	(5)	10	—	—	—
Credit	10	—	—	—	—
Equity market	(109)	—	—	—	—
Embedded	(1,090)	—	—	—	—
Total non-qualifying hedges	(584)	10	—	—	—
Total	$(585)	$10	$15	$—	$(40)
At March 31, 2024 and December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At March 31, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $401 million and $351 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$5	$425	1.4	$6	$419	1.6
Baa	22	952	4.9	19	958	4.9
Ba	2	24	2.7	2	24	3.0
Caa and Lower	—	4	1.7	—	4	2.0
Total	$29	$1,405	3.8	$27	$1,405	3.9
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
See Note 9 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2024
Derivative assets	$3,605	$(3,308)	$(275)	$22	$(16)	$6
Derivative liabilities	$5,181	$(3,308)	$—	$1,873	$(1,873)	$—
December 31, 2023
Derivative assets	$3,506	$(3,112)	$(164)	$230	$(194)	$36
Derivative liabilities	$4,925	$(3,112)	$(8)	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,873	$1,813
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,801	$4,811
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

	March 31, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,995	$942	$35,937
Foreign corporate	—	11,434	325	11,759
U.S. government and agency	3,167	4,466	—	7,633
RMBS	—	7,442	20	7,462
CMBS	—	6,411	43	6,454
ABS	—	6,046	419	6,465
State and political subdivision	—	3,761	—	3,761
Foreign government	—	982	21	1,003
Total fixed maturity securities	3,167	75,537	1,770	80,474
Equity securities	51	10	25	86
Short-term investments	709	638	—	1,347
Derivative assets: (1)
Interest rate	—	259	—	259
Foreign currency exchange rate	—	478	6	484
Credit	—	24	5	29
Equity market	—	3,073	—	3,073
Total derivative assets	—	3,834	11	3,845
Embedded derivatives on index-linked annuities (2)	—	—	22	22
Market risk benefit assets	—	—	839	839
Separate account assets	14	90,318	—	90,332
Total assets	$3,941	$170,337	$2,667	$176,945
Liabilities
Market risk benefit liabilities	$—	$—	$8,964	$8,964
Derivative liabilities: (1)
Interest rate	—	2,738	—	2,738
Foreign currency exchange rate	—	31	—	31
Credit	—	1	—	1
Equity market	—	2,603	—	2,603
Total derivative liabilities	—	5,373	—	5,373
Embedded derivatives on index-linked annuities (2)	—	—	9,963	9,963
Total liabilities	$—	$5,373	$18,927	$24,300

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,760	$995	$35,755
Foreign corporate	—	11,340	325	11,665
U.S. government and agency	3,786	4,633	—	8,419
RMBS	—	7,415	15	7,430
CMBS	—	6,371	39	6,410
ABS	—	6,080	326	6,406
State and political subdivision	—	3,874	—	3,874
Foreign government	—	996	36	1,032
Total fixed maturity securities	3,786	75,469	1,736	80,991
Equity securities	55	22	25	102
Short-term investments	614	555	—	1,169
Derivative assets: (1)
Interest rate	—	245	—	245
Foreign currency exchange rate	—	437	12	449
Credit	—	21	6	27
Equity market	—	2,993	—	2,993
Total derivative assets	—	3,696	18	3,714
Embedded derivatives on index-linked annuities (2)	—	—	—	—
Market risk benefit assets	—	—	656	656
Separate account assets	20	88,251	—	88,271
Total assets	$4,475	$167,993	$2,435	$174,903
Liabilities
Market risk benefit liabilities	$—	$—	$10,323	$10,323
Derivative liabilities: (1)
Interest rate	—	2,209	—	2,209
Foreign currency exchange rate	—	55	—	55
Credit	—	—	—	—
Equity market	—	2,824	—	2,824
Total derivative liabilities	—	5,088	—	5,088
Embedded derivatives on index-linked annuities (2)	—	—	8,186	8,186
Total liabilities	$—	$5,088	$18,509	$23,597
_______________
(1)Derivative assets are reported in other invested assets and derivative liabilities are reported in other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets.
(2)Embedded derivative assets on index-linked annuities are reported in premiums and other receivables. Embedded derivative liabilities on index-linked annuities are reported in policyholder account balances.

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2024.
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

					March 31, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.72%	-	23.10%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.53%	-	1.37%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.26%	-	1.67%	0.45%	-	1.74%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
(3)The utilization rate assumption for variable annuity guarantees estimates the percentage of contract holders with a guaranteed minimum income benefit (“GMIB”) or lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible in a given year. The range shown represents the floor and cap of the GMIB dynamic election rates across varying levels of in-the-money. For lifetime withdrawal guarantee riders, the assumption is that everyone will begin withdrawals once account value reaches zero which is equivalent to a 100% utilization rate. Utilization rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder.
(4)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the embedded derivative. For variable annuity guaranteed minimum withdrawal benefits, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For variable annuity guaranteed minimum accumulation benefits and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	—	—	—	(3)	(1,886)
Total realized/unrealized gains (losses) included in AOCI	(8)	—	—	—	—	—
Purchases (5)	37	147	—	—	2	—
Sales (5)	(28)	(5)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	131
Transfers into Level 3 (6)	15	—	—	—	—	—
Transfers out of Level 3 (6)	(64)	(40)	(15)	—	(6)	—
Balance, end of period	$1,267	$482	$21	$25	$11	$(9,941)
Three Months Ended March 31, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	1	(1)	—	(2)	—	(1,090)
Total realized/unrealized gains (losses) included in AOCI	24	1	1	—	(1)	—
Purchases (5)	142	19	—	—	—	—
Sales (5)	(13)	(4)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(142)
Transfers into Level 3 (6)	19	1	—	—	—	—
Transfers out of Level 3 (6)	(24)	(31)	—	—	(1)	—
Balance, end of period	$1,936	$350	$39	$25	$33	$(5,164)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (7)	$(3)	$—	$—	$—	$(3)	$(2,040)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2024 (7)	$(19)	$(2)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (7)	$1	$(1)	$—	$(2)	$—	$(1,166)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2023 (7)	$23	$1	$1	$—	$(1)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,670	$—	$—	$20,546	$20,546
Policy loans	$1,651	$—	$834	$930	$1,764
Other invested assets	$256	$—	$245	$11	$256
Premiums, reinsurance and other receivables	$8,188	$—	$132	$8,246	$8,378
Liabilities
Policyholder account balances	$31,973	$—	$—	$31,377	$31,377
Long-term debt	$3,155	$—	$2,775	$—	$2,775
Other liabilities	$1,550	$—	$874	$676	$1,550
Separate account liabilities	$1,245	$—	$1,245	$—	$1,245

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,508	$—	$—	$20,609	$20,609
Policy loans	$1,331	$—	$518	$937	$1,455
Other invested assets	$257	$—	$245	$12	$257
Premiums, reinsurance and other receivables	$7,577	$—	$88	$7,636	$7,724
Liabilities
Policyholder account balances	$31,471	$—	$—	$30,606	$30,606
Long-term debt	$3,156	$—	$2,769	$—	$2,769
Other liabilities	$1,142	$—	$463	$679	$1,142
Separate account liabilities	$1,150	$—	$1,150	$—	$1,150
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both March 31, 2024 and December 31, 2023:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended March 31,
	2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7
B	$421.88	7	$421.88	7
C	$335.94	8	$335.94	8
D	$289.06	4	$289.06	4
Total		$26		$26
Common Stock Repurchase Program
During the three months ended March 31, 2024 and 2023, BHF repurchased 1,247,311 and 1,200,124 shares, respectively, of its common stock through open market purchases pursuant to 10b5-1 plans for $62 million for both periods. At March 31, 2024, BHF had $731 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2023	$(4,317)	$277	$(1,881)	$720	$(45)	$(5,246)
OCI before reclassifications	(820)	53	215	315	(9)	(246)
Deferred income tax benefit (expense) (3)	171	(11)	(45)	(66)	2	51
AOCI before reclassifications, net of income tax	(4,966)	319	(1,711)	969	(52)	(5,441)
Amounts reclassified from AOCI	36	(3)	—	—	1	34
Deferred income tax benefit (expense) (3)	(7)	1	—	—	—	(6)
Amounts reclassified from AOCI, net of income tax	29	(2)	—	—	1	28
Balance at March 31, 2024	$(4,937)	$317	$(1,711)	$969	$(51)	$(5,413)

	Three Months Ended March 31, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2022	$(6,194)	$504	$(1,378)	$1,020	$(58)	$(6,106)
OCI before reclassifications	1,414	(40)	(7)	(397)	2	972
Deferred income tax benefit (expense) (3)	(296)	8	2	83	(1)	(204)
AOCI before reclassifications, net of income tax	(5,076)	472	(1,383)	706	(57)	(5,338)
Amounts reclassified from AOCI	61	—	—	—	3	64
Deferred income tax benefit (expense) (3)	(13)	—	—	—	(1)	(14)
Amounts reclassified from AOCI, net of income tax	48	—	—	—	2	50
Balance at March 31, 2023	$(5,028)	$472	$(1,383)	$706	$(55)	$(5,288)
__________________
(1)See Note 7 for information on offsets to investments related to future policy benefits.
(2)Includes OCI related to foreign currency translation and defined benefit plan gains and losses.
(3)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(34)	$(68)	Net investment gains (losses)
Net unrealized investment gains (losses)	(2)	7	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(36)	(61)
Income tax (expense) benefit	7	13
Net unrealized investment gains (losses), net of income tax	(29)	(48)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	1	Net investment income
Foreign currency swaps	—	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	3	—
Income tax (expense) benefit	(1)	—
Gains (losses) on cash flow hedges, net of income tax	2	—
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	(3)
Amortization of defined benefit plans, before income tax	(1)	(3)
Income tax (expense) benefit	—	1
Amortization of defined benefit plans, net of income tax	(1)	(2)
Total reclassifications, net of income tax	$(28)	$(50)
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
Other revenues consisted primarily of 12b-1 fees of $67 million for both the three months ended March 31, 2024 and 2023, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Compensation	$111	$98
Contracted services and other labor costs	63	69
Transition services agreements	7	11
Premium and other taxes, licenses and fees	11	14
Separate account fees	92	92
Volume related costs, excluding compensation, net of DAC capitalization	147	137
Interest expense on debt	38	38
Other	38	19
Total other expenses	$507	$478
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(519)	$(525)

Weighted average common shares outstanding — basic	63,036,773	67,873,189
Dilutive effect of share-based awards	—	—
Weighted average common shares outstanding — diluted	63,036,773	67,873,189

Earnings per common share:
Basic	$(8.22)	$(7.72)
Diluted	$(8.22)	$(7.72)
For the three months ended March 31, 2023 and 2024, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2024.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. In March 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million is reported in universal life and investment product-type policy fees and $20 million is reported in other expenses. As of March 31, 2024, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $75 million for the aforementioned tax matters. The reduction in the estimated range of reasonably possible losses reflects the conclusion of the reinsurance arbitration described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $387 million and $377 million at March 31, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both March 31, 2024 and December 31, 2023.

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
The Company’s recorded liabilities were $1 million at both March 31, 2024 and December 31, 2023 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024; and (iii) our current reports on Form 8-K filed in 2024.
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
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties included in our 2023 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows.
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
Our Results of Operations discussion and analysis presents a review for the three months ended March 31, 2024 and 2023 and period-over-period comparisons between these periods.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into three segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists primarily of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” included in our 2023 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(642)	$(681)
Less: Provision for income tax expense (benefit)	(123)	(156)
Net income (loss) available to shareholders (1)	$(519)	$(525)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$(110)	$230
Less: Provision for income tax expense (benefit)	(12)	35
Adjusted earnings (loss) (1)	$(98)	$195
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended March 31, 2024, we had net loss available to shareholders of $519 million and an adjusted loss of $98 million compared to net loss available to shareholders of $525 million and adjusted earnings of $195 million for the three months ended March 31, 2023. Net loss available to shareholders for the three months ended March 31, 2024 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from increasing long-term interest rates, a pre-tax adjusted loss resulting from the conclusion of a reinsurance premium rate increase retroactive to September 2019 and the related impacts, and net investment losses on sales of fixed maturity securities.
See “— Non-GAAP and Other Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2023 Annual Report, as amended or supplemented herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to our Investment Portfolio,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments” included in our 2023 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2023 Annual Report, as amended or supplemented by our subsequent quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
Department of Labor Fiduciary Advice Rule
A regulatory action by the Department of Labor (“DOL”) (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to Employee Retirement Income Security Act (“ERISA”) Plans and Individual Retirement Accounts (“IRA”) and provides guidance interpreting such regulation. Under the Fiduciary Advice Rule, individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Internal Revenue Code of 1986, as amended, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
On April 23, 2024, the DOL issued a final Fiduciary Advice Rule, which was originally proposed in October 2023, that updates the definition of an “investment advice fiduciary” under ERISA and amends related administrative Prohibited Transaction Exemptions (each, a “PTE”), including PTE 2020-02 (which allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA) and PTE 84-24 (which, as amended by the final Fiduciary Advice Rule, is available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to an ERISA plan or IRA). The Fiduciary Advice Rule broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors. We are assessing the potential impacts of the Fiduciary Advice Rule and cannot currently predict whether, or the extent to which, the Fiduciary Advice Rule may impact us, including with respect to sales of our products through our independent distribution partners, changes in our compliance requirements, product offerings or compensation practices, or increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule. We will continue to monitor developments regarding the new rule. See “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” included in our 2023 Annual Report for additional information regarding the Fiduciary Advice Rule.
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report.
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
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends. The Company uses the term “adjusted loss” throughout this report to refer to negative adjusted earnings values.
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Premiums	$202	$197
Universal life and investment-type product policy fees	436	606
Net investment income	1,254	1,059
Other revenues	145	93
Net investment gains (losses)	(42)	(96)
Net derivative gains (losses)	(1,921)	(575)
Total revenues	74	1,284
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	968	687
Interest credited to policyholder account balances	502	422
Amortization of DAC and VOBA	151	156
Change in market risk benefits	(1,440)	194
Interest expense on debt	38	38
Other expenses	469	440
Total expenses	688	1,937
Income (loss) before provision for income tax	(614)	(653)
Provision for income tax expense (benefit)	(123)	(156)
Net income (loss)	(491)	(497)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(493)	(499)
Less: Preferred stock dividends	26	26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(519)	$(525)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Change in market risk benefits	$1,440	$(194)
Net investment gains (losses)	(42)	(96)
Net derivative gains (losses), excluding investment hedge adjustments	(1,934)	(613)
Market value adjustments	4	(8)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(110)	230
Income (loss) available to shareholders before provision for income tax	(642)	(681)
Provision for income tax expense (benefit)	(123)	(156)
Net income (loss) available to shareholders	$(519)	$(525)

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Loss available to shareholders before provision for income tax was $642 million ($519 million, net of income tax), a lower loss of $39 million ($6 million, net of income tax) from loss available to shareholders before provision for income tax of $681 million ($525 million, net of income tax) in the prior period.
The lower loss before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2024 and 2023”;
•the impact of equity markets on equity options we use to hedge our non-variable annuity business, as equity markets increased more in the current period than the prior period; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities and lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased in the current period resulting in a loss of $212 million and decreased in the prior period resulting in a gain of $141 million; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 20% in the current period compared to 24% in the prior period. The decrease in the effective tax rate was driven by a lower loss before provision for income tax as discussed above. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings
The reconciliation of net income (loss) available to shareholders to adjusted earnings was as follows:

	Three Months Ended March 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(15)	$(46)	$(164)	$(294)	$(519)
Add: Provision for income tax expense (benefit)	72	(10)	(474)	289	(123)
Income (loss) available to shareholders before provision for income tax	57	(56)	(638)	(5)	(642)
Less: Net investment gains (losses)	(24)	(16)	(6)	4	(42)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $13	(1,744)	6	(204)	8	(1,934)
Less: Change in market risk benefits	1,440	—	—	—	1,440
Less: Market value adjustments	—	—	4	—	4
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	385	(46)	(432)	(17)	(110)
Less: Provision for income tax expense (benefit)	72	(10)	(91)	17	(12)
Adjusted earnings (loss)	$313	$(36)	$(341)	$(34)	$(98)

	Three Months Ended March 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(697)	$(2)	$260	$(86)	$(525)
Add: Provision for income tax expense (benefit)	67	(1)	(265)	43	(156)
Income (loss) available to shareholders before provision for income tax	(630)	(3)	(5)	(43)	(681)
Less: Net investment gains (losses)	(72)	(3)	(7)	(14)	(96)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $38	(751)	—	144	(6)	(613)
Less: Change in market risk benefits	(194)	—	—	—	(194)
Less: Market value adjustments	—	—	(8)	—	(8)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	387	—	(134)	(23)	230
Less: Provision for income tax expense (benefit)	73	(1)	(28)	(9)	35
Adjusted earnings (loss)	$314	$1	$(106)	$(14)	$195
Consolidated Results for the Three Months Ended March 31, 2024 and 2023 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fee income	$581	$699
Net investment spread	733	656
Insurance-related activities	(738)	(463)
Amortization of DAC and VOBA	(151)	(156)
Other expenses	(507)	(478)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(110)	230
Provision for income tax expense (benefit)	(12)	35
Adjusted earnings (loss)	$(98)	$195
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted loss was $98 million in the current period, a decrease of $293 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances in our Run-off segment resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration; and
◦a decrease in income annuity underwriting margins;
partially offset by
◦lower paid claims, net of reinsurance, in our Life and Run-off segments;
•lower net fee income due to:
◦higher ceded cost of insurance fees in our Life and Run-off segments related to the conclusion of the aforementioned reinsurance arbitration;

partially offset by
◦higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales in our Annuity segment; and
•higher other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration; and
◦higher deferred compensation and operational expenses;
partially offset by
◦lower transition services agreement expenses.
Key net favorable impact was:
•higher net investment spread due to:
◦higher returns on other limited partnerships;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited to policyholders due to higher account balances.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 15% in the current period compared to 14% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segments and Corporate & Other Results for the Three Months Ended March 31, 2024 and 2023 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fee income	$545	$510
Net investment spread	373	353
Insurance-related activities	(62)	(7)
Amortization of DAC and VOBA	(127)	(129)
Other expenses	(344)	(340)
Pre-tax adjusted earnings	385	387
Provision for income tax expense (benefit)	72	73
Adjusted earnings	$313	$314
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted earnings were $313 million in the current period, a decrease of $1 million.
Key unfavorable impact was higher costs associated with insurance-related activities due to a decrease in income annuity underwriting margins.
Key net favorable impacts were:
•higher fee income due to higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales; and
•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to higher account balances.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fee income	$(9)	$73
Net investment spread	54	52
Insurance-related activities	(3)	(48)
Amortization of DAC and VOBA	(24)	(27)
Other expenses	(64)	(50)
Pre-tax adjusted earnings (loss)	(46)	—
Provision for income tax expense (benefit)	(10)	(1)
Adjusted earnings (loss)	$(36)	$1
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted loss was $36 million in the current period, a decrease of $37 million.
Key unfavorable impacts were lower fee income due to higher ceded cost of insurance fees and higher other expenses, both related to the conclusion of a reinsurance arbitration.
Key favorable impact was lower costs associated with insurance-related activities due to lower paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fee income	$40	$126
Net investment spread	247	188
Insurance-related activities	(673)	(408)
Amortization of DAC and VOBA	—	—
Other expenses	(46)	(40)
Pre-tax adjusted earnings (loss)	(432)	(134)
Provision for income tax expense (benefit)	(91)	(28)
Adjusted earnings (loss)	$(341)	$(106)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted loss was $341 million in the current period, a higher loss of $235 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration;
partially offset by

◦lower paid claims, net of reinsurance;
•lower fee income due to higher ceded cost of insurance fees and higher other expenses, both related to the conclusion of the aforementioned reinsurance arbitration.
Key favorable impact was a higher net investment spread due to higher returns on other limited partnerships.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 21% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fee income	$5	$(10)
Net investment spread	59	63
Insurance-related activities	—	—
Amortization of DAC and VOBA	—	—
Other expenses	(53)	(48)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(17)	(23)
Provision for income tax expense (benefit)	17	(9)
Adjusted earnings (loss)	$(34)	$(14)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted loss was $34 million in the current period, a higher loss of $20 million.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2024 and 2023
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield® Level Annuity (“Shield” and “Shield annuity”) liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Market risk benefits mark-to-market	$1,343	$(304)
Annuity guaranteed benefit rider fees, net of claims	116	118
Ceded reinsurance	(19)	(2)
Total changes attributable to annuity guaranteed benefits	1,440	(188)
Variable annuity hedges	67	365
Shield embedded derivatives	(1,817)	(1,073)
Total	$(310)	$(896)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended March 31, 2024, primarily driven by:
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
•favorable changes in variable annuity hedges due to decreasing long-term interest rates, partially offset by increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.

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
In 2023, the Federal Reserve increased the target range for the federal funds rate four times — from between 4.25% and 4.50% to between 5.25% and 5.50%. These target range increases have contributed to the net unrealized loss position in our investment portfolio, and any additional target increases could similarly contribute to further increases in net unrealized losses.
In the current period, as a result of recent increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains. If interest rates rise further, our unrealized gains would decrease, and our unrealized losses would increase, perhaps substantially.
See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
Selected Sector Investments
Recent elevated levels of market volatility have affected the performance of various asset classes. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” and “Risk Factors — Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur” included in our 2023 Annual Report.
There has been an increased market focus on commercial real estate, including office properties, as a result of companies shifting to hybrid work arrangements and the resulting impact on the demand for office space.
We have direct commercial real estate exposure through mortgage loans and certain structured securities, which include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”). In addition, we have direct and indirect exposure through certain financial industry corporate fixed maturity securities. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report, as well as “— Investments — Mortgage Loans” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-for-sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile as well as “— Investments — Fixed Maturity Securities Available-for-sale — U.S. and Foreign Corporate Fixed Maturity Securities” for our exposure to the finance industry.
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

	Three Months Ended March 31,
	2024		2023
	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.39%	$1,305	3.96%	$1,136
Investment fees and expenses (2)	(0.14)	(38)	(0.15)	(39)
Adjusted net investment income (3)	4.25%	$1,267	3.81%	$1,097
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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net investment income	$1,254	$1,059
Less: Investment hedge adjustments	(13)	(38)
Adjusted net investment income — in the above yield table	$1,267	$1,097
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2024 and 2023” for an analysis of the period-over-period changes in net investment income.

Fixed Maturity Securities Available-for-sale
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,747	82.9%	$67,056	82.8%
Privately-placed	13,727	17.1	13,935	17.2
Total fixed maturity securities	$80,474	100.0%	$80,991	100.0%
Percentage of cash and invested assets	67.2%		67.9%
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
See Notes 1 and 7 of the Notes to the Interim Condensed Consolidated Financial Statements for further information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities Available-for-sale — Fixed Maturity Securities Credit Quality — Ratings” included in our 2023 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2024					December 31, 2023
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,451	$5	$(4,301)	$53,145	66.0%	$56,944	$5	$(3,586)	$53,353	65.8%
2	Baa	27,623	—	(2,558)	25,065	31.1	27,567	—	(2,331)	25,236	31.2
Subtotal investment grade		85,074	5	(6,859)	78,210	97.1%	84,511	5	(5,917)	78,589	97.0%
3	Ba	1,775	—	(120)	1,655	2.1	1,839	—	(122)	1,717	2.1
4	B	523	8	(38)	477	0.6	593	3	(44)	546	0.7
5	Caa and lower	105	3	(21)	81	0.1	113	2	(24)	87	0.1
6	In or near default	78	11	(16)	51	0.1	75	11	(12)	52	0.1
Subtotal below investment grade		2,481	22	(195)	2,264	2.9%	2,620	16	(202)	2,402	3.0%
Total fixed maturity securities		$87,555	$27	$(7,054)	$80,474	100.0%	$87,131	$21	$(6,119)	$80,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2024
U.S. corporate	$16,839	$17,342	$1,249	$399	$57	$51	$35,937
Foreign corporate	5,162	6,212	324	61	—	—	11,759
U.S. government and agency	7,521	112	—	—	—	—	7,633
RMBS	7,432	10	15	4	1	—	7,462
CMBS	6,075	350	23	1	5	—	6,454
ABS	5,826	599	18	12	10	—	6,465
State and political subdivision	3,697	56	—	—	8	—	3,761
Foreign government	593	384	26	—	—	—	1,003
Total fixed maturity securities	$53,145	$25,065	$1,655	$477	$81	$51	$80,474
December 31, 2023
U.S. corporate	$16,617	$17,260	$1,293	$476	$57	$52	$35,755
Foreign corporate	4,841	6,423	344	57	—	—	11,665
U.S. government and agency	8,306	113	—	—	—	—	8,419
RMBS	7,390	18	12	1	9	—	7,430
CMBS	6,039	344	24	—	3	—	6,410
ABS	5,746	621	17	12	10	—	6,406
State and political subdivision	3,808	57	1	—	8	—	3,874
Foreign government	606	400	26	—	—	—	1,032
Total fixed maturity securities	$53,353	$25,236	$1,717	$546	$87	$52	$80,991
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both March 31, 2024 and December 31, 2023. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$14,719	30.9%	$14,751	31.1%
Finance	13,236	27.7	12,957	27.3
Consumer	10,800	22.6	10,683	22.6
Utility	6,283	13.2	6,273	13.2
Communications	2,658	5.6	2,756	5.8
Total	$47,696	100.0%	$47,420	100.0%
Structured Securities
We held $20.4 billion and $20.2 billion of Structured Securities, at estimated fair value, at March 31, 2024 and December 31, 2023, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,887	52.1%	$(564)	$3,922	52.8%	$(491)
Collateralized mortgage obligations	3,575	47.9	(308)	3,508	47.2	(273)
Total RMBS	$7,462	100.0%	$(872)	$7,430	100.0%	$(764)
Risk profile:
Agency	$6,153	82.4%	$(833)	$6,152	82.8%	$(724)
Prime	154	2.1	(16)	152	2.0	(16)
Alt-A	799	10.7	(22)	756	10.2	(23)
Sub-prime	356	4.8	(1)	370	5.0	(1)
Total RMBS	$7,462	100.0%	$(872)	$7,430	100.0%	$(764)
Ratings profile:
Rated Aaa (1)	$618	8.3%		$554	7.5%
Designated NAIC 1	$7,432	99.6%		$7,390	99.5%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$89	$80	$89	$83
2012	2	1	2	1
2013	37	32	43	36
2014	234	214	283	256
2015	948	887	949	876
2016	461	430	461	425
2017	717	660	717	655
2018	1,630	1,521	1,633	1,521
2019	952	834	993	869
2020	535	448	538	442
2021	799	758	813	760
2022	463	452	451	436
2023	59	59	51	50
2024	79	78	—	—
Total	$7,005	$6,454	$7,023	$6,410

The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.1 billion, or 94.1% of total CMBS, at March 31, 2024. The estimated fair value of CMBS Aaa rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2023.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,801	58.8%	$9	$3,819	59.6%	$(9)
Automobile loans	520	8.1	(3)	487	7.6	(2)
Student loans	389	6.0	(19)	397	6.2	(22)
Consumer loans	331	5.1	(16)	346	5.4	(19)
Credit card loans	240	3.7	(5)	262	4.1	(6)
Other loans	1,184	18.3	(48)	1,095	17.1	(50)
Total	$6,465	100.0%	$(82)	$6,406	100.0%	$(108)
Ratings profile:
Rated Aaa	$3,612	55.9%		$3,548	55.4%
Designated NAIC 1	$5,826	90.1%		$5,746	89.7%
Allowance for Credit Losses for Fixed Maturity Securities
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
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding our securities lending program.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	March 31, 2024				December 31, 2023
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,208	57.9%	$78	0.6%	$13,193	58.3%	$69	0.5%
Agricultural	4,539	19.9	19	0.4%	4,445	19.6	19	0.4%
Residential	5,065	22.2	45	0.9%	5,007	22.1	49	1.0%
Total	$22,812	100.0%	$142	0.6%	$22,645	100.0%	$137	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% at both March 31, 2024 and December 31, 2023. The remainder was collateralized by properties located outside of the U.S. At March 31, 2024, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2024 and December 31, 2023. At March 31, 2024, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 7% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,767	21.0%	$2,747	20.8%
Pacific	2,547	19.3	2,562	19.4
Middle Atlantic	2,150	16.3	2,153	16.3
West South Central	1,512	11.4	1,513	11.5
Mountain	1,181	8.9	1,182	9.0
East North Central	737	5.6	737	5.6
New England	728	5.5	735	5.6
International	399	3.0	409	3.1
East South Central	343	2.6	306	2.3
West North Central	342	2.6	347	2.6
Multi-region and Other	502	3.8	502	3.8
Total recorded investment	13,208	100.0%	13,193	100.0%
Less: allowance for credit losses	78		69
Carrying value, net of allowance for credit losses	$13,130		$13,124
Property type:
Apartment	$5,320	40.3%	$5,371	40.8%
Office	3,144	23.8	3,185	24.1
Industrial	2,122	16.1	2,092	15.9
Retail	1,797	13.6	1,747	13.2
Hotel	825	6.2	798	6.0
Total recorded investment	13,208	100.0%	13,193	100.0%
Less: allowance for credit losses	78		69
Carrying value, net of allowance for credit losses	$13,130		$13,124
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 65% at both March 31, 2024 and December 31, 2023, and our average debt-service coverage ratio was 2.3x at both March 31, 2024 and December 31, 2023. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% at both March 31, 2024 and December 31, 2023. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the three months ended March 31, 2024 and 2023.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Other limited partnerships	$4,143	$4,140
Real estate limited partnerships and LLCs (1)	777	806
Total	$4,920	$4,946
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $887 million and $927 million at March 31, 2024 and December 31, 2023, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,845	81.0%	$3,714	84.2%
Company-owned life insurance	546	11.5	340	7.7
Federal Home Loan Bank stock	245	5.2	245	5.5
Tax credit and renewable energy partnerships	51	1.1	52	1.2
Leveraged leases, net of non-recourse debt	48	1.0	47	1.1
Other	11	0.2	11	0.3
Total	$4,746	100.0%	$4,409	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2024 and December 31, 2023; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the three months ended March 31, 2024 and 2023.
See “Business — Segments and Corporate & Other — Annuities,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2023 Annual Report for more information about our use of derivatives by major hedging programs. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
Fair Value Hierarchy
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, as well as a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs as discussed below.
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
Derivatives categorized as Level 3 at March 31, 2024 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity hybrid options with unobservable volatility inputs; and foreign currency swaps with certain unobservable inputs.
Credit Risk
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral. See “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2024		December 31, 2023
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,405	$29	$1,405	$27
Total	$1,405	$29	$1,405	$27
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
Embedded Derivatives
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for (i) information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and (ii) a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	March 31, 2024				December 31, 2023
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$32,618	$3,595	$3,492	27.9%	$32,079	$4,089	$3,600	30.3%
GMIB Max with EDB (3)	7,630	6,029	495	32.0%	7,605	6,092	470	31.9%
GMIB Max without EDB (3)	4,343	113	117	18.4%	4,344	133	107	17.8%
GMWB	20,362	305	205	7.5%	19,961	541	249	10.2%
GMAB	425	1	2	9.8%	431	4	4	17.9%
GMDB only (other than EDB) (3)	17,404	972	—	N/A	16,768	1,056	—	N/A
EDB only (3)	3,180	1,254	—	N/A	3,109	1,325	—	N/A
Total	$85,962	$12,269	$4,311		$84,297	$13,240	$4,430
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities were valued at $9.4 billion at March 31, 2024.
Our variable annuity MRBs by type of GMxB were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
GMIB	$8,226	$9,485
GMWB	13	41
GMDB	717	788
Total	$8,956	$10,314
The estimated fair value of these guarantees can change significantly due to changes in equity market performance, equity market volatility or interest rates. Fair values are also affected by our assumptions around mortality, separate account returns and policyholder behavior, including lapse, annuitization and withdrawal rates. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2023 Annual Report.
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives hedging our in-force variable annuity guarantees and ULSG business viewed in aggregate in our interest rate hedging program were as follows at:

	March 31, 2024			December 31, 2023
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$31,188	$76	$144	$23,037	$71	$50
Interest rate options	23,580	20	269	33,680	47	167
Interest rate forwards	19,649	92	2,325	16,155	32	1,877
Hybrid options (2)	300	—	—	270	—	—
Total	$74,717	$188	$2,738	$73,142	$150	$2,094
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by derivative instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
(2)Hybrid options have equity exposure in addition to interest rate exposure.

The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program were as follows at:

	March 31, 2024			December 31, 2023
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$19,463	$765	$876	$16,183	$472	$680
Equity total return swaps	65,287	1,940	1,719	53,742	2,236	2,137
Interest rate swaps	31,188	76	144	30,864	92	103
Interest rate options	17,080	20	144	27,580	39	123
Interest rate forwards	11,151	—	824	8,519	—	619
Hybrid options	300	1	—	270	—	—
Total	$144,469	$2,802	$3,707	$137,158	$2,839	$3,662
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by option instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
Period-to-period changes in the estimated fair value of these hedges affect our net income, as well as stockholders’ equity and these effects can be material in any given period. See “Risk Factors — Risks Related to Our Business — Our variable annuity exposure risk management strategy may not be effective, may result in significant volatility in our profitability measures or may negatively affect our statutory capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2023 Annual Report.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends and Uncertainties — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2023 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $4.0 billion and $3.8 billion at March 31, 2024 and December 31, 2023, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $44.5 billion and $45.2 billion at March 31, 2024 and December 31, 2023, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” in our 2023 Annual Report.
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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Sources:
Changes in policyholder account balances, net	$1,367	$1,566
Financing element on certain derivative instruments and other derivative related transactions, net	—	91
Total sources	1,367	1,657
Uses:
Operating activities, net	530	500
Investing activities, net	625	1,325
Changes in payables for collateral under securities loaned and other transactions, net	17	159
Dividends on preferred stock	26	26
Treasury stock acquired in connection with share repurchases	62	62
Financing element on certain derivative instruments and other derivative related transactions, net	122	—
Other, net	13	15
Total uses	1,395	2,087
Net increase (decrease) in cash and cash equivalents	$(28)	$(430)
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
Preferred Stock
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for information on preferred stock issuances.
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs are reported in Corporate & Other. See Note 4 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for additional information on funding agreements.
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
Funding Agreement-Backed Commercial Paper Program
In July 2021, Brighthouse Life Insurance Company established a funding agreement-backed commercial paper program (the “FABCP Program”) for spread lending purposes, pursuant to which a special purpose limited liability company (the “SPLLC”) may issue commercial paper and deposit the proceeds with Brighthouse Life Insurance Company under a funding agreement issued by Brighthouse Life Insurance Company to the SPLLC. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABCP Program is $5.0 billion.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2024	December 31, 2023	2024	2023	2024	2023
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—
FABCP Program	2,998	3,442	3,804	2,598	4,248	2,187
FABN Program	2,100	2,100	—	—	—	400
FHLB Funding Agreements	4,350	4,350	575	800	575	350
Farmer Mac Funding Agreements	750	700	50	—	—	—
Total	$10,698	$10,592	$4,929	$3,398	$4,823	$2,937
Debt Issuances
See Note 12 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Notes 12 and 13 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At March 31, 2024, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at March 31, 2024. Subsequent to March 31, 2024 and through May 3, 2024, BHF repurchased an additional 507,621 shares of its common stock through open market purchases pursuant to a 10b5-1 plan for $25 million.
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
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 12 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2024 and December 31, 2023, we pledged $24 million and $16 million, respectively, of cash collateral to counterparties. At March 31, 2024 and December 31, 2023, we were obligated to return cash collateral pledged to us by counterparties of $483 million and $393 million, respectively. The timing of the return of the derivatives collateral is uncertain. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.0 billion and $2.4 billion at March 31, 2024 and December 31, 2023, respectively.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion and $3.3 billion at March 31, 2024 and December 31, 2023, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both March 31, 2024 and December 31, 2023.
See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for further discussion of our securities lending program.

Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding contingencies.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Notes 7 and 13 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding commitments.
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
Short-term Liquidity and Liquid Assets
At both March 31, 2024 and December 31, 2023, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.2 billion. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At both March 31, 2024 and December 31, 2023, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.3 billion, of which $1.2 billion was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by the insurance laws and regulations of the states where they are domiciled. Any payment of dividends by Brighthouse Life Insurance Company in 2024 would be subject to Delaware Department of Insurance approval. See Note 13 of the Notes to the Consolidated Financial Statements included in our 2023 Annual Report for additional information regarding the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required.

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
Distributions from and Capital Contributions to BH Holdings
During both the three months ended March 31, 2024 and 2023, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2024 and 2023, BHF borrowed $110 million and $217 million, respectively, from certain of its non-insurance subsidiaries and repaid $50 million and $172 million of such borrowings during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, BHF had total obligations outstanding of $787 million and $727 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the three months ended March 31, 2024 and 2023, there were no borrowings or repayments by BHF under these facilities and, at both March 31, 2024 and December 31, 2023, BHF had no obligations outstanding under such facilities.

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2023 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
Corporate Information
We routinely use our Investor Relations website to provide presentations, press releases, our insurance subsidiaries’ statutory filings, and other information that may be deemed important or material to investors. Accordingly, we encourage investors and others interested in the Company to review the information that we share at http://investor.brighthousefinancial.com. In addition, our Investor Relations website allows interested persons to sign up to automatically receive e-mail alerts when we make filings with the SEC. Information contained on or connected to any website referenced in this report or any of our other filings with the SEC is not incorporated by reference in this report or in any other report or document we file with the SEC, and any website references are intended to be inactive textual references only unless expressly noted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our market risk exposure to interest rate, equity market price, credit spreads and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2023 Annual Report.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2024.

MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2023 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2024 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2024	403,954	$51.97	403,954	$772
February 1 — February 29, 2024	407,808	$49.71	407,808	$752
March 1 — March 31, 2024	675,826	$46.83	435,549	$731
Total	1,487,588		1,247,311
__________________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On November 16, 2023, we authorized the repurchase of up to $750 million of our common stock, which does not have an expiration date. This authorization was in addition to the $1.2 billion total repurchases authorized in 2021, which were completed in the first quarter of 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.

Item 5. Other Information
Director and Officer 10b5-1 Plans
During the three months ended March 31, 2024, the following Rule 10b5-1 trading arrangements (as such term is defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”)) for the sale of the Company’s common stock were adopted by certain officers of the Company (as defined in Rule 16a-1(f) of the Exchange Act):

Name and title of director or officer	Date of adoption of trading arrangement	Duration of trading arrangement (1)	Aggregate number of securities to be sold under trading arrangement
Vonda R. Huss, Executive Vice President and Chief Human Resources Officer	March 2, 2024	June 3, 2024 – June 30, 2025	15,000
Myles J. Lambert, Executive Vice President and Chief Marketing and Distribution Officer	February 27, 2024	June 3, 2024 – July 1, 2025	42,000
John L. Rosenthal, Executive Vice President and Chief Investment Officer	February 28, 2024	June 3, 2024 – February 4, 2025	40,000
Edward A. Spehar, Executive Vice President and Chief Financial Officer	February 26, 2024	May 29, 2024 – December 31, 2024	21,375
Eric T. Steigerwalt, President, Chief Executive Officer and Director	February 27, 2024	June 3, 2024 - July 1, 2025	125,000
__________________
(1) In each case, a Rule 10b5-1 trading arrangement may also expire on such earlier date as all transactions under the Rule 10b5-1 trading arrangement are completed.
During the three months ended March 31, 2024, none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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
10.1*#
Form of Performance Share Unit (“PSU”) Agreement for awards granted in 2024 and subsequently under the Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”).

10.2*#	Award Agreement Supplement (Employee Plan) for PSU and Restricted Stock Unit awards granted in 2024 and subsequently.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 8, 2024