Form 10-Q
period 2024-06-30
Brighthouse Financial, Inc.
filed 2024-08-08
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 2, 2024, 60,755,949 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2024 (Unaudited) and December 31, 2023 and for the Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	11
	Note 4 — Market Risk Benefits	15
	Note 5 — Separate Accounts	15
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	17
	Note 7 — Investments	18
	Note 8 — Derivatives	30
	Note 9 — Fair Value	36
	Note 10 — Equity	46
	Note 11 — Other Revenues and Other Expenses	49
	Note 12 — Earnings Per Common Share	50
	Note 13 — Contingencies, Commitments and Guarantees	50
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	94
Item 4.	Controls and Procedures	95

Part II — Other Information
Item 1.	Legal Proceedings	95
Item 1A.	Risk Factors	95
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95
Item 5.	Other Information	95
Item 6.	Exhibits	96

Signature		97

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $88,176 and $87,131, respectively; allowance for credit losses of $45 and $21, respectively)	$80,581	$80,991
Equity securities, at estimated fair value	85	102
Mortgage loans (net of allowance for credit losses of $155 and $137, respectively)	22,641	22,508
Policy loans	1,470	1,331
Limited partnerships and limited liability companies	4,938	4,946
Short-term investments, principally at estimated fair value	1,390	1,169
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $12 and $13, respectively)	4,194	4,409
Total investments	115,299	115,456
Cash and cash equivalents	4,441	3,851
Accrued investment income	1,169	1,183
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,043	19,761
Deferred policy acquisition costs and value of business acquired	4,791	4,872
Current income tax recoverable	28	27
Deferred income tax asset	2,087	1,893
Market risk benefit assets	916	656
Other assets	404	370
Separate account assets	88,260	88,271
Total assets	$237,438	$236,340
Liabilities and Equity
Liabilities
Future policy benefits	$31,886	$32,569
Policyholder account balances	85,865	81,068
Market risk benefit liabilities	8,708	10,323
Other policy-related balances	3,796	3,836
Payables for collateral under securities loaned and other transactions	3,906	3,670
Long-term debt	3,155	3,156
Other liabilities	7,656	8,439
Separate account liabilities	88,260	88,271
Total liabilities	233,232	231,332
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 123,434,240 and 122,818,568 shares issued, respectively; 61,243,957 and 63,503,355 shares outstanding, respectively	1	1
Additional paid-in capital	13,972	14,004
Retained earnings (deficit)	(1,966)	(1,507)
Treasury stock, at cost; 62,190,283 and 59,315,213 shares, respectively	(2,447)	(2,309)
Accumulated other comprehensive income (loss)	(5,419)	(5,246)
Total Brighthouse Financial, Inc.’s stockholders’ equity	4,141	4,943
Noncontrolling interests	65	65
Total equity	4,206	5,008
Total liabilities and equity	$237,438	$236,340
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums	$181	$211	$383	$408
Universal life and investment-type product policy fees	580	601	1,016	1,207
Net investment income	1,307	1,196	2,561	2,255
Other revenues	141	130	286	223
Net investment gains (losses)	(120)	(64)	(162)	(160)
Net derivative gains (losses)	(662)	(1,811)	(2,583)	(2,386)
Total revenues	1,427	263	1,501	1,547
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	642	689	1,610	1,376
Interest credited to policyholder account balances	509	452	1,011	874
Amortization of deferred policy acquisition costs and value of business acquired	150	157	301	313
Change in market risk benefits	(356)	(1,300)	(1,796)	(1,106)
Other expenses	468	502	975	980
Total expenses	1,413	500	2,101	2,437
Income (loss) before provision for income tax	14	(237)	(600)	(890)
Provision for income tax expense (benefit)	(20)	(62)	(143)	(218)
Net income (loss)	34	(175)	(457)	(672)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	34	(175)	(459)	(674)
Less: Preferred stock dividends	25	25	51	51
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$9	$(200)	$(510)	$(725)
Comprehensive income (loss)	$28	$(768)	$(630)	$(447)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$28	$(768)	$(632)	$(449)

Earnings per common share
Basic	$0.12	$(3.01)	$(8.17)	$(10.77)
Diluted	$0.12	$(3.01)	$(8.17)	$(10.77)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	11		(11)		—		—
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(493)			(493)	2	(491)
Other comprehensive income (loss), net of income tax						(167)	(167)		(167)
Balance at March 31, 2024	—	1	13,989	(2,000)	(2,382)	(5,413)	4,195	65	4,260
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	8		(1)		7		7
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				34			34	—	34
Other comprehensive income (loss), net of income tax						(6)	(6)		(6)
Balance at June 30, 2024	$—	$1	$13,972	$(1,966)	$(2,447)	$(5,419)	$4,141	$65	$4,206

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	5		(15)		(10)		(10)
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(499)			(499)	2	(497)
Other comprehensive income (loss), net of income tax						818	818		818
Balance at March 31, 2023	—	1	14,054	(894)	(2,119)	(5,288)	5,754	65	5,819
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	10		—		10		10
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				(175)			(175)	—	(175)
Other comprehensive income (loss), net of income tax						(593)	(593)		(593)
Balance at June 30, 2023	$—	$1	$14,039	$(1,069)	$(2,183)	$(5,881)	$4,907	$65	$4,972
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(196)	$(628)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	5,550	2,970
Equity securities	32	10
Mortgage loans	685	574
Limited partnerships and limited liability companies	155	81
Purchases of:
Fixed maturity securities	(6,423)	(4,186)
Equity securities	(2)	(6)
Mortgage loans	(886)	(342)
Limited partnerships and limited liability companies	(153)	(254)
Cash received in connection with freestanding derivatives	5,627	2,634
Cash paid in connection with freestanding derivatives	(5,743)	(3,024)
Net change in policy loans	(138)	(6)
Net change in short-term investments	(220)	(22)
Net change in other invested assets	(191)	(88)
Net cash provided by (used in) investing activities	(1,707)	(1,659)
Cash flows from financing activities
Policyholder account balances:
Deposits	20,632	11,670
Withdrawals	(18,009)	(9,086)
Net change in payables for collateral under securities loaned and other transactions	236	(427)
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(51)	(51)
Treasury stock acquired in connection with share repurchases	(126)	(126)
Financing element on certain derivative instruments and other derivative related transactions, net	(175)	(54)
Other, net	(13)	(16)
Net cash provided by (used in) financing activities	2,493	1,909
Change in cash, cash equivalents and restricted cash	590	(378)
Cash, cash equivalents and restricted cash, beginning of period	3,851	4,115
Cash, cash equivalents and restricted cash, end of period	$4,441	$3,737
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$75	$75
Income tax	$6	$(3)
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2024.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$410	$52	$(37)	$18	$443
Provision for income tax expense (benefit)	78	10	(7)	(9)	72
Post-tax adjusted earnings (loss)	332	42	(30)	27	371
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings (loss)	$332	$42	$(30)	$2	346
Adjustments for:
Net investment gains (losses)					(120)
Net derivative gains (losses), excluding investment hedge adjustments of $9					(671)
Change in market risk benefits					356
Market value adjustments					6
Provision for income tax (expense) benefit					92
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$9

Interest revenue	$702	$121	$315	$178
Interest expense	$—	$—	$—	$38

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$357	$18	$(21)	$5	$359
Provision for income tax expense (benefit)	66	3	(5)	(1)	63
Post-tax adjusted earnings (loss)	291	15	(16)	6	296
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—
Less: Preferred stock dividends	—	—	—	25	25
Adjusted earnings (loss)	$291	$15	$(16)	$(19)	271
Adjustments for:
Net investment gains (losses)					(64)
Net derivative gains (losses), excluding investment hedge adjustments of $23					(1,834)
Change in market risk benefits					1,300
Market value adjustments					2
Provision for income tax (expense) benefit					125
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(200)

Interest revenue	$633	$119	$316	$151
Interest expense	$—	$—	$—	$38

	Six Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$795	$6	$(469)	$29	$361
Provision for income tax expense (benefit)	150	—	(98)	8	60
Post-tax adjusted earnings (loss)	645	6	(371)	21	301
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	51	51
Adjusted earnings (loss)	$645	$6	$(371)	$(32)	248
Adjustments for:
Net investment gains (losses)					(162)
Net derivative gains (losses), excluding investment hedge adjustments of $22					(2,605)
Change in market risk benefits					1,796
Market value adjustments					10
Provision for income tax (expense) benefit					203
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(510)

Interest revenue	$1,378	$228	$631	$346
Interest expense	$—	$—	$—	$76

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$744	$18	$(155)	$10	$617
Provision for income tax expense (benefit)	139	2	(33)	(10)	98
Post-tax adjusted earnings (loss)	605	16	(122)	20	519
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	51	51
Adjusted earnings (loss)	$605	$16	$(122)	$(33)	466
Adjustments for:
Net investment gains (losses)					(160)
Net derivative gains (losses), excluding investment hedge adjustments of $61					(2,447)
Change in market risk benefits					1,106
Market value adjustments					(6)
Provision for income tax (expense) benefit					316
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(725)

Interest revenue	$1,227	$219	$570	$300
Interest expense	$—	$—	$—	$76
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Annuities	$1,314	$1,246	$2,618	$2,416
Life	297	312	514	616
Run-off	429	448	785	828
Corporate & Other	178	155	351	294
Adjustments	(791)	(1,898)	(2,767)	(2,607)
Total	$1,427	$263	$1,501	$1,547
Total assets by segment, as well as Corporate & Other, were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Annuities	$162,276	$160,775
Life	25,131	25,504
Run-off	25,579	26,828
Corporate & Other	24,452	23,233
Total	$237,438	$236,340

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,974	$—	$—	$2,871	$—	$—
Beginning balance at original discount rate	3,234	—	—	3,212	—	—
Effect of model refinements	4	—	—	—	—	—
Effect of actual variances from expected experience	19	—	—	(8)	—	—
Adjusted beginning of period balance	3,257	—	—	3,204	—	—
Issuances	41	—	—	49	—	—
Interest accrual	57	—	—	55	—	—
Net premiums collected	(189)	—	—	(184)	—	—
Ending balance at original discount rate	3,166	—	—	3,124	—	—
Effect of changes in discount rate assumptions	(341)	—	—	(315)	—	—
Balance, end of period	$2,825	$—	$—	$2,809	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793
Beginning balance at original discount rate	6,023	4,031	7,085	5,922	3,897	7,410
Effect of model refinements	9	—	—	—	—	—
Effect of actual variances from expected experience	28	(1)	(3)	(10)	(4)	(37)
Adjusted beginning of period balance	6,060	4,030	7,082	5,912	3,893	7,373
Issuances	43	197	—	50	182	—
Interest accrual	110	76	152	107	72	158
Benefit payments	(311)	(201)	(288)	(251)	(192)	(301)
Ending balance at original discount rate	5,902	4,102	6,946	5,818	3,955	7,230
Effect of changes in discount rate assumptions	(688)	(404)	(721)	(597)	(355)	(519)
Balance, end of period	$5,214	$3,698	$6,225	$5,221	$3,600	$6,711
Net liability for future policy benefits, end of period	$2,389	$3,698	$6,225	$2,412	$3,600	$6,711
Less: Reinsurance recoverable, end of period	37	30	61	41	25	66
Net liability for future policy benefits, after reinsurance recoverable	$2,352	$3,668	$6,164	$2,371	$3,575	$6,645
Weighted-average duration of liability	8.7 years	8.1 years	11.5 years	8.3 years	8.4 years	11.6 years
Weighted-average interest accretion rate	3.95%	4.00%	4.46%	3.95%	3.92%	4.46%
Current discount rate	5.46%	5.46%	5.56%	5.18%	5.19%	5.20%
Gross premiums or assessments recognized during period	$284	$247	$—	$307	$224	$—
Expected future gross premiums, undiscounted	$5,953	$—	$—	$6,531	$—	$—
Expected future gross premiums, discounted	$4,477	$—	$—	$4,837	$—	$—
Expected future benefit payments, undiscounted	$8,163	$5,809	$13,483	$8,044	$5,608	$14,062
Expected future benefit payments, discounted	$5,902	$4,102	$6,946	$5,818	$3,955	$7,230

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	7,784	7,175
Effect of actual variances from expected experience	67	60
Adjusted beginning of period balance	7,851	7,235
Interest accrual	190	175
Net assessments collected	215	206
Benefit payments	(201)	(195)
Ending balance before the effect of unrealized gains and losses	8,055	7,421
Effect of unrealized gains and losses	(250)	(211)
Balance, end of period	7,805	7,210
Less: Reinsurance recoverable, end of period	1,466	1,414
Net additional liability, after reinsurance recoverable	$6,339	$5,796
Weighted-average duration of liability	6.6 years	6.7 years
Weighted-average interest accretion rate	4.93%	4.91%
Gross assessments recognized during period	$542	$531
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$20,117	$19,933
Long-term care insurance (1)	5,224	5,606
ULSG liabilities, including liability for profits followed by losses	2,525	2,565
Participating whole life insurance (2)	3,161	3,031
Deferred profit liabilities	476	373
Other	383	391
Total liability for future policy benefits	$31,886	$31,899
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2024 and 2023, and 41% of gross traditional life insurance premiums for both the six months ended June 30, 2024 and 2023.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	121	34	4,236	687	328	—
Surrenders and withdrawals	(49)	(351)	(2,510)	(736)	(10)	—
Benefit payments	(27)	(47)	(151)	(178)	(39)	(5)
Net transfers from (to) separate account	31	59	—	—	—	(1)
Interest credited	48	54	291	281	82	18
Policy charges	(108)	(12)	(9)	—	(499)	(6)
Changes related to embedded derivatives	—	—	2,605	—	—	—
Balance, end of period	$2,566	$4,044	$46,089	$14,726	$4,914	$659
Weighted-average crediting rate (2)	1.88%	1.29%	0.85%	1.90%	1.65%	2.49%
Six Months Ended June 30, 2023
Balance, beginning of period	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	113	43	3,390	1,479	339	—
Surrenders and withdrawals	(90)	(326)	(1,613)	(874)	(12)	—
Benefit payments	(42)	(61)	(117)	(203)	(55)	(4)
Net transfers from (to) separate account	22	11	—	—	—	—
Interest credited	8	78	203	229	122	15
Policy charges	(110)	(14)	(4)	—	(513)	(6)
Changes related to embedded derivatives	—	—	2,793	—	—	—
Balance, end of period	$2,559	$4,639	$38,549	$14,905	$5,188	$646
Weighted-average crediting rate (2)	0.31%	1.63%	0.66%	1.57%	2.33%	2.33%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$72,998	$66,486
Funding agreements classified as investment contracts	11,502	11,041
Institutional group annuities	343	—
Other investment contract liabilities	1,022	1,116
Total policyholder account balances	$85,865	$78,643

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2024
Annuities (1):
Less than 2.00%	$616	$145	$282	$8,323	$9,366
2.00% to 3.99%	8,034	327	167	502	9,030
Greater than 3.99%	828	—	—	—	828
Total	$9,478	$472	$449	$8,825	$19,224
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$275	$275
2.00% to 3.99%	—	500	49	134	683
Greater than 3.99%	1,566	—	—	—	1,566
Total	$1,566	$500	$49	$409	$2,524
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,093	1,439	1,633	247	4,412
Greater than 3.99%	493	—	—	—	493
Total	$1,586	$1,439	$1,633	$247	$4,905
December 31, 2023
Annuities (1):
Less than 2.00%	$697	$223	$310	$7,652	$8,882
2.00% to 3.99%	8,827	242	225	356	9,650
Greater than 3.99%	874	—	—	—	874
Total	$10,398	$465	$535	$8,008	$19,406
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	492	49	136	677
Greater than 3.99%	1,595	—	—	—	1,595
Total	$1,595	$492	$49	$372	$2,508
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,135	1,485	1,663	254	4,537
Greater than 3.99%	506	—	—	—	506
Total	$1,641	$1,485	$1,663	$254	$5,043
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$9,701	$9,974
Balance, beginning of period, before effect of changes in nonperformance risk	7,326	8,230
Decrements	(66)	(54)
Effect of actual different from expected experience	88	170
Effect of changes in interest rates	(1,547)	(147)
Effect of changes in fund returns	(649)	(1,529)
Issuances	—	(5)
Effect of changes in risk margin	(53)	(18)
Aging of the block and other	665	713
Balance, end of period, before effect of changes in nonperformance risk	5,764	7,360
Effect of changes in nonperformance risk	2,049	1,868
Balance, end of period	7,813	9,228
Less: Reinsurance recoverable, end of period	21	50
Balance, end of period, net of reinsurance (1)	$7,792	$9,178
Weighted-average attained age of contract holder	73.4 years	72.5 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2024 and 2023, with the exception of $0 and $3 million, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932
Premiums and deposits	417	77	—	408	83	—
Surrenders and withdrawals	(3,990)	(112)	(5)	(3,010)	(91)	(7)
Benefit payments	(788)	(31)	(12)	(740)	(33)	(16)
Investment performance	5,028	510	148	7,211	654	212
Policy charges	(1,060)	(103)	(26)	(1,076)	(104)	(24)
Net transfers from (to) general account	(59)	(31)	1	(11)	(22)	—
Other	(16)	—	(1)	(12)	—	(4)
Balance, end of period	$79,522	$6,231	$2,267	$80,423	$5,705	$2,093

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$88,020	$88,221
Variable income annuities	218	152
Pension risk transfer annuities	22	19
Total separate account liabilities	$88,260	$88,392
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Equity securities	$87,996	$87,999
Fixed maturity securities	253	258
Cash and cash equivalents	7	7
Other assets	4	7
Total aggregate estimated fair value of assets	$88,260	$88,271
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,566	$4,044	$46,089	$14,726	$4,914	$659
Separate account liabilities	6,231	79,522	—	—	—	2,267
Total account balances	$8,797	$83,566	$46,089	$14,726	$4,914	$2,926
Net amount at risk	$34,485	$12,642	N/A	N/A	$64,450	$2,675
Cash surrender value	$8,224	$83,155	$43,846	$14,063	$4,414	$2,598
June 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,559	$4,639	$38,549	$14,905	$5,188	$646
Separate account liabilities	5,705	80,423	—	—	—	2,093
Total account balances	$8,264	$85,062	$38,549	$14,905	$5,188	$2,739
Net amount at risk	$36,753	$13,672	N/A	N/A	$69,602	$2,647
Cash surrender value	$7,676	$84,644	$35,860	$14,281	$6,160	$2,539
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2024
DAC:
Balance, beginning of period	$2,301	$110	$1,331	$354	$360
Capitalization	19	4	190	1	6
Amortization	(114)	(2)	(119)	(25)	(21)
Balance, end of period	2,206	112	1,402	330	345
VOBA:
Balance, beginning of period	309	60	—	4	43
Amortization	(15)	(2)	—	—	(3)
Balance, end of period	294	58	—	4	40
Total DAC and VOBA:
Balance, end of period	$2,500	$170	$1,402	$334	$385
Six Months Ended June 30, 2023
DAC:
Balance, beginning of period	$2,508	$107	$1,213	$405	$392
Capitalization	19	7	165	—	6
Amortization	(124)	(5)	(111)	(27)	(23)
Balance, end of period	2,403	109	1,267	378	375
VOBA:
Balance, beginning of period	341	65	—	5	48
Amortization	(17)	(2)	—	(1)	(3)
Balance, end of period	324	63	—	4	45
Total DAC and VOBA:
Balance, end of period	$2,727	$172	$1,267	$382	$420
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Six Months Ended June 30,
	2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$220	$8	$245	$9
Amortization	(11)	(1)	(13)	(1)
Balance, end of period	$209	$7	$232	$8

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30,
	2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$356	$612	$67	$356	$488	$74
Capitalization	18	84	—	20	88	—
Amortization	(18)	(29)	(4)	(20)	(23)	(4)
Balance, end of period	$356	$667	$63	$356	$553	$70
7. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$39,956	$31	$223	$3,978	$36,170	$38,778	$15	$388	$3,396	$35,755
Foreign corporate	13,458	4	47	1,495	12,006	12,865	—	89	1,289	11,665
U.S. government and agency	7,750	—	97	621	7,226	8,656	—	286	523	8,419
Residential mortgage-backed securities	8,691	5	43	935	7,794	8,199	5	48	812	7,430
Commercial mortgage-backed securities	6,920	5	3	535	6,383	7,023	1	2	614	6,410
Asset-backed securities	6,532	—	28	98	6,462	6,514	—	23	131	6,406
State and political subdivision	3,814	—	100	355	3,559	4,019	—	159	304	3,874
Foreign government	1,055	—	28	102	981	1,077	—	42	87	1,032
Total fixed maturity securities	$88,176	$45	$569	$8,119	$80,581	$87,131	$21	$1,037	$7,156	$80,991
The Company held non-income producing fixed maturity securities with an estimated fair value of $45 million and $52 million at June 30, 2024 and December 31, 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$3,788	$18,698	$14,088	$29,459	$22,143	$88,176
Estimated fair value	$3,746	$18,050	$12,715	$25,431	$20,639	$80,581
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

	June 30, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,800	$646	$21,587	$3,332	$4,554	$409	$22,796	$2,987
Foreign corporate	2,002	101	8,054	1,394	1,010	73	8,311	1,216
U.S. government and agency	1,867	71	2,299	550	518	9	3,477	514
RMBS	1,049	30	5,474	905	413	20	5,774	792
CMBS	479	25	5,549	510	411	33	5,786	581
ABS	721	4	1,798	94	572	3	3,360	128
State and political subdivision	658	56	1,624	299	471	32	1,634	272
Foreign government	57	1	670	101	112	6	620	81
Total fixed maturity securities	$14,633	$934	$47,055	$7,185	$8,061	$585	$51,758	$6,571
Total number of securities in an unrealized loss position	2,179		6,512		1,347		7,038

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Allowance for Credit Losses for Fixed Maturity Securities
Evaluation and Measurement Methodologies
For fixed maturity securities in an unrealized loss position, management first assesses whether the Company intends to sell, or whether it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to estimated fair value through net investment gains (losses). For fixed maturity securities that do not meet the aforementioned criteria, management evaluates whether the decline in estimated fair value has resulted from credit losses or other factors. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the allowance for credit loss evaluation process include, but are not limited to: (i) the extent to which estimated fair value is less than amortized cost; (ii) any changes to the rating of the security by a rating agency; (iii) adverse conditions specifically related to the security, industry or geographic area; and (iv) payment structure of the fixed maturity security and the likelihood of the issuer being able to make payments in the future or the issuer’s failure to make scheduled interest and principal payments. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss is deemed to exist and an allowance for credit losses is recorded, limited by the amount that the estimated fair value is less than the amortized cost basis, with a corresponding charge to net investment gains (losses). Any unrealized losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive income (“OCI”).
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $673 million and $655 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $45 million, relating to 27 securities, at June 30, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$15	$—	$5	$1	$21
Allowance on securities where credit losses were not previously recorded	12	4	—	3	19
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	4	—	—	1	5
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$4	$5	$5	$45
Six Months Ended June 30, 2023
Balance, beginning of period	$1	$1	$2	$3	$7
Allowance on securities where credit losses were not previously recorded	4	—	3	—	7
Reductions for securities sold	(1)	—	—	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	—	(1)	—	—	(1)
Balance, end of period	$4	$—	$5	$3	$12
_______________
(1)The Company recorded total write-offs of $1 million and $7 million for the six months ended June 30, 2024 and 2023, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,130	58.0%	$13,193	58.6%
Agricultural	4,533	20.0	4,445	19.8
Residential	5,133	22.7	5,007	22.2
Total mortgage loans (1)	22,796	100.7	22,645	100.6
Allowance for credit losses	(155)	(0.7)	(137)	(0.6)
Total mortgage loans, net	$22,641	100.0%	$22,508	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $188 million and $349 million for the three months and six months ended June 30, 2024, respectively, and $0 and $32 million for the three months and six months ended June 30, 2023, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $122 million and $123 million at June 30, 2024 and December 31, 2023, respectively.
The allowance for credit losses is estimated using relevant available information, from internal and external sources, relating to past events, current conditions, and a reasonable and supportable forecast. Historical credit loss experience provides the basis for estimating expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics and environmental conditions. A reasonable and supportable forecast period of two years is used with an input reversion period of one year.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	38	(1)	(11)	26
Charge-offs, net of recoveries	(8)	—	—	(8)
Balance, end of period	$99	$18	$38	$155
Six Months Ended June 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	26	—	1	27
Charge-offs, net of recoveries	—	(1)	—	(1)
Balance, end of period	$75	$14	$56	$145
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
June 30, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$264	$199	$654	$1,817	$176	$3,410	$6,520
65% to 75%	23	—	935	1,022	121	1,199	3,300
76% to 80%	—	—	427	258	138	794	1,617
Greater than 80%	—	—	400	103	—	1,190	1,693
Total commercial mortgage loans	287	199	2,416	3,200	435	6,593	13,130
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	191	214	574	1,140	414	1,744	4,277
65% to 75%	6	1	126	78	12	33	256
Total agricultural mortgage loans	197	215	700	1,218	426	1,777	4,533
Residential mortgage loans
Performing	32	215	1,309	1,703	141	1,638	5,038
Nonperforming	—	1	27	18	1	48	95
Total residential mortgage loans	32	216	1,336	1,721	142	1,686	5,133
Total	$516	$630	$4,452	$6,139	$1,003	$10,056	$22,796

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2023	2022	2021	2020	2019	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,078	92.0%	$12,086	91.6%
1.00x - 1.20x	728	5.5	702	5.3
Less than 1.00x	324	2.5	405	3.1
Total	$13,130	100.0%	$13,193	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both June 30, 2024 and December 31, 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2024				December 31, 2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,031	$4,513	$4,954	$22,498	$13,176	$4,429	$4,915	$22,520
30-59 days past due	—	—	84	84	—	—	2	2
60-89 days past due	99	—	31	130	—	—	30	30
90-179 days past due	—	4	23	27	—	—	23	23
180+ days past due	—	16	41	57	17	16	37	70
Total	$13,130	$4,533	$5,133	$22,796	$13,193	$4,445	$5,007	$22,645
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2024	$99	$16	$95	$210
December 31, 2023	$17	$—	$90	$107
_______________
(1)The Company had $30 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2024. The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was $1 million and less than $1 million for the six months ended June 30, 2024 and 2023, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the six months ended June 30, 2024 and 2023.
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
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities, and the effect on future policy benefits that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in accumulated other comprehensive income (loss) (“AOCI”).

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities	$(7,550)	$(6,119)
Derivatives	443	351
Other	(9)	2
Subtotal	(7,116)	(5,766)
Amounts allocated from:
Future policy benefits	920	652
Deferred income tax benefit (expense)	1,301	1,074
Net unrealized investment gains (losses)	$(4,895)	$(4,040)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2024
(In millions)
Balance at December 31, 2023	$(4,040)
Unrealized investment gains (losses) during the period	(1,350)
Unrealized investment gains (losses) relating to:
Future policy benefits	268
Deferred income tax benefit (expense)	227
Balance at June 30, 2024	$(4,895)
Change in net unrealized investment gains (losses)	$(855)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2024 and December 31, 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2024	December 31, 2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,562	$3,420
Estimated fair value	$3,178	$3,194
Cash collateral received from counterparties (2)	$3,279	$3,277
Reinvestment portfolio — estimated fair value	$3,260	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$622	$896	$1,379	$2,897	$647	$655	$1,584	$2,886
U.S. corporate	—	268	—	268	—	252	—	252
Foreign corporate	—	100	—	100	—	130	—	130
Foreign government	—	14	—	14	—	9	—	9
Total	$622	$1,278	$1,379	$3,279	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2024 was $606 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 53% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,150	$8,593
Invested assets held in trust (reinsurance agreements) (2)	7,207	7,142
Invested assets pledged as collateral (3)	13,473	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$26,830	$29,714
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $50 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $199 million and $120 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $238 million and $245 million at redemption value at June 30, 2024 and December 31, 2023, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2024 or December 31, 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,657	$16,934	$15,526	$16,771
Limited partnerships and LLCs	4,297	5,355	4,233	5,255
Total	$19,954	$22,289	$19,759	$22,026
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$937	$868	$1,856	$1,705
Equity securities	—	1	2	1
Mortgage loans	250	237	495	476
Policy loans	19	18	33	33
Limited partnerships and LLCs (1)	99	89	173	76
Cash, cash equivalents and short-term investments	63	55	124	105
Other	26	20	51	42
Total investment income	1,394	1,288	2,734	2,438
Less: Investment expenses	87	92	173	183
Net investment income	$1,307	$1,196	$2,561	$2,255
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $102 million and $195 million for the three months and six months ended June 30, 2024, respectively, and $93 million and $92 million for the three months and six months ended June 30, 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fixed maturity securities	$(97)	$(55)	$(135)	$(131)
Equity securities	(1)	2	—	(1)
Mortgage loans	(22)	(10)	(27)	(27)
Limited partnerships and LLCs	(1)	—	(1)	—
Other	1	(1)	1	(1)
Total net investment gains (losses)	$(120)	$(64)	$(162)	$(160)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and six months ended June 30, 2024 and 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Proceeds	$1,175	$505	$1,855	$1,277
Gross investment gains	$8	$8	$10	$11
Gross investment losses	(86)	(56)	(120)	(129)
Net investment gains (losses)	$(78)	$(48)	$(110)	$(118)
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
•Interest rate derivatives: swaps, floors, caps, futures, swaptions and forwards;
•Foreign currency exchange rate derivatives: forwards and swaps;
•Equity market derivatives: options, total return swaps and hybrid options; and
•Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. In the second quarter of 2024, the Company utilized interest rate futures to manage risk related to policyholder liabilities for institutional group annuities. These interest rate futures are non-qualified hedges. In the first quarter of 2024, the Company entered into interest rate swaps to manage the interest rate risk in funding agreement liabilities. These interest rate swaps are qualifying hedges.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$12	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,913	409	23	3,939	348	45
Total qualifying hedges		4,413	421	23	3,939	348	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	53,524	130	179	31,252	140	103
Interest rate floors	Interest rate	3,500	2	—	3,500	7	1
Interest rate caps	Interest rate	6,800	12	2	7,050	19	1
Interest rate futures	Interest rate	80	—	—	—	—	—
Interest rate options	Interest rate	23,050	38	222	33,680	47	167
Interest rate forwards	Interest rate	13,886	25	1,653	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	723	106	—	747	101	1
Foreign currency forwards	Foreign currency exchange rate	726	2	—	535	—	9
Credit default swaps — written	Credit	1,096	20	—	1,405	27	—
Equity index options	Equity market	20,883	1,234	940	20,099	757	687
Equity total return swaps	Equity market	68,976	1,316	1,110	53,742	2,236	2,137
Hybrid options	Equity market	20	—	—	270	—	—
Total non-designated or non-qualifying derivatives		193,264	2,885	4,106	169,297	3,366	5,043
Total		$197,677	$3,306	$4,129	$173,236	$3,714	$5,088
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$2	$3
Foreign currency exchange rate	1	(1)	13	—	41
Total cash flow hedges	1	(1)	14	2	44
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(319)	—	—	—	—
Foreign currency exchange rate	14	(6)	—	—	—
Credit	1	—	—	—	—
Equity market	362	—	—	—	—
Embedded	(714)	—	—	—	—
Total non-qualifying hedges	(656)	(6)	—	—	—
Total	$(655)	$(7)	$14	$2	$44
Three Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$1	$—	$(1)
Foreign currency exchange rate	5	(5)	13	—	(49)
Total cash flow hedges	3	(5)	14	—	(50)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(551)	—	—	—	—
Foreign currency exchange rate	9	(6)	—	—	—
Credit	9	—	—	—	—
Equity market	433	—	—	—	—
Embedded	(1,703)	—	—	—	—
Total non-qualifying hedges	(1,803)	(6)	—	—	—
Total	$(1,800)	$(11)	$14	$—	$(50)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$4	$12
Foreign currency exchange rate	1	(2)	26	—	85
Total cash flow hedges	4	(2)	27	4	97
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,101)	—	—	—	—
Foreign currency exchange rate	45	(9)	—	—	—
Credit	7	—	—	—	—
Equity market	1,073	—	—	—	—
Embedded	(2,600)	—	—	—	—
Total non-qualifying hedges	(2,576)	(9)	—	—	—
Total	$(2,572)	$(11)	$27	$4	$97
Six Months Ended June 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$2	$—	$1
Foreign currency exchange rate	4	(5)	27	—	(91)
Total cash flow hedges	2	(5)	29	—	(90)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	59	—	—	—	—
Foreign currency exchange rate	4	4	—	—	—
Credit	19	—	—	—	—
Equity market	324	—	—	—	—
Embedded	(2,793)	—	—	—	—
Total non-qualifying hedges	(2,387)	4	—	—	—
Total	$(2,385)	$(1)	$29	$—	$(90)
At June 30, 2024 and December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At June 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $443 million and $351 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$4	$416	1.1	$6	$419	1.6
Baa	14	652	4.8	19	958	4.9
Ba	2	24	2.5	2	24	3.0
Caa and Lower	—	4	1.5	—	4	2.0
Total	$20	$1,096	3.4	$27	$1,405	3.9
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
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2024
Derivative assets	$3,105	$(2,480)	$(453)	$172	$(107)	$65
Derivative liabilities	$4,033	$(2,480)	$—	$1,553	$(1,544)	$9
December 31, 2023
Derivative assets	$3,506	$(3,112)	$(164)	$230	$(194)	$36
Derivative liabilities	$4,925	$(3,112)	$(8)	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,553	$1,813
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,943	$4,811
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

	June 30, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$35,266	$904	$36,170
Foreign corporate	—	11,545	461	12,006
U.S. government and agency	2,798	4,428	—	7,226
RMBS	—	7,771	23	7,794
CMBS	—	6,315	68	6,383
ABS	—	6,047	415	6,462
State and political subdivision	—	3,559	—	3,559
Foreign government	—	960	21	981
Total fixed maturity securities	2,798	75,891	1,892	80,581
Equity securities	52	9	24	85
Short-term investments	779	611	—	1,390
Derivative assets: (1)
Interest rate	—	219	—	219
Foreign currency exchange rate	—	511	6	517
Credit	—	16	4	20
Equity market	—	2,550	—	2,550
Total derivative assets	—	3,296	10	3,306
Embedded derivatives on index-linked annuities (2)	—	—	38	38
Market risk benefit assets	—	—	916	916
Separate account assets	21	88,239	—	88,260
Total assets	$3,650	$168,046	$2,880	$174,576
Liabilities
Market risk benefit liabilities	$—	$—	$8,708	$8,708
Derivative liabilities: (1)
Interest rate	—	2,056	—	2,056
Foreign currency exchange rate	—	23	—	23
Equity market	—	2,050	—	2,050
Total derivative liabilities	—	4,129	—	4,129
Embedded derivatives on index-linked annuities (2)	—	—	10,621	10,621
Total liabilities	$—	$4,129	$19,329	$23,458

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of Brighthouse Financial, Inc.’s Board of Directors regarding compliance with fair value accounting standards.
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2024.
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

					June 30, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	22.80%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.83%	-	27.29%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.56%	-	1.47%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	9.24%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	9.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.30%	-	1.82%	0.45%	-	1.74%	Decrease (6)
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
The Company does not develop unobservable inputs used in measuring fair value for all other assets and liabilities classified within Level 3; therefore, these are not included in the table above. The other Level 3 assets and liabilities primarily included fixed maturity securities and derivatives. For fixed maturity securities valued based on non-binding broker quotes, an increase (decrease) in credit spreads would result in a (lower) higher fair value. For derivatives valued based on third-party pricing models, an increase (decrease) in credit spreads would generally result in a (lower) higher fair value.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended June 30, 2024
Balance, beginning of period	$1,267	$482	$21	$25	$11	$(9,941)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(15)	—	—	(1)	(1)	(714)
Total realized/unrealized gains (losses) included in AOCI	(2)	2	—	—	—	—
Purchases (5)	199	129	—	—	—	—
Sales (5)	(43)	(26)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	72
Transfers into Level 3 (6)	41	—	—	—	—	—
Transfers out of Level 3 (6)	(82)	(81)	—	—	—	—
Balance, end of period	$1,365	$506	$21	$24	$10	$(10,583)
Three Months Ended June 30, 2023
Balance, beginning of period	$1,936	$350	$39	$25	$33	$(5,164)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(4)	—	—	(1)	(5)	(1,703)
Total realized/unrealized gains (losses) included in AOCI	(22)	(1)	—	—	—	—
Purchases (5)	68	36	—	1	9	—
Sales (5)	(42)	(3)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(19)
Transfers into Level 3 (6)	26	2	—	—	—	—
Transfers out of Level 3 (6)	(31)	(13)	—	—	(10)	—
Balance, end of period	$1,931	$371	$38	$25	$27	$(6,886)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(15)	$—	$—	$(2)	$(1)	$(881)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(2)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (7)	$(3)	$—	$—	$(2)	$(5)	$(1,802)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2023 (7)	$(24)	$(1)	$—	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(19)	1	—	(1)	(3)	(2,600)
Total realized/unrealized gains (losses) included in AOCI	(9)	2	—	—	—	—
Purchases (5)	238	207	—	—	1	—
Sales (5)	(84)	(31)	—	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	203
Transfers into Level 3 (6)	55	—	—	—	—	—
Transfers out of Level 3 (6)	(136)	(53)	(15)	—	(6)	—
Balance, end of period	$1,365	$506	$21	$24	$10	$(10,583)
Six Months Ended June 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(3)	—	—	(3)	(5)	(2,793)
Total realized/unrealized gains (losses) included in AOCI	7	1	1	—	—	—
Purchases (5)	210	52	—	1	9	—
Sales (5)	(73)	(7)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(161)
Transfers into Level 3 (6)	56	2	—	—	—	—
Transfers out of Level 3 (6)	(53)	(42)	—	—	(12)	—
Balance, end of period	$1,931	$371	$38	$25	$27	$(6,886)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(18)	$—	$—	$(2)	$(3)	$(2,921)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(19)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (7)	$(2)	$(1)	$—	$(3)	$(5)	$(2,968)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2023 (7)	$1	$—	$1	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,641	$—	$—	$20,592	$20,592
Policy loans	$1,470	$—	$642	$925	$1,567
Other invested assets	$240	$—	$238	$2	$240
Premiums, reinsurance and other receivables	$8,206	$—	$118	$8,380	$8,498
Liabilities
Policyholder account balances	$32,467	$—	$—	$32,050	$32,050
Long-term debt	$3,155	$—	$2,728	$—	$2,728
Other liabilities	$1,327	$—	$660	$667	$1,327
Separate account liabilities	$1,259	$—	$1,259	$—	$1,259

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,508	$—	$—	$20,609	$20,609
Policy loans	$1,331	$—	$518	$937	$1,455
Other invested assets	$257	$—	$245	$12	$257
Premiums, reinsurance and other receivables	$7,577	$—	$88	$7,636	$7,724
Liabilities
Policyholder account balances	$31,471	$—	$—	$30,606	$30,606
Long-term debt	$3,156	$—	$2,769	$—	$2,769
Other liabilities	$1,142	$—	$463	$679	$1,142
Separate account liabilities	$1,150	$—	$1,150	$—	$1,150
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both June 30, 2024 and December 31, 2023:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$825.00	$14	$825.00	$14
B	$421.88	7	$421.88	7	$843.76	14	$843.76	14
C	$335.94	7	$335.94	7	$671.88	15	$671.88	15
D	$289.06	4	$289.06	4	$578.12	8	$578.12	8
Total		$25		$25		$51		$51
Common Stock Repurchase Program
During the six months ended June 30, 2024 and 2023, BHF repurchased 2,634,041 and 2,684,792 shares, respectively, of its common stock through open market purchases pursuant to Rule 10b5-1 plans for $126 million for both periods. At June 30, 2024, BHF had $667 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2024	$(4,937)	$317	$(1,711)	$969	$(51)	$(5,413)
OCI before reclassifications	(475)	44	110	233	(2)	(90)
Deferred income tax benefit (expense) (3)	100	(9)	(23)	(49)	—	19
AOCI before reclassifications, net of income tax	(5,312)	352	(1,624)	1,153	(53)	(5,484)
Amounts reclassified from AOCI	85	(2)	—	—	1	84
Deferred income tax benefit (expense) (3)	(18)	—	—	—	(1)	(19)
Amounts reclassified from AOCI, net of income tax	67	(2)	—	—	—	65
Balance at June 30, 2024	$(5,245)	$350	$(1,624)	$1,153	$(53)	$(5,419)

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2023	$(5,028)	$472	$(1,383)	$706	$(55)	$(5,288)
OCI before reclassifications	(895)	(50)	(116)	251	1	(809)
Deferred income tax benefit (expense) (3)	187	11	24	(52)	—	170
AOCI before reclassifications, net of income tax	(5,736)	433	(1,475)	905	(54)	(5,927)
Amounts reclassified from AOCI	59	(4)	—	—	2	57
Deferred income tax benefit (expense) (3)	(12)	1	—	—	—	(11)
Amounts reclassified from AOCI, net of income tax	47	(3)	—	—	2	46
Balance at June 30, 2023	$(5,689)	$430	$(1,475)	$905	$(52)	$(5,881)

	Six Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2023	$(4,317)	$277	$(1,881)	$720	$(45)	$(5,246)
OCI before reclassifications	(1,295)	97	325	548	(11)	(336)
Deferred income tax benefit (expense) (3)	271	(20)	(68)	(115)	2	70
AOCI before reclassifications, net of income tax	(5,341)	354	(1,624)	1,153	(54)	(5,512)
Amounts reclassified from AOCI	121	(5)	—	—	2	118
Deferred income tax benefit (expense) (3)	(25)	1	—	—	(1)	(25)
Amounts reclassified from AOCI, net of income tax	96	(4)	—	—	1	93
Balance at June 30, 2024	$(5,245)	$350	$(1,624)	$1,153	$(53)	$(5,419)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(78)	$(46)	$(112)	$(114)	Net investment gains (losses)
Net unrealized investment gains (losses)	(7)	(13)	(9)	(6)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(85)	(59)	(121)	(120)
Income tax (expense) benefit	18	12	25	25
Net unrealized investment gains (losses), net of income tax	(67)	(47)	(96)	(95)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	(2)	3	(2)	Net derivative gains (losses)
Interest rate swaps	1	1	1	2	Net investment income
Foreign currency swaps	1	5	1	4	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	2	4	5	4
Income tax (expense) benefit	—	(1)	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	2	3	4	3
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	(2)	(2)	(5)
Amortization of defined benefit plans, before income tax	(1)	(2)	(2)	(5)
Income tax (expense) benefit	1	—	1	1
Amortization of defined benefit plans, net of income tax	—	(2)	(1)	(4)
Total reclassifications, net of income tax	$(65)	$(46)	$(93)	$(96)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
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
Other revenues consisted primarily of 12b-1 fees of $69 million and $136 million for the three months and six months ended June 30, 2024, respectively, and $66 million and $133 million for the three months and six months ended June 30, 2023, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Compensation	$101	$106	$212	$204
Contracted services and other labor costs	70	79	133	148
Transition services agreements	5	8	12	19
Premium and other taxes, licenses and fees	13	20	24	34
Separate account fees	91	92	183	184
Volume related costs, excluding compensation, net of DAC capitalization	138	143	285	280
Interest expense on debt	38	38	76	76
Other	12	16	50	35
Total other expenses	$468	$502	$975	$980
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$9	$(200)	$(510)	$(725)

Weighted average common shares outstanding — basic	61,956,829	66,722,046	62,496,801	67,294,437
Dilutive effect of share-based awards	298,501	—	—	—
Weighted average common shares outstanding — diluted	62,255,330	66,722,046	62,496,801	67,294,437

Earnings per common share:
Basic	$0.12	$(3.01)	$(8.17)	$(10.77)
Diluted	$0.12	$(3.01)	$(8.17)	$(10.77)
For the three months ended June 30, 2024, weighted average shares used for calculating diluted earnings per common share excludes 187,371 shares underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to the earnings per common share calculation due to the average share price for the three months ended June 30, 2024.
For the six months ended June 30, 2024 and the three months and six months ended June 30, 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2024.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company, a subsidiary of Brighthouse Financial, Inc. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those persons who own or owned life insurance policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY, a subsidiary of Brighthouse Life Insurance Company, was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
Other Loss Contingencies
As with litigation and regulatory loss contingencies, the Company considers establishing liabilities for loss contingencies associated with disputes or other matters involving third parties, including counterparties to contractual arrangements entered into by the Company (e.g., third-party vendors and reinsurers), as well as with tax or other authorities (“other loss contingencies”). The Company establishes liabilities for such other loss contingencies when it is probable that a loss will be incurred and the amount of the loss can be reasonably estimated. In matters where it is not probable, but is reasonably possible that a loss will be incurred and the amount of loss can be reasonably estimated, such losses or range of losses are disclosed, and no accrual is made. In the absence of sufficient information to support an assessment of the reasonably possible loss or range of loss, no accrual is made and no loss or range of loss is disclosed. On a quarterly basis, the Company reviews relevant information with respect to other loss contingencies and, when applicable, updates its accruals, disclosures and estimates of reasonably possible losses or estimated ranges of loss based on such reviews.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of June 30, 2024, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $75 million relating to certain tax matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $307 million and $377 million at June 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both June 30, 2024 and December 31, 2023.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of up to $87 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company’s recorded liabilities were $1 million at both June 30, 2024 and December 31, 2023 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter Form 10-Q”) filed with the SEC on May 8, 2024; and (iv) our current reports on Form 8-K filed in 2024.
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
•“Non-GAAP Financial Disclosures” defines key financial measures presented in our results of operations discussion that are not calculated in accordance with GAAP but are used by management in evaluating company and segment performance. As described in this section, adjusted earnings is presented by key business activities which are derived, but different, from the line items presented in the GAAP statements of operations. This section also refers to certain other terms used to describe our insurance business and financial and operating metrics but is not intended to be exhaustive.
Our Results of Operations discussion and analysis presents a review for the three months and six months ended June 30, 2024 and 2023 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(11)	$(262)	$(653)	$(943)
Less: Provision for income tax expense (benefit)	(20)	(62)	(143)	(218)
Net income (loss) available to shareholders (1)	$9	$(200)	$(510)	$(725)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$418	$334	$308	$564
Less: Provision for income tax expense (benefit)	72	63	60	98
Adjusted earnings (loss) (1)	$346	$271	$248	$466
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended June 30, 2024, we had net income available to shareholders of $9 million and adjusted earnings of $346 million compared to net loss available to shareholders of $200 million and adjusted earnings of $271 million for the three months ended June 30, 2023. Net income available to shareholders for the three months ended June 30, 2024 primarily reflects favorable pre-tax adjusted earnings. The favorable impact was partially offset by net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities, net investment losses on mortgage loans and an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from increasing long-term interest rates.
For the six months ended June 30, 2024, we had net loss available to shareholders of $510 million and adjusted earnings of $248 million compared to net loss available to shareholders of $725 million and adjusted earnings of $466 million for the six months ended June 30, 2023. Net loss available to shareholders for the six months ended June 30, 2024 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business resulting from increasing long-term interest rates, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings, net of an unfavorable impact due to a reinsurance premium rate increase retroactive to September 2019, which resulted from the conclusion of a reinsurance arbitration, and the related impacts.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2023 Annual Report, as amended or supplemented by our First Quarter Form 10-Q and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Interest rates have increased and may continue to increase due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
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
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2023 Annual Report, as amended or supplemented by our First Quarter Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”

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
On April 23, 2024, the DOL issued a final Fiduciary Advice Rule, which was originally proposed in October 2023, that updates the definition of an “investment advice fiduciary” under ERISA and amends related administrative Prohibited Transaction Exemptions (each, a “PTE”), including PTE 2020-02 (which allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA) (the “PTE 2020-02 Amendment”) and PTE 84-24 (which, as amended by the final Fiduciary Advice Rule, is available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to an ERISA plan or IRA) (the “PTE 84-24 Amendment” and, together with the PTE 2020-02 Amendment, the “PTE Amendments”).
On July 25, 2024, the U.S. District Court for the Eastern District of Texas and, on July 26, 2024, the U.S. District Court for the Northern District of Texas issued decisions, which together stayed the effective date for implementation of the Fiduciary Advice Rule and the PTE Amendments. These rulings are subject to appeal by the DOL.
For further information about the potential effect and impact of the Fiduciary Advice Rule and the PTE Amendments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments” included in our First Quarter Form 10-Q and “Business — Regulation — Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” included in our 2023 Annual Report. We will continue to monitor developments regarding the new rule and related litigation.
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

Non-GAAP Financial Disclosures
We present certain measures of our performance that are not calculated in accordance with GAAP. Our definitions of non-GAAP financial measures may differ from those used by other companies.
Adjusted Earnings
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
Adjusted Net Investment Income Yield
Similar to adjusted net investment income, we present adjusted net investment income yield as a performance measure we believe enhances the understanding of our investment portfolio results. Adjusted net investment income yield represents adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties. Investment fee and expense yields are calculated as a percentage of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties. For a reconciliation of adjusted net investment income yield to net investment income, the most directly comparable GAAP measure, see the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$181	$211	$383	$408
Universal life and investment-type product policy fees	580	601	1,016	1,207
Net investment income	1,307	1,196	2,561	2,255
Other revenues	141	130	286	223
Net investment gains (losses)	(120)	(64)	(162)	(160)
Net derivative gains (losses)	(662)	(1,811)	(2,583)	(2,386)
Total revenues	1,427	263	1,501	1,547
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	642	689	1,610	1,376
Interest credited to policyholder account balances	509	452	1,011	874
Amortization of DAC and VOBA	150	157	301	313
Change in market risk benefits	(356)	(1,300)	(1,796)	(1,106)
Interest expense on debt	38	38	76	76
Other expenses	430	464	899	904
Total expenses	1,413	500	2,101	2,437
Income (loss) before provision for income tax	14	(237)	(600)	(890)
Provision for income tax expense (benefit)	(20)	(62)	(143)	(218)
Net income (loss)	34	(175)	(457)	(672)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	34	(175)	(459)	(674)
Less: Preferred stock dividends	25	25	51	51
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$9	$(200)	$(510)	$(725)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Change in market risk benefits	$356	$1,300	$1,796	$1,106
Net investment gains (losses)	(120)	(64)	(162)	(160)
Net derivative gains (losses), excluding investment hedge adjustments	(671)	(1,834)	(2,605)	(2,447)
Market value adjustments	6	2	10	(6)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	418	334	308	564
Income (loss) available to shareholders before provision for income tax	(11)	(262)	(653)	(943)
Provision for income tax expense (benefit)	(20)	(62)	(143)	(218)
Net income (loss) available to shareholders	$9	$(200)	$(510)	$(725)

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Loss available to shareholders before provision for income tax was $11 million (income of $9 million, net of income tax), a lower loss of $251 million ($209 million, net of income tax) from loss available to shareholders before provision for income tax of $262 million ($200 million, net of income tax) in the prior period.
The lower loss before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2024 and 2023”; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The lower loss before provision for income taxes was partially offset by the following unfavorable items:
•net investment gains (losses) reflecting higher net losses on sales of fixed maturity securities and an increase in the allowance for credit losses, and higher net losses on mortgage loans due to an increase in the allowance for credit losses; and
•the impact of equity markets on equity options we use to hedge our non-variable annuity business, as equity markets increased less in the current period than the prior period.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Loss available to shareholders before provision for income tax was $653 million ($510 million, net of income tax), a lower loss of $290 million ($215 million, net of income tax) from loss available to shareholders before provision for income tax of $943 million ($725 million, net of income tax) in the prior period.
The lower loss before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2024 and 2023”; and
•the impact of equity markets on equity options we use to hedge our non-variable annuity business, as equity markets increased more in the current period than the prior period.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased in the current period resulting in a loss of $309 million and decreased in the prior period resulting in a gain of $57 million; and
•lower pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 24% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$38	$38	$22	$(89)	$9
Add: Provision for income tax expense (benefit)	78	10	(164)	56	(20)
Income (loss) available to shareholders before provision for income tax	116	48	(142)	(33)	(11)
Less: Net investment gains (losses)	(81)	(7)	(15)	(17)	(120)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $9	(569)	3	(96)	(9)	(671)
Less: Change in market risk benefits	356	—	—	—	356
Less: Market value adjustments	—	—	6	—	6
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	410	52	(37)	(7)	418
Less: Provision for income tax expense (benefit)	78	10	(7)	(9)	72
Adjusted earnings (loss)	$332	$42	$(30)	$2	$346

	Three Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(221)	$14	$253	$(246)	$(200)
Add: Provision for income tax expense (benefit)	67	3	(368)	236	(62)
Income (loss) available to shareholders before provision for income tax	(154)	17	(115)	(10)	(262)
Less: Net investment gains (losses)	(56)	(4)	(7)	3	(64)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $23	(1,755)	3	(89)	7	(1,834)
Less: Change in market risk benefits	1,300	—	—	—	1,300
Less: Market value adjustments	—	—	2	—	2
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	357	18	(21)	(20)	334
Less: Provision for income tax expense (benefit)	66	3	(5)	(1)	63
Adjusted earnings (loss)	$291	$15	$(16)	$(19)	$271

	Six Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$23	$(8)	$(142)	$(383)	$(510)
Add: Provision for income tax expense (benefit)	150	—	(638)	345	(143)
Income (loss) available to shareholders before provision for income tax	173	(8)	(780)	(38)	(653)
Less: Net investment gains (losses)	(105)	(23)	(21)	(13)	(162)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $22	(2,313)	9	(300)	(1)	(2,605)
Less: Change in market risk benefits	1,796	—	—	—	1,796
Less: Market value adjustments	—	—	10	—	10
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	795	6	(469)	(24)	308
Less: Provision for income tax expense (benefit)	150	—	(98)	8	60
Adjusted earnings (loss)	$645	$6	$(371)	$(32)	$248

	Six Months Ended June 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(918)	$12	$513	$(332)	$(725)
Add: Provision for income tax expense (benefit)	134	2	(633)	279	(218)
Income (loss) available to shareholders before provision for income tax	(784)	14	(120)	(53)	(943)
Less: Net investment gains (losses)	(128)	(7)	(14)	(11)	(160)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $61	(2,506)	3	55	1	(2,447)
Less: Change in market risk benefits	1,106	—	—	—	1,106
Less: Market value adjustments	—	—	(6)	—	(6)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	744	18	(155)	(43)	564
Less: Provision for income tax expense (benefit)	139	2	(33)	(10)	98
Adjusted earnings (loss)	$605	$16	$(122)	$(33)	$466

Consolidated Results for the Three Months and Six Months Ended June 30, 2024 and 2023 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$721	$731	$1,302	$1,430
Net investment spread	773	738	1,506	1,394
Insurance-related activities	(433)	(451)	(1,171)	(914)
Amortization of DAC and VOBA	(150)	(157)	(301)	(313)
Other expenses	(468)	(502)	(975)	(980)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	25	53	53
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	418	334	308	564
Provision for income tax expense (benefit)	72	63	60	98
Adjusted earnings (loss)	$346	$271	$248	$466
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Adjusted earnings were $346 million in the current period, an increase of $75 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher average invested assets resulting from positive net flows in the general account;
partially offset by
◦higher interest credited to policyholders due to higher account balances;
•lower other expenses due to:
◦lower deferred compensation and operational expenses;
◦higher ceded cost of insurance expenses consistent with less favorable equity market returns in our Life segment, which is offset in fee income; and
◦lower transition services agreement expenses; and
•lower net costs associated with insurance-related activities due to an increase in income annuity underwriting margins.
Key net unfavorable impact was:
•lower net fee income due to:
◦higher ceded cost of insurance fees driven by the aging in-force business in our Run-off segment, as well as less favorable equity market returns in our Life segment, which is mostly offset in other expenses;
partially offset by
◦higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales in our Annuity segment.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 16% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted earnings were $248 million in the current period, a decrease of $218 million.
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
◦higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in our Life and Run-off segments, as well as the aging in-force business in our Run-off segment;
partially offset by
◦higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales in our Annuity segment.
Key net favorable impact was:
•higher net investment spread due to:
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher returns on other limited partnerships; and
◦higher average invested assets resulting from positive net flows in the general account;
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

Segments and Corporate & Other Results for the Three Months and Six Months Ended June 30, 2024 and 2023 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$549	$529	$1,094	$1,039
Net investment spread	374	367	747	720
Insurance-related activities	(46)	(57)	(108)	(64)
Amortization of DAC and VOBA	(126)	(130)	(253)	(259)
Other expenses	(341)	(352)	(685)	(692)
Pre-tax adjusted earnings	410	357	795	744
Provision for income tax expense (benefit)	78	66	150	139
Adjusted earnings	$332	$291	$645	$605
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Adjusted earnings were $332 million in the current period, an increase of $41 million.
Key net favorable impacts were:
•higher fee income due to higher reinsurance fees commensurate with an increase in deposit balances resulting from increased sales;
•lower other expenses due to lower operational expenses;
•lower costs associated with insurance-related activities due an increase in income annuity underwriting margins; and
•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to higher account balances; and
◦lower returns on other limited partnerships.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted earnings were $645 million in the current period, an increase of $40 million.
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
partially offset by
◦higher interest credited to policyholders due to higher account balances; and
•lower other expenses due to:
◦lower operational expenses; and
◦lower transition services agreement expenses;
partially offset by
◦higher variable compensation.
Key unfavorable impact was higher costs associated with insurance-related activities due to a decrease in income annuity underwriting margins.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$58	$67	$49	$140
Net investment spread	68	69	122	121
Insurance-related activities	(9)	(36)	(12)	(84)
Amortization of DAC and VOBA	(24)	(27)	(48)	(54)
Other expenses	(41)	(55)	(105)	(105)
Pre-tax adjusted earnings (loss)	52	18	6	18
Provision for income tax expense (benefit)	10	3	—	2
Adjusted earnings (loss)	$42	$15	$6	$16
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Adjusted earnings were $42 million in the current period, an increase of $27 million.
Key favorable impacts were:
•lower net costs associated with insurance-related activities due to lower paid claims, net of reinsurance; and
•lower other expenses due to higher ceded cost of insurance expenses consistent with less favorable equity market returns, which is offset in fee income.
Key unfavorable impact was lower fee income due to higher ceded cost of insurance fees consistent with less favorable equity market returns, which is mostly offset in other expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted earnings were $6 million in the current period, a decrease of $10 million.
Key unfavorable impact was lower fee income due to higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration.
Key favorable impact was lower costs associated with insurance-related activities due to lower paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$114	$131	$154	$257
Net investment spread	262	246	509	434
Insurance-related activities	(378)	(358)	(1,051)	(766)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(35)	(40)	(81)	(80)
Pre-tax adjusted earnings (loss)	(37)	(21)	(469)	(155)
Provision for income tax expense (benefit)	(7)	(5)	(98)	(33)
Adjusted earnings (loss)	$(30)	$(16)	$(371)	$(122)
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Adjusted loss was $30 million in the current period, a higher loss of $14 million.
Key unfavorable impacts were:
•higher costs associated with insurance-related activities due to higher paid claims, net of reinsurance; and
•lower fee income due to higher ceded cost of insurance fees driven by the aging in-force business.
Key favorable impacts were:
•higher net investment spread due to lower interest credited to policyholders due to lower account balances; and
•lower other expenses due to lower operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in the current period compared to 24% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted loss was $371 million in the current period, a higher loss of $249 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦an increase in liability balances resulting from a reinsurance premium rate increase associated with the conclusion of the aforementioned reinsurance arbitration;
partially offset by
◦lower paid claims, net of reinsurance; and

•lower fee income due to higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration and the aging in-force business.
Key favorable impact was:
•higher net investment spread due to:
◦higher returns on other limited partnerships; and
◦lower interest credited to policyholders due to lower account balances.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$—	$4	$5	$(6)
Net investment spread	69	56	128	119
Insurance-related activities	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(51)	(55)	(104)	(103)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	25	53	53
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(7)	(20)	(24)	(43)
Provision for income tax expense (benefit)	(9)	(1)	8	(10)
Adjusted earnings (loss)	$2	$(19)	$(32)	$(33)
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Adjusted earnings were $2 million in the current period, an increase of $21 million.
Key favorable impacts were:
•higher net investment spread due to higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business; and
•lower other expenses due to lower deferred compensation and operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted loss was $32 million in the current period, a lower loss of $1 million.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2024 and 2023
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield® Level Annuity (“Shield” and “Shield annuity”) liabilities, which includes (i) changes in the fair value of liabilities and reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Market risk benefits mark-to-market	$228	$1,173	$1,571	$869
Annuity guaranteed benefit rider fees, net of claims	135	148	251	260
Ceded reinsurance	(7)	(21)	(26)	(23)
Total changes attributable to annuity guaranteed benefits	356	1,300	1,796	1,106
Variable annuity hedges	137	(73)	204	292
Shield embedded derivatives	(697)	(1,693)	(2,514)	(2,766)
Total	$(204)	$(466)	$(514)	$(1,368)
Three Months Ended June 30, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended June 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing interest rates;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Three Months Ended June 30, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended June 30, 2023, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates, partially offset by increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Six Months Ended June 30, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the six months ended June 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing interest rates and equity markets;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Six Months Ended June 30, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the six months ended June 30, 2023, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets;
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.52%	$1,353	4.35%	$1,256	4.45%	$2,658	4.15%	$2,392
Investment fees and expenses (2)	(0.13)	(37)	(0.14)	(37)	(0.14)	(75)	(0.14)	(76)
Adjusted net investment income (3)	4.39%	$1,316	4.21%	$1,219	4.31%	$2,583	4.01%	$2,316
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net investment income	$1,307	$1,196	$2,561	$2,255
Less: Investment hedge adjustments	(9)	(23)	(22)	(61)
Adjusted net investment income — in the above yield table	$1,316	$1,219	$2,583	$2,316
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2024 and 2023” for an analysis of the period-over-period changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,880	83.0%	$67,056	82.8%
Privately-placed	13,701	17.0	13,935	17.2
Total fixed maturity securities	$80,581	100.0%	$80,991	100.0%
Percentage of cash and invested assets	67.3%		67.9%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2024					December 31, 2023
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,794	$6	$(4,657)	$53,131	65.9%	$56,944	$5	$(3,586)	$53,353	65.8%
2	Baa	27,894	—	(2,715)	25,179	31.2	27,567	—	(2,331)	25,236	31.2
Subtotal investment grade		85,688	6	(7,372)	78,310	97.1%	84,511	5	(5,917)	78,589	97.0%
3	Ba	1,842	—	(119)	1,723	2.1	1,839	—	(122)	1,717	2.1
4	B	462	3	(34)	425	0.5	593	3	(44)	546	0.7
5	Caa and lower	96	4	(14)	78	0.2	113	2	(24)	87	0.1
6	In or near default	88	32	(11)	45	0.1	75	11	(12)	52	0.1
Subtotal below investment grade		2,488	39	(178)	2,271	2.9%	2,620	16	(202)	2,402	3.0%
Total fixed maturity securities		$88,176	$45	$(7,550)	$80,581	100.0%	$87,131	$21	$(6,119)	$80,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2024
U.S. corporate	$16,894	$17,524	$1,302	$356	$53	$41	$36,170
Foreign corporate	5,373	6,232	343	52	2	4	12,006
U.S. government and agency	7,115	111	—	—	—	—	7,226
RMBS	7,766	22	1	4	1	—	7,794
CMBS	6,038	321	18	1	5	—	6,383
ABS	5,860	562	19	12	9	—	6,462
State and political subdivision	3,496	55	—	—	8	—	3,559
Foreign government	589	352	40	—	—	—	981
Total fixed maturity securities	$53,131	$25,179	$1,723	$425	$78	$45	$80,581
December 31, 2023
U.S. corporate	$16,617	$17,260	$1,293	$476	$57	$52	$35,755
Foreign corporate	4,841	6,423	344	57	—	—	11,665
U.S. government and agency	8,306	113	—	—	—	—	8,419
RMBS	7,390	18	12	1	9	—	7,430
CMBS	6,039	344	24	—	3	—	6,410
ABS	5,746	621	17	12	10	—	6,406
State and political subdivision	3,808	57	1	—	8	—	3,874
Foreign government	606	400	26	—	—	—	1,032
Total fixed maturity securities	$53,353	$25,236	$1,717	$546	$87	$52	$80,991
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% and 1% of total investments at June 30, 2024 and December 31, 2023, respectively. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$14,932	31.0%	$14,751	31.1%
Finance	13,432	27.9	12,957	27.3
Consumer	10,889	22.6	10,683	22.6
Utility	6,305	13.1	6,273	13.2
Communications	2,618	5.4	2,756	5.8
Total	$48,176	100.0%	$47,420	100.0%

Structured Securities
We held $20.6 billion and $20.2 billion of Structured Securities, at estimated fair value, at June 30, 2024 and December 31, 2023, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,979	51.1%	$(575)	$3,922	52.8%	$(491)
Collateralized mortgage obligations	3,815	48.9	(317)	3,508	47.2	(273)
Total RMBS	$7,794	100.0%	$(892)	$7,430	100.0%	$(764)
Risk profile:
Agency	$6,396	82.0%	$(849)	$6,152	82.8%	$(724)
Prime	194	2.5	(22)	152	2.0	(16)
Alt-A	864	11.1	(21)	756	10.2	(23)
Sub-prime	340	4.4	—	370	5.0	(1)
Total RMBS	$7,794	100.0%	$(892)	$7,430	100.0%	$(764)
Ratings profile:
Rated Aaa (1)	$727	9.3%		$554	7.5%
Designated NAIC 1	$7,766	99.6%		$7,390	99.5%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$88	$79	$89	$83
2012	2	1	2	1
2013	21	19	43	36
2014	205	186	283	256
2015	945	892	949	876
2016	461	432	461	425
2017	715	659	717	655
2018	1,620	1,506	1,633	1,521
2019	916	797	993	869
2020	529	443	538	442
2021	732	695	813	760
2022	454	442	451	436
2023	61	61	51	50
2024	171	171	—	—
Total	$6,920	$6,383	$7,023	$6,410
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.9% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.6% of total CMBS, at June 30, 2024. The estimated fair value of CMBS Aaa rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2023.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,691	57.1%	$15	$3,819	59.6%	$(9)
Automobile loans	576	8.9	(3)	487	7.6	(2)
Student loans	385	5.9	(17)	397	6.2	(22)
Consumer loans	321	5.0	(14)	346	5.4	(19)
Credit card loans	263	4.1	(5)	262	4.1	(6)
Other loans	1,226	19.0	(46)	1,095	17.1	(50)
Total	$6,462	100.0%	$(70)	$6,406	100.0%	$(108)
Ratings profile:
Rated Aaa	$3,666	56.7%		$3,548	55.4%
Designated NAIC 1	$5,860	90.7%		$5,746	89.7%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	June 30, 2024				December 31, 2023
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,130	57.6%	$99	0.8%	$13,193	58.3%	$69	0.5%
Agricultural	4,533	19.9	18	0.4%	4,445	19.6	19	0.4%
Residential	5,133	22.5	38	0.7%	5,007	22.1	49	1.0%
Total	$22,796	100.0%	$155	0.7%	$22,645	100.0%	$137	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% at both June 30, 2024 and December 31, 2023. The remainder was collateralized by properties located outside of the U.S. At June 30, 2024, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2024 and December 31, 2023. At June 30, 2024, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 11% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,785	21.2%	$2,747	20.8%
Pacific	2,539	19.4	2,562	19.4
Middle Atlantic	2,115	16.1	2,153	16.3
West South Central	1,510	11.5	1,513	11.5
Mountain	1,135	8.7	1,182	9.0
East North Central	735	5.6	737	5.6
New England	728	5.5	735	5.6
International	397	3.0	409	3.1
East South Central	343	2.6	306	2.3
West North Central	341	2.6	347	2.6
Multi-region and Other	502	3.8	502	3.8
Total recorded investment	13,130	100.0%	13,193	100.0%
Less: allowance for credit losses	99		69
Carrying value, net of allowance for credit losses	$13,031		$13,124
Property type:
Apartment	$5,248	40.0%	$5,371	40.8%
Office	3,102	23.6	3,185	24.1
Industrial	2,182	16.6	2,092	15.9
Retail	1,728	13.2	1,747	13.2
Hotel	870	6.6	798	6.0
Total recorded investment	13,130	100.0%	13,193	100.0%
Less: allowance for credit losses	99		69
Carrying value, net of allowance for credit losses	$13,031		$13,124
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 66% and 65% at June 30, 2024 and December 31, 2023, respectively, and our average debt-service coverage ratio was 2.3x at both June 30, 2024 and December 31, 2023. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% at both June 30, 2024 and December 31, 2023. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the six months ended June 30, 2024 and 2023.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Other limited partnerships	$4,163	$4,140
Real estate limited partnerships and LLCs (1)	775	806
Total	$4,938	$4,946
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $915 million and $927 million at June 30, 2024 and December 31, 2023, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,306	78.8%	$3,714	84.2%
Company-owned life insurance	552	13.2	340	7.7
Federal Home Loan Bank stock	237	5.6	245	5.5
Tax credit and renewable energy partnerships	49	1.2	52	1.2
Leveraged leases, net of non-recourse debt	48	1.1	47	1.1
Other	2	0.1	11	0.3
Total	$4,194	100.0%	$4,409	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2024 and December 31, 2023; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the six months ended June 30, 2024 and 2023.
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
Derivatives categorized as Level 3 at June 30, 2024 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; equity hybrid options with unobservable volatility inputs; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2024		December 31, 2023
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,096	$20	$1,405	$27
Total	$1,096	$20	$1,405	$27
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in our 2023 Annual Report for additional information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2023 Annual Report for more details on policyholder liabilities.
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	June 30, 2024				December 31, 2023
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$31,522	$3,727	$3,718	30.3%	$32,079	$4,089	$3,600	30.3%
GMIB Max with EDB (3)	7,404	6,207	599	37.3%	7,605	6,092	470	31.9%
GMIB Max without EDB (3)	4,200	114	151	22.7%	4,344	133	107	17.8%
GMWB	19,749	314	234	8.8%	19,961	541	249	10.2%
GMAB	397	1	1	8.2%	431	4	4	17.9%
GMDB only (other than EDB) (3)	17,172	973	—	N/A	16,768	1,056	—	N/A
EDB only (3)	3,122	1,306	—	N/A	3,109	1,325	—	N/A
Total	$83,566	$12,642	$4,703		$84,297	$13,240	$4,430
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities were valued at $10.0 billion at June 30, 2024.
Our variable annuity MRBs by type of GMxB were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
GMIB	$7,987	$9,485
GMWB	8	41
GMDB	709	788
Total	$8,704	$10,314
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
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives hedging our in-force variable annuity guarantees and ULSG business viewed in aggregate in our interest rate hedging program were as follows at:

	June 30, 2024			December 31, 2023
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$53,446	$92	$179	$23,037	$71	$50
Interest rate options	23,050	38	222	33,680	47	167
Interest rate forwards	13,886	25	1,653	16,155	32	1,877
Hybrid options (2)	20	—	—	270	—	—
Total	$90,402	$155	$2,054	$73,142	$150	$2,094
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by derivative instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
(2)Hybrid options have equity exposure in addition to interest rate exposure.

The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program were as follows at:

	June 30, 2024			December 31, 2023
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$16,766	$860	$931	$16,183	$472	$680
Equity total return swaps	68,976	1,316	1,110	53,742	2,236	2,137
Interest rate swaps	53,446	92	179	30,864	92	103
Interest rate options	16,550	37	106	27,580	39	123
Interest rate forwards	9,282	9	619	8,519	—	619
Hybrid options	20	—	—	270	—	—
Total	$165,040	$2,314	$2,945	$137,158	$2,839	$3,662
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
Liquidity and Capital Management
Based upon our capitalization, expectations regarding maintaining our business mix, ratings, and funding sources available to us, we believe we have sufficient liquidity to meet business requirements in current market conditions and certain stress scenarios. BHF’s Board of Directors and senior management are directly involved in the governance of the capital management process, including proposed changes to the annual capital plan and capital targets. We continuously monitor and adjust our liquidity and capital plans in light of market conditions, as well as changing needs and opportunities.
We maintain a substantial short-term liquidity position, which was $4.3 billion and $3.8 billion at June 30, 2024 and December 31, 2023, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $48.5 billion and $45.2 billion at June 30, 2024 and December 31, 2023, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
We have a share repurchase program under which repurchases may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
We currently have no plans to declare and pay dividends on our common stock. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of BHF’s Board of Directors and will depend on and be subject to our financial condition, results of operations, cash needs, regulatory and other constraints, capital requirements (including capital requirements of our insurance subsidiaries), contractual restrictions and any other factors that BHF’s Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns of capital on our common stock, or as to the amount of any such dividends, distributions or returns of capital.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Sources:
Changes in policyholder account balances, net	$2,623	$2,584
Changes in payables for collateral under securities loaned and other transactions, net	236	—
Total sources	2,859	2,584
Uses:
Operating activities, net	196	628
Investing activities, net	1,707	1,659
Changes in payables for collateral under securities loaned and other transactions, net	—	427
Long-term debt repaid	1	1
Dividends on preferred stock	51	51
Treasury stock acquired in connection with share repurchases	126	126
Financing element on certain derivative instruments and other derivative related transactions, net	175	54
Other, net	13	16
Total uses	2,269	2,962
Net increase (decrease) in cash and cash equivalents	$590	$(378)
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
Funding Agreement-Backed Repurchase Agreement Program
In January 2024, Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program (the “FABR Program”), pursuant to which Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special purpose entity to purchase funding agreements from Brighthouse Life Insurance Company.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023	2024	2023
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—
FABCP Program	3,056	3,442	7,659	4,332	8,045	3,475
FABN Program	2,550	2,100	1,150	—	700	850
FHLB Funding Agreements	4,200	4,350	675	1,300	825	950
Farmer Mac Funding Agreements	650	700	50	—	100	—
Total	$10,956	$10,592	$10,034	$5,632	$9,670	$5,275
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At June 30, 2024, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at June 30, 2024. Subsequent to June 30, 2024 and through August 2, 2024, BHF repurchased an additional 509,400 shares of its common stock through open market purchases pursuant to a Rule 10b5-1 plan for $24 million.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2024 and December 31, 2023, we pledged $38 million and $16 million, respectively, of cash collateral to counterparties. At June 30, 2024 and December 31, 2023, we were obligated to return cash collateral pledged to us by counterparties of $627 million and $393 million, respectively. The timing of the return of the derivatives collateral is uncertain. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.0 billion and $2.4 billion at June 30, 2024 and December 31, 2023, respectively.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion at both June 30, 2024 and December 31, 2023.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both June 30, 2024 and December 31, 2023.
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
Short-term Liquidity and Liquid Assets
At both June 30, 2024 and December 31, 2023, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.2 billion. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At June 30, 2024 and December 31, 2023, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.2 billion and $1.3 billion, respectively, of which $1.2 billion and $1.2 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During both the six months ended June 30, 2024 and 2023, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2024 and 2023, BHF borrowed $290 million and $397 million, respectively, from certain of its non-insurance subsidiaries and repaid $85 million and $279 million of such borrowings during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, BHF had total obligations outstanding of $932 million and $727 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the six months ended June 30, 2024 and 2023, there were no borrowings or repayments by BHF under these facilities and, at both June 30, 2024 and December 31, 2023, BHF had no obligations outstanding under such facilities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We regularly analyze our market risk exposure. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2023 Annual Report.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2024.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2024 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
April 1 — April 30, 2024	444,121	$49.51	444,121	$709
May 1 — May 31, 2024	515,699	$46.08	515,699	$686
June 1 — June 30, 2024	426,910	$42.76	426,910	$667
Total	1,386,730		1,386,730
__________________
(1)On November 16, 2023, we authorized the repurchase of up to $750 million of our common stock, which does not have an expiration date. This authorization was in addition to the $1.2 billion total repurchases authorized in 2021, which were completed in the first quarter of 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits herein, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Brighthouse Financial, Inc. and its subsidiaries or affiliates or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Brighthouse Financial, Inc. and its subsidiaries and affiliates may be found elsewhere herein and in Brighthouse Financial, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at www.sec.gov.)

Exhibit No.	Description
10.1#
Brighthouse Financial, Inc. Employee Stock Purchase Plan (Amended and Restated Effective April 3, 2024), is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 10, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 8, 2024