Form 10-Q
period 2024-09-30
Brighthouse Financial, Inc.
filed 2024-11-08
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 1, 2024, 59,354,252 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2024 (Unaudited) and December 31, 2023 and for the Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	11
	Note 4 — Market Risk Benefits	16
	Note 5 — Separate Accounts	17
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	19
	Note 7 — Investments	20
	Note 8 — Derivatives	32
	Note 9 — Fair Value	38
	Note 10 — Equity	48
	Note 11 — Other Revenues and Other Expenses	51
	Note 12 — Earnings Per Common Share	52
	Note 13 — Contingencies, Commitments and Guarantees	52
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	97
Item 4.	Controls and Procedures	98

Part II — Other Information
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	98
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 5.	Other Information	98
Item 6.	Exhibits	99

Signature		100

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2024 (Unaudited) and December 31, 2023
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,838 and $87,131, respectively; allowance for credit losses of $61 and $21, respectively)	$83,298	$80,991
Equity securities, at estimated fair value	87	102
Mortgage loans (net of allowance for credit losses of $167 and $137, respectively)	22,938	22,508
Policy loans	1,387	1,331
Limited partnerships and limited liability companies	4,870	4,946
Short-term investments, principally at estimated fair value	1,812	1,169
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $12 and $13, respectively)	4,462	4,409
Total investments	118,854	115,456
Cash and cash equivalents	5,630	3,851
Accrued investment income	2,083	1,183
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,692	19,761
Deferred policy acquisition costs and value of business acquired	4,745	4,872
Current income tax recoverable	28	27
Deferred income tax asset	1,737	1,893
Market risk benefit assets	750	656
Other assets	324	370
Separate account assets	90,313	88,271
Total assets	$245,156	$236,340
Liabilities and Equity
Liabilities
Future policy benefits	$32,781	$32,569
Policyholder account balances	87,678	81,068
Market risk benefit liabilities	9,580	10,323
Other policy-related balances	3,853	3,836
Payables for collateral under securities loaned and other transactions	3,764	3,670
Long-term debt	3,155	3,156
Other liabilities	8,442	8,439
Separate account liabilities	90,313	88,271
Total liabilities	239,566	231,332
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 123,456,323 and 122,818,568 shares issued, respectively; 59,838,034 and 63,503,355 shares outstanding, respectively	1	1
Additional paid-in capital	13,953	14,004
Retained earnings (deficit)	(1,790)	(1,507)
Treasury stock, at cost; 63,618,289 and 59,315,213 shares, respectively	(2,512)	(2,309)
Accumulated other comprehensive income (loss)	(4,127)	(5,246)
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,525	4,943
Noncontrolling interests	65	65
Total equity	5,590	5,008
Total liabilities and equity	$245,156	$236,340
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Premiums	$180	$194	$563	$602
Universal life and investment-type product policy fees	560	542	1,576	1,749
Net investment income	1,288	1,202	3,849	3,457
Other revenues	143	125	429	348
Net investment gains (losses)	(60)	(53)	(222)	(213)
Net derivative gains (losses)	(93)	(840)	(2,676)	(3,226)
Total revenues	2,018	1,170	3,519	2,717
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($978), ($234), ($978) and ($234), respectively)	22	590	1,632	1,966
Interest credited to policyholder account balances	556	426	1,567	1,300
Amortization of deferred policy acquisition costs and value of business acquired	150	155	451	468
Change in market risk benefits	610	(1,064)	(1,186)	(2,170)
Other expenses	492	473	1,467	1,453
Total expenses	1,830	580	3,931	3,017
Income (loss) before provision for income tax	188	590	(412)	(300)
Provision for income tax expense (benefit)	10	109	(133)	(109)
Net income (loss)	178	481	(279)	(191)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	176	479	(283)	(195)
Less: Preferred stock dividends	26	26	77	77
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$150	$453	$(360)	$(272)
Comprehensive income (loss)	$1,470	$(754)	$840	$(1,201)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,468	$(756)	$836	$(1,205)

Earnings per common share
Basic	$2.49	$6.92	$(5.82)	$(4.08)
Diluted	$2.47	$6.89	$(5.82)	$(4.08)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
Treasury stock acquired in connection with share repurchases					(126)		(126)		(126)
Share-based compensation		—	19		(12)		7		7
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(459)			(459)	2	(457)
Other comprehensive income (loss), net of income tax						(173)	(173)		(173)
Balance at June 30, 2024	—	1	13,972	(1,966)	(2,447)	(5,419)	4,141	65	4,206
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	7		(1)		6		6
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				176			176	2	178
Other comprehensive income (loss), net of income tax						1,292	1,292		1,292
Balance at September 30, 2024	$—	$1	$13,953	$(1,790)	$(2,512)	$(4,127)	$5,525	$65	$5,590

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(126)		(126)		(126)
Share-based compensation		—	15		(15)		—		—
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(674)			(674)	2	(672)
Other comprehensive income (loss), net of income tax						225	225		225
Balance at June 30, 2023	—	1	14,039	(1,069)	(2,183)	(5,881)	4,907	65	4,972
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	9		(1)		8		8
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				479			479	2	481
Other comprehensive income (loss), net of income tax						(1,235)	(1,235)		(1,235)
Balance at September 30, 2023	$—	$1	$14,022	$(590)	$(2,248)	$(7,116)	$4,069	$65	$4,134
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(172)	$(289)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	7,968	4,588
Equity securities	34	16
Mortgage loans	1,033	904
Limited partnerships and limited liability companies	227	136
Purchases of:
Fixed maturity securities	(8,397)	(6,626)
Equity securities	(5)	(6)
Mortgage loans	(1,503)	(659)
Limited partnerships and limited liability companies	(216)	(336)
Cash received in connection with freestanding derivatives	8,653	4,013
Cash paid in connection with freestanding derivatives	(8,648)	(4,640)
Net change in policy loans	(56)	(29)
Net change in short-term investments	(628)	112
Net change in other invested assets	(295)	(117)
Other, net	(4)	—
Net cash provided by (used in) investing activities	(1,837)	(2,644)
Cash flows from financing activities
Policyholder account balances:
Deposits	39,141	16,292
Withdrawals	(35,469)	(12,773)
Net change in payables for collateral under securities loaned and other transactions	94	(619)
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(77)	(77)
Treasury stock acquired in connection with share repurchases	(190)	(190)
Financing element on certain derivative instruments and other derivative related transactions, net	305	43
Other, net	(15)	(18)
Net cash provided by (used in) financing activities	3,788	2,657
Change in cash, cash equivalents and restricted cash	1,779	(276)
Cash, cash equivalents and restricted cash, beginning of period	3,851	4,115
Cash, cash equivalents and restricted cash, end of period	$5,630	$3,839
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$82	$82
Income tax	$10	$1
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Brighthouse Financial, Inc. (“BHF” and together with its subsidiaries, “Brighthouse Financial” or the “Company”) is a holding company formed in 2016 to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s former retail segment until becoming a separate, publicly-traded company in August 2017. Brighthouse Financial is one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into the following segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2024.
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
2. Segment Information
The Company is organized into the following segments: Annuities; Life; and Run-off. In addition, the Company reports certain of its results of operations in Corporate & Other.
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
Operating results by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$403	$(32)	$584	$13	$968
Provision for income tax expense (benefit)	76	(7)	121	(17)	173
Post-tax adjusted earnings (loss)	327	(25)	463	30	795
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings (loss)	$327	$(25)	$463	$2	767
Adjustments for:
Net investment gains (losses)					(60)
Net derivative gains (losses), excluding investment hedge adjustments of $6					(99)
Change in market risk benefits					(610)
Market value adjustments					(11)
Provision for income tax (expense) benefit					163
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$150

Interest revenue	$729	$112	$275	$178
Interest expense	$—	$—	$—	$38

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$393	$(93)	$120	$9	$429
Provision for income tax expense (benefit)	74	(20)	25	(4)	75
Post-tax adjusted earnings (loss)	319	(73)	95	13	354
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2
Less: Preferred stock dividends	—	—	—	26	26
Adjusted earnings (loss)	$319	$(73)	$95	$(15)	326
Adjustments for:
Net investment gains (losses)					(53)
Net derivative gains (losses), excluding investment hedge adjustments of $25					(865)
Change in market risk benefits					1,064
Market value adjustments					15
Provision for income tax (expense) benefit					(34)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$453

Interest revenue	$652	$115	$300	$160
Interest expense	$—	$—	$—	$38

	Nine Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$1,198	$(26)	$115	$42	$1,329
Provision for income tax expense (benefit)	226	(7)	23	(9)	233
Post-tax adjusted earnings (loss)	972	(19)	92	51	1,096
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	77	77
Adjusted earnings (loss)	$972	$(19)	$92	$(30)	1,015
Adjustments for:
Net investment gains (losses)					(222)
Net derivative gains (losses), excluding investment hedge adjustments of $28					(2,704)
Change in market risk benefits					1,186
Market value adjustments					(1)
Provision for income tax (expense) benefit					366
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(360)

Interest revenue	$2,107	$340	$906	$524
Interest expense	$—	$—	$—	$114

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Pre-tax adjusted earnings (loss)	$1,137	$(75)	$(35)	$19	$1,046
Provision for income tax expense (benefit)	213	(18)	(8)	(14)	173
Post-tax adjusted earnings (loss)	924	(57)	(27)	33	873
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4	4
Less: Preferred stock dividends	—	—	—	77	77
Adjusted earnings (loss)	$924	$(57)	$(27)	$(48)	792
Adjustments for:
Net investment gains (losses)					(213)
Net derivative gains (losses), excluding investment hedge adjustments of $86					(3,312)
Change in market risk benefits					2,170
Market value adjustments					9
Provision for income tax (expense) benefit					282
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(272)

Interest revenue	$1,879	$334	$870	$460
Interest expense	$—	$—	$—	$114
Total revenues by segment, as well as Corporate & Other, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Annuities	$1,314	$1,214	$3,932	$3,630
Life	303	299	817	915
Run-off	377	413	1,162	1,241
Corporate & Other	183	162	534	456
Adjustments	(159)	(918)	(2,926)	(3,525)
Total	$2,018	$1,170	$3,519	$2,717
Total assets by segment, as well as Corporate & Other, were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Annuities	$168,286	$160,775
Life	25,732	25,504
Run-off	26,465	26,828
Corporate & Other	24,673	23,233
Total	$245,156	$236,340

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,974	$—	$—	$2,871	$—	$—
Beginning balance at original discount rate	3,234	—	—	3,212	—	—
Effect of model refinements	4	—	—	—	—	—
Effect of changes in cash flow assumptions	128	—	—	215	—	—
Effect of actual variances from expected experience	9	—	—	(36)	—	—
Adjusted beginning of period balance	3,375	—	—	3,391	—	—
Issuances	52	—	—	71	—	—
Interest accrual	85	—	—	83	—	—
Net premiums collected	(284)	—	—	(281)	—	—
Ending balance at original discount rate	3,228	—	—	3,264	—	—
Effect of changes in discount rate assumptions	(239)	—	—	(430)	—	—
Balance, end of period	$2,989	$—	$—	$2,834	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793
Beginning balance at original discount rate	6,023	4,031	7,085	5,922	3,897	7,410
Effect of model refinements	10	—	—	—	—	—
Effect of changes in cash flow assumptions	208	(23)	81	309	—	—
Effect of actual variances from expected experience	9	(1)	(11)	(41)	6	(49)
Adjusted beginning of period balance	6,250	4,007	7,155	6,190	3,903	7,361
Issuances	56	304	—	74	281	—
Interest accrual	165	113	230	162	107	236
Benefit payments	(425)	(300)	(438)	(375)	(296)	(449)
Ending balance at original discount rate	6,046	4,124	6,947	6,051	3,995	7,148
Effect of changes in discount rate assumptions	(431)	(229)	(361)	(867)	(514)	(956)
Balance, end of period	$5,615	$3,895	$6,586	$5,184	$3,481	$6,192
Net liability for future policy benefits, end of period	$2,626	$3,895	$6,586	$2,350	$3,481	$6,192
Less: Reinsurance recoverable, end of period	30	32	63	41	30	—
Net liability for future policy benefits, after reinsurance recoverable	$2,596	$3,863	$6,523	$2,309	$3,451	$6,192
Weighted-average duration of liability	7.7 years	8.0 years	11.5 years	8.8 years	8.3 years	11.6 years
Weighted-average interest accretion rate	3.94%	4.02%	4.46%	3.95%	3.94%	4.45%
Current discount rate	4.74%	4.82%	5.00%	5.87%	5.87%	5.91%
Gross premiums or assessments recognized during period	$423	$385	$—	$451	$353	$—
Expected future gross premiums, undiscounted	$5,983	$—	$—	$6,261	$—	$—
Expected future gross premiums, discounted	$4,406	$—	$—	$4,707	$—	$—
Expected future benefit payments, undiscounted	$8,250	$5,814	$13,465	$8,378	$5,663	$13,909
Expected future benefit payments, discounted	$6,046	$4,124	$6,947	$6,051	$3,995	$7,148

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2024 and 2023 annual actuarial reviews (“AAR”), the Company updated assumptions regarding mortality and lapses for term and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	7,784	7,175
Effect of changes in cash flow assumptions	895	52
Effect of actual variances from expected experience	102	75
Adjusted beginning of period balance	8,781	7,302
Interest accrual	295	265
Net assessments collected	328	309
Benefit payments	(280)	(289)
Ending balance before the effect of unrealized gains and losses	9,124	7,587
Effect of unrealized gains and losses	(158)	(347)
Balance, end of period	8,966	7,240
Less: Reinsurance recoverable, end of period	1,521	1,409
Net additional liability, after reinsurance recoverable	$7,445	$5,831
Weighted-average duration of liability	6.6 years	6.7 years
Weighted-average interest accretion rate	4.94%	4.92%
Gross assessments recognized during period	$812	$798
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2024 and 2023 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2024, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,073	$19,263
Long-term care insurance (1)	5,514	5,276
ULSG liabilities, including liability for profits followed by losses	1,202	1,966
Participating whole life insurance (2)	3,172	3,054
Deferred profit liabilities	435	459
Other	385	386
Total liability for future policy benefits	$32,781	$30,404
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2024 and 2023, and 39% and 40% of gross traditional life insurance premiums for the nine months ended September 30, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	181	57	6,272	1,027	486	—
Surrenders and withdrawals	(68)	(508)	(3,935)	(982)	(15)	—
Benefit payments	(37)	(72)	(243)	(258)	(53)	(7)
Net transfers from (to) separate account	31	96	—	—	—	5
Interest credited	74	83	438	424	123	22
Policy charges	(152)	(16)	(14)	—	(745)	(6)
Changes related to embedded derivatives	—	—	3,669	—	—	—
Balance, end of period	$2,579	$3,947	$47,814	$14,883	$4,848	$667
Weighted-average crediting rate (2)	2.89%	2.02%	1.31%	2.86%	2.48%	3.10%
Nine Months Ended September 30, 2023
Balance, beginning of period	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	171	63	5,314	1,983	501	—
Surrenders and withdrawals	(140)	(486)	(2,588)	(1,518)	(17)	—
Benefit payments	(52)	(89)	(177)	(285)	(67)	(6)
Net transfers from (to) separate account	42	8	—	—	—	—
Interest credited	33	98	299	357	165	22
Policy charges	(167)	(19)	(6)	—	(764)	(7)
Changes related to embedded derivatives	—	—	1,880	—	—	—
Balance, end of period	$2,545	$4,483	$38,619	$14,811	$5,125	$650
Weighted-average crediting rate (2)	1.27%	2.09%	1.02%	2.43%	3.17%	3.41%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$74,738	$66,233
Funding agreements classified as investment contracts	11,561	11,052
Institutional group annuities	363	—
Other investment contract liabilities	1,016	1,086
Total policyholder account balances	$87,678	$78,371

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2024
Annuities (1):
Less than 2.00%	$601	$131	$247	$8,695	$9,674
2.00% to 3.99%	7,756	380	198	499	8,833
Greater than 3.99%	803	—	—	—	803
Total	$9,160	$511	$445	$9,194	$19,310
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$295	$295
2.00% to 3.99%	—	517	43	133	693
Greater than 3.99%	1,551	—	—	—	1,551
Total	$1,551	$517	$43	$428	$2,539
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,071	1,408	1,616	242	4,337
Greater than 3.99%	493	—	—	—	493
Total	$1,564	$1,408	$1,616	$242	$4,830
December 31, 2023
Annuities (1):
Less than 2.00%	$697	$223	$310	$7,652	$8,882
2.00% to 3.99%	8,827	242	225	356	9,650
Greater than 3.99%	874	—	—	—	874
Total	$10,398	$465	$535	$8,008	$19,406
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	492	49	136	677
Greater than 3.99%	1,595	—	—	—	1,595
Total	$1,595	$492	$49	$372	$2,508
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,135	1,485	1,663	254	4,537
Greater than 3.99%	506	—	—	—	506
Total	$1,641	$1,485	$1,663	$254	$5,043
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$9,701	$9,974
Balance, beginning of period, before effect of changes in nonperformance risk	7,326	8,230
Decrements	(129)	(114)
Effect of changes in future expected assumptions	(53)	259
Effect of actual different from expected experience	67	178
Effect of changes in interest rates	(307)	(2,360)
Effect of changes in fund returns	(1,490)	(669)
Issuances	3	(9)
Effect of changes in risk margin	(41)	(52)
Aging of the block and other	1,141	1,025
Balance, end of period, before effect of changes in nonperformance risk	6,517	6,488
Effect of changes in nonperformance risk	2,298	1,690
Balance, end of period	8,815	8,178
Less: Reinsurance recoverable, end of period	32	35
Balance, end of period, net of reinsurance (1)	$8,783	$8,143
Weighted-average attained age of contract holder	73.6 years	72.6 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2024 and 2023, with the exception of $47 million and ($7) million, respectively, of index-linked annuities not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2024 AAR, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. As part of the 2023 AAR, the Company updated assumptions regarding policyholder behavior, mortality, separate account fund allocations and volatility. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932
Premiums and deposits	597	115	—	599	122	—
Surrenders and withdrawals	(6,080)	(163)	(14)	(4,603)	(138)	(11)
Benefit payments	(1,176)	(49)	(15)	(1,101)	(51)	(21)
Investment performance	9,647	886	242	4,175	440	174
Policy charges	(1,637)	(168)	(49)	(1,638)	(152)	(37)
Net transfers from (to) general account	(96)	(31)	(5)	(8)	(42)	—
Other	(28)	—	6	(5)	—	(1)
Balance, end of period	$81,217	$6,511	$2,327	$75,072	$5,397	$2,036
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$90,055	$82,505
Variable income annuities	235	152
Pension risk transfer annuities	23	18
Total separate account liabilities	$90,313	$82,675
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Equity securities	$90,040	$87,999
Fixed maturity securities	264	258
Cash and cash equivalents	5	7
Other assets	4	7
Total aggregate estimated fair value of assets	$90,313	$88,271

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,579	$3,947	$47,814	$14,883	$4,848	$667
Separate account liabilities	6,511	81,217	—	—	—	2,327
Total account balances	$9,090	$85,164	$47,814	$14,883	$4,848	$2,994
Net amount at risk	$33,923	$11,711	N/A	N/A	$64,059	$2,683
Cash surrender value	$8,523	$84,765	$46,076	$14,632	$4,360	$2,769
September 30, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,545	$4,483	$38,619	$14,811	$5,125	$650
Separate account liabilities	5,397	75,072	—	—	—	2,036
Total account balances	$7,942	$79,555	$38,619	$14,811	$5,125	$2,686
Net amount at risk	$36,238	$16,127	N/A	N/A	$69,277	$2,625
Cash surrender value	$7,346	$79,155	$36,164	$14,189	$6,121	$2,469
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2024
DAC:
Balance, beginning of period	$2,301	$110	$1,331	$354	$360
Capitalization	28	6	279	2	9
Amortization	(168)	(3)	(181)	(36)	(31)
Balance, end of period	2,161	113	1,429	320	338
VOBA:
Balance, beginning of period	309	60	—	4	43
Amortization	(23)	(4)	—	(1)	(4)
Balance, end of period	286	56	—	3	39
Total DAC and VOBA:
Balance, end of period	$2,447	$169	$1,429	$323	$377
Nine Months Ended September 30, 2023
DAC:
Balance, beginning of period	$2,508	$107	$1,213	$405	$392
Capitalization	29	9	255	1	9
Amortization	(185)	(8)	(167)	(40)	(35)
Balance, end of period	2,352	108	1,301	366	366
VOBA:
Balance, beginning of period	341	65	—	5	48
Amortization	(24)	(4)	—	(1)	(4)
Balance, end of period	317	61	—	4	44
Total DAC and VOBA:
Balance, end of period	$2,669	$169	$1,301	$370	$410
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Nine Months Ended September 30,
	2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$220	$8	$245	$9
Amortization	(17)	(1)	(19)	(1)
Balance, end of period	$203	$7	$226	$8

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$356	$612	$67	$356	$488	$74
Capitalization	27	126	—	29	132	—
Amortization	(27)	(46)	(5)	(29)	(36)	(6)
Balance, end of period	$356	$692	$62	$356	$584	$68
7. Investments
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,395	$31	$540	$2,844	$38,060	$38,778	$15	$388	$3,396	$35,755
Foreign corporate	13,340	21	140	1,060	12,399	12,865	—	89	1,289	11,665
U.S. government and agency	7,743	—	302	476	7,569	8,656	—	286	523	8,419
Residential mortgage-backed securities	8,510	4	78	641	7,943	8,199	5	48	812	7,430
Commercial mortgage-backed securities	6,855	5	9	366	6,493	7,023	1	2	614	6,410
Asset-backed securities	6,294	—	43	65	6,272	6,514	—	23	131	6,406
State and political subdivision	3,653	—	144	256	3,541	4,019	—	159	304	3,874
Foreign government	1,048	—	44	71	1,021	1,077	—	42	87	1,032
Total fixed maturity securities	$87,838	$61	$1,300	$5,779	$83,298	$87,131	$21	$1,037	$7,156	$80,991
The Company held non-income producing fixed maturity securities with an estimated fair value of $40 million and $52 million at September 30, 2024 and December 31, 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,255	$18,956	$13,807	$29,161	$21,659	$87,838
Estimated fair value	$4,241	$18,740	$12,983	$26,626	$20,708	$83,298
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

	September 30, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$6,004	$467	$18,849	$2,377	$4,554	$409	$22,796	$2,987
Foreign corporate	1,678	167	6,263	893	1,010	73	8,311	1,216
U.S. government and agency	300	23	2,266	453	518	9	3,477	514
RMBS	554	34	5,233	607	413	20	5,774	792
CMBS	648	47	5,189	319	411	33	5,786	581
ABS	407	6	1,209	59	572	3	3,360	128
State and political subdivision	339	22	1,603	234	471	32	1,634	272
Foreign government	136	9	518	62	112	6	620	81
Total fixed maturity securities	$10,066	$775	$41,130	$5,004	$8,061	$585	$51,758	$6,571
Total number of securities in an unrealized loss position	2,140		5,506		1,347		7,038

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $717 million and $655 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $61 million, relating to 28 securities, at September 30, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$15	$—	$5	$1	$21
Allowance on securities where credit losses were not previously recorded	13	21	—	3	37
Reductions for securities sold	—	—	(1)	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	3	—	—	1	4
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$21	$4	$5	$61
Nine Months Ended September 30, 2023
Balance, beginning of period	$1	$1	$2	$3	$7
Allowance on securities where credit losses were not previously recorded	14	—	4	—	18
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	—	(1)	—	—	(1)
Balance, end of period	$14	$—	$6	$2	$22
_______________
(1)The Company recorded total write-offs of $10 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,255	57.8%	$13,193	58.6%
Agricultural	4,521	19.7	4,445	19.8
Residential	5,329	23.2	5,007	22.2
Total mortgage loans (1)	23,105	100.7	22,645	100.6
Allowance for credit losses	(167)	(0.7)	(137)	(0.6)
Total mortgage loans, net	$22,938	100.0%	$22,508	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $314 million and $664 million for the three months and nine months ended September 30, 2024, respectively, and $224 million and $255 million for the three months and nine months ended September 30, 2023, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $128 million and $123 million at September 30, 2024 and December 31, 2023, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	39	11	(7)	43
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance, end of period	$95	$30	$42	$167
Nine Months Ended September 30, 2023
Balance, beginning of period	$49	$15	$55	$119
Current period provision	22	1	—	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance, end of period	$67	$15	$55	$137
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
September 30, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$448	$199	$609	$1,824	$221	$3,175	$6,476
65% to 75%	67	—	876	778	38	1,073	2,832
76% to 80%	—	—	415	304	175	650	1,544
Greater than 80%	—	—	516	267	—	1,620	2,403
Total commercial mortgage loans	515	199	2,416	3,173	434	6,518	13,255
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	241	221	554	1,101	399	1,712	4,228
65% to 75%	6	1	130	107	12	17	273
76% to 80%	—	—	—	—	1	3	4
Greater than 80%	—	—	—	—	—	16	16
Total agricultural mortgage loans	247	222	684	1,208	412	1,748	4,521
Residential mortgage loans
Performing	294	235	1,298	1,666	137	1,598	5,228
Nonperforming	—	1	32	18	1	49	101
Total residential mortgage loans	294	236	1,330	1,684	138	1,647	5,329
Total	$1,056	$657	$4,430	$6,065	$984	$9,913	$23,105

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2023	2022	2021	2020	2019	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2024		December 31, 2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,151	91.7%	$12,086	91.6%
1.00x - 1.20x	663	5.0	702	5.3
Less than 1.00x	441	3.3	405	3.1
Total	$13,255	100.0%	$13,193	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with over 99% of all mortgage loans classified as performing at both September 30, 2024 and December 31, 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2024				December 31, 2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,146	$4,496	$5,133	$22,775	$13,176	$4,429	$4,915	$22,520
30-59 days past due	—	—	95	95	—	—	2	2
60-89 days past due	10	9	30	49	—	—	30	30
90-179 days past due	14	—	32	46	—	—	23	23
180+ days past due	85	16	39	140	17	16	37	70
Total	$13,255	$4,521	$5,329	$23,105	$13,193	$4,445	$5,007	$22,645
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential	Total
	(In millions)
September 30, 2024	$119	$16	$101	$236
December 31, 2023	$17	$—	$90	$107
The Company had no mortgage loans in nonaccrual status for which there was no related allowance for credit losses at both September 30, 2024 and December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was $3 million and $1 million for the nine months ended September 30, 2024 and 2023, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the nine months ended September 30, 2024 and 2023.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 8 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, leveraged leases and tax credit and renewable energy partnerships.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities	$(4,479)	$(6,119)
Derivatives	316	351
Other	(7)	2
Subtotal	(4,170)	(5,766)
Amounts allocated from:
Future policy benefits	532	652
Deferred income tax benefit (expense)	764	1,074
Net unrealized investment gains (losses)	$(2,874)	$(4,040)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2024
(In millions)
Balance at December 31, 2023	$(4,040)
Unrealized investment gains (losses) during the period	1,596
Unrealized investment gains (losses) relating to:
Future policy benefits	(120)
Deferred income tax benefit (expense)	(310)
Balance at September 30, 2024	$(2,874)
Change in net unrealized investment gains (losses)	$1,166
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2024 and December 31, 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2024	December 31, 2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,457	$3,420
Estimated fair value	$3,176	$3,194
Cash collateral received from counterparties (2)	$3,270	$3,277
Reinvestment portfolio — estimated fair value	$3,301	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$641	$2,060	$206	$2,907	$647	$655	$1,584	$2,886
U.S. corporate	—	254	—	254	—	252	—	252
Foreign corporate	—	106	—	106	—	130	—	130
Foreign government	—	3	—	3	—	9	—	9
Total	$641	$2,423	$206	$3,270	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2024 was $624 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,514	$8,593
Invested assets held in trust (reinsurance agreements) (2)	7,686	7,142
Invested assets pledged as collateral (3)	12,774	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$26,974	$29,714
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $87 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $299 million and $120 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 4 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $242 million and $245 million at redemption value at September 30, 2024 and December 31, 2023, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2024 or December 31, 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2024		December 31, 2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$15,556	$16,362	$15,526	$16,771
Limited partnerships and LLCs	4,252	5,313	4,233	5,255
Total	$19,808	$21,675	$19,759	$22,026
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$950	$897	$2,806	$2,602
Equity securities	1	1	3	2
Mortgage loans	253	240	748	716
Policy loans	18	17	51	50
Limited partnerships and LLCs (1)	55	53	228	129
Cash, cash equivalents and short-term investments	78	61	202	166
Other	25	24	76	66
Total investment income	1,380	1,293	4,114	3,731
Less: Investment expenses	92	91	265	274
Net investment income	$1,288	$1,202	$3,849	$3,457
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $64 million and $259 million for the three months and nine months ended September 30, 2024, respectively, and $64 million and $156 million for the three months and nine months ended September 30, 2023, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fixed maturity securities	$(49)	$(54)	$(184)	$(185)
Equity securities	2	(1)	2	(2)
Mortgage loans	(15)	3	(42)	(24)
Limited partnerships and LLCs	—	—	(1)	—
Other	2	(1)	3	(2)
Total net investment gains (losses)	$(60)	$(53)	$(222)	$(213)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and nine months ended September 30, 2024 and 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Proceeds	$320	$494	$2,175	$1,771
Gross investment gains	$3	$1	$13	$12
Gross investment losses	(26)	(44)	(146)	(173)
Net investment gains (losses)	$(23)	$(43)	$(133)	$(161)
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
•Equity market derivatives: futures, options, total return swaps and hybrid options; and
•Credit derivatives: single and index reference credit default swaps.
For detailed information on these contracts and the related strategies, see Note 7 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report. In the third quarter of 2024, the Company began utilizing equity futures as non-qualified hedges to manage risk related to certain of its index-linked annuity products. In the second quarter of 2024, the Company began utilizing interest rate futures as non-qualified hedges to manage risk related to policyholder liabilities for institutional group annuities. In the first quarter of 2024, the Company entered into interest rate swaps that qualify for hedge accounting to manage the interest rate risk in certain of its funding agreement liabilities.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$6	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,842	324	46	3,939	348	45
Total qualifying hedges		4,342	324	52	3,939	348	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	58,535	160	194	31,252	140	103
Interest rate floors	Interest rate	3,500	4	—	3,500	7	1
Interest rate caps	Interest rate	6,800	—	16	7,050	19	1
Interest rate futures	Interest rate	—	—	—	—	—	—
Interest rate options	Interest rate	21,400	39	208	33,680	47	167
Interest rate forwards	Interest rate	16,692	69	1,162	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	691	87	1	747	101	1
Foreign currency forwards	Foreign currency exchange rate	495	1	3	535	—	9
Credit default swaps — written	Credit	1,095	20	—	1,405	27	—
Equity futures	Equity market	2	—	—	—	—	—
Equity index options	Equity market	15,943	855	443	20,099	757	687
Equity total return swaps	Equity market	108,706	1,891	1,923	53,742	2,236	2,137
Hybrid options	Equity market	—	—	—	270	—	—
Total non-designated or non-qualifying derivatives		233,859	3,126	3,950	169,297	3,366	5,043
Total		$238,201	$3,450	$4,002	$173,236	$3,714	$5,088
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(1)	$—	$1	$2	$(18)
Foreign currency exchange rate	8	(6)	10	—	(101)
Total cash flow hedges	7	(6)	11	2	(119)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	756	—	—	—	—
Foreign currency exchange rate	(39)	14	—	—	—
Credit	5	—	—	—	—
Equity market	234	—	—	—	—
Embedded	(1,064)	—	—	—	—
Total non-qualifying hedges	(108)	14	—	—	—
Total	$(101)	$8	$11	$2	$(119)
Three Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$—	$(2)
Foreign currency exchange rate	1	(1)	13	—	(31)
Total cash flow hedges	1	(1)	14	—	(33)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,481)	—	—	—	—
Foreign currency exchange rate	21	(16)	—	—	—
Credit	3	—	—	—	—
Equity market	(280)	—	—	—	—
Embedded	913	—	—	—	—
Total non-qualifying hedges	(824)	(16)	—	—	—
Total	$(823)	$(17)	$14	$—	$(33)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$2	$6	$(6)
Foreign currency exchange rate	9	(8)	36	—	(16)
Total cash flow hedges	11	(8)	38	6	(22)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(345)	—	—	—	—
Foreign currency exchange rate	6	5	—	—	—
Credit	12	—	—	—	—
Equity market	1,307	—	—	—	—
Embedded	(3,664)	—	—	—	—
Total non-qualifying hedges	(2,684)	5	—	—	—
Total	$(2,673)	$(3)	$38	$6	$(22)
Nine Months Ended September 30, 2023
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(2)	$—	$3	$—	$(1)
Foreign currency exchange rate	5	(6)	40	—	(122)
Total cash flow hedges	3	(6)	43	—	(123)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,422)	—	—	—	—
Foreign currency exchange rate	25	(12)	—	—	—
Credit	22	—	—	—	—
Equity market	44	—	—	—	—
Embedded	(1,880)	—	—	—	—
Total non-qualifying hedges	(3,211)	(12)	—	—	—
Total	$(3,208)	$(18)	$43	$—	$(123)
At September 30, 2024 and December 31, 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At September 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $316 million and $351 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$3	$415	0.9	$6	$419	1.6
Baa	15	652	5.0	19	958	4.9
Ba	2	24	2.2	2	24	3.0
Caa and Lower	—	4	1.2	—	4	2.0
Total	$20	$1,095	3.4	$27	$1,405	3.9
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2024
Derivative assets	$3,149	$(2,704)	$(330)	$115	$(91)	$24
Derivative liabilities	$3,775	$(2,704)	$—	$1,071	$(1,071)	$—
December 31, 2023
Derivative assets	$3,506	$(3,112)	$(164)	$230	$(194)	$36
Derivative liabilities	$4,925	$(3,112)	$(8)	$1,805	$(1,805)	$—
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,071	$1,813
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,111	$4,811
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

	September 30, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,363	$697	$38,060
Foreign corporate	—	12,004	395	12,399
U.S. government and agency	2,816	4,753	—	7,569
RMBS	—	7,906	37	7,943
CMBS	—	6,467	26	6,493
ABS	—	5,939	333	6,272
State and political subdivision	—	3,541	—	3,541
Foreign government	—	998	23	1,021
Total fixed maturity securities	2,816	78,971	1,511	83,298
Equity securities	55	10	22	87
Short-term investments	1,307	503	2	1,812
Derivative assets: (1)
Interest rate	—	272	—	272
Foreign currency exchange rate	—	405	7	412
Credit	—	17	3	20
Equity market	—	2,746	—	2,746
Total derivative assets	—	3,440	10	3,450
Embedded derivatives on index-linked annuities (2)	—	—	44	44
Market risk benefit assets	—	—	750	750
Separate account assets	17	90,296	—	90,313
Total assets	$4,195	$173,220	$2,339	$179,754
Liabilities
Market risk benefit liabilities	$—	$—	$9,580	$9,580
Derivative liabilities: (1)
Interest rate	—	1,586	—	1,586
Foreign currency exchange rate	—	50	—	50
Equity market	—	2,366	—	2,366
Total derivative liabilities	—	4,002	—	4,002
Embedded derivatives on index-linked annuities (2)	—	—	11,571	11,571
Total liabilities	$—	$4,002	$21,151	$25,153

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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2024.
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

					September 30, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.88%	-	33.83%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.49%	-	1.17%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.34%	-	1.64%	0.45%	-	1.74%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2024
Balance, beginning of period	$1,365	$506	$21	$24	$—	$10	$(10,583)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(23)	—	—	(2)	—	—	(1,064)
Total realized/unrealized gains (losses) included in AOCI	34	4	2	—	—	—	—
Purchases (5)	65	105	—	—	2	—	—
Sales (5)	(57)	(93)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	120
Transfers into Level 3 (6)	33	—	—	—	—	—	—
Transfers out of Level 3 (6)	(325)	(126)	—	—	—	—	—
Balance, end of period	$1,092	$396	$23	$22	$2	$10	$(11,527)
Three Months Ended September 30, 2023
Balance, beginning of period	$1,931	$371	$38	$25	$—	$27	$(6,886)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(9)	—	—	—	—	2	913
Total realized/unrealized gains (losses) included in AOCI	(19)	(2)	(1)	—	—	(3)	—
Purchases (5)	32	17	—	—	—	—	—
Sales (5)	(56)	(11)	(1)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(58)
Transfers into Level 3 (6)	45	12	—	—	—	—	—
Transfers out of Level 3 (6)	(784)	(42)	(3)	—	—	—	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(17)	$—	$—	$(1)	$—	$(1)	$(1,262)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$—	$4	$2	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(9)	$—	$—	$1	$—	$3	$785
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(25)	$(3)	$(1)	$—	$—	$(3)	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(43)	1	—	(3)	—	(1)	(3,664)
Total realized/unrealized gains (losses) included in AOCI	29	7	1	—	—	—	—
Purchases (5)	241	134	—	—	2	—	—
Sales (5)	(174)	(59)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	323
Transfers into Level 3 (6)	19	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(67)	(14)	—	—	(7)	—
Balance, end of period	$1,092	$396	$23	$22	$2	$10	$(11,527)
Nine Months Ended September 30, 2023
Balance, beginning of period	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(12)	—	—	(3)	—	(3)	(1,880)
Total realized/unrealized gains (losses) included in AOCI	(11)	(2)	—	—	—	(3)	—
Purchases (5)	119	45	—	1	—	9	—
Sales (5)	(126)	(17)	(2)	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(219)
Transfers into Level 3 (6)	101	10	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, end of period	$1,140	$345	$33	$25	$—	$26	$(6,031)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(35)	$—	$—	$(3)	$—	$(2)	$(4,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$(5)	$4	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(2)	$(2,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2023 (7)	$(20)	$(3)	$—	$—	$—	$(3)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,938	$—	$—	$21,484	$21,484
Policy loans	$1,387	$—	$549	$949	$1,498
Other invested assets	$254	$—	$243	$11	$254
Premiums, reinsurance and other receivables	$8,560	$—	$148	$9,097	$9,245
Liabilities
Policyholder account balances	$32,779	$—	$—	$32,610	$32,610
Long-term debt	$3,155	$—	$2,899	$—	$2,899
Other liabilities	$2,487	$—	$1,826	$661	$2,487
Separate account liabilities	$1,268	$—	$1,268	$—	$1,268

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,508	$—	$—	$20,609	$20,609
Policy loans	$1,331	$—	$518	$937	$1,455
Other invested assets	$257	$—	$245	$12	$257
Premiums, reinsurance and other receivables	$7,577	$—	$88	$7,636	$7,724
Liabilities
Policyholder account balances	$31,471	$—	$—	$30,606	$30,606
Long-term debt	$3,156	$—	$2,769	$—	$2,769
Other liabilities	$1,142	$—	$463	$679	$1,142
Separate account liabilities	$1,150	$—	$1,150	$—	$1,150
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both September 30, 2024 and December 31, 2023:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$1,237.50	$21	$1,237.50	$21
B	$421.88	7	$421.88	7	$1,265.64	21	$1,265.64	21
C	$335.94	8	$335.94	8	$1,007.82	23	$1,007.82	23
D	$289.06	4	$289.06	4	$867.18	12	$867.18	12
Total		$26		$26		$77		$77
Common Stock Repurchase Program
During the nine months ended September 30, 2024 and 2023, BHF repurchased 4,062,047 and 3,968,138 shares, respectively, of its common stock through open market purchases pursuant to Rule 10b5-1 plans for $190 million for both periods. At September 30, 2024, BHF had $603 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2024	$(5,245)	$350	$(1,624)	$1,153	$(53)	$(5,419)
OCI before reclassifications	2,666	(119)	(258)	(685)	17	1,621
Deferred income tax benefit (expense) (3)	(559)	25	54	144	(3)	(339)
AOCI before reclassifications, net of income tax	(3,138)	256	(1,828)	612	(39)	(4,137)
Amounts reclassified from AOCI	19	(8)	—	—	2	13
Deferred income tax benefit (expense) (3)	(4)	1	—	—	—	(3)
Amounts reclassified from AOCI, net of income tax	15	(7)	—	—	2	10
Balance at September 30, 2024	$(3,123)	$249	$(1,828)	$612	$(37)	$(4,127)

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2023	$(5,689)	$430	$(1,475)	$905	$(52)	$(5,881)
OCI before reclassifications	(2,490)	(33)	174	744	(8)	(1,613)
Deferred income tax benefit (expense) (3)	523	8	(37)	(157)	2	339
AOCI before reclassifications, net of income tax	(7,656)	405	(1,338)	1,492	(58)	(7,155)
Amounts reclassified from AOCI	55	(2)	—	—	(2)	51
Deferred income tax benefit (expense) (3)	(12)	—	—	—	—	(12)
Amounts reclassified from AOCI, net of income tax	43	(2)	—	—	(2)	39
Balance at September 30, 2023	$(7,613)	$403	$(1,338)	$1,492	$(60)	$(7,116)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2023	$(4,317)	$277	$(1,881)	$720	$(45)	$(5,246)
OCI before reclassifications	1,371	(22)	67	(137)	6	1,285
Deferred income tax benefit (expense) (3)	(288)	5	(14)	29	(1)	(269)
AOCI before reclassifications, net of income tax	(3,234)	260	(1,828)	612	(40)	(4,230)
Amounts reclassified from AOCI	140	(13)	—	—	4	131
Deferred income tax benefit (expense) (3)	(29)	2	—	—	(1)	(28)
Amounts reclassified from AOCI, net of income tax	111	(11)	—	—	3	103
Balance at September 30, 2024	$(3,123)	$249	$(1,828)	$612	$(37)	$(4,127)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(22)	$(43)	$(134)	$(157)	Net investment gains (losses)
Net unrealized investment gains (losses)	3	(12)	(6)	(18)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(19)	(55)	(140)	(175)
Income tax (expense) benefit	4	12	29	37
Net unrealized investment gains (losses), net of income tax	(15)	(43)	(111)	(138)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	(1)	—	2	(2)	Net derivative gains (losses)
Interest rate swaps	1	1	2	3	Net investment income
Foreign currency swaps	8	1	9	5	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	8	2	13	6
Income tax (expense) benefit	(1)	—	(2)	(1)
Gains (losses) on cash flow hedges, net of income tax	7	2	11	5
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	2	(4)	(3)
Amortization of defined benefit plans, before income tax	(2)	2	(4)	(3)
Income tax (expense) benefit	—	—	1	1
Amortization of defined benefit plans, net of income tax	(2)	2	(3)	(2)
Total reclassifications, net of income tax	$(10)	$(39)	$(103)	$(135)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
11. Other Revenues and Other Expenses
Other Revenues
The Company has entered into contracts with mutual funds, fund managers, and their affiliates (collectively, the “Funds”) whereby the Company is paid monthly or quarterly fees (“12b-1 fees”) for providing certain services to customers and distributors of the Funds. The 12b-1 fees, which are included in other revenues, are generally equal to a fixed percentage of the average daily balance of the customer’s investment in a fund. The percentage is specified in the contract between the Company and the Funds. Payments are generally collected when due and are neither refundable nor able to offset future fees.
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
Other revenues included 12b-1 fees of $68 million and $204 million for the three months and nine months ended September 30, 2024, respectively, and $68 million and $201 million for the three months and nine months ended September 30, 2023, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Compensation	$102	$98	$314	$302
Contracted services and other labor costs	74	73	207	221
Transition services agreements	5	7	17	26
Premium and other taxes, licenses and fees	13	15	37	49
Separate account fees	92	93	275	277
Volume related costs, excluding compensation, net of DAC capitalization	151	129	436	409
Interest expense on debt	38	38	114	114
Other	17	20	67	55
Total other expenses	$492	$473	$1,467	$1,453
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$150	$453	$(360)	$(272)

Weighted average common shares outstanding — basic	60,600,840	65,408,241	61,860,201	66,658,796
Dilutive effect of share-based awards	348,979	336,110	—	—
Weighted average common shares outstanding — diluted	60,949,819	65,744,351	61,860,201	66,658,796

Earnings per common share:
Basic	$2.49	$6.92	$(5.82)	$(4.08)
Diluted	$2.47	$6.89	$(5.82)	$(4.08)
For both the three months ended September 30, 2024 and 2023, weighted average shares used for calculating diluted earnings per common share excludes 187,371 shares underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to the earnings per common share calculation due to the average share price for both the three months ended September 30, 2024 and 2023.
For both the nine months ended September 30, 2024 and 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2024.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, Plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in relation to the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer Plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which Plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and Plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. BHF intends to vigorously defend this matter.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of September 30, 2024, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $75 million relating to certain tax matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $408 million and $377 million at September 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of up to $83 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company did not have any liabilities recorded at September 30, 2024 and had recorded liabilities of $1 million at December 31, 2023 for indemnities, guarantees and commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2024; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “First Quarter Form 10-Q”) filed with the SEC on May 8, 2024; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 8, 2024; and (v) our current reports on Form 8-K filed in 2024.
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
Our Results of Operations discussion and analysis presents a review for the three months and nine months ended September 30, 2024 and 2023 and period-over-period, as well as year-over-year, comparisons between these periods.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into the following segments: (i) Annuities, (ii) Life and (iii) Run-off, which consists primarily of products that are no longer actively sold and are separately managed. In addition, we report certain of our results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” included in our 2023 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments and Corporate & Other.

Net income (loss) available to shareholders and adjusted earnings, a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Income (loss) available to shareholders before provision for income tax	$160	$562	$(493)	$(381)
Less: Provision for income tax expense (benefit)	10	109	(133)	(109)
Net income (loss) available to shareholders (1)	$150	$453	$(360)	$(272)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$940	$401	$1,248	$965
Less: Provision for income tax expense (benefit)	173	75	233	173
Adjusted earnings (loss) (1)	$767	$326	$1,015	$792
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended September 30, 2024, we had net income available to shareholders of $150 million and adjusted earnings of $767 million compared to net income available to shareholders of $453 million and adjusted earnings of $326 million for the three months ended September 30, 2023. Net income available to shareholders for the three months ended September 30, 2024 primarily reflects favorable pre-tax adjusted earnings and a favorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from decreasing long-term interest rates. The favorable impacts were partially offset by net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans.
For the nine months ended September 30, 2024, we had net loss available to shareholders of $360 million and adjusted earnings of $1.0 billion compared to net loss available to shareholders of $272 million and adjusted earnings of $792 million for the nine months ended September 30, 2023. Net loss available to shareholders for the nine months ended September 30, 2024 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities, net investment losses on mortgage loans and an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business resulting from increasing long-term interest rates. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings, net of an unfavorable impact due to a reinsurance premium rate increase retroactive to September 2019, which resulted from the conclusion of a reinsurance arbitration, and the related impacts.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2023 Annual Report, as amended or supplemented by our subsequent Quarterly Reports and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.

Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. The Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate in September and November 2024, and may decrease the target range again, which may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2023 Annual Report.
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
Adjusted Net Investment Income
Adjusted net investment income is used by management to measure our performance, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents GAAP net investment income plus Investment Hedge Adjustments. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see table note (3) to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
Adjusted Net Investment Income Yield
Similar to adjusted net investment income, adjusted net investment income yield is used by management as a performance measure that we believe enhances the understanding of our investment portfolio results. Adjusted net investment income yield represents adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values exclude unrealized gains (losses), collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties. Investment fee and expense yields are calculated as a percentage of average quarterly asset estimated fair values. Asset estimated fair values exclude collateral received in connection with our securities lending program, freestanding derivative assets and collateral received from derivative counterparties. For a reconciliation of adjusted net investment income yield to net investment income, the most directly comparable GAAP measure, see the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”

Results of Operations
Annual Actuarial Review
We typically conduct our annual actuarial review (“AAR”) in the third quarter of each year. As part of the 2024 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
As part of the 2023 AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.50% to 3.75%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses, withdrawals and maintenance expenses. For our variable annuity business, we updated our annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees, allocations and volatility. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
The impact on income (loss) available to shareholders before provision for income tax was as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Market risk benefits	$42	$(251)
Embedded derivatives	69	—
Total market risk benefits and embedded derivatives	111	(251)
Included in pre-tax adjusted earnings (loss):
Other annuity business	26	15
Life business	(83)	(90)
Run-off	359	119
Total included in pre-tax adjusted earnings (loss)	302	44
Total impact on income (loss) available to shareholders before provision for income tax	$413	$(207)

Consolidated Results for the Three Months and Nine Months Ended September 30, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$180	$194	$563	$602
Universal life and investment-type product policy fees	560	542	1,576	1,749
Net investment income	1,288	1,202	3,849	3,457
Other revenues	143	125	429	348
Net investment gains (losses)	(60)	(53)	(222)	(213)
Net derivative gains (losses)	(93)	(840)	(2,676)	(3,226)
Total revenues	2,018	1,170	3,519	2,717
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($978), ($234), ($978) and ($234), respectively)	22	590	1,632	1,966
Interest credited to policyholder account balances	556	426	1,567	1,300
Amortization of DAC and VOBA	150	155	451	468
Change in market risk benefits	610	(1,064)	(1,186)	(2,170)
Interest expense on debt	38	38	114	114
Other expenses	454	435	1,353	1,339
Total expenses	1,830	580	3,931	3,017
Income (loss) before provision for income tax	188	590	(412)	(300)
Provision for income tax expense (benefit)	10	109	(133)	(109)
Net income (loss)	178	481	(279)	(191)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	176	479	(283)	(195)
Less: Preferred stock dividends	26	26	77	77
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$150	$453	$(360)	$(272)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Change in market risk benefits	$(610)	$1,064	$1,186	$2,170
Net investment gains (losses)	(60)	(53)	(222)	(213)
Net derivative gains (losses), excluding investment hedge adjustments	(99)	(865)	(2,704)	(3,312)
Market value adjustments	(11)	15	(1)	9
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	940	401	1,248	965
Income (loss) available to shareholders before provision for income tax	160	562	(493)	(381)
Provision for income tax expense (benefit)	10	109	(133)	(109)
Net income (loss) available to shareholders	$150	$453	$(360)	$(272)

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Income available to shareholders before provision for income tax was $160 million ($150 million, net of income tax), a decrease of $402 million ($303 million, net of income tax) from income available to shareholders before provision for income tax of $562 million ($453 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2024 and 2023”; and
•the net impact of embedded derivatives and equity options we use to hedge our non-variable annuity business, as equity markets increased in the current period, resulting in a loss of $26 million, and decreased in the prior period, resulting in a gain of $71 million.
The decrease in income before provision for income taxes was partially offset by the following favorable items:
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased in the current period, resulting in a gain of $113 million, and increased in the prior period, resulting in a loss of $500 million; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 5% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Loss available to shareholders before provision for income tax was $493 million ($360 million, net of income tax), a higher loss of $112 million ($88 million, net of income tax) from loss available to shareholders before provision for income tax of $381 million ($272 million, net of income tax) in the prior period.
The higher loss before provision for income tax was driven by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2024 and 2023”; and
•the net impact of embedded derivatives and equity options we use to hedge our non-variable annuity business, as equity markets increased more in the current period, resulting in a loss of $26 million, and increased less in the prior period, resulting in a gain of $74 million.
The higher loss before provision for income tax was partially offset by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased less in the current period, resulting in a loss of $196 million, and increased more in the prior period, resulting in a loss of $443 million.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 32% in the current period compared to 36% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(504)	$(36)	$761	$(71)	$150
Add: Provision for income tax expense (benefit)	76	(7)	(88)	29	10
Income (loss) available to shareholders before provision for income tax	(428)	(43)	673	(42)	160
Less: Net investment gains (losses)	(20)	(10)	(22)	(8)	(60)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $6	(201)	(1)	122	(19)	(99)
Less: Change in market risk benefits	(610)	—	—	—	(610)
Less: Market value adjustments	—	—	(11)	—	(11)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	403	(32)	584	(15)	940
Less: Provision for income tax expense (benefit)	76	(7)	121	(17)	173
Adjusted earnings (loss)	$327	$(25)	$463	$2	$767

	Three Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,017	$(88)	$(573)	$97	$453
Add: Provision for income tax expense (benefit)	75	(20)	182	(128)	109
Income (loss) available to shareholders before provision for income tax	1,092	(108)	(391)	(31)	562
Less: Net investment gains (losses)	(31)	(10)	(12)	—	(53)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $25	(334)	(5)	(514)	(12)	(865)
Less: Change in market risk benefits	1,064	—	—	—	1,064
Less: Market value adjustments	—	—	15	—	15
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	393	(93)	120	(19)	401
Less: Provision for income tax expense (benefit)	74	(20)	25	(4)	75
Adjusted earnings (loss)	$319	$(73)	$95	$(15)	$326

	Nine Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(481)	$(44)	$619	$(454)	$(360)
Add: Provision for income tax expense (benefit)	226	(7)	(726)	374	(133)
Income (loss) available to shareholders before provision for income tax	(255)	(51)	(107)	(80)	(493)
Less: Net investment gains (losses)	(125)	(33)	(43)	(21)	(222)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $28	(2,514)	8	(178)	(20)	(2,704)
Less: Change in market risk benefits	1,186	—	—	—	1,186
Less: Market value adjustments	—	—	(1)	—	(1)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,198	(26)	115	(39)	1,248
Less: Provision for income tax expense (benefit)	226	(7)	23	(9)	233
Adjusted earnings (loss)	$972	$(19)	$92	$(30)	$1,015

	Nine Months Ended September 30, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$99	$(76)	$(60)	$(235)	$(272)
Add: Provision for income tax expense (benefit)	209	(18)	(451)	151	(109)
Income (loss) available to shareholders before provision for income tax	308	(94)	(511)	(84)	(381)
Less: Net investment gains (losses)	(159)	(17)	(26)	(11)	(213)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $86	(2,840)	(2)	(459)	(11)	(3,312)
Less: Change in market risk benefits	2,170	—	—	—	2,170
Less: Market value adjustments	—	—	9	—	9
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,137	(75)	(35)	(62)	965
Less: Provision for income tax expense (benefit)	213	(18)	(8)	(14)	173
Adjusted earnings (loss)	$924	$(57)	$(27)	$(48)	$792

Consolidated Results for the Three Months and Nine Months Ended September 30, 2024 and 2023 — Adjusted Earnings
The components of adjusted earnings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$703	$667	$2,005	$2,097
Net investment spread	720	758	2,226	2,152
Insurance-related activities	187	(368)	(984)	(1,282)
Amortization of DAC and VOBA	(150)	(155)	(451)	(468)
Other expenses	(492)	(473)	(1,467)	(1,453)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28	81	81
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	940	401	1,248	965
Provision for income tax expense (benefit)	173	75	233	173
Adjusted earnings (loss)	$767	$326	$1,015	$792
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Adjusted earnings were $767 million in the current period, an increase of $441 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off and Annuities segments and other refinements; and
◦an increase in income annuity underwriting margins;
partially offset by
◦higher paid claims, net of reinsurance; and
•higher net fee income due to:
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances;
partially offset by
◦a decline in the net cost of insurance fees driven by the aging in-force business in our Run-off segment.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR in our Annuities segment;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and

•higher other expenses due to:
◦higher deferred compensation expenses; and
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income;
partially offset by
◦lower operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted earnings were $1.0 billion in the current period, an increase of $223 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off and Annuities segments and other refinements; and
◦lower paid claims, net of reinsurance;
partially offset by
◦an increase in liability balances in our Run-off segment resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration; and
◦a decrease in income annuity underwriting margins; and
•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher returns on other limited partnerships;
partially offset by
◦higher interest credited to policyholders due to higher account balances and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR in our Annuities segment.
Key net unfavorable impacts were:
•lower net fee income due to:
◦higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in our Life and Run-off segments, as well as the aging in-force business in our Run-off segment;
partially offset by
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances; and
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
•higher other expenses due to:
◦higher variable and deferred compensation expenses; and
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income;

partially offset by
◦lower operational expenses; and
◦lower transition services agreement expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 18% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segments and Corporate & Other Results for the Three Months and Nine Months Ended September 30, 2024 and 2023 — Adjusted Earnings
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$523	$494	$1,617	$1,533
Net investment spread	388	406	1,135	1,126
Insurance-related activities	(26)	(37)	(134)	(101)
Amortization of DAC and VOBA	(127)	(129)	(380)	(388)
Other expenses	(355)	(341)	(1,040)	(1,033)
Pre-tax adjusted earnings	403	393	1,198	1,137
Provision for income tax expense (benefit)	76	74	226	213
Adjusted earnings	$327	$319	$972	$924
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Adjusted earnings were $327 million in the current period, an increase of $8 million.
Key net favorable impacts were:
•higher fee income due to:
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances; and
•lower net costs associated with insurance-related activities due to:
◦an increase in income annuity underwriting margins;
partially offset by
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR;
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
◦lower operational expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted earnings were $972 million in the current period, an increase of $48 million.
Key net favorable impacts were:
•higher fee income due to:
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances; and
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses; and
•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to higher account balances and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities due to:
◦a decrease in income annuity underwriting margins; and
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR; and
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher variable and deferred compensation expenses;
partially offset by
◦lower operational expenses; and
◦lower transition services agreement expenses.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$74	$60	$123	$200
Net investment spread	57	62	179	183
Insurance-related activities	(101)	(150)	(113)	(234)
Amortization of DAC and VOBA	(23)	(26)	(71)	(80)
Other expenses	(39)	(39)	(144)	(144)
Pre-tax adjusted earnings (loss)	(32)	(93)	(26)	(75)
Provision for income tax expense (benefit)	(7)	(20)	(7)	(18)
Adjusted earnings (loss)	$(25)	$(73)	$(19)	$(57)
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Adjusted loss was $25 million in the current period, a lower loss of $48 million.
The key favorable impact was lower costs associated with insurance-related activities due to lower paid claims, net of reinsurance.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 22% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted loss was $19 million in the current period, a lower loss of $38 million.
The key favorable impact was lower costs associated with insurance-related activities due to lower paid claims, net of reinsurance.
The key unfavorable impact was lower fee income due to higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 27% in the current period compared to 24% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$101	$111	$255	$368
Net investment spread	215	233	724	667
Insurance-related activities	314	(181)	(737)	(947)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(46)	(43)	(127)	(123)
Pre-tax adjusted earnings (loss)	584	120	115	(35)
Provision for income tax expense (benefit)	121	25	23	(8)
Adjusted earnings (loss)	$463	$95	$92	$(27)

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Adjusted earnings were $463 million in the current period, an increase of $368 million.
The key net favorable impact was:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements;
partially offset by
◦higher paid claims, net of reinsurance.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on real estate joint ventures; and
◦lower average invested long-term assets;
partially offset by
◦lower interest credited to policyholders due to lower account balances; and
•lower fee income due to a decline in the net cost of insurance fees driven by the aging in-force business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted earnings were $92 million in the current period, an increase of $119 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements;
partially offset by
◦an increase in liability balances resulting from a reinsurance premium rate increase associated with the conclusion of the aforementioned reinsurance arbitration; and
◦higher paid claims, net of reinsurance; and
•higher net investment spread due to:
◦higher returns on other limited partnerships; and
◦lower interest credited to policyholders due to lower account balances;
partially offset by
◦lower average invested long-term assets.
The key unfavorable impact was lower fee income due to higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration and the aging in-force business.
The provision for income tax, expressed as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 20% in the current period compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings for Corporate & Other were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Fee income	$5	$2	$10	$(4)
Net investment spread	60	57	188	176
Insurance-related activities	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(52)	(50)	(156)	(153)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28	81	81
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(15)	(19)	(39)	(62)
Provision for income tax expense (benefit)	(17)	(4)	(9)	(14)
Adjusted earnings (loss)	$2	$(15)	$(30)	$(48)
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Adjusted earnings were $2 million in the current period, an increase of $17 million.
The key favorable impact was higher net investment spread due to higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business.
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
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted loss was $30 million in the current period, a lower loss of $18 million.
The key favorable impact was higher net investment spread due to higher investment yields and average invested long-term assets from funding agreements issued in connection with our institutional spread margin business.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2024 and 2023
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield® Level Annuity (“Shield” and “Shield annuity”) liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Market risk benefits mark-to-market	$(791)	$886	$780	$1,755
Annuity guaranteed benefit rider fees, net of claims	172	193	423	453
Ceded reinsurance	9	(15)	(17)	(38)
Total changes attributable to annuity guaranteed benefits	(610)	1,064	1,186	2,170
Variable annuity hedges	835	(1,186)	1,039	(894)
Shield embedded derivatives	(976)	773	(3,490)	(1,993)
Total	$(751)	$651	$(1,265)	$(717)
Three Months Ended September 30, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the three months ended September 30, 2024, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing interest rates, partially offset by increasing equity markets and changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to decreasing long-term interest rates and increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets and decreasing interest rates, partially offset by changes made in connection with the AAR.
Three Months Ended September 30, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was favorable for the three months ended September 30, 2023, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by decreasing equity markets and changes made in connection with the AAR;
•unfavorable changes in variable annuity hedges due to increasing long-term interest rates and decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets and increasing interest rates.
Nine Months Ended September 30, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the nine months ended September 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates, as well as changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by changes made in connection with the AAR.

Nine Months Ended September 30, 2023
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
On September 18, 2024, the Federal Reserve decreased the target range for the federal funds rate from between 5.25% and 5.50% to between 4.75% and 5.00%. On November 7, 2024, the Federal Reserve further decreased the target range for the federal funds rate from between 4.75% and 5.00% to between 4.50% and 4.75%. In 2023, the Federal Reserve increased the target range four times — from between 4.25% and 4.50% to between 5.25% and 5.50%. Target range increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of September 30, 2024.
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
Selected Sector Investments
Market volatility has affected the performance of various asset classes. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” and “Risk Factors — Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur” included in our 2023 Annual Report.

There has been an increased market focus on commercial real estate, including office properties, as a result of companies shifting to hybrid work arrangements and the resulting impact on the demand for office space.
We have direct commercial real estate exposure through mortgage loans and certain structured securities, which include residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) (collectively, “Structured Securities”). In addition, we have direct and indirect exposure through certain financial industry corporate fixed maturity securities. See “— Investments — Mortgage Loans” and Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-For-Sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile as well as “— Investments — Fixed Maturity Securities Available-For-Sale — U.S. and Foreign Corporate Fixed Maturity Securities” for our exposure to the finance industry.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.40%	$1,332	4.34%	$1,264	4.44%	$3,990	4.22%	$3,656
Investment fees and expenses (2)	(0.14)	(38)	(0.14)	(37)	(0.14)	(113)	(0.14)	(113)
Adjusted net investment income (3)	4.26%	$1,294	4.20%	$1,227	4.30%	$3,877	4.08%	$3,543
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net investment income	$1,288	$1,202	$3,849	$3,457
Less: Investment hedge adjustments	(6)	(25)	(28)	(86)
Adjusted net investment income — in the above yield table	$1,294	$1,227	$3,877	$3,543
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2024 and 2023” for an analysis of the period-over-period changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$69,052	82.9%	$67,056	82.8%
Privately-placed	14,246	17.1	13,935	17.2
Total fixed maturity securities	$83,298	100.0%	$80,991	100.0%
Percentage of cash and invested assets	66.9%		67.9%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2024					December 31, 2023
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,257	$5	$(2,643)	$54,609	65.6%	$56,944	$5	$(3,586)	$53,353	65.8%
2	Baa	28,067	—	(1,722)	26,345	31.6	27,567	—	(2,331)	25,236	31.2
Subtotal investment grade		85,324	5	(4,365)	80,954	97.2%	84,511	5	(5,917)	78,589	97.0%
3	Ba	1,858	3	(64)	1,791	2.2	1,839	—	(122)	1,717	2.1
4	B	466	18	(30)	418	0.5	593	3	(44)	546	0.7
5	Caa and lower	110	7	(8)	95	0.1	113	2	(24)	87	0.1
6	In or near default	80	28	(12)	40	—	75	11	(12)	52	0.1
Subtotal below investment grade		2,514	56	(114)	2,344	2.8%	2,620	16	(202)	2,402	3.0%
Total fixed maturity securities		$87,838	$61	$(4,479)	$83,298	100.0%	$87,131	$21	$(6,119)	$80,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2024
U.S. corporate	$17,711	$18,576	$1,343	$338	$52	$40	$38,060
Foreign corporate	5,631	6,318	367	59	24	—	12,399
U.S. government and agency	7,456	113	—	—	—	—	7,569
RMBS	7,919	16	2	5	1	—	7,943
CMBS	6,097	369	17	5	5	—	6,493
ABS	5,698	535	19	11	9	—	6,272
State and political subdivision	3,484	53	—	—	4	—	3,541
Foreign government	613	365	43	—	—	—	1,021
Total fixed maturity securities	$54,609	$26,345	$1,791	$418	$95	$40	$83,298
December 31, 2023
U.S. corporate	$16,617	$17,260	$1,293	$476	$57	$52	$35,755
Foreign corporate	4,841	6,423	344	57	—	—	11,665
U.S. government and agency	8,306	113	—	—	—	—	8,419
RMBS	7,390	18	12	1	9	—	7,430
CMBS	6,039	344	24	—	3	—	6,410
ABS	5,746	621	17	12	10	—	6,406
State and political subdivision	3,808	57	1	—	8	—	3,874
Foreign government	606	400	26	—	—	—	1,032
Total fixed maturity securities	$53,353	$25,236	$1,717	$546	$87	$52	$80,991
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 2% and 1% of total investments at September 30, 2024 and December 31, 2023, respectively. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,718	31.1%	$14,751	31.1%
Finance	13,831	27.4	12,957	27.3
Consumer	11,487	22.8	10,683	22.6
Utility	6,669	13.2	6,273	13.2
Communications	2,754	5.5	2,756	5.8
Total	$50,459	100.0%	$47,420	100.0%

Structured Securities
We held $20.7 billion and $20.2 billion of Structured Securities, at estimated fair value, at September 30, 2024 and December 31, 2023, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Pass-through securities	$3,973	50.0%	$(380)	$3,922	52.8%	$(491)
Collateralized mortgage obligations	3,970	50.0	(183)	3,508	47.2	(273)
Total RMBS	$7,943	100.0%	$(563)	$7,430	100.0%	$(764)
Risk profile:
Agency	$6,477	81.5%	$(555)	$6,152	82.8%	$(724)
Prime	190	2.4	(16)	152	2.0	(16)
Alt-A	937	11.8	—	756	10.2	(23)
Sub-prime	339	4.3	8	370	5.0	(1)
Total RMBS	$7,943	100.0%	$(563)	$7,430	100.0%	$(764)
Ratings profile:
Rated Aaa (1)	$809	10.2%		$554	7.5%
Designated NAIC 1	$7,919	99.7%		$7,390	99.5%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$81	$79	$89	$83
2012	2	1	2	1
2013	22	19	43	36
2014	187	170	283	256
2015	934	899	949	876
2016	460	441	461	425
2017	703	665	717	655
2018	1,615	1,555	1,633	1,521
2019	914	826	993	869
2020	504	436	538	442
2021	704	674	813	760
2022	439	434	451	436
2023	64	65	51	50
2024	226	229	—	—
Total	$6,855	$6,493	$7,023	$6,410
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.1 billion, or 93.9% of total CMBS, at September 30, 2024. The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2023.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,519	56.1%	$14	$3,819	59.6%	$(9)
Automobile loans	587	9.3	5	487	7.6	(2)
Student loans	387	6.2	(10)	397	6.2	(22)
Consumer loans	325	5.2	(7)	346	5.4	(19)
Credit card loans	264	4.2	(1)	262	4.1	(6)
Other loans	1,190	19.0	(23)	1,095	17.1	(50)
Total	$6,272	100.0%	$(22)	$6,406	100.0%	$(108)
Ratings profile:
Rated Aaa	$3,548	56.6%		$3,548	55.4%
Designated NAIC 1	$5,698	90.8%		$5,746	89.7%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	September 30, 2024				December 31, 2023
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,255	57.4%	$95	0.7%	$13,193	58.3%	$69	0.5%
Agricultural	4,521	19.6	30	0.7%	4,445	19.6	19	0.4%
Residential	5,329	23.0	42	0.8%	5,007	22.1	49	1.0%
Total	$23,105	100.0%	$167	0.7%	$22,645	100.0%	$137	0.6%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. were 98% at both September 30, 2024 and December 31, 2023. The remainder was collateralized by properties located outside of the U.S. At September 30, 2024, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for Florida. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2024 and December 31, 2023. At September 30, 2024, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 40% for California, 10% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,798	21.1%	$2,747	20.8%
Pacific	2,653	20.0	2,562	19.4
Middle Atlantic	2,080	15.7	2,153	16.3
West South Central	1,555	11.7	1,513	11.5
Mountain	1,111	8.4	1,182	9.0
New England	728	5.5	735	5.6
East North Central	723	5.4	737	5.6
International	405	3.1	409	3.1
West North Central	383	2.9	347	2.6
East South Central	317	2.4	306	2.3
Multi-region and Other	502	3.8	502	3.8
Total recorded investment	13,255	100.0%	13,193	100.0%
Less: allowance for credit losses	95		69
Carrying value, net of allowance for credit losses	$13,160		$13,124
Property type:
Apartment	$5,293	39.9%	$5,371	40.8%
Office	3,095	23.4	3,185	24.1
Industrial	2,310	17.4	2,092	15.9
Retail	1,710	12.9	1,747	13.2
Hotel	847	6.4	798	6.0
Total recorded investment	13,255	100.0%	13,193	100.0%
Less: allowance for credit losses	95		69
Carrying value, net of allowance for credit losses	$13,160		$13,124
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 68% and 65% at September 30, 2024 and December 31, 2023, respectively, and our average debt-service coverage ratio was 2.3x at both September 30, 2024 and December 31, 2023. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 47% at September 30, 2024 and December 31, 2023, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the nine months ended September 30, 2024 and 2023.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Other limited partnerships	$4,124	$4,140
Real estate limited partnerships and LLCs (1)	746	806
Total	$4,870	$4,946
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $888 million and $927 million at September 30, 2024 and December 31, 2023, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$3,450	77.3%	$3,714	84.2%
Company-owned life insurance	661	14.8	340	7.7
Federal Home Loan Bank stock	242	5.4	245	5.5
Leveraged leases, net of non-recourse debt	49	1.1	47	1.1
Tax credit and renewable energy partnerships	48	1.1	52	1.2
Other	12	0.3	11	0.3
Total	$4,462	100.0%	$4,409	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2024 and December 31, 2023; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the nine months ended September 30, 2024 and 2023.
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
Derivatives categorized as Level 3 at September 30, 2024 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2024		December 31, 2023
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,095	$20	$1,405	$27
Total	$1,095	$20	$1,405	$27
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	September 30, 2024				December 31, 2023
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$32,047	$3,309	$3,729	29.3%	$32,079	$4,089	$3,600	30.3%
GMIB Max with EDB (3)	7,589	5,978	628	36.0%	7,605	6,092	470	31.9%
GMIB Max without EDB (3)	4,293	77	159	22.3%	4,344	133	107	17.8%
GMWB	20,132	200	218	7.5%	19,961	541	249	10.2%
GMAB	391	1	1	0.3%	431	4	4	17.9%
GMDB only (other than EDB) (3)	17,470	944	—	N/A	16,768	1,056	—	N/A
EDB only (3)	3,242	1,202	—	N/A	3,109	1,325	—	N/A
Total	$85,164	$11,711	$4,735		$84,297	$13,240	$4,430
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. These liabilities were valued at $10.8 billion at September 30, 2024.
Our variable annuity MRBs by type of GMxB were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
GMIB	$8,734	$9,485
GMWB	21	41
GMDB	779	788
Total	$9,534	$10,314
The estimated fair value of these guarantees can change significantly due to changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk. See “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2023 Annual Report.
Derivatives Hedging Variable Annuity Guarantees
The gross notional amount and estimated fair value of the derivatives hedging our in-force variable annuity guarantees and ULSG business viewed in aggregate in our interest rate hedging program were as follows at:

	September 30, 2024			December 31, 2023
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Interest rate swaps	$58,241	$113	$193	$23,037	$71	$50
Interest rate options	21,400	38	208	33,680	47	167
Interest rate forwards	16,692	69	1,162	16,155	32	1,877
Hybrid options (2)	—	—	—	270	—	—
Total	$96,333	$220	$1,563	$73,142	$150	$2,094
__________________
(1)The gross notional amounts presented do not necessarily represent the relative economic coverage provided by derivative instruments because certain positions were closed out by entering into offsetting positions that are not netted in the above table.
(2)Hybrid options have equity exposure in addition to interest rate exposure.

The gross notional amount and estimated fair value of the derivatives held in our variable annuity hedging program were as follows at:

	September 30, 2024			December 31, 2023
Instrument Type	Gross Notional Amount (1)	Estimated Fair Value		Gross Notional Amount (1)	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Equity index options	$10,620	$360	$404	$16,183	$472	$680
Equity total return swaps	108,562	1,891	1,923	53,742	2,236	2,137
Interest rate swaps	58,241	113	193	30,864	92	103
Interest rate options	14,900	38	113	27,580	39	123
Interest rate forwards	7,657	17	276	8,519	—	619
Hybrid options	—	—	—	270	—	—
Total	$199,980	$2,419	$2,909	$137,158	$2,839	$3,662
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
We maintain a substantial short-term liquidity position, which was $5.7 billion and $3.8 billion at September 30, 2024 and December 31, 2023, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $51.5 billion and $45.2 billion at September 30, 2024 and December 31, 2023, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

The Company
Liquidity
Liquidity refers to our ability to generate adequate cash flows from our normal operations to meet the cash requirements of our operating, investing and financing activities. We determine our liquidity needs based on a rolling 12-month forecast by portfolio of invested assets, which we monitor daily. We adjust the general account asset and derivatives mix and general account asset maturities based on this rolling 12-month forecast. To support this forecast, we conduct cash flow and stress testing, which reflects the impact of various scenarios, including (i) the potential increase in our requirement to pledge additional collateral or return collateral to our counterparties, (ii) a reduction in new business sales, and (iii) the risk of early contract holder and policyholder withdrawals, as well as lapses and surrenders of existing policies and contracts. We include provisions limiting withdrawal rights in many of our products, which deter the customer from making withdrawals prior to the maturity date of the product. If significant cash is required beyond our anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternative sources of liquidity include cash flows from operations, sales of liquid assets and funding sources, including secured funding agreements, unsecured credit facilities and secured committed facilities.
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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Sources:
Changes in policyholder account balances, net	$3,672	$3,519
Changes in payables for collateral under securities loaned and other transactions, net	94	—
Financing element on certain derivative instruments and other derivative related transactions, net	305	43
Total sources	4,071	3,562
Uses:
Operating activities, net	172	289
Investing activities, net	1,837	2,644
Changes in payables for collateral under securities loaned and other transactions, net	—	619
Long-term debt repaid	1	1
Dividends on preferred stock	77	77
Treasury stock acquired in connection with share repurchases	190	190
Other, net	15	18
Total uses	2,292	3,838
Net increase (decrease) in cash and cash equivalents	$1,779	$(276)
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2024	December 31, 2023	2024	2023	2024	2023
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—
FABCP Program	3,002	3,442	12,305	5,618	12,745	4,906
FABN Program	2,550	2,100	1,150	—	700	850
FHLB Funding Agreements	4,300	4,350	2,150	1,925	2,200	1,425
Farmer Mac Funding Agreements	650	700	50	—	100	—
Total	$11,002	$10,592	$16,155	$7,543	$15,745	$7,181
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At September 30, 2024, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at September 30, 2024. Subsequent to September 30, 2024 and through November 1, 2024, BHF repurchased an additional 506,800 shares of its common stock through open market purchases pursuant to a Rule 10b5-1 plan for $24 million.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2024, we did not pledge any cash collateral to counterparties. At December 31, 2023, we pledged $16 million of cash collateral to counterparties. At September 30, 2024 and December 31, 2023, we were obligated to return cash collateral pledged to us by counterparties of $659 million and $393 million, respectively. The timing of the return of the derivatives collateral is uncertain. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about pledged collateral. We also pledge collateral from time to time in connection with our funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.4 billion at both September 30, 2024 and December 31, 2023.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion at both September 30, 2024 and December 31, 2023.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both September 30, 2024 and December 31, 2023.
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
Short-term Liquidity and Liquid Assets
At September 30, 2024 and December 31, 2023, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $1.1 billion and $1.2 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At both September 30, 2024 and December 31, 2023, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.3 billion, of which $1.2 billion was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
Distributions from and Capital Contributions to BH Holdings
During both the nine months ended September 30, 2024 and 2023, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2024 and 2023, BHF borrowed $420 million and $569 million, respectively, from certain of its non-insurance subsidiaries and repaid $180 million and $369 million of such borrowings during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, BHF had total obligations outstanding of $967 million and $727 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the nine months ended September 30, 2024 and 2023, there were no borrowings or repayments by BHF under these facilities and, at both September 30, 2024 and December 31, 2023, BHF had no obligations outstanding under such facilities.

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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2024.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended September 30, 2024 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
July 1 — July 31, 2024	467,000	$46.83	467,000	$645
August 1 — August 31, 2024	489,232	$44.14	489,232	$624
September 1 — September 30, 2024	471,774	$43.54	471,774	$603
Total	1,428,006		1,428,006
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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 8, 2024