Form 10-K
period 2024-12-31
Brighthouse Financial, Inc.
filed 2025-02-28
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.6 billion.
As of February 21, 2025, 58,060,494 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2025 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2024.

Throughout this Annual Report on Form 10-K, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. The term “Separation” refers to the separation of a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former Retail segment, as well as certain portions of its former Corporate Benefit Funding segment, into a separate, publicly-traded company, Brighthouse Financial, which was completed on August 4, 2017. Actions or activity prior to the completion of the Separation described herein, including with respect to our products, relate to predecessor entities and are provided for historical context. For definitions of selected financial and product terms used herein, refer to “Glossary.”
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
•the effectiveness of our risk management strategy and the impacts of such strategy on volatility in our profitability measures and the negative effects on our statutory capital;
•material differences between actual outcomes and the sensitivities calculated under certain scenarios that we may utilize in connection with our risk management strategies;
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
•heightened competition, including with respect to service, product features, product mix, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition;
•our ability to market and distribute our products through distribution channels and maintain relationships with key distribution partners;
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

PART I
Item 1. Business

Our Company
We are one of the largest providers of annuity and life insurance products in the U.S. with over 2.2 million annuity contracts and insurance policies in force at December 31, 2024. We deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We primarily transact business through our insurance subsidiaries, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”); however, NELICO does not currently write new business.
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
Risk management of both our in-force book and our new business to enhance sustained, long-term shareholder value is fundamental to our strategy. In writing new business, we assess the value of new products by taking into account the amount and timing of cash flows, the use and cost of capital required to support our financial strength ratings, diversification to our in-force business and the cost of risk mitigation. We remain focused on maintaining our strong capital base and excess liquidity at the holding company, and we have established a risk management approach that seeks to mitigate the effects of severe market disruptions and other economic events on our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Risk Factors — Risks Related to Our Business — Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital” and “— Segment Information — Annuities.”
Segment Information
We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. In addition to the discussion that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results for the Years Ended December 31, 2024 and 2023 - Adjusted Earnings (Loss)” and Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Assets under management (“AUM”) for each of our segments was as follows at:

	December 31, 2024			December 31, 2023
	General Account Investments	Separate Account Assets	Total	General Account Investments	Separate Account Assets	Total
	(In millions)
Annuities	$71,734	$77,386	$149,120	$68,489	$80,169	$148,658
Life	9,332	6,419	15,751	9,966	5,921	15,887
Run-off	24,539	1,831	26,370	25,397	2,181	27,578
Corporate & Other	11,782	—	11,782	11,604	—	11,604
Total	$117,387	$85,636	$203,023	$115,456	$88,271	$203,727
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. In 2013, we began a shift in our business mix towards fixed products with lower guaranteed minimum crediting rates and variable annuity products with less risky living benefits while simultaneously increasing our emphasis on index-linked annuity products. Since 2014, our new sales have primarily consisted of Shield® Level Annuities (“Shield” and “Shield Annuities”), fixed annuities and variable annuities with simplified living benefits. We have launched new products and refined existing products as we continue to strive to innovate in response to customer and distributor needs and market conditions.

Insurance liabilities of our annuity products were as follows at:

	December 31, 2024			December 31, 2023
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$3,833	$77,151	$80,984	$4,307	$79,990	$84,297
Shield Annuities	32,152	—	32,152	28,850	—	28,850
Fixed deferred	20,556	—	20,556	19,794	—	19,794
Income	4,283	235	4,518	4,279	179	4,458
Total	$60,824	$77,386	$138,210	$57,230	$80,169	$137,399
_______________
(1)Excludes market risk benefit (“MRB”) liabilities for guaranteed minimum benefits (“GMxB”) and Shield embedded derivatives.
We seek to meet our risk-adjusted return objectives in our Annuities segment through a disciplined risk selection approach and innovative product design, balancing overall profitability with sales growth. We believe we have the underwriting approach, product design capabilities and distribution relationships that allows us to offer new products that meet our risk-adjusted return objectives and that such capabilities will enhance our ability to maintain market presence and relevance over the long-term. We intend to meet our risk management objectives by continuing to hedge significant market risks associated with our existing annuity products, as well as new business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies.”
Products
Shield Annuities
Our flagship suite of Shield Annuities provides for accumulation of retirement savings or other long-term investments and combines certain features found in both variable and fixed annuities. Shield Annuities are registered index-linked annuity contracts that provide the contract holder with the ability to participate in the appreciation of certain financial markets up to a stated level, while offering protection from a portion of declines. Rather than allocating purchase payments directly into the equity market, the contract holder has an opportunity to participate in the returns of a specified market index. Shield Annuities also offer account value and return of premium death benefits. In addition, newer versions of Shield Annuities may also provide an opportunity for lifetime income through a guaranteed lifetime withdrawal benefit feature.
To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time. Surrender charges allow us to recoup amounts we expended to initially market and sell such annuities. Newer versions of our Shield Annuities also have a provision that adjusts the amount available upon surrender or withdrawal that is intended to protect us against rising interest rates.
Fixed Deferred Annuities
Fixed deferred annuities are single premium deferred annuity contracts that are designed for growth and to address asset accumulation needs. Purchase payments under fixed deferred annuity contracts are allocated to our general account and interest is credited based on rates we determine for fixed rate annuities or the performance of an index or indices for fixed index annuities (“FIA”), subject to specified guaranteed minimums. Credited interest rates are guaranteed for at least one year. Our FIA offerings are individual single premium deferred annuity contracts that provide for the potential accumulation of retirement savings as well as an opportunity for lifetime income through an optional guaranteed lifetime withdrawal benefit rider.
To protect us from premature withdrawals, we impose surrender charges, which are typically applicable during the early years of the annuity contract and decline over time.

Income Annuities
Income annuities are annuity contracts under which the contract holder contributes a portion of their retirement assets in exchange for a steady stream of retirement income, lasting either for a specified period of time or the life of the annuitant. We offer two types of income annuities: immediate income annuities, referred to as “single premium immediate annuities” (“SPIA”), and deferred income annuities (“DIA”). Both products provide guaranteed lifetime income that can be used to supplement other retirement income sources. SPIAs are single premium annuity products that provide a guaranteed level of income, beginning within 12 months from the contract issuance date, to the contract holder for a specified number of years or the duration of the life of the annuitant(s). DIAs differ from SPIAs in that DIAs require the contract holder to wait at least 15 months before income payments commence. SPIAs and DIAs are priced utilizing the annuitant’s age, gender and, in the case of DIAs, the deferral period. DIAs provide a pension-like stream of income payments after a specified deferral period.
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
The majority of the variable annuities we issue have GMxBs, which we believe make these products attractive to our customers in periods of economic uncertainty. GMxBs provide the contract holder with protection against the possibility that a downturn in the markets will reduce the certain specified benefits that can be claimed under the contract. Variable annuities may have more than one type of GMxB. The primary types of GMxBs are those that guarantee death benefits payable upon the death of a contract holder (guaranteed minimum death benefits, “GMDB”) and those that guarantee benefits payable while the contract holder or annuitant is alive (guaranteed minimum living benefits, “GMLB,” which include guaranteed minimum income benefits (“GMIB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”)).
The guaranteed benefit received by a contract holder pursuant to the GMxBs is calculated based on a notional amount known as the benefit base (“Benefit Base”). The calculation of the Benefit Base varies by benefit type and may differ in value from the contract holder’s account value.
Variable Annuity Fees
We earn various types of fee revenue based on account value, fund assets and the guarantees for contracts that invest through a separate account. We earned fees and charges on our variable annuity contracts that invest through a separate account of $2.6 billion, net of pass-through amounts, for both years ended December 31, 2024 and 2023. In addition to fee revenue, we also earn a spread on the portion of the account value allocated to the general account.
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

Surrender Charges. Most, but not all, variable annuity contracts (depending on their share class) may also impose surrender charges on withdrawals for a period of time after the purchase and in certain products for a period of time after each subsequent deposit, also known as the surrender charge period. A surrender charge is a deduction of a percentage of the contract holder’s account value prior to distribution to him or her. Surrender charges generally decline gradually over the surrender charge period, which can range from zero to ten years. Our variable annuity contracts typically permit contract holders to withdraw up to 10% of their account value each year without any surrender charge, however, their guarantees may be significantly impacted by such withdrawals. Contracts may also specify circumstances when no surrender charges apply, for example, upon payment of a death benefit.
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
12b-1 Fees and Other Revenue. We earn monthly or quarterly fees for providing certain services to customers and distributors (“12b-1 fees”). 12b-1 fees are paid by the mutual funds selected by our contract holders and are calculated based on the net assets of the funds allocated to our subaccounts. These fees reduce the returns contract holders earn from such funds. Additionally, mutual fund companies with funds which are available to contract holders through the variable annuity subaccounts pay us fees consistent with the terms of administrative service agreements. These fees are funded from the fund companies’ net revenues. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on 12b-1 fees.
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
We regularly review our pricing guidelines, models and assumptions in light of applicable regulations and experience in an effort to ensure that our policies remain competitive and aligned with our marketing strategies and profitability goals.

Evolution of our Annuity Business
Our in-force annuity block reflects a wide variety of product offerings, reflecting the changing nature of these products over the past three decades. The changes in product features and terms over time are driven partially by customer demand and also reflect our continually refined evaluation of product guarantees, their expected long-term claims costs and the most effective market risk management strategies.
We introduced our first variable annuity product over 50 years ago and began offering GMIBs, which were our first living benefit riders, in 2001. Beginning in 2009, we began taking actions to reduce our risk exposure to GMIBs, and, in 2016, we ceased offering GMABs and GMIBs for purchase. In 2015, we shifted our marketing focus from GMIBs to GMWBs with the release of FlexChoiceSM, a GMWB with lifetime payments. In 2018, we launched an updated version of FlexChoiceSM, “Flex Choice Access,” to provide financial advisors and their clients more investment flexibility.
We introduced Shield Annuities in 2013 and sales have continued to increase due to growing consumer demand. Shield Annuities have historically provided us with a risk offset to the GMxBs offered in our traditional variable annuity products, and we historically managed our variable annuities and Shield Annuities on a combined basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies.”
In July 2024, we launched updated versions of our suite of Shield Annuities, which we manage separately from our variable annuities and first generation Shield Annuities.
Going forward, we intend to focus on selling our new suite of Shield Annuity products, along with variable annuities with GMWBs and GMDBs only.
Deposits for our Shield Annuities and variable annuities were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Shield Annuities	$7,671	$6,857	$5,848
GMWB	355	402	852
GMDB only	252	220	286
GMIB	22	24	49
Total	$8,300	$7,503	$7,035
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
Our variable annuity account values and Benefit Base by type of GMDB were as follows at:

	December 31, 2024 (1)		December 31, 2023 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value	$3,090	$2,474	$3,039	$2,483
Return of premium	35,996	36,273	37,826	38,194
Annual step-up	16,659	17,287	17,269	18,485
Combination (2)	19,788	31,298	20,847	32,084
Interval reset	5,451	5,698	5,316	5,562
Total	$80,984	$93,030	$84,297	$96,808
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain death benefit guarantee amounts included in this table may also be included in the GMLBs table below.
(2)Includes Compounded-Plus Death Benefit, Enhanced Death Benefit, and FlexChoiceSM death benefit.
Guaranteed Minimum Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. Based on total account value, approximately 75% and 76% of our variable annuity block included living benefit guarantees at December 31, 2024 and 2023, respectively.
GMIBs. GMIBs are our largest block of living benefit guarantees based on in-force account value. Contract holders must wait for a defined period, usually ten years, before they can elect to receive income through guaranteed annuity payments.
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
Before we ceased offering GMIBs for purchase in 2016, we employed several risk exposure reduction strategies at the product level. These include reducing the interest rates used to determine annuity payout rates on GMIBs from 2.5% to 0.5% over time. In addition, we increased the setback period used to determine the annuity payout rates for contract holders from seven years to ten years. We also reduced the guaranteed roll-up rates from 6% to 4%.
Additionally, we introduced limitations on fund selections inside certain variable annuity contracts and introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 28% and 29% of GMIB total account value at December 31, 2024 and 2023, respectively, was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by rebalancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.

GMWBs. GMWBs have a Benefit Base that contract holders may roll up for up to ten years. If contract holders take withdrawals early, the roll-up may be less than ten years. This is in contrast to GMIBs, in which roll-ups may continue beyond ten years. Therefore, the roll-up period for the Benefit Base on GMWBs is typically less uncertain and is shorter than those on GMIBs. Additionally, the contract holder may receive income only through withdrawal of their Benefit Base. These withdrawal percentages are defined in the contract and differ by the age when contract holders start to take withdrawals. Withdrawal rates may differ if they are offered on a single contract holder or a couple (joint life). GMWBs primarily come in two versions depending on if they are period certain or if they are lifetime payments.
GMABs. GMABs guarantee a minimum amount of account value to the contract holder after a set period of time, which can also include locking in capital markets gains. This can protect the value of the annuity from market fluctuations.
Our variable annuity account value and Benefit Base by type of GMLB were as follows at:

	December 31, 2024 (1)		December 31, 2023 (1)
	Account Value (2)	Benefit Base	Account Value (2)	Benefit Base
	(In millions)
GMIB	$41,202	$64,007	$44,028	$67,086
GMWB	19,263	19,414	19,961	21,241
GMAB	359	266	431	343
Total	$60,824	$83,687	$64,420	$88,670
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain living benefit guarantee amounts included in this table may also be included in the GMDBs table above.
(2)Total account value includes investments in the general account totaling $3.8 billion and $4.3 billion at December 31, 2024 and 2023, respectively.
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

Our variable annuity account value and NAR by type of GMxB were as follows at:

	December 31, 2024				December 31, 2023
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$30,280	$3,660	$4,085	33.5%	$32,079	$4,089	$3,600	30.3%
GMIB Max with EDB	6,981	6,501	875	48.8%	7,605	6,092	470	31.9%
GMIB Max without EDB	3,941	111	247	33.6%	4,344	133	107	17.8%
GMWB	19,263	237	276	10.1%	19,961	541	249	10.2%
GMAB	359	1	1	2.9%	431	4	4	17.9%
GMDB only (other than EDB)	17,076	964	—	N/A	16,768	1,056	—	N/A
EDB only	3,084	1,343	—	N/A	3,109	1,325	—	N/A
Total	$80,984	$12,817	$5,484		$84,297	$13,240	$4,430
_______________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under accounting principles generally accepted in the United States of America (“GAAP”), variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $10.9 billion at December 31, 2024.
Our variable annuity MRBs by type of GMxB were as follows at:

	December 31,
	2024	2023
	(In millions)
GMIB	$7,560	$9,485
GMWB	7	41
GMDB	740	788
Total	$8,307	$10,314
The estimated fair value of these guarantees can change significantly due to changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” and “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk.”

Life
Our Life segment consists of insurance products, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. While our in-force book reflects a broad range of life products, we are currently focused on term life products and universal life products with index-linked benefits, concentrating on design and profitability over volume. By managing our in-force book of business, we expect to generate future revenue and profits from premiums, investment margins, expense margins, mortality margins, morbidity margins and surrender fees. We aim to maximize our profits by focusing on efficiency in order to continue to reduce the cost basis and underwriting expenses.
Insurance liabilities of our life insurance products were as follows at:

	December 31, 2024			December 31, 2023
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,468	$—	$2,468	$2,473	$—	$2,473
Whole	3,417	—	3,417	3,312	—	3,312
Universal	1,998	—	1,998	1,969	—	1,969
Variable	1,153	6,419	7,572	1,143	5,921	7,064
Total	$9,036	$6,419	$15,455	$8,897	$5,921	$14,818
The in-force face amount and direct premiums received for our life insurance products were as follows:

	In-Force Face Amount		Premiums
	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
	(In millions)
Term	$337,199	$351,824	$498	$531	$535
Whole	$16,904	$17,561	$360	$388	$408
Universal	$9,679	$10,171	$99	$105	$113
Variable	$32,720	$33,916	$150	$161	$175
Products
Term Life
Term life products are designed to provide a fixed death benefit in exchange for a guaranteed level premium to be paid over a specified period of time. In 2020, we launched a new term product with 10-, 20- or 30-year level premium term options, which we plan to cease offering during the first half of 2025. We also offer a one-year term option. Our term life products do not include any cash value, accumulation or investment components. As a result, they are our most basic life insurance product offering and generally have lower premiums than other forms of life insurance. Term life products may allow the policyholder to continue coverage beyond the guaranteed level premium period, generally at an elevated cost. Some of our term life policies allow the policyholder to convert the policy during the conversion period to a permanent policy. Such conversion does not require additional medical or financial underwriting.
Whole Life
We currently offer a non-participating conversion whole life product that is available for term and group conversions and to satisfy other contractual obligations. We have a significant in-force book of both participating and non-participating whole life policies. Whole life products provide a guaranteed death benefit in exchange for a guaranteed level premium for a specified period of time in order to maintain coverage for the life of the insured. Whole life products also have guaranteed minimum cash surrender values. Our in-force whole life products provide for participation in the returns generated by the business, delivered to the policyholder in the form of non-guaranteed dividend payments. The policyholder can elect to receive the dividends in cash or use them to increase the paid-up policy death benefit or pay the required premium. They can also be used for other purposes, including payment of loans and loan interest. The versatility of whole life allows it to be used for a variety of purposes beyond just the primary purpose of death benefit protection. With our in-force policies, the policyholder can withdraw or borrow against the policy (sometimes on a tax favored basis).

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
Pricing and Underwriting
Pricing
Life insurance pricing at issuance is based on the expected payout of benefits calculated using our assumptions for mortality, morbidity, premium payment patterns, sales mix, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Our product pricing models consider additional factors, such as hedging costs, reinsurance programs, and capital requirements. Our product pricing reflects our pricing standards and guidelines. We regularly review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and aligned with our marketing strategies and profitability goals.
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

We believe we have established oversight of the underwriting process that facilitates quality sales and serves the needs of our customers, while supporting our financial strength and business objectives. Our goal is to achieve the underwriting, mortality and morbidity levels reflected in the assumptions in our product pricing. We seek to accomplish this by determining and establishing underwriting policies, guidelines, philosophies and strategies that are competitive and suitable for the customer, the agent and us.
We regularly review our underwriting guidelines (i) in light of applicable regulations and (ii) to ensure that our practices remain competitive and aligned with our marketing strategies, emerging industry trends and profitability goals.
Run-off
Our Run-off segment consists primarily of products that are no longer actively sold and are separately managed, including ULSG, structured settlements, pension risk transfer contracts, certain company-owned life insurance policies and certain funding agreements.
Insurance liabilities of our annuity contracts and life insurance policies reported in our Run-off segment were as follows at:

	December 31, 2024			December 31, 2023
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
ULSG	$17,110	$—	$17,110	$17,487	$—	$17,487
Structured settlements	4,523	—	4,523	4,997	—	4,997
Pension risk transfer	2,217	—	2,217	2,423	—	2,423
Company-owned life insurance	1,173	1,808	2,981	663	2,162	2,825
Other	26	23	49	528	19	547
Total	$25,049	$1,831	$26,880	$26,098	$2,181	$28,279
Corporate & Other
Our Corporate & Other segment consists of activities related to funding agreements associated with our institutional spread margin business, excess capital not allocated to the other segments, interest expense related to our outstanding debt, and preferred stock dividends, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on funding agreements.
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

We have historically reinsured the mortality risk on our life insurance policies primarily on an excess of retention basis or on a quota share basis. When we cede risks to a reinsurer on an excess of retention basis, we retain the liability up to a contractually specified amount and the reinsurer is responsible for indemnifying us for amounts in excess of the liability we retain, which may be subject to a cap. When we cede risks on a quota share basis, we share a portion of the risk within a contractually specified layer of reinsurance coverage. We reinsure on a facultative basis for risks with specified characteristics. On a case-by-case basis, we may retain up to $20 million per life and reinsure 100% of the risk in excess of the amount we retain. We also reinsure portions of the risk associated with certain whole life policies to a former affiliate, and we assume certain term life policies and universal life policies with secondary death benefit guarantees issued by a former affiliate. We routinely evaluate our reinsurance program and may increase or decrease our retention at any time.
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
Our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers at December 31, 2024 were as follows:

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$3,447	A+
Munich American Reassurance Company	545	A+
RGA Reinsurance Company	481	A+
The Travelers Indemnity Company (2)	443	A++
Swiss Re Life & Health America Inc.	414	A+
SCOR	332	A+
Aegon NV	133	NR
General Re Life Corporation	101	A++
Other	314
Allowance for credit losses	(3)
Total	$6,207
_______________
(1)These financial strength ratings were the most currently available for our reinsurance counterparties as of December 31, 2024, and reflect the ratings of the ultimate parent companies of such counterparties, as there may be numerous subsidiary counterparties to each listed parent.
(2)Relates to a block of workers’ compensation insurance policies reinsured in connection with a former affiliate’s acquisition of The Travelers Indemnity Company (“Travelers”) from Citigroup, Inc. (“Citigroup”).
NR = Not rated

In addition, a block of long-term care insurance business with reserves of $5.4 billion at December 31, 2024 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The financial strength rating as of December 31, 2024 for each of the Genworth reinsurers was C++ from A.M. Best, and Citigroup’s credit ratings were A3 from Moody’s and BBB+ from S&P.
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
Brighthouse Reinsurance Company of Delaware (“BRCD”), our reinsurance subsidiary, was formed to manage our capital and risk exposures and to support our term life insurance and ULSG businesses through the use of affiliated reinsurance arrangements and related reinsurance financing. BRCD is capitalized with cash and invested assets, including funds withheld, at a level we believe to be sufficient to satisfy its future cash obligations under a variety of scenarios, including a permanent level yield curve and interest rates at lower levels, consistent with National Association of Insurance Commissioners (“NAIC”) cash flow testing scenarios. BRCD utilizes reinsurance financing to cover the difference between the sum of the fully required statutory assets (i.e., NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”) and NAIC Actuarial Guideline 38 (“Guideline AXXX”) reserves) and the target margins less cash, invested assets and funds withheld, on BRCD’s statutory statements. BRCD’s admitted deferred tax asset could also serve to reduce the amount of funding required on a statutory basis under BRCD’s reinsurance financing. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information regarding BRCD’s reinsurance financing.
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
Strategic Relationship Managers
Our SRMs serve as the principal contact for our largest annuity and life insurance distributors and coordinate the relationship between Brighthouse Financial and the distributor. SRMs provide an enhanced level of service to partners that require more resources to support their larger distribution networks. SRMs are responsible for tracking and providing certain key distributors with sales and activity data. They participate in business planning sessions with our distributors and are critical to providing us with insights into the product design, education and other support requirements of our principal distributors. They are also responsible for proactively addressing relationship issues with our distributors.
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
Principal Distribution Channels and Related Data
The relative percentage of our annuity sales by our principal distribution channels were as follows:

	Year Ended December 31, 2024
Distribution Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Independent financial planners	5%	2%	49%	2%	58%
Banks/financial institutions	—%	5%	20%	2%	27%
Regional broker-dealers	1%	3%	5%	1%	10%
National broker-dealers	—%	2%	3%	—%	5%
Our top five distributors of annuity products produced 13%, 11%, 11%, 9% and 6% of our deposits of annuity products for the year ended December 31, 2024.
The relative percentage of our life insurance sales by our principal distribution channels were as follows:

Distribution Channel	Year Ended December 31, 2024
Financial intermediaries	87%
Brokerage general agencies	13%
Our top five distributors of life insurance policies produced 24%, 22%, 21%, 11% and 6% of our life insurance sales for the year ended December 31, 2024.

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
State and federal insurance and securities regulatory authorities and other state law enforcement agencies and attorneys general from time to time may make inquiries regarding our compliance with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted. See Note 17 of the Notes to the Consolidated Financial Statements.
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
The RBC framework is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. State insurance laws provide insurance regulators the authority to require various actions by, or take various actions against, insurers whose TAC does not meet or exceed certain RBC levels. See “Risk Factors — Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies or BHF contributing capital to its subsidiaries and could have a material adverse effect on our financial condition and results of operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 of the Notes to the Consolidated Financial Statements.
The NAIC is currently reviewing asset-intensive reinsurance and, in March 2024, exposed a draft actuarial guideline that proposed broad changes to asset adequacy testing requirements for ceded reinsurance. The NAIC has since refined the proposal with an initial focus on large transactions and transactions with related parties, and they determined that, for 2025, companies are required to comply with the actuarial guideline on a disclosure-only basis. The NAIC plans to review the disclosures to identify concerns with insurers’ approaches to asset adequacy testing, with the possibility of making additional changes in the future that could lead to higher reserves for certain reinsurance agreements.

In March 2024, the NAIC adopted a new principles-based bond definition and related financial reporting changes, that became effective as of January 1, 2025. The new guidance modifies the classification requirements for fixed income instruments, which could lead to changes in their measurement basis and RBC requirements.
In August 2018, the NAIC adopted the framework for variable annuity reserve and capital reform (“VA Reform”), which was adopted by Brighthouse Financial effective December 31, 2019. The revisions, which resulted in substantial changes in reserves, statutory surplus and capital requirements, were designed to mitigate the incentive for insurers to engage in captive reinsurance transactions by making improvements to Actuarial Guideline 43 and the Life Risk Based Capital C3 Market Risk (“RBC C3 Market Risk”) capital requirements. In August 2022, the NAIC adopted amendments to the Valuation Manual that changed the requirements for reflecting hedge instruments in variable annuity reserves and RBC C3 Market Risk. The changes became effective on December 31, 2023, which resulted in a decrease to our statutory capital and surplus and an insignificant change to our combined RBC ratio as of such date.
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
See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of dividend restrictions under the insurance laws of Delaware, New York and Massachusetts, as well as the dividend restrictions under BRCD’s plan of operations.

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
Captive Reinsurer Regulation
During 2014, the NAIC approved a framework applicable to the use of captive insurers in connection with Regulation XXX and Guideline AXXX transactions. Among other things, the framework called for more disclosure of an insurer’s use of captives in its statutory financial statements and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. In 2014, the NAIC implemented the framework through an actuarial guideline (“AG 48”), which requires the ceding insurer’s actuary to opine on the insurer’s reserves and to issue a qualified opinion if the framework is not followed. The requirements of AG 48 are effective in all U.S. states, and such requirements apply to policies issued and new reinsurance transactions entered into on or after January 1, 2015. In 2016, the NAIC adopted a model regulation containing similar substantive requirements to AG 48.
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

State regulatory authorities, the Financial Industry Regulatory Authority, Inc. (“FINRA”), and the SEC have conducted investigations or inquiries relating to sales or administration of individual life insurance policies, annuities or other products by our insurance subsidiaries. These investigations have focused on the conduct of particular financial services representatives, the sale of unregistered or unsuitable products, the misuse of client assets, and sales and replacements of annuities and certain riders on such annuities. Over the past several years, these and a number of investigations of our insurance subsidiaries by other regulatory authorities were resolved for monetary payments and certain other relief, including restitution payments. We may continue to receive, and may resolve, further investigations and actions on these matters through monetary payments or other relief, including restitution payments. In addition, insurance companies’ claims payment, abandoned property and escheatment practices have received increased scrutiny from regulators.
In addition, FINRA periodically conducts routine or special examinations of Brighthouse Securities, LLC (“Brighthouse Securities”). These examinations focus on the regulation of Brighthouse Securities under FINRA rules and the federal securities laws. Similarly, the SEC periodically conducts routine or special examinations of Brighthouse Advisers, the registered funds advised by Brighthouse Advisers, and the registered separate accounts through which Brighthouse issues variable contracts. These examinations focus on the regulation of these entities under the federal securities laws. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by FINRA or the SEC, although there can be no assurance that there will not be any material adverse findings in the future.
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
In 2023, the NAIC adopted an amendment to the Purposes and Procedures Manual, under which the NAIC Structured Securities Group would begin assigning risk weights to collateralized loan obligations based on its own financial modeling rather than credit ratings. In August 2024, the NAIC adopted an amendment to the manual, requiring insurers to report the financially modeled NAIC designations for collateralized loan obligations with their year-end 2025 financial statement filings. The new remodeling requirements could impact the RBC charges associated with these investments.
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder became effective on January 1, 2024. The regulation has opened the New York market to new competitors and has impacted some components of our current product designs. We continue to assess the impacts of these new factors on our sales in New York. See “Risk Factors — Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability” and “Risk Factors — Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels.”

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
Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulations, including those described below. These laws and regulations require that we implement and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
Congress and many states have enacted privacy and information security laws and regulations that impose compliance obligations applicable to our business, including obligations to protect sensitive personal and creditworthiness information, as well as limitations on the use and sharing of such information. For example, the NYDFS’s Part 500 – Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”), which became effective in March 2017, requires companies to establish a cybersecurity risk management program. In November 2023, the NYDFS announced amendments to the NYDFS Cybersecurity Regulation. The amended NYDFS Cybersecurity Regulation went into effect in phases beginning November 1, 2023 and continuing through November 1, 2025, and it includes additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for an unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, as amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, and its implementing regulations require additional investment in compliance programs and potential modifications to business processes. Further, the CCPA, as amended, creates the California Privacy Protection Agency to enforce the statute as well as its regulations, and imposes new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023.
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
In June 2024, the NAIC released draft amendments to the Privacy of Consumer Financial and Health Information Regulation #672. The NAIC is working with stakeholders to receive comments on each section of the draft amendment to Model Law #672. The current draft of the amended Model Law #672 focuses on four key privacy principles: (i) third-party arrangements; (ii) the right to access, correct, and delete data; (iii) the sale of personal information; and (iv) the processing and handling of personal information. Model Law #672 is still being exposed for comment to stakeholders and could undergo additional changes.

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
In addition to certain state legislatures adopting their own regulations and guidance, in December 2023, the NAIC adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “Model Bulletin”) which has been adopted in more than 20 states. The Model Bulletin puts forth comprehensive guidance for the governance of AI systems that make or support decisions related to regulated insurance practices.
While we currently do not expect any of the existing regulations to have a material impact on our business, there can be no assurance that there will not be any material impacts in the future.
Other state legislatures and insurance regulators, as well as U.S. state and federal agencies, may also adopt regulations and guidance that govern the use of AI.
Securities, Broker-Dealer and Investment Adviser Regulation
Some of our activities in offering and selling variable insurance products, as well as certain fixed interest rate or index-linked contracts (“Securities Products”), are subject to extensive regulation under the federal securities laws administered by the SEC or state securities laws. Federal and state securities laws and regulations treat variable insurance products and certain fixed interest rate or index-linked contracts as securities that must be registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and distributed through broker-dealers registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These registered broker-dealers are also FINRA members; therefore, sales of these registered products are also subject to the requirements of FINRA rules.
Our subsidiary, Brighthouse Securities, is registered with the SEC as a broker-dealer and is approved as a member of, and subject to regulation by, FINRA. Brighthouse Securities is also registered as a broker-dealer in all applicable U.S. states. Its business is to serve as the principal underwriter and exclusive distributor of the registered products issued by its affiliates, and as the principal underwriter for the registered funds advised by its affiliated investment adviser, Brighthouse Advisers, and used to fund variable insurance products.
We issue variable insurance products through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Each registered separate account is generally divided into subaccounts, each of which invests in an underlying fund which is itself a registered investment company under the Investment Company Act. Our subsidiary, Brighthouse Advisers, is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and its primary business is to serve as investment adviser to certain of the registered funds that underlie our variable annuity contracts and variable life insurance policies. Certain variable contract separate accounts sponsored by our insurance subsidiaries are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other provisions of the federal securities laws.
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

Federal and state securities laws and regulations are primarily intended to ensure the integrity of the financial markets, to protect investors in the securities markets, and to protect investment advisory or brokerage clients, and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Our offering and selling of Securities Products, including with respect to Brighthouse Securities and Brighthouse Advisers, may be impacted by SEC regulatory initiatives impacting the industry.
Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. On April 23, 2024, the Department of Labor (“DOL”) issued a final regulation updating the definition of “investment advice.” See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” for additional details regarding the status of the DOL Fiduciary Advice Rule (as defined below).
The DOL has issued a number of regulations regarding disclosure that must be provided to plan sponsors and participants. The participant disclosure regulations and the regulations which require service providers to disclose fee and other information to plan sponsors took effect in 2012. Our insurance subsidiaries have taken and continue to take steps designed to ensure compliance with regulations requiring service providers to disclose fee and other information to plan sponsors.
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

Department of Labor Fiduciary Advice Rule
A regulatory action by the DOL (the “Fiduciary Advice Rule”), which became effective on February 16, 2021, reinstated the text of the DOL’s 1975 investment advice regulation defining what constitutes fiduciary “investment advice” to ERISA Plans and IRAs and provides guidance interpreting such regulation. The guidance provided by the DOL broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL stated that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, could be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reversed an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.
The Fiduciary Advice Rule expands the definition of fiduciary “investment advice” to include, in many circumstances, providing one-time advice (including rollover advice) to ERISA Plans and IRAs, among other conduct. Under the Fiduciary Advice Rule, individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
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
On April 23, 2024, the DOL updated the Fiduciary Advice Rule that amended the definition of an “investment advice fiduciary” under ERISA and amended related administrative PTEs, including PTE 2020-02 and PTE 84-24 (together, the “PTE Amendments”). As amended by the new Fiduciary Advice Rule, PTE 84-24 would be available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of a fiduciary relationship to an ERISA plan or IRA. The Fiduciary Advice Rule broadens the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors. We continue to assess the potential impacts of the Fiduciary Advice Rule and cannot currently predict whether, or the extent to which, the Fiduciary Advice Rule may impact us, including with respect to sales of our products through our independent distribution partners, changes in our compliance requirements, product offerings or compensation practices, or increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the Fiduciary Advice Rule.
On July 25, 2024, the U.S. District Court for the Eastern District of Texas and, on July 26, 2024, the U.S. District Court for the Northern District of Texas issued decisions, which, together, stayed the effective date for implementation of the Fiduciary Advice Rule and the PTE Amendments. In September 2024, the DOL appealed these rulings. While we cannot predict whether the Fiduciary Advice Rule will take effect in its current form, if implemented, it could have adverse effects on sales of our products and may also lead to further changes to our product offerings and compensation practices, as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, the regulation.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. A majority of states have adopted the NAIC SAT model, effective in 2021, and we expect that other states will also continue to adopt the NAIC SAT model.

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
SEC Rules Addressing Standards of Conduct for Broker-Dealers
On June 5, 2019, the SEC adopted a comprehensive set of rules and interpretations for broker-dealers and investment advisers, including Regulation Best Interest, which went into effect in June 2020. Among other things, this regulatory package:
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
•imposes requirements on broker-dealers and investment advisers to deliver Form CRS relationship summaries designed to assist customers in understanding key facts regarding their relationships with their investment professionals and differences between the broker-dealer and investment adviser business models; and
•restricts broker-dealers and their financial professionals from using certain compensation practices and the terms “adviser” or “advisor.”
The intent of Regulation Best Interest is to impose an enhanced standard of care on broker-dealers and their financial professionals which is more similar to that of an investment adviser. Among other things, this requires broker-dealers to mitigate conflicts of interest arising from transaction-based financial arrangements for their employees.
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
Federal Tax Reform
On August 16, 2022, the Inflation Reduction Act was signed into law by President Biden. The Inflation Reduction Act establishes a 15% corporate alternative minimum tax (the “CAMT”) for corporations whose average annual adjusted financial statement income for any consecutive three–tax year period ending after December 31, 2021 and preceding the tax year exceeds $1.0 billion. Based on guidance issued by the U.S. Department of Treasury (the “U.S. Treasury”) and the Internal Revenue Service (“IRS”) to date, the Company was not subject to the CAMT for the year ended December 31, 2023 and does not currently expect to be subject to the CAMT for the year ended December 31, 2024. However, the Company will continue to assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.
On September 12, 2024, the IRS and the U.S. Treasury issued proposed regulations which are generally effective for years ending after the date of the proposed regulations. The proposed regulations are subject to uncertain application and there can be no assurance that final regulations will be adopted in their currently proposed form. The Company is currently assessing the impact of the proposed regulations, including the impact on the applicability of the CAMT.

In addition, the Inflation Reduction Act also establishes a one percent excise tax on stock repurchases made by publicly-traded U.S. corporations.
Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivatives transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivatives transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”). The initial margin requirements for OTC-bilateral derivatives transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, may result in increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivatives transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivatives transactions. We could be subject to higher costs of entering into derivatives transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
Environmental Considerations
We hold equity interests in companies that may be subject to extensive federal, state and local environmental laws and regulations and, accordingly, could potentially be subject to environmental liabilities. Our properties routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of properties in our investment portfolio will not have a material adverse effect on our results of operations or financial condition. See Note 8 of the Notes to the Consolidated Financial Statements for a discussion on certain limitations and interests regarding our arrangements in or with variable interest entities.
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements, which may result in fines or penalties. Litigation may be brought by, or on behalf of, one or more entities, seeking to recover unclaimed or abandoned funds and interest. The claimant or claimants also may allege entitlement to other damages or penalties, including for alleged false claims.

Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2024), the U.S. life insurance industry is made up of 719 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Human Capital Resources
At Brighthouse Financial, our employees are one of our most valuable assets. Our ability to successfully execute our business strategy and deliver on our mission to help people achieve financial security starts with our culture and values, which are brought to life every day by our employees. At December 31, 2024, we had approximately 1,400 employees.
The Company’s Board of Directors and its Compensation and Human Capital Committee oversee our human capital matters, including pay equity; talent and leadership development; the Company’s efforts to attract, engage and retain talent; culture; and the development and execution of the Company’s inclusion and belonging strategy.
Our Culture, Values and Ethics
Our culture is rooted in three core values — collaboration, adaptability and passion. We believe these values help us build an organization where talented people from all backgrounds can make meaningful contributions to our success while growing their careers. We are committed to continually enhancing our culture through a variety of programs, policies and initiatives. We place a high value on employee feedback, which we believe is critical to our efforts to continue to strengthen our culture. We collect employee feedback on an ongoing basis in multiple ways, including through periodic surveys, coaching and feedback discussions, exit surveys and interviews, and employee network groups (discussed below).
Our culture is also built on our deep commitment to ethics and integrity, and we recognize that the continued success of the Company is dependent upon the trust of our employees, distribution partners, customers and stockholders. We strive to adhere to the highest standards of business conduct at all times and put honesty, fairness and trustworthiness at the center of all that we do. To help maintain a safe and productive workplace, we establish and oversee programs to build awareness of and train employees on important standards, policies and procedures, as required by applicable regulations, Company policy or best practices. As part of our commitment to ethics and integrity, we require all employees to review and certify compliance with our employee code of conduct on an annual basis, as well as complete more extensive training on the employee code of conduct on a biennial basis. In addition, through regular communications, we help to ensure that employees are well-informed of the Company’s reporting and escalation process, including options for anonymous whistleblower reporting.

Attracting, Engaging, Developing and Retaining Talent
We believe that our success depends, in large part, on our ability to attract and retain highly skilled employees. There is strong competition for talent in our industry, and current U.S. labor market dynamics may further increase the challenge of attracting and retaining employees. We continue to monitor the current U.S. labor environment and adapt, as needed, our activities, policies and practices to attract, engage, develop and retain employees and to ensure that Brighthouse Financial remains a great place to work. These efforts include, among other things, seeking to support our employees with competitive and equitable pay and benefits and to provide our employees with training and other learning and development opportunities. In addition, we continue to operate under a flexible, hybrid work model, which we believe makes us an attractive employer and aids our recruitment and retention strategy.
Compensation and Benefits
We offer employees benefits programs that are designed to help meet their financial, physical and mental health needs. All employees are eligible to participate in our 401(k) savings plan, to which we make matching and annual nondiscretionary contributions, and in our Employee Stock Purchase Plan, through which employees can purchase BHF stock at a discounted price. We offer competitive health care benefits options for medical, dental and vision coverage, as well as flexible spending accounts for health care and dependent care. We offer all employees paid time off, as well as time off for Company holidays and volunteer and study activities and other well-being benefits, including paid parental and family leave for new parents, to help promote a healthier work-life balance. In addition, we conduct annual pay equity reviews to help ensure that individual compensation is determined exclusively based on performance, experience, job level and other legitimate non-discriminatory factors.
Developing Talent
Our talent management and development strategies are built on continuous coaching and feedback, learning, training, collaboration and inclusivity. We provide employees with many opportunities and resources to learn and develop, including a curated set of courses designed to help employees achieve their personal and professional goals. In addition, throughout the year, we offer all employees access to education sessions designed to further their understanding of our corporate strategy and culture, as well as provide the opportunity to build and enhance skills. We also offer a mentorship program designed to provide our employees with professional development opportunities through engagement with leaders across the Company. In order to facilitate our efforts to understand and optimize our employees’ experiences at the Company and assist us in attracting, engaging, developing and retaining talent, we collect employee feedback on an ongoing basis. To further help our employees remain engaged and connected to the Company and each other, we hold a variety of employee events and distribute a wide range of communications throughout the year, including town hall meetings, podcasts from our Chief Executive Officer, company-wide discussions with members of our leadership team, intranet articles and a weekly newsletter highlighting events and news from around the Company. We also strive to retain talent in many ways, including through our compensation and benefits programs, robust talent-development programs and other initiatives to provide employees with opportunities to have fulfilling careers.
Fostering an Inclusive Workplace
We are an equal opportunity employer committed to providing an inclusive workplace where employees can trust that their unique backgrounds and perspectives will be recognized, respected and celebrated. We believe that by building such a workplace, we are better able to attract and retain talent and provide valuable products that meet the needs of our distribution partners and the financial professionals who sell our products, as well as their clients. We seek to provide equal opportunity and inclusivity in the attraction and retention of talent and the opportunities provided to all employees to grow and develop at the Company. Our varied approach to attracting and recruiting talent includes efforts to reduce bias and to build partnerships with professional organizations and universities to promote equal opportunity.
Our approach to providing an inclusive workplace includes the efforts of a cross-functional committee of employees who help management create and sponsor programs and development opportunities with the aim of further enhancing our employees’ sense of belonging and our Company’s culture. In 2022, we launched our Company’s employee network groups, which are open to all employees and provide a forum for employees to discuss relevant professional and personal topics, learn from one another, find support and allyship, expand their networks and deepen their level of compassion and understanding.

Supporting our Communities
The Company seeks to support the communities in which we live and work through its own charitable organizations and through strategic partnerships with community organizations, educational institutions and industry peers. The Brighthouse Financial Foundation, a non-profit organization, was established in 2017 with the mission to improve the financial security, culture and opportunities afforded to the communities in which the Company’s employees live and work by providing resources and support to other tax-exempt organizations which further that mission. In addition, through Brighthouse Scholar Connections, Inc., a non-profit organization established in 2022, scholarships are provided to expand educational opportunities for students who are members of historically underrepresented or disadvantaged populations. Brighthouse Financial employees have the opportunity to serve as mentors for students who have been awarded scholarships by this organization.
Information About Our Executive Officers
The following table presents certain information regarding our executive officers as of February 28, 2025.

Name	Age	Position with Brighthouse Financial and Certain Other Business Experience
Eric T. Steigerwalt	63
Brighthouse Financial: President and Chief Executive Officer (August 2017 – present)
MetLife: President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Executive Vice President, U.S. Retail (September 2012 – August 2017)

Edward A. Spehar	59
Brighthouse Financial: Executive Vice President and Chief Financial Officer (August 2019 – present)
MetLife: Executive Vice President and Treasurer (August 2018 – July 2019); Chief Financial Officer of Europe, Middle East and Africa Region (July 2016 – February 2019)

Vonda R. Huss	58
Brighthouse Financial: Executive Vice President and Chief Human Resources Officer (November 2017 – present)
Wells Fargo, a financial services company: Executive Vice President, Co-Head of Human Resources (September 2015 – November 2017)

Myles J. Lambert	50
Brighthouse Financial: Executive Vice President and Chief Marketing and Distribution Officer (August 2017 – present)
MetLife: Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 – August 2017)

Allie Lin	47	Brighthouse Financial: Executive Vice President and General Counsel (December 2022 – present); Head of Litigation and Employment Law (February 2021 – December 2022); Lead Litigation and Employment Attorney (September 2019 – February 2021); Corporate Counsel, Litigation Attorney (March 2018 – September 2019)
		AXA Equitable Life Insurance Company: Senior Director and Counsel (October 2013 – March 2018)
John L. Rosenthal	64
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
Risks Related to Our Business
Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition
Our earnings significantly depend upon the extent to which our actual claims experience and benefit payments on our products are consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such liabilities are established based on actuarial estimates of how much we will need to pay for future benefits and claims. To the extent that actual claims and benefits experience differs from the underlying assumptions we used in establishing such liabilities, we could be required to increase our liabilities. We make assumptions regarding policyholder behavior at the time of pricing, including the selection and utilization of the guaranteed options inherent within certain of our products and persistency (i.e., the probability that a policy or contract will remain in-force from one period to the next). Persistency could be adversely affected by a number of factors, including adverse economic conditions, as well as by developments affecting policyholder perception of us, including perceptions arising from any potential adverse publicity or adverse rating agency actions. The pricing of our annuity products that contain living benefit guarantees, including our variable annuity products, is also based on assumptions about utilization rates (i.e., the percentage of contracts that will utilize the benefit during the contract duration), including the timing of the first withdrawal. Differences between actual and expected benefit utilization may cause our earnings to vary. A material increase in the valuation of the liability could result to the extent that emerging and actual experience deviates from these policyholder option utilization assumptions; in certain circumstances this deviation may impair our solvency. We conduct an annual actuarial review (the “AAR”) of the key inputs into our actuarial models that rely on management judgment and update any models where we have credible evidence from actual experience, industry data or other relevant sources to seek to ensure our price-setting criteria and reserve valuation practices continue to be appropriate. If actual experience or revised future expectations, including as part of an AAR, result in future projected losses, we may be required to increase our product liabilities through a charge in the then current period, which could negatively affect our business, financial condition and results of operations.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”

Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk
Certain of the variable annuity and Shield Annuity products we offer include guaranteed benefits designed to protect contract holders against significant changes in equity markets and interest rates, including GMDBs and GMWBs. While we have GMABs and GMIBs in-force with respect to which we are obligated to perform, we no longer sell new products that include GMABs or GMIBs. We hold liabilities based on the value of the benefits we expect to be payable under such guarantees in excess of the contract holders’ projected account balances. As a result, any periods of significant and sustained negative or low separate account returns, increased equity volatility, or reduced interest rates could result in an increase in the valuation of our liabilities associated with these guarantees.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets are insufficient to support the increased liabilities, we may be required to fund such separate accounts with additional assets from our general account. To the extent policyholder persistency is different from what we anticipate in a sustained period of equity index growth, it could have a negative impact on our liquidity.
An increase in our variable annuity or Shield Annuity guarantee liabilities for any of the above reasons, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency.
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
Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. Our risk management strategy relies on selling products that provide a risk offset to each other, hedging using derivative instruments and, to a lesser extent, reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
However, our hedging strategy, which is a component of our risk management strategy, may not be fully effective. In connection with our risk management strategy, we may determine to seek the approval of applicable regulatory authorities to permit us to increase our hedge limits consistent with those contemplated by the strategy. No assurance can be given that any of our requested approvals will be obtained, and, even if obtained, any such approvals may be subject to qualifications, limitations or conditions. If our insurance subsidiaries’ capital is depleted due to adverse changes in the capital markets, such depletion may result in our contributing additional capital to insurance subsidiaries (which may have been allocated for other uses), or us purchasing additional or more expensive hedging protection. Under our hedging strategy, period-to-period changes in the valuation of our hedges relative to the guarantee liabilities may result in significant volatility in certain of our profitability measures, which in certain circumstances could be more significant than has been the case historically.
In addition, hedging instruments we enter into may not effectively offset the costs of the guarantees within certain of our annuity products or may otherwise be insufficient in relation to our obligations. For example, in the event that derivative counterparties or central clearinghouses are unable or unwilling to honor their obligations, we would remain liable for the guaranteed benefits. Furthermore, we are subject to the risk that changes in policyholder behavior or mortality, combined with adverse market events, could produce economic losses outside the scope of our risk management strategy.

The cost of our hedging strategy may also be greater than anticipated if adverse market conditions were to limit the availability, and increase the costs of, the derivatives we intend to employ, and such costs may not be recovered in the pricing of the underlying products we offer.
The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations and our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and BRCD as well as our liquidity. This could in turn impact our ability to return capital to stockholders, as well as our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and, in certain circumstances, ultimately impact our solvency. See “Business — Segment Information — Annuities — Products — Variable Annuities” for further consideration of the risks associated with guaranteed benefits, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” and “— A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations.”
Our analyses of scenarios and sensitivities that we may utilize in connection with our risk management strategy involve significant estimates based on assumptions, which inherently could result in material differences between actual outcomes and the sensitivities calculated under such scenarios
As part of our risk management strategy, we estimate the impact of various market factors under certain scenarios on our variable annuity statutory free cash flow, our reserves, or our capital (collectively, the “market sensitivities”).
Any such market sensitivities may use inputs that are difficult to approximate and could include estimates that may differ materially from actual results. Any such estimates may, among other things, be associated with: (i) basis returns related to equity or fixed income indices; (ii) actuarial assumptions related to policyholder behavior; and (iii) management actions that may occur in response to developing facts, circumstances and experience for which no estimates are made in any market sensitivities. Any such estimates, or the absence thereof, may produce sensitivities that could differ materially from actual outcomes and may, therefore, influence our actions in connection with our risk management strategy.
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
We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in volatility of our profitability measures and capital
The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon Statutory Cash Flow Testing (“ULSG CFT”) to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business that was previously written by certain of our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target for BRCD, comprises our total ULSG asset requirement target (“ULSG Target”). Under the ULSG CFT approach, we assume that interest rates remain flat or lower than current levels, and our actuarial assumptions include a provision for adverse deviation. These underlying assumptions used in ULSG CFT include scenarios that are more conservative than those required under GAAP, which assumes a long-term mean reversion of interest rates and best estimate actuarial assumptions without additional provisions for adverse deviation.
We seek to mitigate exposure to interest rate risk associated with these liabilities by holding invested assets and interest rate derivatives to closely match our ULSG Target in different interest rate environments.
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. We may use interest rate swaps, swaptions and interest rate forwards, among other instruments, to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholders’ equity and net income when interest rates rise and our ULSG Target likely declines as a result, since our interest rate derivatives are measured at fair value, while our ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 3.75% to 4.00% in the third quarter of 2024 following our AAR.

Our interest rate derivative instruments may not effectively offset the costs of our ULSG policyholder obligations or may otherwise be insufficient. In addition, this risk mitigation strategy may fail to adequately cover a scenario under which our obligations are higher than projected and we may be required to sell investments to cover these increased obligations. If our liquid investments are depleted, we may need to sell higher-yielding, less liquid assets or take other actions, including utilizing contingent liquidity sources or raising capital. The above factors, individually or in the aggregate, could have a material adverse effect on our financial condition and results of operations, or our profitability measures, as well as materially impact our capitalization, our statutory free cash flow, our ability to receive dividends from our insurance subsidiaries and BRCD and our liquidity. This could in turn impact our RBC ratios and our financial strength ratings, which are necessary to support our product sales, and in certain circumstances could ultimately impact our solvency. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies.”
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
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. For example, in November 2024, Fitch revised the outlooks on the financial strength rating and the long-term issuer credit rating for BHF and certain of its subsidiaries to negative from stable. In addition, in January 2025, A.M. Best revised the outlook on the long-term issuer credit rating for BHF and certain of its subsidiaries to negative from stable. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for additional information regarding our financial strength ratings and credit ratings, including current ratings and outlooks.

Our indebtedness and the degree to which we are leveraged could cause a material adverse effect on our financial condition and results of operations
We had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2024, consisting of debt securities issued to investors. We are required to service this indebtedness with cash at BHF and with dividends and other intercompany cash flows from our subsidiaries. The funds needed to service our indebtedness, as well as to make required dividend payments on our outstanding preferred stock, may not be available to meet any short-term liquidity needs we may have, to invest in our business, to pay any potential dividends on our common stock or to carry out any share or debt repurchases that we may undertake.
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
Reinsurance may not be available, affordable or adequate to protect us against losses
We use reinsurance for risk management purposes and to provide opportunities for growth and capital management. While reinsurance agreements generally bind the reinsurer for the life of the business reinsured at generally fixed pricing, market conditions beyond our control determine the availability and cost of the reinsurance protection for new business. The premium rates and other fees that we charge for our products are based, in part, on the assumption that reinsurance will be available at a certain cost. Some of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. We have faced a number of rate increase actions on in-force business in recent years and may face additional increases in the future. There can be no assurance that the outcome of any future rate increase actions would not have a material effect on our financial condition and results of operations. If a reinsurer raises the rates that it charges on a block of in-force business, in some instances, we will not be able to pass the increased costs on to our customers and our profitability will be negatively impacted as a result. Additionally, such a rate increase could result in our recapturing the reinsured business, which could reduce reinsurance receivables and expose us to greater risks. A premium rate increase or our recapturing reinsured business could, in each case, also result in a need to maintain additional reserves. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could limit our opportunities for growth and capital management or result in an increase in the amount of risk that we retain with respect to those policies we issue. See “Business — Reinsurance Activity.”
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
We may not be able to take credit for reinsurance, our statutory life insurance reinsurance financings may be subject to cost increases and new financings may be subject to limited market capacity
We currently utilize reinsurance and capital markets solutions to mitigate the capital impact of the statutory reserve requirements for several of our products, including, but not limited to, our level premium term life products subject to Regulation XXX and ULSG subject to Guideline AXXX. Our primary solution involves BRCD, our reinsurance subsidiary. See “Business — Reinsurance Activity — Affiliated Reinsurance.” BRCD obtained statutory reinsurance financing through a funding structure involving a single financing arrangement supported by a pool of highly rated third-party reinsurers. In connection with this financing arrangement, BRCD, with the explicit permission of the Delaware Commissioner, has included the value of credit-linked notes as admitted assets. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for a description of the financing arrangement and this associated permitted practice. The financing facility matures in 2039, and we may therefore need to refinance this facility in the future.

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
Factors affecting our competitiveness may adversely affect our market share and profitability
We believe competition among insurance companies is based on a number of factors, including service, product features, scale, price, actual or perceived financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. We face intense competition from a large number of other insurance companies, as well as non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers). In addition, certain of our distributors also currently offer their own competing products or may offer competing products in the future. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims-paying ability and financial strength ratings. Some may also have greater financial resources with which to compete. In some circumstances, national banks that sell annuity products of life insurers may also have a pre-existing customer base for financial services products. These competitive pressures may adversely affect the persistency of our products, as well as our ability or decision to sell certain products in the future. In addition, new and disruptive technologies may present competitive risks. If, as a result of competitive factors, our ability to generate profitability consistent with our strategic goals or otherwise, we are unable to generate a sufficient return on products we sell in the future, we may stop selling such products, which could result in adverse rating agency actions and have a material adverse effect on our financial condition and results of operations. See “Business — Competition.”
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
We may experience difficulty in marketing and distributing products through our distribution channels
We distribute our products through a variety of third-party distribution channels. Our agreements with our third-party distributors may be terminated by either party with or without cause. We may periodically renegotiate the terms of these agreements, and there can be no assurance that such terms will remain acceptable to us or such third parties. If we are unable to maintain our relationships, our sales of individual insurance, annuities and investment products could decline, and our financial condition and results of operations could be materially adversely affected. Our distributors may elect to suspend, alter, reduce or terminate their distribution relationships with us for various reasons, including changes in our distribution strategy, adverse developments in our business, adverse rating agency actions, changes in the products we offer, or concerns about market-related risks. We are also at risk that key distribution partners may merge, consolidate, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge in the marketplace, any of which could adversely impact the effectiveness of our distribution efforts. Also, if we are unsuccessful in attracting and retaining key internal associates who conduct our business, including wholesalers, our sales could decline.
An interruption or significant change in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our financial condition and results of operations. In addition, we rely on a core number of our distributors to produce the majority of our sales. If one or more such distributors were to terminate its relationship with us or reduce the amount of sales which it produces for us, our results of operations could be adversely affected. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, resulting in greater distribution expenses and an impaired ability to market our products through these channels. Consolidation of distributors or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

Because our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom such products are not in their best interest, we may suffer reputational and other harm to our business.
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
The failure of third parties to provide various services to us, or any failure of the practices and procedures that these third parties use to provide services to us, could have a material adverse effect on our business
A key part of our operating strategy is to leverage third parties to deliver certain services important to our business, including administrative, operational, technology, financial, investment and actuarial services. There can be no assurance that the services provided to us by third parties (or their suppliers, vendors or subcontractors) will be sufficient to meet our operational and business needs, that such third parties will continue to be able to perform their functions in a manner satisfactory to us, that the practices and procedures of such third parties will continue to enable them to adequately manage any processes they handle on our behalf, or that any remedies available under these third-party arrangements will be sufficient in the event of a dispute or nonperformance. In addition, we continue to leverage third-party service providers for certain administrative systems. There can be no assurance that in connection with any such services, including the transition to new third-party service providers in the future, or in connection with any of the services provided to us by existing third parties (or such third-party’s supplier, vendor or subcontractor), we will not incur unanticipated expenses or experience other economic or reputational harm, service delays or interruptions, or be subject to litigation or regulatory investigations and actions, any of which could have a material adverse effect on our business and financial results.
Furthermore, if a third-party provider (or such third-party’s supplier, vendor or subcontractor) fails to meet contractual obligations or requirements (e.g., compliance with applicable laws and regulations or fails to provide material information on a timely basis) or fails to provide required services due to the result of a cyberattack or other security breach, the loss of key personnel or otherwise, then, in each case, we could suffer economic and reputational harm that could have a material adverse effect on our business and financial reporting. In addition, such failures could result in the loss of key distributors, impact the accuracy of our financial reporting, or subject us to litigation or regulatory investigations and actions, which could have a material adverse effect on our business, financial condition and results of operations. See “— Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels” and “— Operational Risks — Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.”
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

Changes in our deferred income tax assets or liabilities, including changes in our ability to realize our deferred income tax assets, could adversely affect our financial condition or results of operations
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred income tax assets are assessed periodically by management to determine whether they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate future taxable income. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to our profitability measures. Such charges could have a material adverse effect on our financial condition and results of operations. Significant changes in the estimates of future taxable income used in determining a valuation allowance, new information or changes in tax laws, tax regulations or interpretations of such laws or regulations could affect the value of our deferred income tax assets and may require a write-off of some of those assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates.”
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
The payment of dividends and other distributions by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by our insurance subsidiaries in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware DOI, the Massachusetts Division of Insurance, or the NYDFS, as applicable. Any payment of dividends by Brighthouse Life Insurance Company in 2024 would be considered an extraordinary dividend subject to regulatory approval. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required. Furthermore, any dividends by BRCD are subject to the approval of the Delaware DOI. The payment of dividends and other distributions by our insurance subsidiaries is also influenced by business conditions, including those described in the Risk Factors above as well as rating agency considerations. There can be no assurance that any regulatory approval described herein will be received. See “— Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies or BHF contributing capital to its subsidiaries and could have a material adverse effect on our financial condition and results of operations.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”
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
Continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations
There is continued scrutiny and evolving expectations, as well as conflicting expectations, from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, diversity, equity and inclusion, racial justice and workplace conduct. Regulators have imposed and may continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. In view of evolving regulatory expectations, investor scrutiny, and changing consumer preferences and social expectations, ESG issues can represent emerging or unforeseen risks to our long-term operating performance and financial condition. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
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
Interest Rate Risk
Some of our current or anticipated future products, principally whole life, universal life, fixed, index-linked and income annuities, as well as funding agreements and structured settlements, expose us to the risk that changes in interest rates will reduce our investment margin or “net investment spread,” or the difference between the amounts that we are required to pay under the contracts in our general account and the rate of return we earn on general account investments intended to support the obligations under such contracts. Our net investment spread is a key component of our profitability measures.

Although reducing interest crediting rates can help offset decreases in net investment spreads on some products, our ability to reduce these rates is limited to the portion of our in-force product portfolio that has adjustable interest crediting rates and could also be limited by the actions of our competitors or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, a decrease in interest rates could cause our net investment spread to decrease or potentially become negative, which could have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities.”
An increase in interest rates could result in decreased fee revenue associated with a decline in the value of variable annuity account balances invested in fixed income funds. In addition, during periods of declining interest rates, our return on investments that do not support particular policy obligations may decrease. During periods of sustained lower interest rates, our reserves for policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened. Accordingly, declining and sustained lower interest rates may materially adversely affect our financial condition and results of operations, our ability to receive dividends from our insurance subsidiaries and BRCD and significantly reduce our profitability. We may therefore have to accept a lower investment return and lower profitability or face a decline in sales and greater loss of existing contracts and related assets.
In addition, because our interest rate hedging program is primarily a risk mitigation strategy intended to reduce our risk to statutory capitalization and long-term economic exposures from sustained low levels of interest rates, this strategy will likely result in higher net income volatility due to the insensitivity of related ULSG GAAP liabilities to the change in interest rate levels. This strategy may adversely affect our financial condition and results of operations. See “— Risks Related to Our Business — We may not have sufficient assets to meet our future ULSG policyholder obligations, and changes in interest rates may result in volatility of our profitability measures and capital” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies.”
Inflation Risk
Inflation increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on our profitability in the event that such additional costs cannot be passed through to policyholders. High inflation could also cause a change in consumer sentiment and behavior adversely affecting the sales of certain of our products.
Equity Risk
We sell certain spread-based annuity products that expose us to the risk that changes in equity markets will reduce our investment margin, as higher equity markets would require us to credit more under the contracts. These products include index-linked annuities where the crediting rate is determined by reference to the performance of an underlying index. We are also exposed to equity risk related to certain guarantees found in fee-based products, such as variable annuities (as sustained lower equity markets may increase our liabilities) and certain of our businesses where fee income is earned based upon the estimated market value of the AUM in both the separate and general account. Because fees generated by such products are primarily related to the value of AUM, a decline in the equity markets could reduce our revenues as a result of the reduction in the value of the investment assets supporting those products and services.
We manage our exposures to equity risk by selling products that provide a risk offset to each other, through hedging, and to a lesser extent reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” for details regarding our risk management and hedging programs.
However, such derivatives and reinsurance may become less available and, if they remain available, their price could materially increase in a period characterized by volatile equity markets. See “Business — Segment Information — Annuities — Products — Variable Annuities” for details regarding sensitivity of our variable annuity business to capital markets.
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
Inflation Risk
A sustained or material increase in inflation could affect our business in several ways. During inflationary periods, the value of fixed income investments may fall, which could increase realized and unrealized losses. Interest rates may increase in the future due to central bank policy responses to combat inflation, which may positively impact our business in certain respects, but could also increase the risk of a recession or an equity market downturn and could negatively impact various portions of our business, including our investment portfolio. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity and inhibit revenue growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment” for a discussion of the current impacts of inflation.

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
Further, any geographic or property type concentration of the mortgage loans in our portfolio may have adverse effects on our portfolio and, consequently, on our financial condition and results of operations. Events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Mortgage Loans” and Notes 8 and 10 of the Notes to the Consolidated Financial Statements.
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
Regulatory and Legal Risks
Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth
Our operations are subject to a wide variety of insurance and other laws and regulations. Our insurance subsidiaries and BRCD are subject to regulation by their primary Delaware, Massachusetts and New York state regulators, as applicable, as well as other regulations in states in which they operate. Changes in these laws and regulations could adversely affect our business, financial condition and results of operations. See “Business — Regulation,” as supplemented by discussions of regulatory developments in our subsequently filed Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
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
A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies or BHF contributing capital to its subsidiaries and could have a material adverse effect on our financial condition and results of operations
The NAIC has established model regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. Each of our insurance subsidiaries is subject to RBC standards or other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. See “Business — Regulation — Insurance Regulation — Statutory Accounting, Reserves and Risk-Based Capital.” A failure to meet these requirements could subject our insurance subsidiaries to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, increased regulatory supervision, or seizure or liquidation. Any corrective action imposed could cause a material adverse effect on our business, financial condition, results of operations and cash flows. A decline in RBC ratio, whether or not it results in a failure to meet applicable RBC requirements, could limit the ability of an insurance subsidiary to make dividends or distributions to us, could result in a loss of customers or new business, or could influence ratings agencies to downgrade our financial strength ratings, each of which could cause a material adverse effect on our business, financial condition and results of operations.
In any particular year, TAC amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary, the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments that do not receive hedge accounting, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer, for example, by contributing capital, which may adversely impact BHF’s liquidity, or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.
Changes in tax laws or interpretations of such laws could reduce our earnings and materially impact our operations by increasing our corporate taxes and making some of our products less attractive to consumers
Changes in tax laws or interpretations of such laws, including in relation to the extension of expiring provisions of the 2017 Tax Cuts and Jobs Act, could have a material adverse effect on our profitability and financial condition and could result in our incurring materially higher statutory taxes. Changes, including changes in tax laws, higher corporate tax rates or differences in interpretation of tax laws may adversely affect our business, financial condition, results of operations and liquidity. In addition, current U.S. federal income tax law permits tax-deferred accumulation of income earned under life insurance and annuity products and permits exclusion from taxation of death benefits paid under life insurance contracts. Changes in tax laws that restrict these tax benefits, or declines in individual income tax rates more generally, could make our products less attractive to consumers. See “Business — Regulation — Federal Tax Reform” for a discussion of the potential impacts of the Inflation Reduction Act and the related corporate alternative minimum tax.
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
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, cost of insurance and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 17 of the Notes to the Consolidated Financial Statements.
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
Other risk management models depend upon the evaluation of information regarding markets, clients, catastrophe occurrence, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date, or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will follow our policies, procedures and processes, nor can there be any assurance that our policies, procedures and processes, or the policies, procedures and processes of third parties that administer or service our products, will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, if our business changes or the markets in which we operate evolve and new risks emerge, we may have to implement more extensive and perhaps different policies, procedures or processes and our risk management framework may not evolve at the same pace as those changes. See “— Risks Related to Our Business — Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital.”
Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
We heavily rely on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may result in regulatory enforcement action, harm our reputation or otherwise adversely affect our ability to conduct business, our financial condition or results of operations. In addition, our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security, and there can be no assurance that any such efforts will be effective in preventing or limiting the impact of future cyberattacks.
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
Cybersecurity threats are rapidly evolving, and those threats and the means for obtaining access to our systems are becoming increasingly sophisticated. Cybersecurity threats can originate from a wide variety of sources including terrorists, nation states, financially or politically motivated actors, internal actors such as employees (through malicious or accidental acts), or third parties, such as external service providers, and the techniques used to effectuate such threats change frequently or are often not recognized until after they have been launched. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity or other information security system risks, including the deployment of AI technologies by malicious third parties and threat actors intent on finding and exploiting vulnerabilities, their use of “deep fakes,” and long-term persistent attacks that may increase in sophistication and effectiveness in the future. There is no assurance that administrative, physical and technical controls and other preventive actions taken to reduce the risk of cyberattacks and protect our information technology will prevent physical and electronic break-ins, cyberattacks or other security breaches to such computer systems. In some cases, such physical and electronic break-ins, cyberattacks or other security breaches may not be immediately detected. If we or our vendors fail to prevent, detect, address and mitigate such incidents, this may impede or interrupt our business operations and information systems, result in data loss, destruction, modification, disclosure or misuse, or loss of assets which could adversely affect our business, financial condition and results of operations.

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
Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Privacy and Cybersecurity Regulation.” Our third-party service-providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate confidential personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including nonpublic personal information. Additionally, our data has been and could in the future be the subject of cyberattacks, and the misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information has occurred and could occur in the future, including as a result of us or our third-party service providers (or their suppliers, vendors or subcontractors) failing to maintain adequate internal controls or if our associates or any of our third-party service providers fail to comply with applicable policies and procedures. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, employees, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personally identifiable information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, employees, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technology efforts that require long implementation timelines, increased costs and dedicated resources.

Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of customer data. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. We may analyze customer data or input such data into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, including for alleged violation of third-party privacy and intellectual property rights, or other rights, or alleged breach of contractual obligations, such as limitations on the use of data, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.
Risks Related to Our Separation from, and Continuing Relationship with, MetLife
If the Separation were to fail to qualify for non-recognition treatment for federal income tax purposes, then we could be subject to significant tax liabilities
In connection with the Separation, MetLife received a private letter ruling from the IRS regarding certain significant issues under the Tax Code, as well as an opinion from its tax advisor that, subject to certain limited exceptions, the Separation qualifies for non-recognition of gain or loss to MetLife and MetLife’s shareholders pursuant to Sections 355 and 361 of the Tax Code. Notwithstanding the receipt of the private letter ruling and the tax opinion, the tax opinion is not binding on the IRS or the courts, and the IRS could determine that the Separation should be treated as a taxable transaction and, as a result, we could incur significant federal income tax liabilities, and we could have an indemnification obligation to MetLife.
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
Risks Related to Our Securities
We currently have no plans to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish
We currently have no plans to declare and pay cash dividends on our common stock. We currently intend to use our future statutory free cash flow, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the near-term, and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade, and the market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control. Any future declaration and payment of dividends or other distributions or returns of capital will be at the discretion of BHF’s Board of Directors and will depend on many factors, including our financial condition, earnings, cash needs, regulatory constraints, capital requirements (including capital requirements of our insurance subsidiaries), and any other factors that BHF’s Board of Directors deems relevant in making such a determination. Therefore, there can be no assurance that we will pay any dividends or make other distributions or returns on our common stock, or as to the amount of any such dividends, distributions or returns of capital.
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
The insurance laws and regulations of the various states in which our insurance subsidiaries are organized may delay or impede a business combination involving the Company. State insurance laws prohibit an entity from acquiring control of an insurance company without the prior approval of the domestic insurance regulator. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. See “Business — Regulation — Insurance Regulation — Holding Company Regulation.” These regulatory restrictions may delay, deter or prevent a potential merger or sale of our company, even if BHF’s Board of Directors decides that it is in the best interests of stockholders for us to merge or be sold. These restrictions also may delay sales by us or acquisitions by third parties of our insurance subsidiaries. In addition, the Investment Company Act may require approval by the contract owners of our variable contracts in order to effectuate a change of control of any affiliated investment advisor to a fund underlying our variable contracts, including Brighthouse Advisers. Further, FINRA approval would be necessary for a change of control of any broker-dealer that is a direct or indirect subsidiary of BHF.
In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may deter coercive takeover practices and inadequate takeover bids and may encourage prospective acquirers to negotiate with BHF’s Board of Directors rather than attempt a hostile takeover. These provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that BHF’s Board of Directors determines is not in the best interests of Brighthouse Financial and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management Program and Strategy
We understand the importance of maintaining a robust cybersecurity risk management program to assess, identify, and manage the material risks associated with cybersecurity threats.
Managing Cybersecurity Risks; Cybersecurity Risk Management Strategy
Our cybersecurity risk management program is integrated into the Company’s enterprise risk management framework, and our strategy focuses on implementing effective and efficient processes, technologies, and controls to assess, identify, and manage cybersecurity risks. Our cybersecurity risk management program is designed to be aligned with the National Institute of Standards and Technology Cybersecurity Framework (“NIST Framework”), which provides standards, guidelines and best practices on managing cybersecurity risk, as well as the organization, improvement and assessment of the Company’s cybersecurity risk management program.
Our Chief Technology Officer (“CTO”) has overall responsibility for our information technology program, which includes the Company’s cybersecurity risk management program. Our Chief Information Security Officer (“CISO”) is directly responsible for the Company’s cybersecurity risk management program, which is designed to protect and preserve the integrity, confidentiality, and continued availability of the information owned by, or in the care of, the Company. Our CTO has over 25 years of information technology experience, including systems development, technology strategy, and vendor management; our CISO has over 30 years of information technology and cybersecurity risk management program management experience. Prior to joining Brighthouse Financial, both our CTO and CISO previously served in roles that involved leading and overseeing information technology and cybersecurity risk management programs at other public companies in the financial services industry. In addition, our CTO serves on a cross-departmental, management-level risk committee that oversees the Company’s enterprise risks, including cybersecurity risks. This enterprise-level risk committee is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents.
Our cybersecurity team regularly assesses the threat landscape and takes an enterprise-wide view of cybersecurity risks. We monitor issues that are internally discovered or externally reported that may affect our business, and we employ a range of tools and third-party services to effectuate our cybersecurity risk identification and assessments, including regular network and endpoint monitoring, threat and vulnerability assessments, and external penetration testing. In addition, our cybersecurity team conducts regular reviews, conducts tabletop exercises, performs internal testing, and leverages the audits performed by our internal audit team. We also engage the services of third-party consultants to assess and evaluate the effectiveness of our controls (in alignment with the NIST Framework), to improve our security measures and strategy, and to review our cybersecurity risk management program against the NIST Framework. The results of the most recent assessment of our cybersecurity risk management program confirmed the rigor of our cybersecurity risk management practices.
Our cybersecurity team has also established company-wide policies and procedures that cover cybersecurity matters, which are designed to enable us to effectively identify, evaluate, and respond to events that have the potential to impact our business. In the event of a cybersecurity incident, the Company utilizes a well-defined incident response plan that is designed to coordinate the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations (including relevant securities laws) and mitigate brand and reputational damage. This plan includes immediate actions to mitigate the impact of the incident, as well as long-term strategies for the remediation and prevention of future incidents. In accordance with this plan, we have established a cross-departmental Brighthouse Response Team that is responsible for coordinating enterprise-wide responses to cybersecurity incidents. This Brighthouse Response Team provides reports regarding cybersecurity incidents to the enterprise-level risk committee referenced above.

Further, employees outside of our information technology organization have a role in our cybersecurity defenses, and we encourage a corporate culture supportive of security, which we believe improves the effectiveness of our cybersecurity risk management program. Through our Security Awareness Program, we provide our employees with regular cybersecurity training and educational resources to help ensure that they remain vigilant against threats. These include frequent simulated phishing campaigns, newsletters, alerts, e-mail reminders, and a mandatory annual cybersecurity awareness training course for all employees. In addition to Company policies that we make available to all employees, our cybersecurity awareness training provides clear reporting and escalation processes in the event of suspicious activity.
Third-Party Risk Management
Our processes also address the cybersecurity risks associated with our use of third-party vendors, some of which have access to our customer and employee data. We conduct security assessments of all third-party vendors that have access to our systems, our data and/or the facilities that house such systems or data. As part of our third-party risk management program, our cybersecurity risk management and third-party risk management teams collaborate to monitor our third-party vendors’ compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.
Risks from Cybersecurity Threats
Our systems and our third-party vendors’ systems periodically experience directed attacks intended to lead to (i) interruptions or delays in our operations or (ii) the loss, misuse or theft of personal information and other data, including confidential information or intellectual property. Based on the information available as of the filing date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, directly or indirectly, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Operational Risks — Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” and “Risk Factors —Operational Risks — Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”
Governance
Board of Directors - Oversight and Management Reporting
The Audit Committee of the Board of Directors (the “Audit Committee”) is primarily responsible for overseeing cybersecurity risks, and the Board of Directors is actively engaged with respect to these risks. The Audit Committee and/or the Board of Directors generally meet with our CTO and CISO on a quarterly basis to review our information technology and cybersecurity risk profile and to discuss our activities to manage the related risks, including risk assessments, mitigation strategies, areas of emerging risks, incidents, industry trends, tabletop exercises, and other areas of importance. In addition to these regular meetings, we have an escalation process in place to timely inform the Board of Directors of any significant cybersecurity incidents, including any updates relating thereto, to ensure that the Board of Directors’ oversight is proactive and responsive. Our Chief Compliance Officer also regularly reports to the Audit Committee regarding the Company’s compliance with applicable regulations relating to cybersecurity.
Item 2. Properties
Not material.
Item 3. Legal Proceedings
See Note 17 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
BHF’s common stock, par value $0.01 per share, trades on the Nasdaq under the symbol “BHF.”
As of February 21, 2025, there were approximately 1.0 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
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
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index and (3) the S&P 500 Life & Health Insurance Index, respectively, for the five-year period ended December 31, 2024. All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index and the S&P 500 Life & Health Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Dec 31, 2019	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024
BHF common stock	$100.00	$92.29	$132.04	$130.69	$134.90	$122.46
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Financials	$100.00	$98.31	$132.75	$118.77	$133.20	$173.90
S&P 500 Life & Health Insurance	$100.00	$90.52	$123.73	$136.53	$142.87	$171.87

Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended December 31, 2024 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
October 1 — October 31, 2024	483,900	$46.69	483,900	$581
November 1 — November 30, 2024	392,451	$50.63	392,451	$561
December 1 — December 31, 2024	355,802	$49.44	355,802	$543
Total	1,232,153		1,232,153
_______________
(1)Where applicable, total number of shares purchased includes shares of common stock withheld with respect to option exercise costs and tax withholding obligations associated with the exercise or vesting of share-based compensation awards under our publicly announced benefit plans or programs.
(2)On November 16, 2023, we authorized the repurchase of up to $750 million of our common stock, which is in addition to the $1.2 billion total repurchases authorized in 2021. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 12 of the Notes to the Consolidated Financial Statements for more information on common stock repurchases.
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
•“Risk Management Strategies” describes the Company’s risk management strategies to protect against capital markets and other economic risks.
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows.
•“Summary of Critical Accounting Estimates” explains what we believe to be the most critical estimates and judgments applied in determining our results in accordance with GAAP.
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
•“Results of Operations” begins with a discussion of our AAR, including a summary of the changes made to the key assumptions in 2024 and 2023, as well as the resulting impact on net income (loss) available to shareholders in each period.

Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2024 and 2023 and year-over-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2023, including a review of the 2023 AAR and year-over-year comparisons between the years ended December 31, 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”), which was filed with the SEC on February 22, 2024, and such discussions are incorporated herein by reference.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. See “Business — Segment Information” and Note 2 of the Notes to the Consolidated Financial Statements for further information regarding our segments.
Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Income (loss) available to shareholders before provision for income tax	$315	$(1,581)
Less: Provision for income tax expense (benefit)	29	(367)
Net income (loss) available to shareholders (1)	$286	$(1,214)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$1,623	$1,182
Less: Provision for income tax expense (benefit)	304	213
Adjusted earnings (loss) (1)	$1,319	$969
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the year ended December 31, 2024, we had net income available to shareholders of $286 million and adjusted earnings of $1.3 billion compared to net loss available to shareholders of $1.2 billion and adjusted earnings of $969 million for the year ended December 31, 2023. Net income available to shareholders for the year ended December 31, 2024 primarily reflects favorable pre-tax adjusted earnings, net of an unfavorable impact due to a reinsurance premium rate increase retroactive to September 2019, which resulted from the conclusion of a reinsurance arbitration, and the related impacts. Favorable pre-tax adjusted earnings was partially offset by an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business resulting from increasing long-term interest rates, net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities, and net investment losses on mortgage loans.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.

Risk Management Strategies
We employ risk management strategies to mitigate the effects of severe market disruptions and other economic events on our business. These strategies currently include macro hedge programs that manage market risks across all products, hedging certain market risk exposures at the product level, and, to a lesser extent, reinsurance. Our risk management strategies focus on protecting the capital and surplus of our insurance subsidiaries, through the use of metrics aligned with regulatory capital requirements. We continually review our risk management strategies in the context of our overall capitalization targets as well as monitor the capital markets for opportunities to adjust our derivative positions to manage our market risk exposure, as appropriate.
A metric we utilize to manage our risk is the combined RBC ratio (“Combined RBC Ratio”), which reflects the aggregate RBC ratio of our insurance subsidiaries, defined as aggregate TAC of our insurance subsidiaries divided by the total of their respective company action level RBCs. Combined RBC Ratio is an internal metric used by the Company to manage the risk associated with its insurance products through our risk management strategy; it is not a metric required or used by regulators. Brighthouse Financial targets a Combined RBC Ratio of 400% to 450% in normal market conditions.
We manage our variable annuity and first generation Shield Annuity contracts together, consistent with how we determine statutory reserves and required capital. These products have natural risk offsets because our obligations under Shield Annuity contracts decrease in falling equity markets when variable annuity guarantee obligations increase, and our obligations under Shield Annuity contracts increase in rising equity markets when variable annuity guarantee obligations decrease. In managing the risks associated with this block, we continue to operate with a first loss position of no more than $500 million. The first loss position is relative to our target funding level, which is based on regulatory capital requirements.
We launched updated versions of our Shield Annuity products in 2024, which we manage and hedge on a standalone basis separately from our variable annuity and first generation Shield Annuity products.
We believe the level of our capital protection provides us financial flexibility and supports deploying capital for growing long-term, sustainable shareholder value. However, because our hedging strategies place a lower priority on offsetting changes to GAAP liabilities, changes to markets over time, including market volatility, could result in GAAP net income volatility, which could potentially impact stockholders’ equity. See “Risk Factors — Risks Related to Our Business — Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital” and “— Summary of Critical Accounting Estimates.”
Interest Rate Risk Management
We are exposed to interest rate risk in most of our products, with the more significant longer-dated exposure residing in our in-force variable annuity guarantees and ULSG business. Historically, we have managed interest rate exposure in aggregate across the Company, while also setting individual hedge targets for certain products such as ULSG, where the economics of the interest rate derivatives are ceded through reinsurance to BRCD. Our current macro hedge program is used to manage interest rate risk in aggregate, with rebalancing and trade executions determined by net exposure. By managing the interest rate exposure on a net basis, we expect to more efficiently manage the derivative portfolio, protect capital and reduce costs. Our interest rate hedge programs may also include hybrid options that have other risk exposure in addition to interest rate exposure.
The ULSG block, which is no longer actively sold, includes the business retained by our insurance subsidiaries and the portion of it that is ceded to BRCD for providing redundant, non-economic reinsurance financing support. The primary market risk associated with our ULSG block is the uncertainty around the future levels of U.S. interest rates and bond yields. To help ensure we have sufficient assets to meet future ULSG policyholder obligations, we have employed an actuarial approach based upon ULSG CFT to set our ULSG asset requirement target for BRCD, which reinsures the majority of the ULSG business written by our insurance subsidiaries. For the business retained by our insurance subsidiaries, we set our ULSG asset requirement target to equal the actuarially determined statutory reserves, which, taken together with our ULSG asset requirement target of BRCD, comprises our ULSG Target.
We seek to mitigate interest rate exposures associated with our ULSG business by holding ULSG Assets to closely match our ULSG Target under different interest rate environments. “ULSG Assets” are defined as (i) total general account assets supporting statutory reserves and capital in the ULSG portfolios of our insurance subsidiaries and BRCD and (ii) interest rate derivative instruments to mitigate ULSG interest rate exposures. The net statutory reserves for the ULSG business in our insurance subsidiaries and BRCD (which is in part supported by reinsurance financings) were $24.6 billion and $24.1 billion for the years ended December 31, 2024 and 2023, respectively.

Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases. Likewise, if interest rates rise, our ULSG Target declines. The interest rate derivatives allocated to ULSG Assets prioritize the ULSG Target. This could increase the period-to-period volatility of net income and equity due to differences in the sensitivity of the ULSG Target and GAAP liabilities to the changes in interest rates. We closely monitor the sensitivity of our ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2024, BRCD assets exceeded the ULSG CFT requirement.
Equity Risk Management
We are exposed to equity market risk from policyholder liabilities with long-term guarantees based on equity performance, with our most significant exposures found in crediting rates on Shield Annuities and variable annuity guarantees. We manage equity risk primarily through the use of product-specific hedging strategies and have a macro hedging program for managing residual equity risk. As discussed above, we have historically managed equity risk of variable annuities and Shield Annuities together, recognizing the natural risk offset between the two products.
In 2024, we launched updated versions of our Shield Annuity products, which we manage on a standalone basis separately from our variable annuity and first generation Shield Annuity products. As we write new business, we use equity derivatives that are intended to offset the embedded options related to the crediting rate in Shield Annuity contracts. Since it is not practical to hedge each policy individually, we may group individual policies into cohorts or use other industry methods to reduce the number of hedge trades.
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
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield Annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. In September, November and December 2024, the Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”

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
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs imposed or threatened by the U.S. or foreign governments, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to Our Investment Portfolio” and “— Risk Management Strategies” for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
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
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for mortality, premium persistency, lapses and withdrawals. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2024 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years, from 3.75% to 4.00%, which resulted in a decrease in our ULSG liabilities of $260 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
The Company updates the estimated fair value of variable annuity guarantees in subsequent periods by projecting future benefits using capital markets inputs and actuarial assumptions, including expectations of policyholder behavior. A risk neutral valuation methodology is used to project the cash flows from the guarantees under multiple capital markets scenarios. The reported estimated fair value is then determined by taking the present value of these cash flows using a discount rate that incorporates a spread over the risk-free rate to reflect the Company’s nonperformance risk and adding a risk margin (as discussed below). For more information on the determination of estimated fair value of MRBs, see Note 10 of the Notes to the Consolidated Financial Statements.

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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2024, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
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
Market conditions, including interest rates and implied volatilities, and variations in actuarial assumptions and risk margins, as well as changes in our nonperformance risk adjustment, may result in significant fluctuations in the estimated fair value that could have a material impact on net income. See Note 10 of the Notes to the Consolidated Financial Statements for more information on the determination of estimated fair value of crediting rate embedded derivatives.

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
See Notes 1 and 15 of the Notes to the Consolidated Financial Statements as well as “Business — Regulation — Federal Tax Reform” for additional information on our income taxes.
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
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses); and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
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

Consolidated Results for the Years Ended December 31, 2024 and 2023
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2024	2023
	(In millions)
Revenues
Premiums	$770	$828
Universal life and investment-type product policy fees	2,116	2,295
Net investment income	5,222	4,664
Other revenues	579	483
Net investment gains (losses)	(295)	(246)
Net derivative gains (losses)	(3,668)	(3,907)
Total revenues	4,724	4,117
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($978) and ($234), respectively)	2,294	2,676
Interest credited to policyholder account balances	2,136	1,825
Amortization of DAC and VOBA	599	620
Change in market risk benefits	(2,673)	(1,507)
Interest expense on debt	152	153
Other expenses	1,794	1,824
Total expenses	4,302	5,591
Income (loss) before provision for income tax	422	(1,474)
Provision for income tax expense (benefit)	29	(367)
Net income (loss)	393	(1,107)
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	388	(1,112)
Less: Preferred stock dividends	102	102
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$286	$(1,214)
The components of net income (loss) available to shareholders were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Change in market risk benefits	$2,673	$1,507
Net investment gains (losses)	(295)	(246)
Net derivative gains (losses), excluding investment hedge adjustments	(3,699)	(4,012)
Market value adjustments	13	(12)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,623	1,182
Income (loss) available to shareholders before provision for income tax	315	(1,581)
Provision for income tax expense (benefit)	29	(367)
Net income (loss) available to shareholders	$286	$(1,214)
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Investment Gains (Losses). Includes gains and losses on sales of investments, impairments losses and changes in allowances for credit losses.

Net Derivative Gains (Losses), Excluding Investment Hedge Adjustments. We use derivative instruments to minimize exposure to various market risks, including interest rates and equity markets. In addition, the crediting rates associated with index-linked annuities, including Shield Annuities, are classified as embedded derivatives. The change in fair value of derivative instruments that do not qualify for hedge accounting and embedded derivatives are recognized in net derivative gains (losses).
Market Value Adjustments. Includes the change in fair value of the crediting rate on experience-rated contracts.
Pre-tax Adjusted Earnings. Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results.
See “— Non-GAAP Financial Disclosures — Adjusted Earnings” for more information on the items described above.
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Income available to shareholders before provision for income tax was $315 million ($286 million, net of income tax), an increase of $1.9 billion ($1.5 billion, net of income tax) from loss available to shareholders before provision for income tax of $1.6 billion ($1.2 billion, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2024 and 2023”; and
•higher pre-tax adjusted earnings, as discussed in greater detail below.
The increase in income before provision for income tax was partially offset by the unfavorable impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased more in the current period resulting in a loss of $557 million and increased less in the prior period resulting in a loss of $197 million.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 7% in the current period compared to 25% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Year Ended December 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$574	$11	$296	$(595)	$286
Add: Provision for income tax expense (benefit)	297	5	(801)	528	29
Income (loss) available to shareholders before provision for income tax	871	16	(505)	(67)	315
Less: Net investment gains (losses)	(163)	(39)	(70)	(23)	(295)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $31	(3,187)	17	(529)	—	(3,699)
Less: Change in market risk benefits	2,673	—	—	—	2,673
Less: Market value adjustments	—	—	13	—	13
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,548	38	81	(44)	1,623
Less: Provision for income tax expense (benefit)	297	5	16	(14)	304
Adjusted earnings (loss)	$1,251	$33	$65	$(30)	$1,319

	Year Ended December 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(1,253)	$(83)	$563	$(441)	$(1,214)
Add: Provision for income tax expense (benefit)	263	(16)	(913)	299	(367)
Income (loss) available to shareholders before provision for income tax	(990)	(99)	(350)	(142)	(1,581)
Less: Net investment gains (losses)	(169)	(28)	(33)	(16)	(246)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $105	(3,765)	(2)	(205)	(40)	(4,012)
Less: Change in market risk benefits	1,507	—	—	—	1,507
Less: Market value adjustments	—	—	(12)	—	(12)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,437	(69)	(100)	(86)	1,182
Less: Provision for income tax expense (benefit)	268	(16)	(23)	(16)	213
Adjusted earnings (loss)	$1,169	$(53)	$(77)	$(70)	$969

Consolidated Results for the Years Ended December 31, 2024 and 2023 - Adjusted Earnings (Loss)
The components of adjusted earnings were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Fee income	$2,695	$2,778
Net investment spread	3,000	2,855
Insurance-related activities	(1,420)	(1,747)
Amortization of DAC and VOBA	(599)	(620)
Other expenses	(1,946)	(1,977)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	107	107
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,623	1,182
Provision for income tax expense (benefit)	304	213
Adjusted earnings (loss)	$1,319	$969
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Adjusted earnings were $1.3 billion in the current period, an increase of $350 million.
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
◦higher returns on other limited partnerships; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to higher account balances and current and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR in our Annuities segment; and
•lower other expenses due to:
◦lower operational expenses;
◦lower legal reserves; and
◦lower transition services agreement expenses;
partially offset by
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher variable compensation expenses.

Key net unfavorable impact was:
•lower net fee income due to:
◦higher ceded cost of insurance fees in our Life and Run-off segments related to the conclusion of the aforementioned reinsurance arbitration, as well as the aging in-force business in our Run-off segment;
partially offset by
◦higher reinsurance fees on our fixed annuity business resulting from higher account balances; and
◦higher asset-based fees resulting from higher average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in the current period compared to 17% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segment Results for the Years Ended December 31, 2024 and 2023 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Fee income	$2,134	$1,999
Net investment spread	1,508	1,514
Insurance-related activities	(190)	(169)
Amortization of DAC and VOBA	(505)	(516)
Other expenses	(1,399)	(1,391)
Pre-tax adjusted earnings	1,548	1,437
Provision for income tax expense (benefit)	297	268
Adjusted earnings	$1,251	$1,169
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Consolidated Financial Statements.
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Adjusted earnings were $1.3 billion in the current period, an increase of $82 million.
Key favorable impact was:
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
•higher other expenses due to:
◦higher asset-based variable annuity expenses resulting from higher average separate account balances, a portion of which is offset in fee income; and
◦higher variable compensation expenses;

partially offset by
◦lower operational expenses; and
◦lower transition services agreement expenses; and
•lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and current and prior period actuarial modeling improvements, net of changes made in the current period in connection with the AAR;
partially offset by
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Fee income	$189	$282
Net investment spread	257	239
Insurance-related activities	(126)	(283)
Amortization of DAC and VOBA	(94)	(104)
Other expenses	(188)	(203)
Pre-tax adjusted earnings (loss)	38	(69)
Provision for income tax expense (benefit)	5	(16)
Adjusted earnings (loss)	$33	$(53)
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Adjusted earnings were $33 million in the current period, an increase of $86 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to lower paid claims, net of reinsurance;
•higher net investment spread due to:
◦higher returns on other limited partnerships;
partially offset by
◦lower average invested long-term assets; and
•lower other expenses due to:
◦lower operational expenses; and
◦lower transition services agreement expenses.
The key unfavorable impact was lower fee income due to higher ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 13% in the current period compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Fee income	$360	$495
Net investment spread	991	867
Insurance-related activities	(1,104)	(1,295)
Amortization of DAC and VOBA	—	—
Other expenses	(166)	(167)
Pre-tax adjusted earnings (loss)	81	(100)
Provision for income tax expense (benefit)	16	(23)
Adjusted earnings (loss)	$65	$(77)
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Adjusted earnings were $65 million in the current period, an increase of $142 million.
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
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 20% in the current period compared to 23% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Fee income	$12	$2
Net investment spread	244	235
Insurance-related activities	—	—
Amortization of DAC and VOBA	—	—
Other expenses	(193)	(216)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	107	107
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(44)	(86)
Provision for income tax expense (benefit)	(14)	(16)
Adjusted earnings (loss)	$(30)	$(70)
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Adjusted loss was $30 million in the current period, a lower loss of $40 million.
Key favorable impacts were:
•lower other expenses due to:
◦lower legal reserves; and
◦lower operational expenses; and
•higher net investment spread due to higher investment yields and higher average invested long-term assets from funding agreements issued in connection with our institutional spread margin business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for Corporate & Other is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for Corporate & Other are derived from the difference between the overall consolidated effective tax rate and total taxes for the other operating segments.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2024 and 2023
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Years Ended December 31,
	2024	2023
	(In millions)
Market risk benefits mark-to-market	$2,103	$903
Annuity guaranteed benefit rider fees, net of claims	603	635
Ceded reinsurance	(33)	(31)
Total changes attributable to annuity guaranteed benefits	2,673	1,507
Variable annuity hedges	660	369
Shield embedded derivatives	(3,776)	(4,129)
Total	$(443)	$(2,253)
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
See “— Risk Management Strategies” for a discussion of our management of our hedging strategy.
Year Ended December 31, 2024
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the year ended December 31, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing long-term interest rates and equity markets, as well as changes made in connection with the AAR;
•favorable changes in variable annuity hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by increasing long-term interest rates and changes made in connection with the AAR.

Year Ended December 31, 2023
Annuity guaranteed benefits and Shield annuity liabilities performance was unfavorable for the year ended December 31, 2023, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and long-term interest rates, partially offset by changes made in connection with the AAR;
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
In September, November and December 2024, the Federal Reserve decreased the target range for the federal funds rate from between 5.25% and 5.50% to between 4.25% and 4.50% as of December 31, 2024. In 2023, the Federal Reserve increased the target range for the federal funds rate four times — from between 4.25% and 4.50% to between 5.25% and 5.50%. Interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of December 31, 2024.
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

There has been a continued market focus on commercial real estate, including office properties, as a result of hybrid work arrangements and the resulting impact on the demand for office space.
We have direct commercial real estate exposure through mortgage loans and certain structured securities, which include RMBS, CMBS and ABS. In addition, we have direct and indirect exposure through certain financial industry corporate fixed maturity securities. See “— Investments — Mortgage Loans” and Note 8 of the Notes to the Consolidated Financial Statements for information on mortgage loans, including credit quality by portfolio segment and commercial mortgage loans by property type. Additionally, see “— Investments — Fixed Maturity Securities Available-For-Sale — Structured Securities” for information on Structured Securities, including security type, risk profile and ratings profile as well as “— Investments — Fixed Maturity Securities Available-For-Sale — U.S. and Foreign Corporate Fixed Maturity Securities” for our exposure to the finance industry.
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

	Years Ended December 31,
	2024		2023		2022
	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.49%	$5,403	4.23%	$4,917	3.96%	$4,363
Investment fees and expenses (2)	(0.13)	(150)	(0.14)	(148)	(0.14)	(154)
Adjusted net investment income (3)	4.36%	$5,253	4.09%	$4,769	3.82%	$4,209
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

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Net investment income	$5,222	$4,664	$4,138
Less: Investment hedge adjustments	(31)	(105)	(71)
Adjusted net investment income — in the above yield table	$5,253	$4,769	$4,209
See “— Results of Operations — Consolidated Results for the Years Ended December 31, 2024 and 2023” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results for the Years Ended December 31, 2023 and 2022” in our 2023 Annual Report for an analysis of the year-over-year changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,402	82.9%	$67,056	82.8%
Privately-placed	13,653	17.1	13,935	17.2
Total fixed maturity securities	$80,055	100.0%	$80,991	100.0%
Percentage of cash and invested assets	65.4%		67.9%
See Note 10 of the Notes to the Consolidated Financial Statements for further information on our valuation controls and procedures including our formal process to challenge any prices received from independent pricing services that are not considered representative of estimated fair value.
See Notes 1 and 8 of the Notes to the Consolidated Financial Statements for further information about fixed maturity securities by sector, contractual maturities, continuous gross unrealized losses and the allowance for credit losses.
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

		December 31, 2024					December 31, 2023
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$56,661	$5	$(4,680)	$51,976	64.9%	$56,944	$5	$(3,586)	$53,353	65.8%
2	Baa	28,446	—	(2,640)	25,806	32.3	27,567	—	(2,331)	25,236	31.2
Subtotal investment grade		85,107	5	(7,320)	77,782	97.2%	84,511	5	(5,917)	78,589	97.0%
3	Ba	1,879	—	(92)	1,787	2.2	1,839	—	(122)	1,717	2.1
4	B	383	2	(32)	349	0.4	593	3	(44)	546	0.7
5	Caa and lower	151	31	(13)	107	0.1	113	2	(24)	87	0.1
6	In or near default	83	43	(10)	30	0.1	75	11	(12)	52	0.1
Subtotal below investment grade		2,496	76	(147)	2,273	2.8%	2,620	16	(202)	2,402	3.0%
Total fixed maturity securities		$87,603	$81	$(7,467)	$80,055	100.0%	$87,131	$21	$(6,119)	$80,991	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2024
U.S. corporate	$17,036	$18,415	$1,303	$291	$49	$29	$37,123
Foreign corporate	5,327	6,026	391	41	45	—	11,830
RMBS	7,254	15	16	—	1	1	7,287
U.S. government and agency	6,636	111	—	—	—	—	6,747
CMBS	5,985	344	17	6	4	—	6,356
ABS	5,776	498	19	11	8	—	6,312
State and political subdivision	3,390	51	—	—	—	—	3,441
Foreign government	572	346	41	—	—	—	959
Total fixed maturity securities	$51,976	$25,806	$1,787	$349	$107	$30	$80,055

December 31, 2023
U.S. corporate	$16,617	$17,260	$1,293	$476	$57	$52	$35,755
Foreign corporate	4,841	6,423	344	57	—	—	11,665
RMBS	7,390	18	12	1	9	—	7,430
U.S. government and agency	8,306	113	—	—	—	—	8,419
CMBS	6,039	344	24	—	3	—	6,410
ABS	5,746	621	17	12	10	—	6,406
State and political subdivision	3,808	57	1	—	8	—	3,874
Foreign government	606	400	26	—	—	—	1,032
Total fixed maturity securities	$53,353	$25,236	$1,717	$546	$87	$52	$80,991
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both December 31, 2024 and 2023. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	December 31, 2024		December 31, 2023
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,448	31.6%	$14,751	31.1%
Finance	13,279	27.1	12,957	27.3
Consumer	11,155	22.8	10,683	22.6
Utility	6,405	13.1	6,273	13.2
Communications	2,666	5.4	2,756	5.8
Total	$48,953	100.0%	$47,420	100.0%
Structured Securities
We held $20.0 billion and $20.2 billion of Structured Securities, at estimated fair value, at December 31, 2024 and 2023, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	December 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$3,906	53.6%	$(304)	$3,508	47.2%	$(273)
Pass-through securities	3,381	46.4	(525)	3,922	52.8	(491)
Total RMBS	$7,287	100.0%	$(829)	$7,430	100.0%	$(764)
Risk profile:
Agency	$5,752	78.9%	$(800)	$6,152	82.8%	$(724)
Prime	220	3.0	(19)	152	2.0	(16)
Alt-A	992	13.6	(11)	756	10.2	(23)
Sub-prime	323	4.5	1	370	5.0	(1)
Total RMBS	$7,287	100.0%	$(829)	$7,430	100.0%	$(764)
Ratings profile:
Rated Aaa	$892	12.2%		$554	7.5%
Designated NAIC 1	$7,254	99.5%		$7,390	99.5%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	December 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$81	$76	$89	$83
2012	2	1	2	1
2013	21	19	43	36
2014	143	125	283	256
2015	929	895	949	876
2016	460	442	461	425
2017	689	652	717	655
2018	1,612	1,524	1,633	1,521
2019	912	807	993	869
2020	501	425	538	442
2021	664	635	813	760
2022	419	411	451	436
2023	61	62	51	50
2024	282	282	—	—
Total	$6,776	$6,356	$7,023	$6,410
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 67.7% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2024. The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.5% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2023.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	December 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,258	51.6%	$14	$3,819	59.6%	$(9)
Automobile loans	670	10.6	2	487	7.6	(2)
Student loans	383	6.1	(12)	397	6.2	(22)
Consumer loans	354	5.6	(8)	346	5.4	(19)
Credit card loans	326	5.2	(2)	262	4.1	(6)
Other loans	1,321	20.9	(36)	1,095	17.1	(50)
Total	$6,312	100.0%	$(42)	$6,406	100.0%	$(108)
Ratings profile:
Rated Aaa	$3,764	59.6%		$3,548	55.4%
Designated NAIC 1	$5,776	91.5%		$5,746	89.7%
Allowance for Credit Losses for Fixed Maturity Securities
See Note 8 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities for an allowance for credit losses or write-offs due to uncollectibility.
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
See “— Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Securities Lending” and Note 8 of the Notes to the Consolidated Financial Statements for information regarding our securities lending program.
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	December 31, 2024				December 31, 2023
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,330	56.8%	$106	0.8%	$13,193	58.3%	$69	0.5%
Agricultural	4,591	19.6	30	0.7%	4,445	19.6	19	0.4%
Residential	5,543	23.6	42	0.8%	5,007	22.1	49	1.0%
Total	$23,464	100.0%	$178	0.8%	$22,645	100.0%	$137	0.6%

Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 98% at both December 31, 2024 and 2023. The remainder was collateralized by properties located outside of the U.S. At December 31, 2024, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2024 and 2023. At December 31, 2024, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 39% for California, 10% for Florida and 6% for New York.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,769	20.8%	$2,747	20.8%
Pacific	2,644	19.8	2,562	19.4
Middle Atlantic	2,075	15.6	2,153	16.3
West South Central	1,555	11.7	1,513	11.5
Mountain	1,114	8.4	1,182	9.0
East North Central	834	6.2	737	5.6
New England	726	5.4	735	5.6
International	391	2.9	409	3.1
East South Central	363	2.7	306	2.3
West North Central	358	2.7	347	2.6
Multi-region and Other	501	3.8	502	3.8
Total recorded investment	13,330	100.0%	13,193	100.0%
Less: allowance for credit losses	106		69
Carrying value, net of allowance for credit losses	$13,224		$13,124
Property type:
Apartment	$5,249	39.4%	$5,371	40.8%
Office	3,019	22.7	3,185	24.1
Industrial	2,498	18.7	2,092	15.9
Retail	1,681	12.6	1,747	13.2
Hotel	883	6.6	798	6.0
Total recorded investment	13,330	100.0%	13,193	100.0%
Less: allowance for credit losses	106		69
Carrying value, net of allowance for credit losses	$13,224		$13,124
Mortgage Loan Credit Quality — Monitoring Process. Our mortgage loan investments are monitored on an ongoing basis, including a review of loans that are current, past due, restructured and under foreclosure. Quarterly, we conduct a formal review of the portfolio with our investment managers. See Note 8 of the Notes to the Consolidated Financial Statements for information on mortgage loans by credit quality indicator, past due status, nonaccrual status and modified mortgage loans.

Our commercial mortgage loans are reviewed on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, loan-to-value ratios, debt-service coverage ratios and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher loan-to-value ratios and lower debt-service coverage ratios. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher loan-to-value ratios, including reviews on a geographic and sector basis. Our residential mortgage loans are reviewed on an ongoing basis. See Note 8 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related measurement of allowance for credit losses.
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 69% and 65% at December 31, 2024 and 2023, respectively, and our average debt-service coverage ratio was 2.3x at both December 31, 2024 and 2023. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 48% and 47% at December 31, 2024 and 2023, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 8 of the Notes to the Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the years ended December 31, 2024 and 2023.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	December 31, 2024	December 31, 2023
	(In millions)
Other limited partnerships	$4,100	$4,140
Real estate limited partnerships and LLCs (1)	727	806
Total	$4,827	$4,946
_______________
(1)The estimated fair value of real estate limited partnerships and LLCs was $836 million and $927 million at December 31, 2024 and 2023, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.

Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	December 31, 2024		December 31, 2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$4,135	78.8%	$3,714	84.2%
Company-owned life insurance	772	14.7	340	7.7
Federal Home Loan Bank stock	222	4.2	245	5.5
Leveraged leases, net of non-recourse debt	60	1.1	47	1.1
Tax credit and renewable energy partnerships	48	0.9	52	1.2
Other	13	0.3	11	0.3
Total	$5,250	100.0%	$4,409	100.0%
Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 9 of the Notes to the Consolidated Financial Statements for:
•a comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks;
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2024 and 2023; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the years ended December 31, 2024, 2023 and 2022.
See “Business — Segment Information — Annuities” and “— Risk Management Strategies” for more information about our use of derivatives by major hedging programs, as well as “— Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
Fair Value Hierarchy
See Note 10 of the Notes to the Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy, as well as a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs as discussed below.
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
Derivatives categorized as Level 3 at December 31, 2024 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.

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
Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	December 31, 2024		December 31, 2023
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$780	$19	$1,405	$27
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
Embedded Derivatives
See Note 10 of the Notes to the Consolidated Financial Statements for (i) information about embedded derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy and (ii) a rollforward of the fair value measurements for net embedded derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “— Summary of Critical Accounting Estimates — Derivatives” for additional information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “— Summary of Critical Accounting Estimates” and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for more details on policyholder liabilities.
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
Future Policy Benefits
We establish liabilities for future amounts payable under insurance policies. A discussion of future policy benefits by segment follows.
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
Annuities
Policyholder account balance liabilities are held for fixed deferred annuities, the fixed account portion of variable annuities and non-life contingent income annuities. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various interest rate derivative positions, as part of the Company’s interest rate hedging program, to partially mitigate the risks associated with such a scenario. A breakdown of account value subject to minimum guaranteed crediting rates can be found in Note 3 of the Notes to the Consolidated Financial Statements.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates.

Life
Life policyholder account balance liabilities are held for retained asset accounts, universal life policies and the fixed account of universal variable life insurance policies. Interest is credited to the policyholder’s account at interest rates we determine which are influenced by current market rates, subject to specified minimums. A sustained low interest rate environment could negatively impact earnings as a result of the minimum credited rate guarantees present in most of these policyholder account balances. We have various derivative positions to partially mitigate the risks associated with such a scenario. A breakdown of account value subject to minimum guaranteed crediting rates can be found in Note 3 of the Notes to Consolidated Financial Statements.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates.
Run-off
Policyholder account balance liabilities in Run-off are comprised of ULSG, certain company-owned life insurance policies and certain funding agreements. Interest crediting rates vary by type of contract and can be fixed or variable. We are exposed to interest rate risks, when guaranteeing payment of interest and return on principal at the contractual maturity date. We mitigate our risks by applying various ALM strategies. A breakdown of account value subject to minimum guaranteed crediting rates can be found in Note 3 of the Notes to the Consolidated Financial Statements.
As a result of acquisitions, we establish additional liabilities known as excess interest reserves for policies with credited rates in excess of market rates as of the applicable acquisition dates.
Corporate & Other
Policyholder account balance liabilities in Corporate & Other are primarily comprised of funding agreements related to our institutional spread margin business.
Market Risk Benefits
We issue certain variable annuity products with GMxBs that provide the policyholder a minimum return based on their initial deposit (i.e., the Benefit Base) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. Variable annuity guaranteed benefits are classified as MRBs and measured at fair value. Certain index-linked annuity products may also have GMxBs classified as MRBs. See Note 4 of the Notes to Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk — Market Risk - Fair Value Exposures — Interest Rates.”
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
We maintain a substantial short-term liquidity position, which was $5.2 billion and $3.8 billion at December 31, 2024 and 2023, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.

An integral part of our liquidity management includes managing our level of liquid assets, which was $48.1 billion and $45.2 billion at December 31, 2024 and 2023, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
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
In support of our target Combined RBC Ratio of 400% to 450% in normal market conditions, we expect to continue to maintain a capital and risk management strategy that targets total assets supporting our variable annuity and Shield Annuity contracts at or above the CTE98 level in normal market conditions. See “Glossary” for the definition of CTE. With our risk management focus on the core drivers of our Combined RBC Ratio, we believe we can better manage our RBC in stressed market scenarios.
On November 16, 2023, we authorized the repurchase of up to $750 million of our common stock, which was in addition to our prior $1.2 billion total repurchases authorized in 2021. Repurchases under the latest authorization, of which $543 million was remaining at December 31, 2024, may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.

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
Our financial strength ratings and long-term issuer credit ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)
Financial Strength Ratings:
Outlook	Stable	Negative	Stable	Stable
Brighthouse Life Insurance Company	A	A	A3	A+
New England Life Insurance Company	A	A	A3	A+
Brighthouse Life Insurance Company of NY	A	NR	NR	A+

Long-term Issuer Credit Ratings:
Outlook	Negative	Negative	Stable	Stable
Brighthouse Financial, Inc.	bbb+	BBB+	Baa3	BBB+
Brighthouse Holdings, LLC	bbb+	BBB+	Baa3	BBB+
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
NR = Not rated
Rating agencies may continue to review and adjust our ratings. For example, in November 2024, Fitch revised the outlooks on the financial strength rating and the long-term issuer credit rating for BHF and certain of its subsidiaries to negative from stable. In addition, in January 2025, A.M. Best revised the outlook on the long-term issuer credit rating for BHF and certain of its subsidiaries to negative from stable. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the impact of a potential ratings downgrade.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Sources:
Changes in policyholder account balances, net	$4,032	$4,242	$11,650
Changes in payables for collateral under securities loaned and other transactions, net	221	—	—
Financing element on certain derivative instruments and other derivative related transactions, net	—	90	—
Total sources	4,253	4,332	11,650
Uses:
Operating activities, net	290	137	1,228
Investing activities, net	2,194	3,196	8,276
Changes in payables for collateral under securities loaned and other transactions, net	—	890	1,709
Long-term debt repaid	2	2	3
Dividends on preferred stock	102	102	104
Treasury stock acquired in connection with share repurchases	250	250	488
Financing element on certain derivative instruments and other derivative related transactions, net	204	—	185
Other, net	17	19	16
Total uses	3,059	4,596	12,009
Net increase (decrease) in cash and cash equivalents	$1,194	$(264)	$(359)
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
Preferred Stock
See Note 12 of the Notes to the Consolidated Financial Statements for information on preferred stock issuances.
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs are reported in Corporate & Other. See “Obligations Under Funding Agreements” in Note 3 of the Notes to the Consolidated Financial Statements for additional information on funding agreements.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022	2024	2023	2022
	(In millions)
FABR Program	$500	$—	$500	$—	$—	$—	$—	$—
FABCP Program	2,962	3,442	15,801	8,046	12,682	16,281	6,701	12,433
FABN Program	2,550	2,100	1,150	—	550	700	1,350	—
FHLB Funding Agreements	4,300	4,350	2,150	2,350	6,275	2,200	1,900	3,275
Farmer Mac Funding Agreements	650	700	50	—	600	100	—	25
Total	$10,962	$10,592	$19,651	$10,396	$20,107	$19,281	$9,951	$15,733
Debt Issuances
See Note 11 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Credit and Committed Facilities
See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At December 31, 2024, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 12 of the Notes to the Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at December 31, 2024. In 2025, through February 21, 2025, BHF repurchased an additional 603,909 shares of its common stock through open market purchases, pursuant to a Rule 10b5-1 plan, for $33 million.
Preferred Stock Dividends
See Note 12 of the Notes to the Consolidated Financial Statements for information relating to dividends declared and paid on our preferred stock.

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
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 11 of the Notes to the Consolidated Financial Statements for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
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
At December 31, 2024, our insurance liabilities, excluding obligations under our institutional spread margin business, totaled $112.4 billion and the related future estimated cash payments totaled $202.1 billion, of which $13.1 billion is due in the next twelve months. These estimated cash payments are based on assumptions related to mortality, morbidity, policy lapses, withdrawals, surrender charges, annuitization, future interest credited and other assumptions comparable with our experience and expectations of future payment patterns, as well as other contingent events as appropriate for the respective product type. These amounts are undiscounted and, therefore, exceed the liabilities included on the consolidated balance sheet. Actual cash payments on insurance liabilities may differ significantly from future estimated cash payments due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the future cash payments. All future estimated cash payments are presented gross of any reinsurance recoverable. At December 31, 2024, obligations under our institutional spread margin business totaled $11.0 billion and the related future estimated cash payments, including interest, totaled $11.6 billion, of which $5.5 billion is due in the next twelve months.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2024, we did not pledge any cash collateral to counterparties. At December 31, 2023, we pledged $16 million of cash collateral to counterparties. At December 31, 2024 and 2023, we were obligated to return cash collateral pledged to us by counterparties of $812 million and $393 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.3 billion and $2.4 billion at December 31, 2024 and 2023, respectively.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.

Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion and $3.3 billion at December 31, 2024 and 2023, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both December 31, 2024 and 2023.
See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of our securities lending program.
Contingencies, Commitments and Guarantees
We establish liabilities for litigation, regulatory and other loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding contingencies.
We enter into commitments for the purpose of enhancing the total return on our investment portfolio consisting of commitments to fund partnership investments, bank credit facilities and private corporate bond investments, as well as commitments to lend funds under mortgage loan commitments. We anticipate these commitments could be invested any time over the next five years. See Notes 8 and 17 of the Notes to the Consolidated Financial Statements for additional information regarding commitments.
In the normal course of our business, we have provided certain indemnities, guarantees and commitments to third parties such that we may be required to make payments now or in the future. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding guarantees.
The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands or as a result of compliance with regulatory requirements. See “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends,” “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth,” as well as Note 12 of the Notes to the Consolidated Financial Statements.
Short-term Liquidity and Liquid Assets
At December 31, 2024 and 2023, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $912 million and $1.2 billion, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At December 31, 2024 and 2023, BHF and certain of its non-insurance subsidiaries had liquid assets of $1.1 billion and $1.3 billion, respectively, of which $1.1 billion and $1.2 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust. See Note 18 of the Notes to the Consolidated Financial Statements for a discussion of a capital contribution to BLIC made subsequent to December 31, 2024.

Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. See “Business — Regulation — Insurance Regulation” and Note 12 of the Notes to the Consolidated Financial Statements for information regarding our statutory accounting and reserves, as well as the calculation of RBC and the regulatory RBC requirements. At December 31, 2024, our insurance subsidiaries had a combined statutory TAC of approximately $5.4 billion, resulting in a Combined RBC Ratio of approximately 400%.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by the insurance laws and regulations of the states where they are domiciled. Any payment of dividends by Brighthouse Life Insurance Company in 2024 would be subject to Delaware DOI approval. See also Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required.
Normalized Statutory Earnings
Normalized statutory earnings (loss) is used by management to measure our insurance subsidiaries’ ability to pay future distributions and incorporates the effectiveness of our hedging program as well as other factors related to our business. Normalized statutory earnings (loss) is calculated as statutory pre-tax net gain (loss) from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses), (ii) the change in total asset requirement at CTE98, net of the change in our variable annuity reserves, which are calculated at CTE70, and (iii) unrealized gains (losses) associated with our variable annuities and Shield hedges, net of reinsurance, and other equity risk management strategies. Normalized statutory earnings (loss) may be further adjusted for certain unanticipated items that impact our results in order to help management and investors better understand, evaluate and forecast those results.
The following table presents the components of combined normalized statutory earnings for Brighthouse Life Insurance Company and NELICO:

	Years Ended December 31,
	2024	2023
	(In billions)
Statutory net gain (loss) from operations, pre-tax (1)	$(1.2)	$(2.0)
Add: net realized capital gains (losses)	0.5	(1.1)
Add: change in total asset requirement at CTE98, net of the change in variable annuity reserves (1)	(1.3)	2.5
Add: unrealized gains (losses) on variable annuity & Shield hedges, net of reinsurance, and other equity risk management strategies	(0.1)	1.2
Add: impact of actuarial items and other insurance adjustments (1)	0.8	(0.8)
Normalized statutory earnings (loss)	$(1.3)	$(0.2)
_______________
(1)As a result of variable annuity and Shield Annuity model refinements, actions to hedge Shield Annuity new business on a standalone basis and related actions to develop a separate hedging strategy for the variable annuity and first generation Shield Annuity blocks, CTE70 decreased approximately $700 million and the total asset requirement at CTE98 increased approximately $735 million for the year ended December 31, 2024. The approximately $735 million impact to CTE98 is reflected in ‘impact of actuarial items and other insurance adjustments’ to normalize the effect of these model refinements and actions.

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
Our significant market risk management practices include, but are not limited to, the following:
Managing Interest Rate Risk
We manage interest rate risk as part of our asset and liability management strategies, which include (i) maintaining an investment portfolio that has a weighted average duration approximately equal to the duration of our estimated liability cash flow profile, and (ii) maintaining hedging programs. For certain of our liability portfolios, it is not possible to invest assets to the full liability duration, thereby creating some asset/liability mismatch. Where a liability cash flow may exceed the maturity of available assets, as is the case with certain life insurance and annuity products, we may support such liabilities with equity investments, derivatives or other mismatch mitigation strategies. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate completely the interest rate or other mismatch risk of our fixed income investments relative to our interest rate sensitive liabilities. The level of interest rates also affects our liabilities for benefits under our annuity contracts. If interest rates continue to decline, we may need to increase our reserves for future benefits under our annuity contracts, which would adversely affect our financial condition and results of operations.

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
We also employ product design strategies to mitigate the effect of changes in equity markets such as prioritizing products that provide a risk offset and diversification to our variable annuity products.
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
Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2024. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular period may vary from the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•interest sensitive liabilities do not include a significant portion of our insurance contract liabilities. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest sensitive assets;
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2024
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$80,055	$(4,641)
Mortgage loans		$21,373	(861)
Policy loans		$2,104	(99)
Premiums, reinsurance and other receivables		$9,277	(107)
Reinsurance of market risk benefits		$17	(26)
Increase (decrease) in estimated fair value of assets			(5,734)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$31,563	175
Long-term debt		$2,787	208
Other liabilities		$1,338	(6)
Embedded derivatives on index-linked annuities (3)		$11,540	1
(Increase) decrease in estimated fair value of liabilities			378

Market risk benefits associated with variable annuities		$7,233	(2,188)

Derivative instruments with interest rate risk
Interest rate contracts	$125,236	$(2,448)	(1,372)
Foreign currency contracts	$4,894	$539	(32)
Equity contracts	$146,514	$777	133
Increase (decrease) in estimated fair value of derivative instruments			(1,271)
Net change			$(4,439)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Excludes $35.4 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2024. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in Policyholder account balances.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates decreased by $390 million, or 8% to $4.4 billion at December 31, 2024 from $4.8 billion at December 31, 2023, primarily as a result of a decrease in the estimated fair value of our fixed maturity securities due to higher interest rates, in line with management expectation.
Sensitivity to a 10% decrease in equity prices increased by $233 million, or 262% to $322 million at December 31, 2024 from $89 million at December 31, 2023, primarily as a result of increase sales of index-linked annuities.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Certain Assumptions Used in the Valuation of Liability for Future Policy Benefits – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company has obligations under insurance contracts to pay benefits over an extended period of time. The Company establishes a liability for future policy benefits (“LFPB”) for nonparticipating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees.

Management regularly reviews its cash flow assumptions supporting the estimates of these actuarial liabilities and, if such assumptions change significantly, the associated liability is adjusted. The measurement of LFPBs can be significantly impacted by changes in economic assumptions related to market interest rates and the general account rate of return and changes in assumptions for policyholder behavior including premium persistency, mortality, lapses and withdrawals.

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

Certain Assumptions Used in the Valuation of Market Risk Benefits – Refer to Notes 1, 4, and 10 to the financial statements
Critical Audit Matter Description
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
February 28, 2025

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023

(In millions, except share and per share data)

	2024	2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,603 and $87,131, respectively; allowance for credit losses of $81 and $21, respectively)	$80,055	$80,991
Equity securities, at estimated fair value	77	102
Mortgage loans (net of allowance for credit losses of $178 and $137, respectively)	23,286	22,508
Policy loans	2,024	1,331
Limited partnerships and limited liability companies	4,827	4,946
Short-term investments, principally at estimated fair value	1,868	1,169
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $13, respectively)	5,250	4,409
Total investments	117,387	115,456
Cash and cash equivalents	5,045	3,851
Accrued investment income	1,277	1,183
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	21,126	19,761
Deferred policy acquisition costs and value of business acquired	4,710	4,872
Current income tax recoverable	19	27
Deferred income tax asset	1,875	1,893
Market risk benefit assets	1,092	656
Other assets	370	370
Separate account assets	85,636	88,271
Total assets	$238,537	$236,340
Liabilities and Equity
Liabilities
Future policy benefits	$31,475	$32,569
Policyholder account balances	87,989	81,068
Market risk benefit liabilities	8,329	10,323
Other policy-related balances	3,878	3,836
Payables for collateral under securities loaned and other transactions	3,891	3,670
Long-term debt	3,155	3,156
Other liabilities	9,160	8,439
Separate account liabilities	85,636	88,271
Total liabilities	233,513	231,332
Contingencies, Commitments and Guarantees (Note 17)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 123,480,326 and 122,818,568 shares issued, respectively; 58,629,049 and 63,503,355 shares outstanding, respectively	1	1
Additional paid-in capital	13,927	14,004
Retained earnings (deficit)	(1,119)	(1,507)
Treasury stock, at cost; 64,851,277 and 59,315,213 shares, respectively	(2,572)	(2,309)
Accumulated other comprehensive income (loss)	(5,278)	(5,246)
Total Brighthouse Financial, Inc.’s stockholders’ equity	4,959	4,943
Noncontrolling interests	65	65
Total equity	5,024	5,008
Total liabilities and equity	$238,537	$236,340
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022

(In millions, except per share data)

	2024	2023	2022
Revenues
Premiums	$770	$828	$662
Universal life and investment-type product policy fees	2,116	2,295	2,435
Net investment income	5,222	4,664	4,138
Other revenues	579	483	478
Net investment gains (losses)	(295)	(246)	(248)
Net derivative gains (losses)	(3,668)	(3,907)	(592)
Total revenues	4,724	4,117	6,873
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($978), ($234), $137, respectively)	2,294	2,676	2,193
Interest credited to policyholder account balances	2,136	1,825	1,338
Amortization of deferred policy acquisition costs and value of business acquired	599	620	629
Change in market risk benefits	(2,673)	(1,507)	(4,104)
Other expenses	1,946	1,977	2,085
Total expenses	4,302	5,591	2,141
Income (loss) before provision for income tax	422	(1,474)	4,732
Provision for income tax expense (benefit)	29	(367)	848
Net income (loss)	393	(1,107)	3,884
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	388	(1,112)	3,879
Less: Preferred stock dividends	102	102	104
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$286	$(1,214)	$3,775

Earnings per common share
Basic	$4.67	$(18.39)	$51.73
Diluted	$4.64	$(18.39)	$51.30
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2024, 2023 and 2022

(In millions)

	2024	2023	2022
Net income (loss)	$393	$(1,107)	$3,884
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(1,037)	2,375	(14,503)
Unrealized gains (losses) on derivatives	118	(287)	309
Changes in instrument-specific credit risk on market risk benefits	352	(636)	2,344
Changes in discount rates on the liability for future policy benefits	543	(380)	4,075
Foreign currency translation adjustments	(19)	18	(22)
Defined benefit plans adjustment	3	(2)	8
Other comprehensive income (loss), before income tax	(40)	1,088	(7,789)
Income tax (expense) benefit related to items of other comprehensive income (loss)	8	(228)	1,636
Other comprehensive income (loss), net of income tax	(32)	860	(6,153)
Comprehensive income (loss)	361	(247)	(2,269)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$356	$(252)	$(2,274)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$1	$14,154	$(4,274)	$(1,543)	$47	$8,385	$65	$8,450
Treasury stock acquired in connection with share repurchases					(488)		(488)		(488)
Share-based compensation		—	25		(11)		14		14
Dividends on preferred stock			(104)				(104)		(104)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				3,879			3,879	5	3,884
Other comprehensive income (loss), net of income tax						(6,153)	(6,153)		(6,153)
Balance at December 31, 2022	—	1	14,075	(395)	(2,042)	(6,106)	5,533	65	5,598
Treasury stock acquired in connection with share repurchases					(250)		(250)		(250)
Share-based compensation		—	31		(17)		14		14
Dividends on preferred stock			(102)				(102)		(102)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(1,112)			(1,112)	5	(1,107)
Other comprehensive income (loss), net of income tax						860	860		860
Balance at December 31, 2023	—	1	14,004	(1,507)	(2,309)	(5,246)	4,943	65	5,008
Treasury stock acquired in connection with share repurchases					(250)		(250)		(250)
Share-based compensation		—	25		(13)		12		12
Dividends on preferred stock			(102)				(102)		(102)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				388			388	5	393
Other comprehensive income (loss), net of income tax						(32)	(32)		(32)
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$393	$(1,107)	$3,884
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(330)	(282)	(233)
(Gains) losses on investments, net	264	232	248
(Gains) losses on derivatives, net	1,436	2,620	169
(Income) loss from equity method investments, net of dividends and distributions	41	83	110
Interest credited to policyholder account balances	2,136	1,825	1,338
Universal life and investment-type product policy fees	(2,116)	(2,295)	(2,435)
Change in market risk benefits, net	(2,073)	(875)	(3,335)
Change in accrued investment income	(113)	(215)	(113)
Change in premiums, reinsurance and other receivables	(1,451)	(1,280)	(1,374)
Change in deferred policy acquisition costs and value of business acquired, net	162	211	205
Change in income tax	30	(371)	796
Change in other assets	1,180	1,132	1,264
Change in future policy benefits and other policy-related balances	(281)	51	(1,960)
Change in other liabilities	402	95	176
Other, net	30	39	32
Net cash provided by (used in) operating activities	(290)	(137)	(1,228)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	11,721	6,028	10,728
Equity securities	46	33	53
Mortgage loans	1,523	1,232	2,079
Limited partnerships and limited liability companies	337	205	252
Purchases of:
Fixed maturity securities	(11,998)	(8,866)	(15,799)
Equity securities	(7)	(14)	(37)
Mortgage loans	(2,377)	(813)	(5,321)
Limited partnerships and limited liability companies	(299)	(453)	(814)
Cash received in connection with freestanding derivatives	12,468	5,079	4,480
Cash paid in connection with freestanding derivatives	(11,865)	(5,428)	(4,275)
Net change in policy loans	(692)	(49)	(18)
Net change in short-term investments	(675)	(38)	772
Net change in other invested assets	(372)	(112)	(376)
Other, net	(4)	—	—
Net cash provided by (used in) investing activities	$(2,194)	$(3,196)	$(8,276)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from financing activities
Policyholder account balances:
Deposits	$30,410	$21,989	$31,693
Withdrawals	(26,378)	(17,747)	(20,043)
Net change in payables for collateral under securities loaned and other transactions	221	(890)	(1,709)
Long-term debt repaid	(2)	(2)	(3)
Dividends on preferred stock	(102)	(102)	(104)
Treasury stock acquired in connection with share repurchases	(250)	(250)	(488)
Financing element on certain derivative instruments and other derivative related transactions, net	(204)	90	(185)
Other, net	(17)	(19)	(16)
Net cash provided by (used in) financing activities	3,678	3,069	9,145
Change in cash, cash equivalents and restricted cash	1,194	(264)	(359)
Cash, cash equivalents and restricted cash, beginning of year	3,851	4,115	4,474
Cash, cash equivalents and restricted cash, end of year	$5,045	$3,851	$4,115
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$151	$151	$152
Income tax	$13	$7	$44
Non-cash transactions:
Transfer of mortgage loans to affiliates	$—	$—	$95
Transfer of limited partnerships and limited liability companies from affiliates	$—	$—	$99
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Brighthouse Financial, Inc. (“BHF” and, together with its subsidiaries, “Brighthouse Financial” or the “Company”) is a holding company formed in 2016 to own the legal entities that historically operated a substantial portion of MetLife, Inc.’s (together with its subsidiaries and affiliates, “MetLife”) former retail segment until becoming a separate, publicly-traded company in August 2017. Brighthouse Financial is one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other.
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
The most significant cash flow assumptions used in the establishment of LFPBs are mortality, policy lapses and market interest rates. See Note 3 for more information on the effect of changes in assumptions on the measurement of LFPBs.
The Company also establishes an LFPB for participating term and whole life insurance using a net premium ratio and the Company’s current assumptions of future cash flows. Assumptions are determined at issuance of the policy and are not updated unless a premium deficiency exists. A premium deficiency exists when the LFPB plus the present value of expected future gross premiums are less than expected future benefits and expenses (based on current assumptions). When a premium deficiency exists, the Company will reduce any deferred acquisition costs and may also establish an additional liability to eliminate the deficiency. See Note 3 for more information on assumptions used in establishing LFPBs related to participating term and whole life insurance.
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
The most significant assumptions used in estimating liabilities for secondary guarantees are the general account rate of return, mortality, premium persistency, lapses and withdrawals. See Note 3 for more information on the effect of changes in assumptions on the measurement of liabilities for secondary guarantees.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Market Risk Benefits on Annuity Guarantees
MRBs are contracts or contract features that provide protection to the policyholder from capital markets risks by transferring such risks to the Company. MRBs are required to be separated from the deferred annuity host contract and measured at fair value. The Company establishes MRB assets and liabilities for guaranteed minimum benefits on variable annuity contracts including guaranteed minimum death benefits, guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). MRB assets are also established for reinsured benefits related to these guarantees. Certain index-linked annuity products may also have guaranteed minimum benefits classified as MRBs.
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
See Note 4 for more information on the effect of changes in inputs and assumptions on the measurement of MRBs and Note 10 for more information on the determination of fair value of MRBs.
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
For more information on the determination of estimated fair value of embedded derivatives, see Note 10.
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
The Company regularly evaluates fixed maturity securities for declines in fair value to determine if a credit loss exists. This evaluation is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value including, but not limited to, an analysis of the gross unrealized losses by severity and financial condition of the issuer.
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
For the years ended December 31, 2024, 2023 and 2022, cash proceeds from sales, maturities and repayments of short-term investments were $3.3 billion, $4.2 billion and $4.9 billion, respectively. For the years ended December 31, 2024, 2023 and 2022, cash payments on purchases of short-term investments were $4.0 billion, $4.2 billion and $4.1 billion, respectively.
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
Litigation and Other Loss Contingencies
The Company is a party to or involved in a number of legal disputes, including litigation matters, as well as disputes or other matters involving third parties (e.g., vendors, reinsurers or tax or other authorities), and are subject in the ordinary course to a number of regulatory examinations and investigations. The Company reviews relevant information with respect to litigation and other loss contingencies related to these matters and establishes liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Legal costs are recognized as incurred.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2024.
In November 2023, the FASB issued new guidance on Segment Reporting Disclosures (ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”)). This ASU updates reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. This ASU does not change how a company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The Company adopted this guidance during fiscal year 2024 on a retrospective basis.
Future Adoption of New Accounting Pronouncements
In November 2024, the FASB issued new guidance on income statement expense disclosures (ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses). This ASU requires public companies to disclose additional disaggregated information about expenses in the notes to financial statements at each interim and annual reporting period. This ASU is effective for fiscal years starting January 1, 2027, and for interim periods starting January 1, 2028. This ASU is required to be adopted prospectively with the option of retrospective application. The Company is currently evaluating the impact of this guidance on its financial statements.
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
2. Segment Information
The Company is organized and provides its products and services through the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. The Company’s chief operating decision maker (“CODM”) views and manages the business through these segments.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Corporate & Other
The Corporate & Other segment consists of activities related to funding agreements associated with the Company’s institutional spread margin business, excess capital not allocated to the other segments, interest expense related to the Company’s outstanding debt, and preferred stock dividends, as well as expenses associated with certain legal proceedings and income tax audit issues. Corporate & Other also includes long-term care business reinsured through 100% quota share reinsurance agreements.
In connection with the adoption of ASU 2023-07, the Company’s presentation of segment information has been updated for all periods.
Financial Measure and Segment Accounting Policies
The Company’s CODM is its Chief Executive Officer (“CEO”). The CEO uses adjusted earnings to evaluate segment performance and facilitate comparisons to industry results. The Company believes the presentation of adjusted earnings, as the Company measures it for management purposes, enhances the understanding of its performance by the investor community by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends.
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses); and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital (“RBC”). Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in Corporate & Other. Segment net investment income reflects the performance of each segment’s respective invested assets.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
The tables below provide information about the Company’s segments, including significant segment expenses, and reconciliations to Net income (loss) available to common shareholders.

	Year Ended December 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,932	$1,113	$996	$683	$4,724
Less: Revenues excluded from adjusted earnings (1)	(3,350)	(22)	(599)	(23)
Less: Segment expenses:
Policyholder benefits and claims	479	710	1,105	—
Interest credited to policyholder account balances, excluding market value adjustments	1,351	105	243	450
Amortization of DAC and VOBA	505	94	—	—
Interest expense on debt	—	—	—	152
Other expenses (2)	1,399	188	166	41
Less: Provision for income tax expense (benefit)	297	5	16	(14)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5
Less: Preferred stock dividends	—	—	—	102
Adjusted earnings (loss)	$1,251	$33	$65	$(30)	1,319

Adjustments for:
Net investment gains (losses)					(295)
Net derivative gains (losses), excluding investment hedge adjustments of $31					(3,699)
Change in market risk benefits					2,673
Market value adjustments					13
Provision for income tax (expense) benefit					275
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$286

Interest revenue	$2,859	$466	$1,234	$694

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2023
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$944	$1,199	$1,405	$569	$4,117
Less: Revenues excluded from adjusted earnings (1)	(3,934)	(30)	(238)	(56)
Less: Segment expenses:
Policyholder benefits and claims	480	894	1,302	—
Interest credited to policyholder account balances, excluding market value adjustments	1,054	97	274	388
Amortization of DAC and VOBA	516	104	—	—
Interest expense on debt	—	—	—	153
Other expenses (2)	1,391	203	167	63
Less: Provision for income tax expense (benefit)	268	(16)	(23)	(16)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5
Less: Preferred stock dividends	—	—	—	102
Adjusted earnings (loss)	$1,169	$(53)	$(77)	$(70)	969

Adjustments for:
Net investment gains (losses)					(246)
Net derivative gains (losses), excluding investment hedge adjustments of $105					(4,012)
Change in market risk benefits					1,507
Market value adjustments					(12)
Provision for income tax (expense) benefit					580
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(1,214)

Interest revenue	$2,568	$437	$1,141	$623

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)

	Year Ended December 31, 2022
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$5,492	$1,182	$(196)	$395	$6,873
Less: Revenues excluded from adjusted earnings (1)	966	(31)	(1,901)	55
Less: Segment expenses:
Policyholder benefits and claims	380	800	1,013	—
Interest credited to policyholder account balances, excluding market value adjustments	897	75	290	163
Amortization of DAC and VOBA	515	114	—	—
Interest expense on debt	—	—	—	153
Other expenses (2)	1,417	130	293	92
Less: Provision for income tax expense (benefit)	247	16	22	(126)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5
Less: Preferred stock dividends	—	—	—	104
Adjusted earnings (loss)	$1,070	$78	$87	$(51)	1,184

Adjustments for:
Net investment gains (losses)					(248)
Net derivative gains (losses), excluding investment hedge adjustments of $71					(663)
Change in market risk benefits					4,104
Market value adjustments					87
Provision for income tax (expense) benefit					(689)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$3,775

Interest revenue	$2,261	$442	$1,166	$340
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses) and net derivative gains (losses), excluding investment hedge adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total assets by segment were as follows at:

	December 31,
	2024	2023
	(In millions)
Annuities	$163,830	$160,775
Life	26,261	25,504
Run-off	24,873	26,828
Corporate & Other	23,573	23,233
Total	$238,537	$236,340
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Annuity products	$2,426	$2,319	$2,268
Life insurance products	1,018	1,280	1,298
Other products	21	7	9
Total	$3,465	$3,606	$3,575
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2024, 2023 and 2022.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2024			2023			2022
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$2,974	$—	$—	$2,871	$—	$—	$3,325	$—	$—
Beginning balance at original discount rate	3,234	—	—	3,212	—	—	3,051	—	—
Effect of model refinements	4	—	—	—	—	—	122	—	—
Effect of changes in cash flow assumptions	128	—	—	215	—	—	137	—	—
Effect of actual variances from expected experience	7	—	—	(14)	—	—	119	—	—
Adjusted beginning of year balance	3,373	—	—	3,413	—	—	3,429	—	—
Issuances	67	—	—	93	—	—	93	—	—
Interest accrual	113	—	—	112	—	—	116	—	—
Net premiums collected	(392)	—	—	(384)	—	—	(426)	—	—
Ending balance at original discount rate	3,161	—	—	3,234	—	—	3,212	—	—
Effect of changes in discount rate assumptions	(353)	—	—	(260)	—	—	(341)	—	—
Balance, end of year	$2,808	$—	$—	$2,974	$—	$—	$2,871	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793	$6,426	$4,333	$10,171
Beginning balance at original discount rate	6,023	4,031	7,085	5,922	3,897	7,410	5,820	3,865	8,165
Effect of model refinements	10	—	—	—	—	—	135	—	(278)
Effect of changes in cash flow assumptions	208	(23)	82	309	—	—	157	56	(157)
Effect of actual variances from expected experience	(9)	—	(10)	(15)	(34)	(47)	155	(22)	(23)
Adjusted beginning of year balance	6,232	4,008	7,157	6,216	3,863	7,363	6,267	3,899	7,707
Issuances	72	403	—	99	374	—	101	224	—
Interest accrual	219	150	305	217	140	314	222	146	327
Benefit payments	(534)	(400)	(586)	(509)	(346)	(592)	(668)	(372)	(624)
Ending balance at original discount rate	5,989	4,161	6,876	6,023	4,031	7,085	5,922	3,897	7,410
Effect of changes in discount rate assumptions	(664)	(398)	(758)	(516)	(277)	(388)	(643)	(385)	(617)
Balance, end of year	$5,325	$3,763	$6,118	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793
Net liability for future policy benefits, end of year	$2,517	$3,763	$6,118	$2,533	$3,754	$6,697	$2,408	$3,512	$6,793
Less: Reinsurance recoverable, end of year	29	31	59	42	31	65	45	24	68
Net liability for future policy benefits, after reinsurance recoverable	$2,488	$3,732	$6,059	$2,491	$3,723	$6,632	$2,363	$3,488	$6,725
Weighted-average duration of liability	7.6 years	7.9 years	11.6 years	8.7 years	8.2 years	11.6 years	8.4 years	8.5 years	11.6 years
Weighted-average interest accretion rate	3.94%	4.03%	4.46%	3.94%	3.97%	4.46%	3.97%	3.87%	4.45%
Current discount rate	5.42%	5.47%	5.64%	4.94%	4.95%	5.03%	5.26%	5.27%	5.32%
Gross premiums or assessments recognized during period	$575	$499	$—	$611	$488	$—	$639	$257	$—
Expected future gross premiums, undiscounted	$5,909	$—	$—	$6,172	$—	$—	$6,734	$—	$—
Expected future gross premiums, discounted	$4,352	$—	$—	$4,642	$—	$—	$4,991	$—	$—
Expected future benefit payments, undiscounted	$8,164	$5,863	$13,336	$8,332	$5,710	$13,767	$8,184	$5,520	$14,418
Expected future benefit payments, discounted	$5,989	$4,161	$6,876	$6,023	$4,031	$7,085	$5,922	$3,897	$7,410

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
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
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance, beginning of year	$7,607	$6,935	$7,168
Beginning balance before the effect of unrealized gains and losses	7,784	7,175	6,731
Effect of changes in cash flow assumptions	895	52	(37)
Effect of actual variances from expected experience	167	145	179
Adjusted beginning of year balance	8,846	7,372	6,873
Interest accrual	406	357	333
Net assessments collected	446	414	416
Benefit payments	(421)	(359)	(447)
Ending balance before the effect of unrealized gains and losses	9,277	7,784	7,175
Effect of unrealized gains and losses	(291)	(177)	(240)
Balance, end of year	8,986	7,607	6,935
Less: Reinsurance recoverable, end of year	1,535	1,438	1,384
Net additional liability, after reinsurance recoverable	$7,451	$6,169	$5,551
Weighted-average duration of liability	6.6 years	6.7 years	6.7 years
Weighted-average interest accretion rate	4.94%	4.92%	4.90%
Gross assessments recognized during period	$1,083	$1,064	$1,070
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2024 and 2023 AARs, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2024, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,384	$20,591
Long-term care insurance (1)	5,190	5,581
ULSG liabilities, including liability for profits followed by losses	875	2,427
Participating whole life insurance (2)	3,217	3,102
Deferred profit liabilities	431	479
Other	378	389
Total liability for future policy benefits	$31,475	$32,569
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Notes 2 and 7.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2024 and 2023, and 39% and 40% of gross traditional life insurance premiums for the years ended December 31, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Year Ended December 31, 2024
Balance, beginning of year	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	248	73	8,228	1,127	645	—
Surrenders and withdrawals	(95)	(670)	(5,532)	(1,356)	(23)	—
Benefit payments	(41)	(98)	(324)	(345)	(70)	(9)
Net transfers from (to) separate account	51	127	—	—	—	500
Interest credited	92	114	673	567	163	29
Policy charges	(215)	(20)	(23)	—	(988)	(7)
Changes related to embedded derivatives	—	—	3,956	—	—	—
Balance, end of year	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Weighted-average crediting rate (2)	3.58%	2.81%	1.79%	3.84%	3.32%	3.63%
Year Ended December 31, 2023
Balance, beginning of year	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	230	76	7,183	2,694	660	—
Surrenders and withdrawals	(163)	(693)	(3,732)	(2,405)	(23)	—
Benefit payments	(67)	(111)	(240)	(377)	(85)	(8)
Net transfers from (to) separate account	46	18	—	—	—	1
Interest credited	66	133	445	486	208	28
Policy charges	(220)	(24)	(11)	—	(1,015)	(9)
Changes related to embedded derivatives	—	—	4,085	—	—	—
Balance, end of year	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Weighted-average crediting rate (2)	2.56%	2.90%	1.47%	3.31%	4.02%	4.33%
Year Ended December 31, 2022
Balance, beginning of year	$2,694	$4,743	$32,000	$11,849	$5,569	$646
Premiums and deposits	219	146	6,632	3,676	697	—
Surrenders and withdrawals	(88)	(495)	(2,220)	(904)	(32)	—
Benefit payments	(65)	(113)	(180)	(345)	(84)	(8)
Net transfers from (to) separate account	47	151	—	—	—	(13)
Interest credited	76	501	392	(2)	197	23
Policy charges	(225)	(25)	(8)	—	(1,040)	(7)
Changes related to embedded derivatives	—	—	(2,719)	—	—	—
Balance, end of year	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Weighted-average crediting rate (2)	2.84%	10.47%	1.16%	(0.02)%	3.62%	3.41%
_______________
(1)Includes liabilities related to separate account products where the contract holder elected a general account investment option.
(2)Excludes the effects of embedded derivatives related to index-linked crediting rates.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$75,638	$68,861
Funding agreements classified as investment contracts	11,002	11,115
Institutional group annuities	370	—
Other investment contract liabilities	979	1,092
Total policyholder account balances	$87,989	$81,068

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
December 31, 2024
Annuities (1):
Less than 2.00%	$562	$126	$240	$8,769	$9,697
2.00% to 3.99%	7,160	462	492	385	8,499
Greater than 3.99%	783	—	—	—	783
Total	$8,505	$588	$732	$9,154	$18,979
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$317	$317
2.00% to 3.99%	—	522	48	131	701
Greater than 3.99%	1,530	—	—	—	1,530
Total	$1,530	$522	$48	$448	$2,548
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
December 31, 2023
Annuities (1):
Less than 2.00%	$697	$223	$310	$7,652	$8,882
2.00% to 3.99%	8,827	242	225	356	9,650
Greater than 3.99%	874	—	—	—	874
Total	$10,398	$465	$535	$8,008	$19,406
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$236	$236
2.00% to 3.99%	—	492	49	136	677
Greater than 3.99%	1,595	—	—	—	1,595
Total	$1,595	$492	$49	$372	$2,508
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,135	1,485	1,663	254	4,537
Greater than 3.99%	506	—	—	—	506
Total	$1,641	$1,485	$1,663	$254	$5,043
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $5.5 billion at both December 31, 2024 and 2023.
Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program in January 2024. Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special purpose entity to purchase funding agreements from Brighthouse Life Insurance Company. The Company had obligations under this program of $500 million at December 31, 2024.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). Funding agreements are issued to FHLB and Farmer Mac in exchange for cash, for which these programs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, the program recovery on the collateral is limited to the amount of the Company’s liabilities to FHLB and Farmer Mac, respectively. The Company had obligations outstanding under these programs of $5.0 billion and $5.1 billion at December 31, 2024 and 2023, respectively.
See Note 8 for information on invested assets pledged as collateral in connection with funding agreements.
Inactive Funding Agreement Programs
Brighthouse Life Insurance Company had obligations outstanding under inactive funding agreement programs of $25 million and $525 million at December 31, 2024 and 2023, respectively.
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance, beginning of year	$9,701	$9,974	$15,698
Balance, beginning of year, before effect of changes in nonperformance risk	7,326	8,230	11,611
Decrements	(178)	(176)	16
Effect of changes in future expected assumptions	(53)	259	210
Effect of actual different from expected experience	140	187	(48)
Effect of changes in interest rates	(1,940)	(428)	(8,394)
Effect of changes in fund returns	(973)	(2,203)	3,807
Issuances	(4)	(7)	(47)
Effect of changes in risk margin	(72)	(34)	(152)
Aging of the block and other	973	1,498	1,227
Balance, end of year, before effect of changes in nonperformance risk	5,219	7,326	8,230
Effect of changes in nonperformance risk	2,014	2,375	1,744
Balance, end of year	7,233	9,701	9,974
Less: Reinsurance recoverable, end of year	17	43	71
Balance, end of year, net of reinsurance (1)	$7,216	$9,658	$9,903
Weighted-average attained age of contract holder	73.8 years	72.9 years	71.8 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at December 31, 2024, 2023 and 2022, with the exception of $21 million, $9 million and $3 million, respectively, of index-linked annuities not included in this table.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
4. Market Risk Benefits (continued)
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
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Years Ended December 31,
	2024			2023			2022
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of year	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932	$105,023	$6,862	$2,384
Premiums and deposits	834	152	—	766	162	—	1,207	175	—
Surrenders and withdrawals	(8,291)	(217)	(29)	(6,346)	(180)	(19)	(6,256)	(159)	(18)
Benefit payments	(1,555)	(69)	(22)	(1,434)	(68)	(28)	(1,337)	(67)	(33)
Investment performance	8,494	897	254	11,549	1,041	328	(18,583)	(1,342)	(358)
Policy charges	(2,168)	(214)	(53)	(2,160)	(206)	(49)	(2,292)	(203)	(61)
Net transfers from (to) general account	(127)	(51)	(500)	(18)	(46)	(1)	(151)	(47)	13
Other	(26)	—	(4)	(20)	—	(1)	42	(1)	5
Balance, end of year	$77,151	$6,419	$1,808	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$85,378	$88,073
Variable income annuities	235	179
Pension risk transfer annuities	23	19
Total separate account liabilities	$85,636	$88,271
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	December 31,
	2024	2023
	(In millions)
Equity securities	$85,423	$87,999
Fixed maturity securities	207	258
Cash and cash equivalents	2	7
Other assets	4	7
Total aggregate estimated fair value of assets	$85,636	$88,271

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
December 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Separate account liabilities	6,419	77,151	—	—	—	1,808
Total account balances	$9,009	$80,984	$48,605	$14,665	$4,779	$2,974
Net amount at risk	$33,227	$12,817	N/A	N/A	$63,580	$2,657
Cash surrender value	$8,425	$80,592	$47,013	$14,361	$4,316	$2,142
December 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Separate account liabilities	5,921	79,990	—	—	—	2,162
Total account balances	$8,471	$84,297	$41,627	$14,672	$5,052	$2,815
Net amount at risk	$35,583	$13,240	N/A	N/A	$65,299	$2,659
Cash surrender value	$7,881	$83,852	$39,270	$14,068	$4,498	$2,593
December 31, 2022
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Separate account liabilities	5,218	77,653	—	—	—	1,932
Total account balances	$7,876	$82,561	$33,897	$14,274	$5,307	$2,573
Net amount at risk	$38,146	$16,504	N/A	N/A	$66,926	$3,382
Cash surrender value	$7,225	$82,125	$31,293	$13,723	$4,671	$2,357
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
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Balance at January 1, 2022	$2,718	$89	$1,081	$462	$431
Capitalization	55	30	330	(1)	11
Amortization	(265)	(12)	(198)	(56)	(50)
Balance at December 31, 2022	2,508	107	1,213	405	392
Capitalization	36	14	343	2	13
Amortization	(243)	(11)	(225)	(53)	(45)
Balance at December 31, 2023	2,301	110	1,331	354	360
Capitalization	39	8	373	4	13
Amortization	(224)	(3)	(242)	(48)	(41)
Balance at December 31, 2024	$2,116	$115	$1,462	$310	$332
VOBA:
Balance at January 1, 2022	$377	$70	$—	$6	$54
Amortization	(36)	(5)	—	(1)	(6)
Balance at December 31, 2022	341	65	—	5	48
Amortization	(32)	(5)	—	(1)	(5)
Balance at December 31, 2023	309	60	—	4	43
Amortization	(30)	(5)	—	(1)	(5)
Balance at December 31, 2024	$279	$55	$—	$3	$38
Total DAC and VOBA:
Balance at December 31, 2024	$2,395	$170	$1,462	$313	$370
Balance at December 31, 2023	$2,610	$170	$1,331	$358	$403
Balance at December 31, 2022	$2,849	$172	$1,213	$410	$440

Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	December 31,
	2024		2023		2022
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of year	$220	$8	$245	$9	$272	$10
Capitalization	1	—	1	—	1	—
Amortization	(23)	(2)	(26)	(1)	(28)	(1)
Balance, end of year	$198	$6	$220	$8	$245	$9

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	December 31,
	2024			2023			2022
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of year	$356	$612	$67	$357	$488	$74	$358	$344	$80
Capitalization	37	166	—	38	174	—	39	181	2
Amortization	(36)	(63)	(7)	(39)	(50)	(7)	(40)	(37)	(8)
Balance, end of year	$357	$715	$60	$356	$612	$67	$357	$488	$74
7. Reinsurance
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
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in Note 8.
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2024, the Company had $5.4 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2024 and 2023 were not significant. The Company had $6.2 billion and $6.1 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2024 and 2023, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $3 million on its reinsurance recoverable balances at both December 31, 2024 and 2023.
At December 31, 2024, the Company had $19.8 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $17.0 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.4 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2023, the Company had $18.9 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.8 billion, or 89%, were with the Company’s five largest ceded reinsurers, including $4.3 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Premiums
Direct premiums	$1,395	$1,499	$1,359
Reinsurance assumed	12	14	6
Reinsurance ceded	(637)	(685)	(703)
Net premiums	$770	$828	$662
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,976	$2,941	$3,107
Reinsurance assumed	53	49	45
Reinsurance ceded	(913)	(695)	(717)
Net universal life and investment-type product policy fees	$2,116	$2,295	$2,435
Other revenues
Direct other revenues	$286	$269	$292
Reinsurance assumed	7	2	2
Reinsurance ceded	286	212	184
Net other revenues	$579	$483	$478
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,959	$3,946	$3,863
Reinsurance assumed	80	84	112
Reinsurance ceded	(1,745)	(1,354)	(1,782)
Net policyholder benefits and claims	$2,294	$2,676	$2,193
Change in market risk benefits
Direct change in market risk benefits	$(2,713)	$(1,537)	$(4,154)
Reinsurance assumed	7	(1)	(1)
Reinsurance ceded	33	31	51
Net change in market risk benefits	$(2,673)	$(1,507)	$(4,104)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2024				2023
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$507	$3	$20,616	$21,126	$463	$4	$19,294	$19,761
Market risk benefit assets	$1,075	$—	$17	$1,092	$613	$—	$43	$656
Liabilities
Future policy benefits	$31,366	$109	$—	$31,475	$32,456	$113	$—	$32,569
Policyholder account balances	$83,846	$4,143	$—	$87,989	$76,768	$4,300	$—	$81,068
Market risk benefit liabilities	$8,313	$16	$—	$8,329	$10,318	$5	$—	$10,323
Other policy-related balances	$2,324	$1,554	$—	$3,878	$2,253	$1,583	$—	$3,836
Other liabilities	$7,422	$25	$1,713	$9,160	$7,138	$15	$1,286	$8,439

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $8.5 billion and $7.5 billion at December 31, 2024 and 2023, respectively. The deposit liabilities on reinsurance were $3.8 billion and $3.9 billion at December 31, 2024 and 2023, respectively.
8. Investments
See Notes 1 and 10 for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2024					December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,894	$47	$215	$3,939	$37,123	$38,778	$15	$388	$3,396	$35,755
Foreign corporate	13,284	26	53	1,481	11,830	12,865	—	89	1,289	11,665
RMBS	8,120	4	46	875	7,287	8,199	5	48	812	7,430
U.S. government and agency	7,408	—	40	701	6,747	8,656	—	286	523	8,419
CMBS	6,776	4	6	422	6,356	7,023	1	2	614	6,410
ABS	6,354	—	33	75	6,312	6,514	—	23	131	6,406
State and political subdivision	3,731	—	81	371	3,441	4,019	—	159	304	3,874
Foreign government	1,036	—	24	101	959	1,077	—	42	87	1,032
Total fixed maturity securities	$87,603	$81	$498	$7,965	$80,055	$87,131	$21	$1,037	$7,156	$80,991
The Company held non-income producing fixed maturity securities with an estimated fair value of $30 million and $52 million at December 31, 2024 and 2023, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,052	$19,848	$13,624	$28,829	$21,250	$87,603
Estimated fair value	$4,036	$19,272	$12,381	$24,411	$19,955	$80,055
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
8. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities by Sector
The estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position, by sector and by length of time that the securities have been in a continuous unrealized loss position, were as follows at:

	December 31, 2024				December 31, 2023
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$10,764	$719	$17,660	$3,220	$4,554	$409	$22,796	$2,987
Foreign corporate	3,277	351	5,560	1,130	1,010	73	8,311	1,216
RMBS	1,223	81	4,647	794	413	20	5,774	792
U.S. government and agency	2,457	118	1,884	583	518	9	3,477	514
CMBS	1,326	90	4,402	332	411	33	5,786	581
ABS	717	10	1,081	65	572	3	3,360	128
State and political subdivision	882	64	1,447	307	471	32	1,634	272
Foreign government	272	30	431	71	112	6	620	81
Total fixed maturity securities	$20,918	$1,463	$37,112	$6,502	$8,061	$585	$51,758	$6,571
Total number of securities in an unrealized loss position	3,362		5,272		1,347		7,038
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $672 million and $655 million at December 31, 2024 and 2023, respectively, and is included in accrued investment income.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $81 million, relating to 23 securities, at December 31, 2024. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Balance at December 31, 2022	$1	$1	$2	$3	$7
Allowance on securities where credit losses were not previously recorded	15	—	3	—	18
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	(1)	(1)
Write-offs charged against allowance (1)	—	(1)	—	—	(1)
Balance at December 31, 2023	15	—	5	1	21
Allowance on securities where credit losses were not previously recorded	29	26	—	3	58
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	3	—	(1)	—	2
Write-offs charged against allowance (1)	—	—	—	—	—
Balance at December 31, 2024	$47	$26	$4	$4	$81
_______________
(1)The Company recorded total write-offs of $12 million and $8 million for the years ended December 31, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2024		2023
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,330	57.2%	$13,193	58.6%
Agricultural	4,591	19.7	4,445	19.8
Residential	5,543	23.8	5,007	22.2
Total mortgage loans (1)	23,464	100.7	22,645	100.6
Allowance for credit losses	(178)	(0.7)	(137)	(0.6)
Total mortgage loans, net	$23,286	100.0%	$22,508	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $1.0 billion and $311 million for the years ended December 31, 2024 and 2023, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $132 million and $123 million at December 31, 2024 and 2023, respectively.
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
8. Investments (continued)
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2022	$49	$15	$55	$119
Current period provision	24	5	(6)	23
Charge-offs, net of recoveries	(4)	(1)	—	(5)
Balance at December 31, 2023	69	19	49	137
Current period provision	50	11	(7)	54
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance at December 31, 2024	$106	$30	$42	$178

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
December 31, 2024
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$640	$199	$279	$1,850	$196	$2,846	$6,010
65% to 75%	208	—	1,022	713	62	1,171	3,176
76% to 80%	—	—	117	201	174	602	1,094
Greater than 80%	—	—	972	388	—	1,690	3,050
Total commercial mortgage loans	848	199	2,390	3,152	432	6,309	13,330
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	410	203	594	1,073	402	1,655	4,337
65% to 75%	—	18	80	113	6	20	237
76% to 80%	—	—	—	—	1	—	1
Greater than 80%	—	—	—	—	—	16	16
Total agricultural mortgage loans	410	221	674	1,186	409	1,691	4,591
Residential mortgage loans
Performing	586	222	1,268	1,640	146	1,563	5,425
Nonperforming	1	—	44	21	1	51	118
Total residential mortgage loans	587	222	1,312	1,661	147	1,614	5,543
Total	$1,845	$642	$4,376	$5,999	$988	$9,614	$23,464

	2023	2022	2021	2020	2019	Prior	Total
	(In millions)
December 31, 2023
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$206	$655	$1,823	$177	$1,239	$2,630	$6,730
65% to 75%	—	935	1,079	222	261	1,158	3,655
76% to 80%	—	427	76	39	209	564	1,315
Greater than 80%	—	400	227	—	150	716	1,493
Total commercial mortgage loans	206	2,417	3,205	438	1,859	5,068	13,193
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	202	571	1,132	454	505	1,292	4,156
65% to 75%	1	127	108	6	30	17	289
76% to 80%	—	—	—	—	—	—	—
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	203	698	1,240	460	535	1,309	4,445
Residential mortgage loans
Performing	105	1,286	1,669	145	204	1,508	4,917
Nonperforming	—	22	22	1	2	43	90
Total residential mortgage loans	105	1,308	1,691	146	206	1,551	5,007
Total	$514	$4,423	$6,136	$1,044	$2,600	$7,928	$22,645

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2024		2023
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$12,033	90.3%	$12,086	91.6%
1.00x - 1.20x	801	6.0	702	5.3
Less than 1.00x	496	3.7	405	3.1
Total	$13,330	100.0%	$13,193	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2024 and 2023. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$13,210	$4,566	$5,423	$23,199	$13,176	$4,429	$4,915	$22,520
30-59 days past due	—	—	2	2	—	—	2	2
60-89 days past due	—	—	36	36	—	—	30	30
90-179 days past due	21	9	36	66	—	—	23	23
180+ days past due	99	16	46	161	17	16	37	70
Total	$13,330	$4,591	$5,543	$23,464	$13,193	$4,445	$5,007	$22,645
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2024	$120	$25	$118	$263
December 31, 2023	$17	$—	$90	$107
_______________
(1)The Company had $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2024. The Company did not have any mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2023.
Current period investment income on mortgage loans in nonaccrual status was $6 million and $2 million for December 31, 2024 and 2023, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to nonperforming mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three.
As of December 31, 2024, the Company has $386 million of commercial mortgage loans that were modified under a term extension during the year which represent 2% of the carrying value of total mortgage loans. All commercial mortgage loans that were modified are current as of December 31, 2024. The Company did not have a significant amount of agricultural and residential mortgage loans modified during the year ended December 31, 2024. The Company did not have a significant amount of mortgage loans modified during the year ended December 31, 2023.
Other Invested Assets
Over 75% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 9 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, FHLB stock, leveraged leases and tax credit and renewable energy partnerships.
Leveraged Leases
The carrying value of leveraged leases was $60 million and $47 million at December 31, 2024 and 2023, respectively. The allowance for credit losses was less than $1 million and $13 million at December 31, 2024 and 2023, respectively. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to eight years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2024 and 2023, all leveraged leases were performing.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities, and the effect on future policy benefits that would result from the realization of the unrealized gains (losses), are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Fixed maturity securities	$(7,467)	$(6,119)	$(8,760)
Derivatives	469	351	638
Other	(12)	2	3
Subtotal	(7,010)	(5,766)	(8,119)
Amounts allocated from:
Future policy benefits	977	652	917
Deferred income tax benefit (expense)	1,267	1,074	1,512
Net unrealized investment gains (losses)	$(4,766)	$(4,040)	$(5,690)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$(4,040)	$(5,690)	$5,524
Unrealized investment gains (losses) during the year	(1,244)	2,353	(16,766)
Unrealized investment gains (losses) relating to:
Future policy benefits	325	(265)	2,572
Deferred income tax benefit (expense)	193	(438)	2,980
Balance at December 31,	$(4,766)	$(4,040)	$(5,690)
Change in net unrealized investment gains (losses)	$(726)	$1,650	$(11,214)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2024 and 2023.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2024	2023
	(In millions)
Securities on loan: (1)
Amortized cost	$3,582	$3,420
Estimated fair value	$3,127	$3,194
Cash collateral received from counterparties (2)	$3,210	$3,277
Reinvestment portfolio — estimated fair value	$3,217	$3,246
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2024				December 31, 2023
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$490	$1,467	$886	$2,843	$647	$655	$1,584	$2,886
U.S. corporate	—	248	—	248	—	252	—	252
Foreign corporate	—	105	—	105	—	130	—	130
Foreign government	—	14	—	14	—	9	—	9
Total	$490	$1,834	$886	$3,210	$647	$1,046	$1,584	$3,277
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2024 was $478 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 51% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2024. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2024	2023
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,249	$8,593
Invested assets held in trust (reinsurance agreements) (2)	8,274	7,142
Invested assets pledged as collateral (3)	12,471	13,979
Total invested assets on deposit, held in trust and pledged as collateral	$26,994	$29,714
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $68 million and $102 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2024 and 2023, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $334 million and $120 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2024 and 2023, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $222 million and $245 million at redemption value at December 31, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.8 billion at December 31, 2024. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.3 billion at December 31, 2024. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2024, 2023 and 2022. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2024, 2023 and 2022. Aggregate total assets of these entities totaled $904.0 billion and $799.2 billion at December 31, 2024 and 2023, respectively. Aggregate total liabilities of these entities totaled $78.5 billion and $56.8 billion at December 31, 2024 and 2023, respectively. Aggregate net income (loss) of these entities totaled $60.1 billion, $24.8 billion and ($12.8) billion for the years ended December 31, 2024, 2023 and 2022, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2024 or 2023.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2024		2023
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,375	$15,474	$15,526	$16,771
Limited partnerships and LLCs	4,236	5,278	4,233	5,255
Total	$18,611	$20,752	$19,759	$22,026

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
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
Limited Partnerships and LLCs
The Company holds investments in certain limited partnerships and LLCs which are VIEs. These ventures include limited partnerships, LLCs, private equity funds, and, to a lesser extent, tax credit and renewable energy partnerships. The Company is not considered the primary beneficiary, or consolidator, when its involvement takes the form of a limited partner interest and is restricted to a role of a passive investor, as a limited partner’s interest does not provide the Company with any substantive kick-out or participating rights, nor does it provide the Company with the power to direct the activities of the fund. The Company’s maximum exposure to loss on these investments is limited to: (i) the amount invested in debt or equity of the VIE and (ii) commitments to the VIE, as described in Note 17.
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Investment income:
Fixed maturity securities	$3,746	$3,516	$3,077
Equity securities	3	3	3
Mortgage loans	1,002	958	842
Policy loans	69	67	64
Limited partnerships and LLCs (1)	357	168	263
Cash, cash equivalents and short-term investments	286	225	72
Other	107	87	69
Total investment income	5,570	5,024	4,390
Less: Investment expenses	348	360	252
Net investment income	$5,222	$4,664	$4,138
_______________
(1)Includes net investment income pertaining to other limited partnership interests of $367 million, $187 million and $170 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Fixed maturity securities	$(245)	$(224)	$(192)
Equity securities	(6)	5	(14)
Mortgage loans	(56)	(24)	(20)
Limited partnerships and LLCs	(2)	(1)	(20)
Other	14	(2)	(2)
Total net investment gains (losses)	$(295)	$(246)	$(248)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were ($3) million, ($2) million and ($17) million for the years ended December 31, 2024, 2023 and 2022, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Proceeds	$3,520	$2,301	$6,640
Gross investment gains	$20	$15	$52
Gross investment losses	(193)	(216)	(236)
Net investment gains (losses)	$(173)	$(201)	$(184)
9. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
Interest Rate Derivatives
The Company uses derivatives to manage its exposure to changes in interest rate risk from its product liabilities and invested assets. The most significant types of derivative instruments used for hedging interest rate risk are as follows:
Interest rate swaps: The Company uses interest rate swaps to manage interest rate risk in both qualified cash flow and non-qualifying hedging relationships. In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional amount.
Interest rate swaptions: The Company uses interest rate swaptions to manage interest rate risk in non-qualifying hedging relationships. A swaption is an option to enter into a swap with a forward starting effective date. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. Interest rate swaptions are included in interest rate options.
Interest rate forwards: The Company uses interest rate forwards to manage interest rate risk in both qualified cash flow and non-qualifying hedging relationships. An interest rate forward is an agreement between parties to exchange a future settlement amount based on a predetermined notional amount and forward interest rate.
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
Credit Derivatives
Credit default swaps: The Company uses credit default swaps to create synthetic credit investments to replicate credit exposure that is more economically attractive than what is available in the market or otherwise unavailable (written credit protection). Credit default swaps are used in non-qualifying hedging relationships.
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
Equity Market Derivatives
The Company uses derivatives to manage its exposure to equity markets from its product liabilities. The most significant types of derivative instruments used for hedging equity market risk are as follows:
Equity total return swaps: The Company uses equity total return swaps in non-qualifying hedge relationships to manage equity risks related to variable and index-linked annuities. Total return swaps are swaps whereby the Company agrees with another party to exchange, at specified intervals, the difference between the economic risk and reward of an asset or a market index and a floating rate, calculated by reference to an agreed notional amount.
Equity index options: The Company uses equity index options to manage equity risks related to variable and index-linked annuities in non-qualifying hedging relationships. In an equity index option transaction, the Company enters into contracts to buy or sell the equity index within a limited time at a contracted price. In certain instances, the Company may enter into a combination of transactions to hedge adverse changes in equity indices within a pre-determined range through the purchase and sale of options.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		December 31,
		2024			2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$9	$—	$—	$—	$—
Foreign currency swaps	Foreign currency exchange rate	3,823	439	25	3,939	348	45
Total qualifying hedges		4,323	448	25	3,939	348	45
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	69,303	131	444	31,252	140	103
Interest rate floors	Interest rate	8,000	1	30	3,500	7	1
Interest rate caps	Interest rate	7,850	14	14	7,050	19	1
Interest rate futures	Interest rate	171	—	—	—	—	—
Interest rate options	Interest rate	23,060	11	371	33,680	47	167
Interest rate forwards	Interest rate	16,352	121	1,876	17,017	32	1,937
Foreign currency swaps	Foreign currency exchange rate	685	113	—	747	101	1
Foreign currency forwards	Foreign currency exchange rate	386	12	—	535	—	9
Credit default swaps — written	Credit	780	19	—	1,405	27	—
Equity futures	Equity market	316	—	1	—	—	—
Equity index options	Equity market	39,897	1,722	1,041	20,099	757	687
Equity total return swaps	Equity market	106,301	1,543	1,446	53,742	2,236	2,137
Hybrid options	Equity market	—	—	—	270	—	—
Total non-designated or non-qualifying derivatives		273,101	3,687	5,223	169,297	3,366	5,043
Total		$277,424	$4,135	$5,248	$173,236	$3,714	$5,088
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2024 and 2023. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2024
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$3	$8	$9
Foreign currency exchange rate	13	(10)	51	—	127
Total cash flow hedges	15	(10)	54	8	136
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,690)	—	—	—	—
Foreign currency exchange rate	69	(9)	—	—	—
Credit	14	—	—	—	—
Equity market	1,894	—	—	—	—
Embedded	(3,951)	—	—	—	—
Total non-qualifying hedges	(3,664)	(9)	—	—	—
Total	$(3,649)	$(19)	$54	$8	$136

	Year Ended December 31, 2023
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$3	$—	$(1)
Foreign currency exchange rate	7	(8)	52	—	(275)
Total cash flow hedges	8	(8)	55	—	(276)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(384)	—	—	—	—
Foreign currency exchange rate	(15)	(13)	—	—	—
Credit	32	—	—	—	—
Equity market	570	—	—	—	—
Embedded	(4,097)	—	—	—	—
Total non-qualifying hedges	(3,894)	(13)	—	—	—
Total	$(3,886)	$(21)	$55	$—	$(276)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)

	Year Ended December 31, 2022
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$5	$—	$4	$—	$(50)
Foreign currency exchange rate	13	(12)	53	—	381
Total cash flow hedges	18	(12)	57	—	331
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(4,001)	—	—	—	—
Foreign currency exchange rate	120	(48)	—	—	—
Credit	(2)	—	—	—	—
Equity market	590	—	—	—	—
Embedded	2,743	—	—	—	—
Total non-qualifying hedges	(550)	(48)	—	—	—
Total	$(532)	$(60)	$57	$—	$331
At December 31, 2024 and 2023, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At December 31, 2024 and 2023, the balance in AOCI associated with cash flow hedges was $469 million and $351 million, respectively.
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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2024			2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.7	$6	$419	1.6
Baa	7	300	4.5	19	958	4.9
Ba	10	376	4.8	2	24	3.0
Caa and Lower	—	4	1.0	—	4	2.0
Total	$19	$780	4.4	$27	$1,405	3.9
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
9. Derivatives (continued)
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
See Note 10 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2024
Derivative assets	$4,140	$(3,039)	$(540)	$561	$(559)	$2
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
December 31, 2023
Derivative assets	$3,506	$(3,112)	$(164)	$230	$(194)	$36
Derivative liabilities	$4,925	$(3,112)	$(8)	$1,805	$(1,805)	$—
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
9. Derivatives (continued)
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2024	2023
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,314	$1,813
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,883	$4,811
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
10. Fair Value
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
10. Fair Value (continued)
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

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,427	$696	$37,123
Foreign corporate	—	11,434	396	11,830
RMBS	—	7,270	17	7,287
U.S. government and agency	2,731	4,016	—	6,747
CMBS	—	6,330	26	6,356
ABS	—	5,990	322	6,312
State and political subdivision	—	3,441	—	3,441
Foreign government	—	938	21	959
Total fixed maturity securities	2,731	75,846	1,478	80,055
Equity securities	56	6	15	77
Short-term investments	1,414	452	2	1,868
Derivative assets: (1)
Interest rate	—	287	—	287
Foreign currency exchange rate	—	557	7	564
Credit	—	17	2	19
Equity market	—	3,265	—	3,265
Total derivative assets	—	4,126	9	4,135
Embedded derivatives on index-linked annuities (2)	—	—	47	47
Market risk benefit assets	—	—	1,092	1,092
Separate account assets	3	85,633	—	85,636
Total assets	$4,204	$166,063	$2,643	$172,910
Liabilities
Market risk benefit liabilities	$—	$—	$8,329	$8,329
Derivative liabilities: (1)
Interest rate	—	2,735	—	2,735
Foreign currency exchange rate	—	25	—	25
Equity market	1	2,487	—	2,488
Total derivative liabilities	1	5,247	—	5,248
Embedded derivatives on index-linked annuities (2)	—	—	11,540	11,540
Total liabilities	$1	$5,247	$19,869	$25,117

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$34,760	$995	$35,755
Foreign corporate	—	11,340	325	11,665
RMBS	—	7,415	15	7,430
U.S. government and agency	3,786	4,633	—	8,419
CMBS	—	6,371	39	6,410
ABS	—	6,080	326	6,406
State and political subdivision	—	3,874	—	3,874
Foreign government	—	996	36	1,032
Total fixed maturity securities	3,786	75,469	1,736	80,991
Equity securities	55	22	25	102
Short-term investments	614	555	—	1,169
Derivative assets: (1)
Interest rate	—	245	—	245
Foreign currency exchange rate	—	437	12	449
Credit	—	21	6	27
Equity market	—	2,993	—	2,993
Total derivative assets	—	3,696	18	3,714
Embedded derivatives on index-linked annuities (2)	—	—	—	—
Market risk benefit assets	—	—	656	656
Separate account assets	20	88,251	—	88,271
Total assets	$4,475	$167,993	$2,435	$174,903
Liabilities
Market risk benefit liabilities	$—	$—	$10,323	$10,323
Derivative liabilities: (1)
Interest rate	—	2,209	—	2,209
Foreign currency exchange rate	—	55	—	55
Equity market	—	2,824	—	2,824
Total derivative liabilities	—	5,088	—	5,088
Embedded derivatives on index-linked annuities (2)	—	—	8,186	8,186
Total liabilities	$—	$5,088	$18,509	$23,597
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
Valuation Controls and Procedures
The Company monitors and provides oversight of valuation controls and policies for securities, mortgage loans and derivatives, which are primarily executed by its valuation service providers. The valuation methodologies used to determine fair values prioritize the use of observable market prices and market-based parameters and determines that judgmental valuation adjustments, when applied, are based upon established policies and are applied consistently over time. The valuation methodologies for securities, mortgage loans and derivatives are reviewed on an ongoing basis and revised when necessary. In addition, the Chief Accounting Officer periodically reports to the Audit Committee of BHF’s Board of Directors regarding compliance with fair value accounting standards.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2024.
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
10. Fair Value (continued)
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
10. Fair Value (continued)
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
10. Fair Value (continued)
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

					December 31, 2024			December 31, 2023			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	22.80%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.22%	-	37.04%	12.59%	-	22.50%	Increase (5)
			•	Nonperformance risk spread	0.20%	-	1.19%	0.76%	-	1.63%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	9.24%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	9.00%	(4)
			•	Nonperformance risk spread	0.30%	-	1.63%	0.45%	-	1.74%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Balance, January 1, 2023	$1,787	$365	$38	$27	$—	$35	$(3,932)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	—	—	(3)	—	(6)	(4,097)
Total realized/unrealized gains (losses) included in AOCI	28	5	3	—	—	(3)	—
Purchases (5)	162	85	—	2	—	4	—
Sales (5)	(116)	(22)	(2)	(1)	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	(157)
Transfers into Level 3 (6)	188	3	—	—	—	—	—
Transfers out of Level 3 (6)	(718)	(56)	(3)	—	—	(12)	—
Balance, December 31, 2023	1,320	380	36	25	—	18	(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(67)	1	—	(10)	—	1	(3,951)
Total realized/unrealized gains (losses) included in AOCI	2	3	—	—	—	—	—
Purchases (5)	323	137	—	—	2	—	—
Sales (5)	(239)	(87)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(4)	644
Transfers into Level 3 (6)	53	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(69)	(15)	—	—	(6)	—
Balance, December 31, 2024	$1,092	$365	$21	$15	$2	$9	$(11,493)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (7)	$3	$—	$—	$1	$—	$(1)	$2,485
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(5)	$(4,513)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (7)	$(59)	$—	$—	$—	$—	$1	$(4,687)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2022 (7)	$(268)	$(23)	$(10)	$—	$—	$17	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2023 (7)	$11	$4	$3	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2024 (7)	$(33)	$—	$—	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2022:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(5)	$1	$—	$—	$—	$(9)	$2,743
Total realized/unrealized gains (losses) included in AOCI	$(266)	$(23)	$(10)	$—	$—	$17	$—
_______________
(1)Comprised of U.S. and foreign corporate securities.
(2)Freestanding derivative assets and liabilities are reported net for purposes of the rollforward.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,286	$—	$—	$21,373	$21,373
Policy loans	$2,024	$—	$1,161	$943	$2,104
Other invested assets	$233	$—	$222	$11	$233
Premiums, reinsurance and other receivables	$8,527	$—	$55	$9,222	$9,277
Liabilities
Policyholder account balances	$31,928	$—	$—	$31,563	$31,563
Long-term debt	$3,155	$—	$2,787	$—	$2,787
Other liabilities	$1,338	$—	$691	$647	$1,338
Separate account liabilities	$1,246	$—	$1,246	$—	$1,246

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,508	$—	$—	$20,609	$20,609
Policy loans	$1,331	$—	$518	$937	$1,455
Other invested assets	$257	$—	$245	$12	$257
Premiums, reinsurance and other receivables	$7,577	$—	$88	$7,636	$7,724
Liabilities
Policyholder account balances	$31,471	$—	$—	$30,606	$30,606
Long-term debt	$3,156	$—	$2,769	$—	$2,769
Other liabilities	$1,142	$—	$463	$679	$1,142
Separate account liabilities	$1,150	$—	$1,150	$—	$1,150
11. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
			2024		2023
	Stated Interest Rate	Maturity	Face Value	Carrying Value	Face Value	Carrying Value
			(In millions)
Senior notes (1)	3.700%	2027	$757	$756	$757	$756
Senior notes (1)	5.625%	2030	615	615	615	614
Senior notes (1)	4.700%	2047	1,014	1,002	1,014	1,001
Senior notes (1)	3.850%	2051	400	397	400	397
Junior subordinated debentures (1)	6.250%	2058	375	364	375	364
Other long-term debt (2)	7.028%	2030	21	21	24	24
Total long-term debt (3)			$3,182	$3,155	$3,185	$3,156
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
(3)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $27 million and $30 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2024 and 2023, respectively.
The aggregate maturities of long-term debt at December 31, 2024 were $3 million in 2025 and 2026, $761 million in 2027, $3 million in 2028, $4 million in 2029, and $2.4 billion thereafter.
Unsecured senior notes rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $152 million, $153 million and $153 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Long-term Debt (continued)
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Revolving Credit Facility (as defined below) contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company’ subsidiaries. At December 31, 2024, the Company was in compliance with these financial covenants.
Credit Facilities
Revolving Credit Facility
On April 15, 2022, BHF entered into a new revolving credit agreement with respect to a new $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027 (the “2022 Revolving Credit Facility”), all of which may be used for revolving loans or letters of credit. The 2022 Revolving Credit Facility refinanced and replaced BHF’s former $1.0 billion senior unsecured revolving credit facility that was scheduled to mature May 7, 2024. At December 31, 2024, there were no borrowings or letters of credit outstanding under the 2022 Revolving Credit Facility.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $15.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2024, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2024, 2023 and 2022, the Company recognized commitment fees of $21 million, $21 million and $26 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2024, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) with terms of up to three years under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.5 billion. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2024, there were no borrowings under the Repurchase Facilities.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	December 31,
	2024			2023
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000	14,000	14,000	14,000
Not designated	99,929,900	—	—	99,929,900	—	—
Total	100,000,000	70,100	70,100	100,000,000	70,100	70,100
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
12. Equity (continued)
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
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Years Ended December 31,
	2024		2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1,650.00	$28	$1,650.00	$28	$1,650.00	$28
B	$1,687.52	28	$1,687.52	28	$1,687.52	28
C	$1,343.76	30	$1,343.76	30	$1,343.76	31
D	$1,156.24	16	$1,156.24	16	$1,262.23	17
Total		$102		$102		$104
See Note 18 for information relating to preferred dividends declared subsequent to December 31, 2024.
Common Stock
Changes in common shares outstanding were as follows:

	Years Ended December 31,
	2024	2023	2022
Shares outstanding at beginning of year	63,503,355	68,278,068	77,870,072
Shares issued	661,758	665,146	639,980
Shares repurchased (1)	(5,536,064)	(5,439,859)	(10,231,984)
Shares outstanding at end of year	58,629,049	63,503,355	68,278,068
_______________
(1)Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under the Company’s publicly announced benefit plans or programs.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
On November 16, 2023, BHF authorized the repurchase of up to $750 million of its common stock, which is in addition to the $1.2 billion total repurchases authorized in 2021. Repurchases under the November 16, 2023 authorization may be made through open market purchases, including pursuant to a Rule 10b5-1 plan or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements.
During the years ended December 31, 2024, 2023 and 2022, BHF repurchased 5,294,200 shares, 5,195,832 shares and 10,000,026 shares, respectively, of its common stock through open market purchases pursuant to Rule 10b5-1 plans for $250 million, $250 million and $488 million, respectively. At December 31, 2024, BHF had $543 million remaining under its common stock repurchase program.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance shares, performance share units (“PSU”), or other share-based awards. Additionally, employees may purchase shares at a discount under an employee stock purchase plan (the “ESPP”). The aggregate number of authorized shares available for issuance at December 31, 2024 under the Company’s various share-based compensation plans was 4,878,028. The Company issues new shares to satisfy vested RSUs and PSUs, as well as stock option exercises.
Unless otherwise noted, all share-based compensation is measured at fair value as of the grant date. The Company recognizes compensation expense related to share-based awards based on the number of awards expected to vest, which for some award types represent the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant and actual forfeitures for other award types. Unless a material deviation from the assumed forfeiture rate is observed during the term in which the awards are expensed, the Company recognizes any adjustment necessary to reflect differences in actual experience in the period the award becomes payable or exercisable. Compensation expense related to share-based awards, which is included in other expenses, is principally related to the issuance of restricted stock units and performance share units with other costs incurred relating to stock options. The Company grants the majority of each year’s awards in the first quarter of the year.
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
RSUs	$14	$13	$13
PSUs	8	15	8
Employee stock purchase plan	1	1	1
Total share-based compensation expense	$23	$29	$22
Income tax benefit	$5	$6	$5
At December 31, 2024, unrecognized share-based compensation and the weighted average remaining recognition period was $11 million and 0.8 years, respectively, for RSUs and $25 million and 1.2 years, respectively, for PSUs.
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
12. Equity (continued)
Performance Share Units
PSUs are units that, if vested, are multiplied by a performance factor to produce a final number of BHF common stock shares. PSUs cliff vest at the end of a three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances.
For awards granted during fiscal years 2022 and 2023, the performance factors are based on the achievement of net cash flow to BHF, Brighthouse Services, LLC and Brighthouse Holdings, LLC (“BH Holdings”) and statutory expense ratio targets over the respective performance period depending on the year of issue. The vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the final performance factor at its discretion.
For awards granted during fiscal year 2024, the performance factors are based on the achievement of net cash flow to BHF, Brighthouse Services, LLC and BH Holdings over the performance period and statutory expense ratio targets over the performance period, subject to a potential 10% modifier based on BHF’s relative total shareholder return (“rTSR”) over the same three-year period compared to a peer group of companies. For these awards, the Company measures fair value using a Monte Carlo simulation that considers the Company’s projected rTSR relative to a defined group of peers as well as other inputs to estimate the grant date fair value of awards. The vested PSUs will be multiplied by a performance factor, as well as subject to an rTSR modifier, resulting in a maximum possible payout of 160%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the final performance factor at its discretion.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	516,968	$50.57	820,177	$48.40
Granted	332,770	$46.27	301,776	$46.16
Performance factor adjustment	—	$—	20,984	$41.26
Forfeited	(8,528)	$50.27	(14,459)	$50.50
Vested	(272,802)	$48.12	(321,260)	$41.26
Nonvested at December 31, 2024	568,408	$49.24	807,218	$50.18
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022, was $56.35 and $47.72, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2023 and 2022, was $58.35 and $48.06, respectively. The total fair value of RSUs that vested during each of the years ended December 31, 2024, 2023 and 2022 was $13 million, $15 million and $15 million, respectively. The total fair value of PSUs that vested during the years ended December 31, 2024, 2023 and 2022, was $13 million, $9 million and $7 million, respectively.
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life. At December 31, 2024, there were 187,371 stock options outstanding and exercisable with a weighted average exercise price of $53.47 and aggregate intrinsic value of $0, which expire on February 29, 2028. During the year ended December 31, 2024, there were no stock options granted, exercised, forfeited or expired. During the years ended December 31, 2023 and 2022, no stock options were granted or exercised.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchase common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchase a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2024, 2023 and 2022, employees purchased 76,572 shares, 77,598 shares and 74,734 shares, respectively. The weighted average per share fair value of the discount under the ESPP was $8.54, $9.04 and $8.54 during the years ended December 31, 2024, 2023 and 2022, respectively, which was recorded in other expenses.
Statutory Financial Information
The states of domicile of the Company’s insurance subsidiaries impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Such requirements are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). RBC is based on statutory financial statements and is calculated in a manner prescribed by the NAIC. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital divided by the applicable company action level RBC. Companies below 100% of the company action level RBC are subject to corrective action. As of December 31, 2024, the annual RBC ratios for the Company’s insurance subsidiaries were each in excess of 390%.
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
The tables below present amounts from certain of the Company’s insurance subsidiaries, which are derived from the statutory-basis financial statements to be filed with the insurance regulators.
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2024	2023	2022
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(787)	$(3,131)	$1,373
New England Life Insurance Company	Massachusetts	$65	$41	$83
Statutory capital and surplus was as follows at:

	December 31,
Company	2024	2023
	(In millions)
Brighthouse Life Insurance Company	$3,673	$4,623
New England Life Insurance Company	$206	$141
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $11.5 billion and $11.0 billion for the years ended December 31, 2024 and 2023, respectively.
The statutory net income (loss) of BRCD was ($447) million, ($300) million and ($208) million for the years ended December 31, 2024, 2023 and 2022, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $703 million and $661 million at December 31, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2025	2024	2023	2022
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company (3)	$—	$—	$266	$—
New England Life Insurance Company	$67	$—	$84	$38
______________
(1)Reflects dividend amounts that may be paid during 2025 without prior regulatory approval.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Any payment of dividends in 2025 would be considered an extraordinary dividend subject to regulatory approval due to negative unassigned funds (surplus).
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
12. Equity (continued)
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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the years ended December 31, 2024, 2023 and 2022. During each of the years ended December 31, 2024, 2023 and 2022, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2021	$5,285	$239	$(3,230)	$(2,199)	$(48)	$47
OCI before reclassifications	(14,741)	331	2,344	4,075	(16)	(8,007)
Deferred income tax benefit (expense) (3)	3,074	(48)	(492)	(856)	4	1,682
AOCI before reclassifications, net of income tax	(6,382)	522	(1,378)	1,020	(60)	(6,278)
Amounts reclassified from AOCI	238	(22)	—	—	2	218
Deferred income tax benefit (expense) (3)	(50)	4	—	—	—	(46)
Amounts reclassified from AOCI, net of income tax	188	(18)	—	—	2	172
Balance at December 31, 2022	(6,194)	504	(1,378)	1,020	(58)	(6,106)
OCI before reclassifications	2,149	(276)	(636)	(380)	9	866
Deferred income tax benefit (expense) (3)	(451)	58	133	80	(2)	(182)
AOCI before reclassifications, net of income tax	(4,496)	286	(1,881)	720	(51)	(5,422)
Amounts reclassified from AOCI	226	(11)	—	—	7	222
Deferred income tax benefit (expense) (3)	(47)	2	—	—	(1)	(46)
Amounts reclassified from AOCI, net of income tax	179	(9)	—	—	6	176
Balance at December 31, 2023	(4,317)	277	(1,881)	720	(45)	(5,246)
OCI before reclassifications	(1,226)	136	352	543	(22)	(217)
Deferred income tax benefit (expense) (3)	257	(28)	(74)	(114)	4	45
AOCI before reclassifications, net of income tax	(5,286)	385	(1,603)	1,149	(63)	(5,418)
Amounts reclassified from AOCI	189	(18)	—	—	6	177
Deferred income tax benefit (expense) (3)	(40)	4	—	—	(1)	(37)
Amounts reclassified from AOCI, net of income tax	149	(14)	—	—	5	140
Balance at December 31, 2024	$(5,137)	$371	$(1,603)	$1,149	$(58)	$(5,278)
_______________
(1)See Note 8 for information on offsets to investments related to future policy benefits.
(2)Includes OCI related to foreign currency translation and defined benefit plan gains and losses.
(3)The effects of income taxes on amounts recorded to AOCI are also recognized in AOCI. These income tax effects are released from AOCI when the related activity is reclassified into results from operations.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2024	2023	2022
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(174)	$(198)	$(186)	Net investment gains (losses)
Net unrealized investment gains (losses)	(15)	(28)	(52)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(189)	(226)	(238)
Income tax (expense) benefit	40	47	50
Net unrealized investment gains (losses), net of income tax	(149)	(179)	(188)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	2	1	5	Net derivative gains (losses)
Interest rate swaps	3	3	4	Net investment income
Foreign currency swaps	13	7	13	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	18	11	22
Income tax (expense) benefit	(4)	(2)	(4)
Gains (losses) on cash flow hedges, net of income tax	14	9	18
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(6)	(7)	(2)
Amortization of defined benefit plans, before income tax	(6)	(7)	(2)
Income tax (expense) benefit	1	1	—
Amortization of defined benefit plans, net of income tax	(5)	(6)	(2)
Total reclassifications, net of income tax	$(140)	$(176)	$(172)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
13. Other Revenues and Other Expenses
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
Other revenues included 12b-1 fees of $272 million, $266 million and $292 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Compensation	$408	$418	$351
Contracted services and other labor costs	285	312	296
Transition services agreements	22	32	58
Establishment costs	—	—	66
Premium and other taxes, licenses and fees	60	61	54
Separate account fees	365	366	407
Volume related costs, excluding compensation, net of DAC capitalization	577	540	513
Interest expense on debt	152	153	153
Other	77	95	187
Total other expenses	$1,946	$1,977	$2,085
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 11 for attribution of interest expense by debt issuance.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
14. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2024, 2023 and 2022, the total employer contributions for the qualified defined contribution plan were $20 million, $19 million and $18 million, respectively, and the total (benefit) expense recognition for the non-qualified defined contribution plans were $10 million, $9 million and ($2) million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $122 million and $129 million at December 31, 2024 and 2023, respectively. This plan was fully funded with assets in excess of the accumulated benefit obligation of $5 million at both December 31, 2024 and 2023. The Company did not make any employer contributions to this qualified plan during 2024 or 2023.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $75 million and $83 million at December 31, 2024 and 2023, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $58 million and $57 million at December 31, 2024 and 2023, respectively.
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife, whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. BHF established a receivable in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable under the EMA for future total estimated benefit payments, claims and premiums was $151 million and $155 million at December 31, 2024 and 2023, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Current:
Federal	$(10)	$7	$(65)
State and local	12	12	12
Subtotal	2	19	(53)
Deferred:
Federal	27	(386)	901
Provision for income tax expense (benefit)	$29	$(367)	$848

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Tax provision at statutory rate	$88	$(310)	$994
Tax effect of:
Resolution of prior years	6	—	(76)
Dividends received deduction	(34)	(34)	(36)
Tax credits	(25)	(9)	(20)
Change in uncertain tax benefits	(18)	—	(15)
Return to provision	(12)	(5)	(6)
Adjustments to deferred tax	14	—	(2)
Change in valuation allowance	—	(18)	—
State tax, net of federal benefit	10	9	10
Other, net	—	—	(1)
Provision for income tax expense (benefit)	$29	$(367)	$848
Effective tax rate	7%	25%	18%
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2024	2023
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$1,267	$1,074
Net operating loss carryforwards	2,004	1,845
Investments, including derivatives	147	213
Tax credit carryforwards	190	190
Employee benefits	27	29
Intangibles	60	64
Other	4	—
Total deferred income tax assets	3,699	3,415
Less: Valuation allowance	1	1
Total net deferred income tax assets	3,698	3,414
Deferred income tax liabilities:
Policyholder liabilities and receivables	1,174	863
DAC	649	657
Other	—	1
Total deferred income tax liabilities	1,823	1,521
Net deferred income tax asset (liability)	$1,875	$1,893

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2024.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$1,943
Indefinite	7,598
$9,541
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2024.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2027-2031	$—	$121
2032-2036	12	43
2037-2041	13	—
2042-2044	1	—
Indefinite	—	—
	$26	$164
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$19	$19	$35
Additions for tax positions of prior years	—	—	6
Reductions for tax positions of prior years	(6)	—	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	(12)	—	(22)
Balance at December 31,	$1	$19	$19
Unrecognized tax benefits that, if recognized would impact the effective rate	$1	$19	$19
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest related to unrecognized tax benefits was not significant. The Company had no penalties for each of the years ended December 31, 2024, 2023 and 2022.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)
Tax Sharing Agreements
For the periods prior to the Separation, BHF and certain of its subsidiaries filed a consolidated federal income tax return with MetLife, Inc. and its insurance and non-insurance subsidiaries. Current taxes (and the benefits of tax attributes such as losses) are allocated to BHF, and its includable subsidiaries, under a tax sharing agreement with MetLife, Inc. This tax sharing agreement states that federal taxes are computed on a modified separate return basis with benefits for losses.
For periods after the Separation through the year ended December 31, 2022, Brighthouse Financial entered into two separate tax sharing agreements. Brighthouse Life Insurance Company, BHNY and BRCD entered into a tax sharing agreement to join a consolidated federal income tax return. BHF and certain of its non-insurance subsidiaries entered into a tax sharing agreement to join a consolidated federal income tax return. The tax sharing agreements state that federal taxes are computed on a modified separate return basis with benefit for losses. NELICO and the non-insurance subsidiaries of Brighthouse Life Insurance Company filed their own federal income tax returns.
For periods beginning with the year ended December 31, 2023, BHF and certain of its subsidiaries, including its insurance and reinsurance subsidiaries, file a consolidated federal income tax return. In furtherance thereof, such parties joined a single tax sharing agreement, pursuant to which federal taxes are computed on a modified separate return basis with benefits for losses.
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive, as partial consideration for its contribution of assets to BHF, future payments from BHF equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or is deemed to, realize as a result of the utilization of BHF and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2024 and 2023, reported in other liabilities.
The Company also entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2024, 2023 and 2022, MetLife paid Brighthouse Financial $0, $0 and $7 million, respectively, under the Tax Separation Agreement. At December 31, 2024 and 2023, there was a current income tax receivable of $16 million and $21 million, respectively, related to this agreement.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$286	$(1,214)	$3,775

Weighted average common shares outstanding — basic	61,199,247	66,013,645	72,970,249
Dilutive effect of share-based awards	401,135	—	610,919
Weighted average common shares outstanding — diluted	61,600,382	66,013,645	73,581,168

Earnings per common share:
Basic	$4.67	$(18.39)	$51.73
Diluted	$4.64	$(18.39)	$51.30
For the years ended December 31, 2024 and 2022, weighted average shares used for calculating diluted earnings per common share excludes 187,371 shares underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to the earnings per common share calculation due to the average share price for the years ended December 31, 2024 and 2022. See Note 12 for further information on share-based compensation plans.
For the year ended December 31, 2023, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
17. Contingencies, Commitments and Guarantees
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
17. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2024.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. The Company intends to vigorously defend this matter.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
17. Contingencies, Commitments and Guarantees (continued)
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
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in relation to the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. The court dismissed claims for injunctive relief against BHF but denied the remainder of a motion to dismiss based on plaintiff’s lack of standing. BHF intends to vigorously defend this matter.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
17. Contingencies, Commitments and Guarantees (continued)
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of December 31, 2024, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss. During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $271 million and $377 million at December 31, 2024 and 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.7 billion and $1.4 billion at December 31, 2024 and 2023, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of reinsurance, acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of $83 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at December 31, 2024 and had recorded liabilities for indemnities, guarantees and commitments of $1 million at December 31, 2023.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
18. Subsequent Event
Preferred Stock Dividend
On February 18, 2025, BHF declared a dividend of $412.50 per share on its Series A Preferred Stock, $421.88 per share on its Series B Preferred Stock, $335.94 per share on its Series C Preferred Stock and $289.06 per share on its Series D Preferred Stock for a total of $26 million, which will be paid on March 25, 2025 to stockholders of record as of March 10, 2025.
Capital Transaction
On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2024
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$7,408	$6,747	$6,747
State and political subdivision	3,731	3,441	3,441
Public utilities	4,085	3,662	3,662
Foreign government	1,036	959	959
All other corporate bonds	49,713	44,925	44,925
Total bonds	65,973	59,734	59,734
Mortgage-backed and asset-backed securities	21,250	19,955	19,955
Redeemable preferred stock	380	366	366
Total fixed maturity securities	87,603	80,055	80,055
Equity securities:
Non-redeemable preferred stock	18	11	11
Common stock:
Industrial, miscellaneous and all other	59	65	65
Banks, trust and insurance companies	—	—	—
Public utilities	—	1	1
Total equity securities	77	77	77
Mortgage loans	23,286		23,286
Policy loans	2,024		2,024
Limited partnerships and LLCs	4,827		4,827
Short-term investments	1,868		1,868
Other invested assets	5,250		5,250
Total investments	$124,935		$117,387
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

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2024 and 2023
(In millions, except share and per share data)

	2024	2023
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $190 and $106, respectively; allowance for credit losses of $0 and $0, respectively)	$190	$106
Short-term investments, principally at estimated fair value	622	580
Other invested assets, principally at estimated fair value	5	—
Investment in subsidiary	7,799	7,710
Total investments	8,616	8,396
Cash and cash equivalents	245	512
Premiums and other receivables	163	175
Current income tax recoverable	42	78
Other assets	4	5
Total assets	$9,070	$9,166
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$3,716	$3,859
Deferred income tax liability	31	17
Other liabilities	364	347
Total liabilities	4,111	4,223
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 123,480,326 and 122,818,568 shares issued, respectively; 58,629,049 and 63,503,355 shares outstanding, respectively	1	1
Additional paid-in capital	13,927	14,004
Retained earnings (deficit)	(1,119)	(1,507)
Treasury stock, at cost; 64,851,277 and 59,315,213 shares, respectively	(2,572)	(2,309)
Accumulated other comprehensive income (loss)	(5,278)	(5,246)
Total stockholders’ equity	4,959	4,943
Total liabilities and stockholders’ equity	$9,070	$9,166
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Condensed Statements of Operations
Revenues
Net investment income	$54	$38	$14
Other revenues	9	—	(3)
Net investment gains (losses)	—	—	(2)
Net derivative gains (losses)	20	10	(7)
Total revenues	83	48	2
Expenses
Other expenses	207	192	168
Total expenses	207	192	168
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(124)	(144)	(166)
Provision for income tax expense (benefit)	(26)	(30)	(35)
Income (loss) before equity in earnings (losses) of subsidiaries	(98)	(114)	(131)
Equity in earnings (losses) of subsidiaries	486	(998)	4,010
Net income (loss)	388	(1,112)	3,879
Less: Preferred stock dividends	102	102	104
Net income (loss) available to common shareholders	$286	$(1,214)	$3,775
Comprehensive income (loss)	$356	$(252)	$(2,274)
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$388	$(1,112)	$3,879
Equity in (earnings) losses of subsidiaries	(486)	998	(4,010)
Distributions from subsidiary	—	350	—
Other, net	50	(24)	2
Net cash provided by (used in) operating activities	(48)	212	(129)
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	104	—	—
Purchases of fixed maturity securities	(180)	(106)	—
Cash received in connection with freestanding derivatives	15	30	41
Cash paid in connection with freestanding derivatives	(9)	(6)	(5)
Net change in short-term investments	(30)	211	408
Net cash provided by (used in) investing activities	(100)	129	444
Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	6	—	—
Long-term and short-term debt issued	570	753	961
Long-term and short-term debt repaid	(339)	(439)	(811)
Dividends on preferred stock	(102)	(102)	(104)
Treasury stock acquired in connection with share repurchases	(250)	(250)	(488)
Financing element on certain derivative instruments and other derivative related transactions, net	8	(1)	(7)
Other, net	(12)	(14)	(14)
Net cash provided by (used in) financing activities	(119)	(53)	(463)
Change in cash and cash equivalents	(267)	288	(148)
Cash and cash equivalents, beginning of year	512	224	372
Cash and cash equivalents, end of year	$245	$512	$224
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$191	$176	$155
Income tax	$(79)	$(6)	$(24)
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
2. Investment in Subsidiary
During the year ended December 31, 2024, BHF received non-cash distributions of $376 million from Brighthouse Holdings, LLC (“BH Holdings”) and did not make any capital contributions to BH Holdings. The non-cash distributions received related to reductions of short-term intercompany loans of $400 million from Brighthouse Services, LLC to BH Holdings (which was then contributed to BHF).
During the year ended December 31, 2023, BHF received cash distributions of $350 million and non-cash distributions of $100 million from BH Holdings and did not make any capital contributions to BH Holdings. Cash distributions received during the year ended December 31, 2023 primarily related to $266 million of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings. The non-cash distributions received related to reductions of short-term intercompany loans of $50 million from Brighthouse Services, LLC to BH Holdings (which was then contributed to BHF) and an additional $50 million from BH Holdings to BHF.
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
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2024	2023
			(In millions)
Senior notes — unaffiliated	3.700%	2027	$756	$756
Senior notes — unaffiliated	5.625%	2030	615	614
Senior notes — unaffiliated	4.700%	2047	1,002	1,001
Senior notes — unaffiliated	3.850%	2051	397	397
Junior subordinated debentures — unaffiliated	6.250%	2058	364	364
Total long-term debt (1)			3,134	3,132
Short-term intercompany loans			582	727
Total long-term and short-term debt (1)			$3,716	$3,859
_______________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $27 million and $30 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Schedule II
Notes to the Condensed Financial Information (continued)
(Parent Company Only)

The aggregate maturities of long-term and short-term debt at December 31, 2024 were $582 million in 2025, $0 in 2026, $757 million in 2027, $0 in each of 2028 and 2029, and $2.4 billion thereafter.
Interest expense related to long-term and short-term debt of $192 million, $178 million and $155 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in other expenses.
Senior Notes and Junior Subordinated Debentures
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.
Credit Facilities
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding BHF’s credit facilities.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2024, 2023 and 2022, BHF borrowed $570 million, $753 million and $1.0 billion, respectively, from certain of its non-insurance subsidiaries and repaid $339 million, $439 million and $811 million of such borrowings during the years ended December 31, 2024, 2023 and 2022, respectively. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2024, 2023 and 2022 was 3.73%, 4.73% and 3.73%, respectively.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During the years ended December 31, 2024, 2023 and 2022, there were no borrowings or repayments by BHF under these facilities.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2024 and 2023
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1)(2)	Unearned Revenue (1)
2024
Annuities	$4,027	$4,040	$67,777	$—	$60
Life	680	6,648	2,859	9	357
Run-off	3	18,672	6,376	—	715
Corporate & Other	—	5,993	10,977	5	—
Total	$4,710	$35,353	$87,989	$14	$1,132
2023
Annuities	$4,111	$4,024	$60,929	$—	$67
Life	758	6,549	2,856	11	356
Run-off	3	19,421	6,694	—	612
Corporate & Other	—	6,411	10,589	5	—
Total	$4,872	$36,405	$81,068	$16	$1,035
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2024, 2023 and 2022
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2024
Annuities	$1,900	$2,850	$1,830	$505	$1,399
Life	654	464	815	94	188
Run-off	332	1,230	1,335	—	166
Corporate & Other	—	678	450	—	193
Total	$2,886	$5,222	$4,430	$599	$1,946
2023
Annuities	$1,875	$2,546	$1,534	$516	$1,391
Life	775	431	991	104	203
Run-off	473	1,115	1,588	—	167
Corporate & Other	—	572	388	—	216
Total	$3,123	$4,664	$4,501	$620	$1,977
2022
Annuities	$1,831	$2,240	$1,277	$515	$1,417
Life	756	438	875	114	130
Run-off	510	1,146	1,216	—	293
Corporate & Other	—	314	163	—	245
Total	$3,097	$4,138	$3,531	$629	$2,085
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2024, 2023 and 2022
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2024
Life insurance in-force (1)	$470,679	$125,696	$5,641	$350,624	1.6%
Insurance premium
Life insurance (2)	$1,206	$450	$12	$768	1.6%
Accident & health insurance	189	187	—	2	—%
Total insurance premium	$1,395	$637	$12	$770	1.6%
2023
Life insurance in-force (1)	$489,313	$134,682	$6,127	$360,758	1.7%
Insurance premium
Life insurance (2)	$1,294	$489	$14	$819	1.7%
Accident & health insurance	205	196	—	9	—%
Total insurance premium	$1,499	$685	$14	$828	1.7%
2022
Life insurance in-force (1)	$502,679	$144,647	$6,578	$364,610	1.8%
Insurance premium
Life insurance (2)	$1,157	$505	$6	$658	0.9%
Accident & health insurance	202	198	—	4	—%
Total insurance premium	$1,359	$703	$6	$662	0.9%
_______________
(1)Includes life insurance products in the Life, Run-off and Corporate & Other segments.
(2)Includes annuities with life contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2024, of the Company, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 2025

Item 9B. Other Information
Director and Officer Rule 10b5-1 Plans
During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2025 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2025 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2025 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2025 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Financial Statements: See “Index to Consolidated Financial Statements, Notes and Schedules.”
2.Financial Statement Schedules: See “Index to Consolidated Financial Statements, Notes and Schedules.”
3.Exhibits: See “Exhibit Index.”
Item 16. Form 10-K Summary
None.

GLOSSARY
Glossary of Selected Financial Terms

Account value	The amount of money in a policyholder’s account. The value increases with additional premiums and investment gains, and it decreases with withdrawals, investment losses and fees.
Adjusted earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Disclosures.”
Alternative investments	General account investments in other limited partnership interests.
Assets under management (“AUM”)	General account investments and separate account assets.
Conditional tail expectation (“CTE”)	A statistical tail risk measure used to assess the adequacy of assets supporting variable annuity contract liabilities, which is calculated as the average amount of total assets required to satisfy obligations over the life of the contract or policy in the worst “x%” of scenarios. Represented as CTE (100 less x). Example: CTE70 represents the worst thirty percent of scenarios and CTE98 represents the worst two percent of scenarios.
Credit loss on investments	The difference between the amortized cost of the security and the present value of the cash flows expected to be collected that is attributed to credit risk, is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, or if deemed uncollectible, as a permanent write-off of book value.
Deferred policy acquisition cost (“DAC”)	Represents the incremental costs related directly to the successful acquisition of new and renewal insurance and annuity contracts and which have been deferred on the balance sheet as an asset.
Deferred sales inducements (“DSI”)	Represent amounts that are credited to a policyholder’s account balance that are higher than the expected crediting rates on similar contracts without such an inducement and that are an incentive to purchase a contract and also meet the accounting criteria to be deferred as an asset that is amortized over the life of the contract.
General account assets	All insurance company assets not allocated to separate accounts.
Invested assets	General account investments in fixed maturity securities, equity securities, mortgage loans, policy loans, other limited partnership interests, real estate limited partnerships and limited liability companies, short-term investments and other invested assets.
Investment Hedge Adjustments	Earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
Market Value Adjustments	Amounts associated with the change in fair value of the crediting rate on experience-rated contracts
Net amount at risk (“NAR”)	Represents the difference between a claim amount payable if a specific event occurs and the amount set aside to support the claim. The calculation of NAR can differ by policy type or guarantee.
Net investment spread	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Disclosures.”
Normalized statutory earnings	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Normalized Statutory Earnings.”
Reinsurance	Insurance that an insurance company buys for its own protection. Reinsurance enables an insurance company to expand its capacity, stabilize its underwriting results, or finance its expanding volume.
Risk-based capital (“RBC”) ratio	The RBC ratio is a method of measuring an insurance company’s capital and is based on statutory financial statements. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital divided by the applicable company action level RBC.
Total adjusted capital (“TAC”)	Total adjusted capital primarily consists of statutory capital and surplus, as well as the statutory asset valuation reserve. When referred to as “combined,” represents that of our insurance subsidiaries as a whole.
Value of business acquired (“VOBA”)	Present value of projected future gross profits from in-force policies of acquired businesses.

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

3.1	Restated Certificate of Incorporation of Brighthouse Financial, Inc., dated July 11, 2023, is incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.
3.2	Amended and Restated Bylaws of Brighthouse Financial, Inc., effective January 29, 2025, is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 4, 2025.
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

4.7	Form of Junior Subordinated Debenture (included in Exhibit A to Exhibit 4.6.1).
4.8	Series A Certificate of Designations is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 25, 2019 (our “March 25, 2019 8-K”).
4.9	Series B Certificate of Designations is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on May 21, 2020 (our “May 21, 2020 8-K”).
4.10	Series C Certificate of Designations is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 20, 2020 (our “November 20, 2020 8-K”).
4.11	Series D Certificate of Designations is incorporated by reference to Exhibit 3.1 to our November 22, 2021 8-K.
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

4.16	Form of depositary receipt evidencing the Series A Depositary Shares (included as Exhibit A to Exhibit 4.12).
4.17	Form of depositary receipt evidencing the Series B Depositary Shares (included as Exhibit A to Exhibit 4.13).
4.18	Form of depositary receipt evidencing the Series C Depositary Shares (included as Exhibit A to Exhibit 4.14).
4.19	Form of depositary receipt evidencing the Series D Depositary Shares (included as Exhibit A to Exhibit 4.15).
4.20	Description of Securities is incorporated by reference to Exhibit 4.20 to our Annual Report on Form 10-K, filed on February 22, 2024 (our "2023 Annual Report").
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

10.5#	Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
10.5.1#	Amendment Number One to the Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q, filed on August 15, 2017.
10.5.2#
Amendment Number Two to the Brighthouse Services, LLC Auxiliary Savings Plan is incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K, filed on March 16, 2018 (our “2017 Annual Report”).

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

10.7.3#	Amendment Number Three to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.7.3 to our 2020 Annual Report.
10.7.4#	Amendment Number Four to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.
10.7.5*#	Amendment Number Five to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan.
10.7.6*#	Brighthouse Services, LLC Voluntary Deferred Compensation Plan (restated effective January 1, 2025).
10.8#	Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan, as amended November 14, 2019 (the “Employee Plan”), is incorporated by reference to Exhibit 10.10 to our 2019 Annual Report.

10.9#
Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”), is incorporated by reference to Exhibit 10.12 to our 2018 Annual Report.

10.10#
Brighthouse Financial, Inc. Employee Stock Purchase Plan (amended and restated effective April 3,2024) is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 10, 2024.

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
10.16#
Form of Performance Share Unit Agreement (Employee Plan) for awards granted in 2024 and subsequently is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 8, 2024.

10.17#	Award Agreement Supplement (Employee Plan) for awards with ratable vesting is incorporated by reference to Exhibit 10.22 to our 2018 Annual Report.
10.18#	Award Agreement Supplement (Employee Plan) for awards with cliff vesting is incorporated by reference to Exhibit 10.23 to our 2018 Annual Report.
10.19#
Award Agreement Supplement (Employee Plan) for Performance Share Unit and Restricted Stock Unit awards granted in 2024 and subsequently is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 8, 2024.

10.20#
Form of Non-Management Director Restricted Stock Unit Agreement (Director Plan), as amended November 14, 2019, is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 11, 2020.

10.21#
Form of Non-Management Director Award Agreement Supplement (Director Plan), as amended November 14, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on May 11, 2020.

10.22#	Brighthouse Financial Blue Relocation Policy, as restated July 1, 2019, is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 6, 2019.
10.23#	Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019.
10.23.1#
Amendment Number One to the Brighthouse Services, LLC Amended and Restated Executive Severance Pay Plan is incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.

10.24#	Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2018.
10.24.1#	Amendment Number One to the Brighthouse Services, LLC Change of Control Severance Pay Plan is incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 9, 2023.
10.25#	Brighthouse Services, LLC Limited Death Benefit Plan is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on December 23, 2019.
10.26#	Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors is incorporated by reference to Exhibit 10.32 to our 2019 Annual Report.
10.26.1#
Amendment Number One to the Brighthouse Services, LLC Deferred Compensation Plan for Non-Management Directors is incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 9, 2023.

10.27#	Summary of Brighthouse Services, LLC ICOLI Supplemental Death Benefit Only Plan is incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K, filed on February 23, 2023.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries as of December 31, 2024.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#	Brighthouse Financial, Inc. Accounting Restatement Compensation Recovery Policy is incorporated by reference to our 2023 Annual Report.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:	/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2025
Eric T. Steigerwalt
/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Edward A. Spehar
/s/ Richard A. Cook	Interim Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Richard A. Cook
/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 28, 2025
C. Edward Chaplin
/s/ Stephen C. Hooley	Director	February 28, 2025
Stephen C. Hooley
/s/ Michael J. Inserra	Director	February 28, 2025
Michael J. Inserra
/s/ Carol D. Juel	Director	February 28, 2025
Carol D. Juel
/s/ Eileen A. Mallesch	Director	February 28, 2025
Eileen A. Mallesch
/s/ Diane E. Offereins	Director	February 28, 2025
Diane E. Offereins
/s/ Paul M. Wetzel	Director	February 28, 2025
Paul M. Wetzel
/s/ Lizabeth H. Zlatkus	Director	February 28, 2025
Lizabeth H. Zlatkus