Form 10-Q
period 2025-03-31
Brighthouse Financial, Inc.
filed 2025-05-09
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 6, 2025, 57,408,986 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2025 (Unaudited) and December 31, 2024 and for the Three Months Ended March 31, 2025 and 2024 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	12
	Note 4 — Market Risk Benefits	16
	Note 5 — Separate Accounts	16
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	18
	Note 7 — Investments	19
	Note 8 — Derivatives	31
	Note 9 — Fair Value	36
	Note 10 — Equity	45
	Note 11 — Other Revenues and Other Expenses	47
	Note 12 — Earnings Per Common Share	48
	Note 13 — Contingencies, Commitments and Guarantees	49
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	89
Item 4.	Controls and Procedures	90

Part II — Other Information
Item 1.	Legal Proceedings	90
Item 1A.	Risk Factors	90
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 5.	Other Information	90
Item 6.	Exhibits	91

Signature		92

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,070 and $87,603, respectively; allowance for credit losses of $56 and $81, respectively)	$80,640	$80,055
Trading securities, at estimated fair value	365	—
Equity securities, at estimated fair value	73	77
Mortgage loans (net of allowance for credit losses of $209 and $178, respectively)	23,051	23,286
Policy loans	1,436	2,024
Limited partnerships and limited liability companies	4,839	4,827
Short-term investments, principally at estimated fair value	1,569	1,868
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	5,284	5,250
Total investments	117,257	117,387
Cash and cash equivalents	4,667	5,045
Accrued investment income	1,267	1,277
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	21,188	21,126
Deferred policy acquisition costs and value of business acquired	4,672	4,710
Current income tax recoverable	20	19
Deferred income tax asset	1,808	1,875
Market risk benefit assets	914	1,092
Other assets	364	370
Separate account assets	82,524	85,636
Total assets	$234,681	$238,537
Liabilities and Equity
Liabilities
Future policy benefits	$31,834	$31,475
Policyholder account balances	85,618	87,989
Market risk benefit liabilities	9,165	8,329
Other policy-related balances	3,866	3,878
Payables for collateral under securities loaned and other transactions	3,904	3,891
Long-term debt	3,155	3,155
Other liabilities	9,311	9,160
Separate account liabilities	82,524	85,636
Total liabilities	229,377	233,513
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 123,983,633 and 123,480,326 shares issued, respectively; 57,868,389 and 58,629,049 shares outstanding, respectively	1	1
Additional paid-in capital	13,939	13,927
Retained earnings (deficit)	(1,387)	(1,119)
Treasury stock, at cost; 66,115,244 and 64,851,277 shares, respectively	(2,644)	(2,572)
Accumulated other comprehensive income (loss)	(4,670)	(5,278)
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,239	4,959
Noncontrolling interests	65	65
Total equity	5,304	5,024
Total liabilities and equity	$234,681	$238,537
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums	$186	$202
Universal life and investment-type product policy fees	543	436
Net investment income	1,297	1,254
Other revenues	136	145
Net investment gains (losses)	(83)	(42)
Net derivative gains (losses)	311	(1,921)
Total revenues	2,390	74
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	649	968
Interest credited to policyholder account balances	561	502
Amortization of deferred policy acquisition costs and value of business acquired	148	151
Change in market risk benefits	893	(1,440)
Other expenses	493	507
Total expenses	2,744	688
Income (loss) before provision for income tax	(354)	(614)
Provision for income tax expense (benefit)	(88)	(123)
Net income (loss)	(266)	(491)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(268)	(493)
Less: Preferred stock dividends	26	26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(294)	$(519)
Comprehensive income (loss)	$342	$(658)
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$340	$(660)

Earnings per common share
Basic	$(5.04)	$(8.22)
Diluted	$(5.04)	$(8.22)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
Treasury stock acquired in connection with share repurchases					(59)		(59)		(59)
Share-based compensation		—	38		(13)		25		25
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(268)			(268)	2	(266)
Other comprehensive income (loss), net of income tax						608	608		608
Balance at March 31, 2025	$—	$1	$13,939	$(1,387)	$(2,644)	$(4,670)	$5,239	$65	$5,304

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	11		(11)		—		—
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(493)			(493)	2	(491)
Other comprehensive income (loss), net of income tax						(167)	(167)		(167)
Balance at March 31, 2024	$—	$1	$13,989	$(2,000)	$(2,382)	$(5,413)	$4,195	$65	$4,260
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$146	$(530)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,140	2,277
Trading securities	6	—
Equity securities	12	24
Mortgage loans	448	281
Limited partnerships and limited liability companies	87	78
Purchases of:
Fixed maturity securities	(2,821)	(2,438)
Trading securities	(18)	—
Equity securities	(8)	(1)
Mortgage loans	(362)	(448)
Limited partnerships and limited liability companies	(65)	(79)
Cash received in connection with freestanding derivatives	3,348	3,564
Cash paid in connection with freestanding derivatives	(4,110)	(3,174)
Net change in policy loans	588	(320)
Net change in short-term investments	318	(187)
Net change in other invested assets	—	(202)
Net cash provided by (used in) investing activities	563	(625)
Cash flows from financing activities
Policyholder account balances:
Deposits	5,135	7,814
Withdrawals	(5,968)	(6,447)
Net change in payables for collateral under securities loaned and other transactions	13	(17)
Dividends on preferred stock	(26)	(26)
Treasury stock acquired in connection with share repurchases	(59)	(62)
Financing element on certain derivative instruments and other derivative related transactions, net	(167)	(122)
Other, net	(15)	(13)
Net cash provided by (used in) financing activities	(1,087)	1,127
Change in cash, cash equivalents and restricted cash	(378)	(28)
Cash, cash equivalents and restricted cash, beginning of period	5,045	3,851
Cash, cash equivalents and restricted cash, end of period	$4,667	$3,823
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$6	$6
Income tax	$7	$4
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2024 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2024 Annual Report.
Summary of Significant Accounting Policies
In connection with the establishment of a trading portfolio comprised of fixed income securities, the Company updated its impacted accounting policies as described below. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies that did not change.
Investments
Trading Securities
The Company’s trading securities consist primarily of fixed maturity securities and are reported at their estimated fair value. Realized and unrealized investment gains (losses) on trading securities are recorded in net investment income on the interim condensed consolidated statements of operations.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2025.

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
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for annual periods starting with fiscal year 2025, and is to be applied on a prospective basis with the option of retrospective application. The Company is currently evaluating the impact of this guidance on its financial statements.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities. The Company did not have trading securities prior to the first quarter of 2025.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Investment gains (losses) on trading securities measured at estimated fair value through net investment income; and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
•Change in market risk benefits (“MRB”); and
•Change in fair value of the crediting rate on experience-rated contracts and market value adjustments on institutional group annuities that are economically offset by gains (losses) on the related trading securities (“Market Value Adjustments”).
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

	Three Months Ended March 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,590	$281	$368	$151	$2,390
Less: Revenues excluded from adjusted earnings (1)	246	(10)	1	(3)
Less: Segment expenses:
Policyholder benefits and claims	110	187	352	—
Interest credited to policyholder account balances, excluding market value adjustments	358	27	60	106
Amortization of DAC and VOBA	126	22	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	363	45	36	11
Less: Provision for income tax expense (benefit)	73	1	(17)	(5)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	26
Adjusted earnings (loss)	$314	$9	$(64)	$(24)	235

Adjustments for:
Net investment gains (losses)					(83)
Investment gains (losses) on trading securities					6
Net derivative gains (losses), excluding investment hedge adjustments of $0					311
Change in market risk benefits					(893)
Market value adjustments					(10)
Provision for income tax (expense) benefit					140
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(294)

Interest revenue	$753	$107	$272	$159

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended March 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$(464)	$207	$146	$185	$74
Less: Revenues excluded from adjusted earnings (1)	(1,768)	(10)	(210)	12
Less: Segment expenses:
Policyholder benefits and claims	145	150	673	—
Interest credited to policyholder account balances, excluding market value adjustments	303	25	69	109
Amortization of DAC and VOBA	127	24	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	344	64	46	15
Less: Provision for income tax expense (benefit)	72	(10)	(91)	17
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	26
Adjusted earnings (loss)	$313	$(36)	$(341)	$(34)	(98)

Adjustments for:
Net investment gains (losses)					(42)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $13					(1,934)
Change in market risk benefits					1,440
Market value adjustments					4
Provision for income tax (expense) benefit					111
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(519)

Interest revenue	$676	$107	$316	$168
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses), investment gains (losses) on trading securities and net derivative gains (losses), excluding investment hedge adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Annuities	$160,690	$163,830
Life	26,147	26,261
Run-off	25,034	24,873
Corporate & Other	22,810	23,573
Total	$234,681	$238,537

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Annuity products	$592	$628
Life insurance products	275	148
Other products	(2)	7
Total	$865	$783
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months ended March 31, 2025 and 2024.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2025			2024
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,808	$—	$—	$2,974	$—	$—
Beginning balance at original discount rate	3,161	—	—	3,234	—	—
Effect of model refinements	—	—	—	1	—	—
Effect of actual variances from expected experience	(4)	—	—	(7)	—	—
Adjusted beginning of period balance	3,157	—	—	3,228	—	—
Issuances	5	—	—	24	—	—
Interest accrual	28	—	—	29	—	—
Net premiums collected	(83)	—	—	(92)	—	—
Ending balance at original discount rate	3,107	—	—	3,189	—	—
Effect of changes in discount rate assumptions	(320)	—	—	(308)	—	—
Balance, end of period	$2,787	$—	$—	$2,881	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,325	$3,763	$6,118	$5,507	$3,754	$6,697
Beginning balance at original discount rate	5,989	4,161	6,876	6,023	4,031	7,085
Effect of model refinements	1	—	—	1	—	—
Effect of actual variances from expected experience	2	(21)	(19)	(5)	4	(2)
Adjusted beginning of period balance	5,992	4,140	6,857	6,019	4,035	7,083
Issuances	6	81	—	25	99	—
Interest accrual	55	40	74	55	38	77
Benefit payments	(150)	(101)	(133)	(153)	(104)	(147)
Ending balance at original discount rate	5,903	4,160	6,798	5,946	4,068	7,013
Effect of changes in discount rate assumptions	(592)	(350)	(689)	(619)	(351)	(576)
Balance, end of period	$5,311	$3,810	$6,109	$5,327	$3,717	$6,437
Net liability for future policy benefits, end of period	$2,524	$3,810	$6,109	$2,446	$3,717	$6,437
Less: Reinsurance recoverable, end of period	27	31	59	38	30	62
Net liability for future policy benefits, after reinsurance recoverable	$2,497	$3,779	$6,050	$2,408	$3,687	$6,375
Weighted-average duration of liability	7.5 years	7.9 years	11.5 years	8.7 years	8.1 years	11.6 years
Weighted-average interest accretion rate	3.93%	4.05%	4.46%	3.94%	3.99%	4.46%
Current discount rate	5.24%	5.31%	5.54%	5.24%	5.24%	5.32%
Gross premiums or assessments recognized during period	$140	$108	$—	$140	$123	$—
Expected future gross premiums, undiscounted	$5,780	$—	$—	$6,057	$—	$—
Expected future gross premiums, discounted	$4,263	$—	$—	$4,553	$—	$—
Expected future benefit payments, undiscounted	$8,022	$5,859	$13,173	$8,232	$5,765	$13,622
Expected future benefit payments, discounted	$5,903	$4,160	$6,798	$5,946	$4,068	$7,013

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$8,986	$7,607
Beginning balance before the effect of unrealized gains and losses	9,277	7,784
Effect of actual variances from expected experience	63	40
Adjusted beginning of period balance	9,340	7,824
Interest accrual	113	94
Net assessments collected	116	103
Benefit payments	(146)	(115)
Ending balance before the effect of unrealized gains and losses	9,423	7,906
Effect of unrealized gains and losses	(250)	(220)
Balance, end of period	9,173	7,686
Less: Reinsurance recoverable, end of period	1,551	1,447
Net additional liability, after reinsurance recoverable	$7,622	$6,239
Weighted-average duration of liability	6.6 years	6.7 years
Weighted-average interest accretion rate	4.95%	4.93%
Gross assessments recognized during period	$257	$254
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,616	$20,286
Long-term care insurance (1)	5,191	5,375
ULSG liabilities, including liability for profits followed by losses	965	2,591
Participating whole life insurance (2)	3,233	3,128
Deferred profit liabilities	452	480
Other	377	385
Total liability for future policy benefits	$31,834	$32,245
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2025 and 2024, and 39% and 41% of gross traditional life insurance premiums for the three months ended March 31, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	69	14	1,984	105	157	—
Surrenders and withdrawals	(29)	(147)	(1,614)	(300)	(6)	—
Benefit payments	(17)	(24)	(86)	(95)	(14)	(2)
Net transfers from (to) separate account	6	35	—	—	—	(495)
Interest credited	25	24	192	141	39	6
Policy charges	(47)	(5)	(8)	—	(245)	(2)
Changes related to embedded derivatives	—	—	(1,177)	—	—	—
Balance, end of period	$2,597	$3,730	$47,896	$14,516	$4,710	$673
Weighted-average crediting rate (2)	0.96%	0.63%	0.48%	0.97%	0.82%	0.65%
Three Months Ended March 31, 2024
Balance, beginning of period	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	61	19	2,052	637	162	—
Surrenders and withdrawals	(22)	(187)	(1,274)	(441)	(4)	—
Benefit payments	(15)	(25)	(77)	(84)	(17)	(3)
Net transfers from (to) separate account	16	34	—	—	—	200
Interest credited	25	28	138	139	40	8
Policy charges	(54)	(6)	(4)	—	(249)	(2)
Changes related to embedded derivatives	—	—	1,888	—	—	—
Balance, end of period	$2,561	$4,170	$44,350	$14,923	$4,984	$856
Weighted-average crediting rate (2)	0.98%	0.66%	0.41%	0.94%	0.80%	1.06%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$74,122	$71,844
Funding agreements classified as investment contracts	10,116	11,245
Institutional group annuities	401	—
Other investment contract liabilities	979	1,070
Total policyholder account balances	$85,618	$84,159

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2025
Annuities (1):
Less than 2.00%	$564	$116	$229	$8,821	$9,730
2.00% to 3.99%	6,836	490	589	333	8,248
Greater than 3.99%	769	—	—	—	769
Total	$8,169	$606	$818	$9,154	$18,747
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$341	$341
2.00% to 3.99%	—	522	47	126	695
Greater than 3.99%	1,516	—	—	—	1,516
Total	$1,516	$522	$47	$467	$2,552
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,031	1,366	1,584	235	4,216
Greater than 3.99%	478	—	—	—	478
Total	$1,509	$1,366	$1,584	$235	$4,694
December 31, 2024
Annuities (1):
Less than 2.00%	$562	$126	$240	$8,769	$9,697
2.00% to 3.99%	7,160	462	492	385	8,499
Greater than 3.99%	783	—	—	—	783
Total	$8,505	$588	$732	$9,154	$18,979
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$317	$317
2.00% to 3.99%	—	522	48	131	701
Greater than 3.99%	1,530	—	—	—	1,530
Total	$1,530	$522	$48	$448	$2,548
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,233	$9,701
Balance, beginning of period, before effect of changes in nonperformance risk	5,219	7,326
Decrements	(23)	(30)
Effect of actual different from expected experience	(19)	—
Effect of changes in interest rates	676	(988)
Effect of changes in fund returns	87	(630)
Issuances	1	—
Effect of changes in risk margin	13	(39)
Aging of the block and other	248	348
Balance, end of period, before effect of changes in nonperformance risk	6,202	5,987
Effect of changes in nonperformance risk	2,049	2,157
Balance, end of period	8,251	8,144
Less: Reinsurance recoverable, end of period	30	27
Balance, end of period, net of reinsurance (1)	$8,221	$8,117
Weighted-average attained age of contract holder	74.0 years	73.2 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2025 and 2024, with the exception of $30 million and $8 million, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2025			2024
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,151	$6,419	$1,808	$79,990	$5,921	$2,162
Premiums and deposits	230	38	—	203	39	—
Surrenders and withdrawals	(2,038)	(63)	(3)	(1,948)	(62)	(3)
Benefit payments	(415)	(28)	(5)	(399)	(16)	(5)
Investment performance	(522)	(180)	(32)	4,496	444	113
Policy charges	(487)	(55)	(17)	(506)	(51)	(13)
Net transfers from (to) general account	(35)	(6)	495	(34)	(16)	(200)
Other	5	—	3	(10)	—	—
Balance, end of period	$73,889	$6,125	$2,249	$81,792	$6,259	$2,054

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$82,263	$90,105
Variable income annuities	239	207
Pension risk transfer annuities	22	20
Total separate account liabilities	$82,524	$90,332
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Equity securities	$82,309	$85,423
Fixed maturity securities	210	207
Cash and cash equivalents	1	2
Other assets	4	4
Total aggregate estimated fair value of assets	$82,524	$85,636
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,597	$3,730	$47,896	$14,516	$4,710	$673
Separate account liabilities	6,125	73,889	—	—	—	2,249
Total account balances	$8,722	$77,619	$47,896	$14,516	$4,710	$2,922
Net amount at risk	$32,855	$13,271	N/A	N/A	$63,157	$2,607
Cash surrender value	$8,130	$77,248	$46,235	$14,248	$4,269	$2,692
March 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,561	$4,170	$44,350	$14,923	$4,984	$856
Separate account liabilities	6,259	81,792	—	—	—	2,054
Total account balances	$8,820	$85,962	$44,350	$14,923	$4,984	$2,910
Net amount at risk	$34,968	$12,269	N/A	N/A	$64,837	$2,685
Cash surrender value	$8,245	$85,533	$41,958	$14,260	$4,455	$2,381
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2025
DAC:
Balance, beginning of period	$2,116	$115	$1,462	$310	$332
Capitalization	10	1	94	—	5
Amortization	(54)	—	(64)	(11)	(10)
Balance, end of period	2,072	116	1,492	299	327
VOBA:
Balance, beginning of period	279	55	—	3	38
Amortization	(7)	(1)	—	—	(1)
Balance, end of period	272	54	—	3	37
Total DAC and VOBA:
Balance, end of period	$2,344	$170	$1,492	$302	$364
Three Months Ended March 31, 2024
DAC:
Balance, beginning of period	$2,301	$110	$1,331	$354	$360
Capitalization	9	4	91	1	3
Amortization	(57)	(2)	(59)	(12)	(11)
Balance, end of period	2,253	112	1,363	343	352
VOBA:
Balance, beginning of period	309	60	—	4	43
Amortization	(8)	(1)	—	—	(1)
Balance, end of period	301	59	—	4	42
Total DAC and VOBA:
Balance, end of period	$2,554	$171	$1,363	$347	$394
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Three Months Ended March 31,
	2025		2024
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$198	$6	$220	$8
Amortization	(5)	—	(6)	—
Balance, end of period	$193	$6	$214	$8

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2025			2024
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$357	$715	$60	$356	$612	$67
Capitalization	11	39	—	9	42	—
Amortization	(9)	(18)	(2)	(9)	(14)	(2)
Balance, end of period	$359	$736	$58	$356	$640	$65
7. Investments
See Note 1 to the Interim Condensed Consolidated Financial Statements and Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,837	$21	$292	$3,565	$37,543	$40,894	$47	$215	$3,939	$37,123
Foreign corporate	12,918	29	74	1,334	11,629	13,284	26	53	1,481	11,830
Residential mortgage-backed securities	8,277	4	58	743	7,588	8,120	4	46	875	7,287
U.S. government and agency	7,300	—	105	574	6,831	7,408	—	40	701	6,747
Commercial mortgage-backed securities	6,766	2	6	353	6,417	6,776	4	6	422	6,356
Asset-backed securities	6,171	—	26	69	6,128	6,354	—	33	75	6,312
State and political subdivision	3,781	—	89	331	3,539	3,731	—	81	371	3,441
Foreign government	1,020	—	30	85	965	1,036	—	24	101	959
Total fixed maturity securities	$87,070	$56	$680	$7,054	$80,640	$87,603	$81	$498	$7,965	$80,055
The Company held non-income producing fixed maturity securities with an estimated fair value of $23 million and $30 million at March 31, 2025 and December 31, 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,266	$19,645	$13,175	$28,770	$21,214	$87,070
Estimated fair value	$4,241	$19,212	$12,215	$24,839	$20,133	$80,640
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

	March 31, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$9,377	$606	$17,635	$2,959	$10,764	$719	$17,660	$3,220
Foreign corporate	3,086	363	5,250	971	3,277	351	5,560	1,130
RMBS	1,004	64	4,650	679	1,223	81	4,647	794
U.S. government and agency	1,259	48	1,798	526	2,457	118	1,884	583
CMBS	1,466	75	4,323	278	1,326	90	4,402	332
ABS	1,611	7	985	62	717	10	1,081	65
State and political subdivision	683	52	1,521	279	882	64	1,447	307
Foreign government	250	24	431	61	272	30	431	71
Total fixed maturity securities	$18,736	$1,239	$36,593	$5,815	$20,918	$1,463	$37,112	$6,502
Total number of securities in an unrealized loss position	3,325		5,123		3,362		5,272

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $703 million and $672 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $56 million, relating to 18 securities, at March 31, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$47	$26	$4	$4	$81
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	2	3		(1)	4
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance, end of period	$21	$29	$4	$2	$56
Three Months Ended March 31, 2024
Balance, beginning of period	$15	$—	$5	$1	$21
Allowance on securities where credit losses were not previously recorded	—	4	—	2	6
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	—	—	—	—	—
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$15	$4	$5	$3	$27
_______________
(1)The Company recorded total write-offs of $33 million for the three months ended March 31, 2025. The Company did not record any write-offs for the three months ended March 31, 2024.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$13,134	57.0%	$13,330	57.2%
Agricultural	4,543	19.7	4,591	19.7
Residential	5,583	24.2	5,543	23.8
Total mortgage loans (1)	23,260	100.9	23,464	100.7
Allowance for credit losses	(209)	(0.9)	(178)	(0.7)
Total mortgage loans, net	$23,051	100.0%	$23,286	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $178 million and $161 million for the three months ended March 31, 2025 and 2024, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $126 million and $132 million at March 31, 2025 and December 31, 2024, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	40	4	(1)	43
Charge-offs, net of recoveries	—	(12)	—	(12)
Balance, end of period	$146	$22	$41	$209
Three Months Ended March 31, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	9	—	(4)	5
Balance, end of period	$78	$19	$45	$142

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
March 31, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$26	$639	$198	$292	$1,848	$2,954	$5,957
65% to 75%	42	208	—	984	680	1,231	3,145
76% to 80%	—	—	—	117	201	823	1,141
Greater than 80%	31	—	—	950	271	1,639	2,891
Total commercial mortgage loans	99	847	198	2,343	3,000	6,647	13,134
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	75	372	201	589	1,061	2,011	4,309
65% to 75%	—	—	17	80	111	25	233
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	75	372	218	669	1,172	2,037	4,543
Residential mortgage loans
Performing	5	729	215	1,234	1,605	1,670	5,458
Nonperforming	—	—	—	48	25	52	125
Total residential mortgage loans	5	729	215	1,282	1,630	1,722	5,583
Total	$179	$1,948	$631	$4,294	$5,802	$10,406	$23,260

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,684	89.0%	$12,033	90.3%
1.00x - 1.20x	847	6.4	801	6.0
Less than 1.00x	603	4.6	496	3.7
Total	$13,134	100.0%	$13,330	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2025 and December 31, 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2025				December 31, 2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,985	$4,498	$5,456	$22,939	$13,210	$4,566	$5,423	$23,199
30-59 days past due	30	6	2	38	—	—	2	2
60-89 days past due	—	6	33	39	—	—	36	36
90-179 days past due	—	24	42	66	21	9	36	66
180+ days past due	119	9	50	178	99	16	46	161
Total	$13,134	$4,543	$5,583	$23,260	$13,330	$4,591	$5,543	$23,464
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2025	$149	$9	$125	$283
December 31, 2024	$120	$25	$118	$263
_______________
(1) The Company had $10 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2025 and December 31, 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was less than $1 million for both the three months ended March 31, 2025 and 2024.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the three months ended March 31, 2025 and 2024.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities	$(6,374)	$(7,467)
Derivatives	445	469
Other	(5)	(12)
Subtotal	(5,934)	(7,010)
Amounts allocated from:
Future policy benefits	836	977
Deferred income tax benefit (expense)	1,071	1,267
Net unrealized investment gains (losses)	$(4,027)	$(4,766)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2025
(In millions)
Balance at December 31, 2024	$(4,766)
Unrealized investment gains (losses) during the period	1,076
Unrealized investment gains (losses) relating to:
Future policy benefits	(141)
Deferred income tax benefit (expense)	(196)
Balance at March 31, 2025	$(4,027)
Change in net unrealized investment gains (losses)	$739
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2025 and December 31, 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2025	December 31, 2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,551	$3,582
Estimated fair value	$3,189	$3,127
Cash collateral received from counterparties (2)	$3,254	$3,210
Reinvestment portfolio — estimated fair value	$3,282	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$529	$1,158	$1,192	$2,879	$490	$1,467	$886	$2,843
U.S. corporate	—	217	—	217	—	248	—	248
Foreign corporate	—	142	—	142	—	105	—	105
Foreign government	—	16	—	16	—	14	—	14
Total	$529	$1,533	$1,192	$3,254	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2025 was $518 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. and foreign corporate securities, U.S. government and agency securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,420	$6,249
Invested assets held in trust (reinsurance agreements) (2)	7,924	8,274
Invested assets pledged as collateral (3)	12,555	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$26,899	$26,994
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $28 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $182 million and $334 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $223 million and $222 million at redemption value at March 31, 2025 and December 31, 2024, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2025 or December 31, 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,276	$15,196	$14,375	$15,474
Limited partnerships and LLCs	4,266	5,272	4,236	5,278
Total	$18,542	$20,468	$18,611	$20,752
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Investment income:
Fixed maturity securities	$924	$919
Trading securities (1)	11	—
Equity securities	—	2
Mortgage loans	257	245
Policy loans	18	14
Limited partnerships and LLCs (2)	71	74
Cash, cash equivalents and short-term investments	72	61
Other	27	25
Total investment income	1,380	1,340
Less: Investment expenses	83	86
Net investment income	$1,297	$1,254
_______________
(1)Investment gains (losses) were $6 million related to trading securities still held for the three months ended March 31, 2025. There were no investment gains (losses) related to trading securities still held for the three months ended March 31, 2024.
(2)Includes net investment income pertaining to other limited partnership interests of $56 million and $93 million for the three months ended March 31, 2025 and 2024, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fixed maturity securities	$(34)	$(38)
Equity securities	(3)	1
Mortgage loans	(43)	(5)
Limited partnerships and LLCs	(1)	—
Other	(2)	—
Total net investment gains (losses)	$(83)	$(42)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for both the three months ended March 31, 2025 and 2024.

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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Proceeds	$687	$680
Gross investment gains	$3	$2
Gross investment losses	(28)	(34)
Net investment gains (losses)	$(25)	$(32)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$2	$—	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,791	428	27	3,823	439	25
Total qualifying hedges		4,291	430	27	4,323	448	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	43,020	169	267	69,303	131	444
Interest rate floors	Interest rate	8,500	4	12	8,000	1	30
Interest rate caps	Interest rate	7,850	4	8	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	28,300	29	359	23,060	11	371
Interest rate forwards	Interest rate	13,499	52	1,423	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	674	105	1	685	113	—
Foreign currency forwards	Foreign currency exchange rate	384	2	1	386	12	—
Credit default swaps — written	Credit	780	16	—	780	19	—
Equity futures	Equity market	172	1	—	316	—	1
Equity index options	Equity market	60,308	1,660	1,201	39,897	1,722	1,041
Equity total return swaps	Equity market	103,601	1,685	1,988	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		267,088	3,727	5,260	273,101	3,687	5,223
Total		$271,379	$4,157	$5,287	$277,424	$4,135	$5,248
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2025 and December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended March 31, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$1	$(7)
Foreign currency exchange rate	3	(3)	13	—	(10)
Total cash flow hedges	6	(3)	14	1	(17)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	388	—	—	—	—
Foreign currency exchange rate	(15)	1	—	—	—
Credit	(1)	—	—	—	—
Equity market	(1,242)	—	—	—	—
Embedded	1,177	—	—	—	—
Total non-qualifying hedges	307	1	—	—	—
Total	$313	$(2)	$14	$1	$(17)
Three Months Ended March 31, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$—	$2	$9
Foreign currency exchange rate	—	(1)	13	—	44
Total cash flow hedges	3	(1)	13	2	53
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(782)	—	—	—	—
Foreign currency exchange rate	31	(3)	—	—	—
Credit	6	—	—	—	—
Equity market	711	—	—	—	—
Embedded	(1,886)	—	—	—	—
Total non-qualifying hedges	(1,920)	(3)	—	—	—
Total	$(1,917)	$(4)	$13	$2	$53
At March 31, 2025 and December 31, 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At March 31, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $445 million and $469 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.5	$2	$100	2.7
Baa	12	652	5.0	7	300	4.5
Ba	2	24	1.7	10	376	4.8
Caa and Lower	—	4	0.7	—	4	1.0
Total	$16	$780	4.5	$19	$780	4.4
_______________
(1)The Company has written credit protection on index references. The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s, S&P and Fitch. If no rating is available from a rating agency, then an internally developed rating is used.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2025
Derivative assets	$4,334	$(3,506)	$(618)	$210	$(191)	$19
Derivative liabilities	$5,572	$(3,506)	$(1)	$2,065	$(2,042)	$23
December 31, 2024
Derivative assets	$4,140	$(3,039)	$(540)	$561	$(559)	$2
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,066	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,940	$4,883
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

	March 31, 2025
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,975	$568	$37,543
Foreign corporate	—	11,531	98	11,629
RMBS	—	7,556	32	7,588
U.S. government and agency	2,702	4,129	—	6,831
CMBS	—	6,412	5	6,417
ABS	—	5,825	303	6,128
State and political subdivision	—	3,539	—	3,539
Foreign government	—	943	22	965
Total fixed maturity securities	2,702	76,910	1,028	80,640
Trading securities	66	299	—	365
Equity securities	53	6	14	73
Short-term investments	1,198	369	2	1,569
Derivative assets: (1)
Interest rate	—	260	—	260
Foreign currency exchange rate	—	528	7	535
Credit	—	14	2	16
Equity market	1	3,345	—	3,346
Total derivative assets	1	4,147	9	4,157
Embedded derivatives on index-linked annuities (2)	—	—	38	38
Market risk benefit assets	—	—	914	914
Separate account assets	3	82,521	—	82,524
Total assets	$4,023	$164,252	$2,005	$170,280
Liabilities
Market risk benefit liabilities	$—	$—	$9,165	$9,165
Derivative liabilities: (1)
Interest rate	—	2,069	—	2,069
Foreign currency exchange rate	—	29	—	29
Equity market	—	3,189	—	3,189
Total derivative liabilities	—	5,287	—	5,287
Embedded derivatives on index-linked annuities (2)	—	—	9,963	9,963
Total liabilities	$—	$5,287	$19,128	$24,415

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2024
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,427	$696	$37,123
Foreign corporate	—	11,434	396	11,830
RMBS	—	7,270	17	7,287
U.S. government and agency	2,731	4,016	—	6,747
CMBS	—	6,330	26	6,356
ABS	—	5,990	322	6,312
State and political subdivision	—	3,441	—	3,441
Foreign government	—	938	21	959
Total fixed maturity securities	2,731	75,846	1,478	80,055
Trading securities	—	—	—	—
Equity securities	56	6	15	77
Short-term investments	1,414	452	2	1,868
Derivative assets: (1)
Interest rate	—	287	—	287
Foreign currency exchange rate	—	557	7	564
Credit	—	17	2	19
Equity market	—	3,265	—	3,265
Total derivative assets	—	4,126	9	4,135
Embedded derivatives on index-linked annuities (2)	—	—	47	47
Market risk benefit assets	—	—	1,092	1,092
Separate account assets	3	85,633	—	85,636
Total assets	$4,204	$166,063	$2,643	$172,910
Liabilities
Market risk benefit liabilities	$—	$—	$8,329	$8,329
Derivative liabilities: (1)
Interest rate	—	2,735	—	2,735
Foreign currency exchange rate	—	25	—	25
Equity market	1	2,487	—	2,488
Total derivative liabilities	1	5,247	—	5,248
Embedded derivatives on index-linked annuities (2)	—	—	11,540	11,540
Total liabilities	$1	$5,247	$19,869	$25,117
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
Additional controls are performed, such as, balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2025.
Determination of Fair Value
Fixed Maturity Securities
The fair values for actively traded marketable bonds designated as available-for-sale or trading securities, primarily U.S. government and agency securities, are determined using the quoted market prices and are classified as Level 1 assets. For securities classified as Level 2 assets, fair values are determined using either a market or income approach and are valued based on a variety of observable inputs as described below.
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
The fair values for exchange-traded derivatives are determined using the quoted market prices and are classified as Level 1 assets or liabilities. For OTC-bilateral derivatives and OTC-cleared derivatives classified as Level 2 assets or liabilities, fair values are determined using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models which are based on market standard valuation methodologies and a variety of observable inputs.
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

					March 31, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.25%	-	22.89%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.45%	-	1.48%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.21%	-	1.75%	0.30%	-	1.63%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$1,092	$365	$21	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(8)	—	—	(1)	—	—	1,177
Total realized/unrealized gains (losses) included in AOCI	8	(1)	1	—	—	—	—
Purchases (5)	43	69	—	—	—	—	—
Sales (5)	(27)	(32)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	391
Transfers into Level 3 (6)	4	—	—	—	—	—	—
Transfers out of Level 3 (6)	(446)	(61)	—	—	—	—	—
Balance, end of period	$666	$340	$22	$14	$2	$9	$(9,925)
Three Months Ended March 31, 2024
Balance, beginning of period	$1,320	$380	$36	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(5)	—	—	—	—	(3)	(1,886)
Total realized/unrealized gains (losses) included in AOCI	(8)	—	—	—	—	—	—
Purchases (5)	37	147	—	—	—	2	—
Sales (5)	(28)	(5)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	131
Transfers into Level 3 (6)	15	—	—	—	—	—	—
Transfers out of Level 3 (6)	(64)	(40)	(15)	—	—	(6)	—
Balance, end of period	$1,267	$482	$21	$25	$—	$11	$(9,941)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (7)	$24	$—	$—	$(1)	$—	$—	$950
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2025 (7)	$(19)	$(2)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (7)	$(3)	$—	$—	$—	$—	$(3)	$(2,040)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2024 (7)	$(19)	$(2)	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,051	$—	$—	$21,553	$21,553
Policy loans	$1,436	$—	$568	$986	$1,554
Other invested assets	$235	$—	$224	$11	$235
Premiums, reinsurance and other receivables	$8,682	$—	$176	$9,360	$9,536
Liabilities
Policyholder account balances	$30,851	$—	$—	$30,551	$30,551
Long-term debt	$3,155	$—	$2,768	$—	$2,768
Other liabilities	$1,463	$—	$825	$638	$1,463
Separate account liabilities	$1,149	$—	$1,149	$—	$1,149

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,286	$—	$—	$21,373	$21,373
Policy loans	$2,024	$—	$1,161	$943	$2,104
Other invested assets	$233	$—	$222	$11	$233
Premiums, reinsurance and other receivables	$8,527	$—	$55	$9,222	$9,277
Liabilities
Policyholder account balances	$31,928	$—	$—	$31,563	$31,563
Long-term debt	$3,155	$—	$2,787	$—	$2,787
Other liabilities	$1,338	$—	$691	$647	$1,338
Separate account liabilities	$1,246	$—	$1,246	$—	$1,246
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both March 31, 2025 and December 31, 2024:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended March 31,
	2025		2024
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7
B	$421.88	7	$421.88	7
C	$335.94	8	$335.94	8
D	$289.06	4	$289.06	4
Total		$26		$26
Common Stock Repurchase Program
During the three months ended March 31, 2025 and 2024, BHF repurchased 1,062,596 and 1,247,311 shares, respectively, of its common stock through open market purchases pursuant to Rule 10b5-1 plans for $59 million and $62 million, respectively. At March 31, 2025, BHF had $484 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2024	$(5,137)	$371	$(1,603)	$1,149	$(58)	$(5,278)
OCI before reclassifications	928	(17)	(27)	(155)	15	744
Deferred income tax benefit (expense) (3)	(194)	4	5	33	(4)	(156)
AOCI before reclassifications, net of income tax	(4,403)	358	(1,625)	1,027	(47)	(4,690)
Amounts reclassified from AOCI	31	(7)	—	—	2	26
Deferred income tax benefit (expense) (3)	(7)	1	—	—	—	(6)
Amounts reclassified from AOCI, net of income tax	24	(6)	—	—	2	20
Balance at March 31, 2025	$(4,379)	$352	$(1,625)	$1,027	$(45)	$(4,670)

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2023	$(4,317)	$277	$(1,881)	$720	$(45)	$(5,246)
OCI before reclassifications	(820)	53	215	315	(9)	(246)
Deferred income tax benefit (expense) (3)	171	(11)	(45)	(66)	2	51
AOCI before reclassifications, net of income tax	(4,966)	319	(1,711)	969	(52)	(5,441)
Amounts reclassified from AOCI	36	(3)	—	—	1	34
Deferred income tax benefit (expense) (3)	(7)	1	—	—	—	(6)
Amounts reclassified from AOCI, net of income tax	29	(2)	—	—	1	28
Balance at March 31, 2024	$(4,937)	$317	$(1,711)	$969	$(51)	$(5,413)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2025	2024
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(25)	$(34)	Net investment gains (losses)
Net unrealized investment gains (losses)	(6)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(31)	(36)
Income tax (expense) benefit	7	7
Net unrealized investment gains (losses), net of income tax	(24)	(29)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	—	Net derivative gains (losses)
Interest rate swaps	1	3	Net investment income
Foreign currency swaps	3	—	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	7	3
Income tax (expense) benefit	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	6	2
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	(1)
Amortization of defined benefit plans, before income tax	(2)	(1)
Income tax (expense) benefit	—	—
Amortization of defined benefit plans, net of income tax	(2)	(1)
Total reclassifications, net of income tax	$(20)	$(28)
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
Other revenues included 12b-1 fees of $65 million and $67 million for the three months ended March 31, 2025 and 2024, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Compensation	$130	$111
Contracted services and other labor costs	72	63
Transition services agreements	3	7
Premium and other taxes, licenses and fees	16	11
Separate account fees	83	92
Volume related costs, excluding compensation, net of DAC capitalization	132	147
Interest expense on debt	38	38
Other	19	38
Total other expenses	$493	$507
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(294)	$(519)

Weighted average common shares outstanding — basic	58,258,125	63,036,773
Dilutive effect of share-based awards	—	—
Weighted average common shares outstanding — diluted	58,258,125	63,036,773

Earnings per common share:
Basic	$(5.04)	$(8.22)
Diluted	$(5.04)	$(8.22)
For both the three months ended March 31, 2025 and 2024, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2025.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff has filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a universal life insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff seeks to certify a class of similarly situated owners of universal life insurance policies issued or administered by defendants and alleges that cost of insurance charges were based on improper factors and should have decreased over time due to improving mortality but did not. Plaintiff alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorney’s fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. Brighthouse Life Insurance Company of NY, was initially named as a defendant when the lawsuit was filed, but was dismissed as a defendant, without prejudice, in April 2022. The Company intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of March 31, 2025, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $249 million and $271 million at March 31, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.7 billion at March 31, 2025 and December 31, 2024, respectively.

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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both March 31, 2025 and December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025; and (iii) our current reports on Form 8-K filed in 2025.
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
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties included in our 2024 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows.
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
Our Results of Operations discussion and analysis presents a review for the three months ended March 31, 2025 and 2024 and period-over-period comparisons between these periods.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. See “Business — Segment Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” included in our 2024 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments.

Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(382)	$(642)
Less: Provision for income tax expense (benefit)	(88)	(123)
Net income (loss) available to shareholders (1)	$(294)	$(519)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$287	$(110)
Less: Provision for income tax expense (benefit)	52	(12)
Adjusted earnings (loss) (1)	$235	$(98)
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended March 31, 2025, we had net loss available to shareholders of $294 million and adjusted earnings of $235 million compared to net loss available to shareholders of $519 million and an adjusted loss of $98 million for the three months ended March 31, 2024. Net loss available to shareholders for the three months ended March 31, 2025 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on mortgage loans and net investment losses on sales of fixed maturity securities. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings and a favorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from decreasing long-term interest rates.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2024 Annual Report, as amended or supplemented herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield” and “Shield Annuity”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. In September, November and December 2024, the Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
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
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs imposed or threatened by the U.S. or foreign governments, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to Our Investment Portfolio,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Investments” included in our 2024 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2024 Annual Report, as amended or supplemented by our subsequent quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report.
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
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities. The Company did not have trading securities prior to the first quarter of 2025.
The following items are excluded from total revenues in calculating adjusted earnings:
•Net investment gains (losses);
•Investment gains (losses) on trading securities measured at estimated fair value through net investment income; and
•Net derivative gains (losses), excluding earned income and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment (“Investment Hedge Adjustments”).
The following items are excluded from total expenses in calculating adjusted earnings:
•Change in MRBs; and
•Change in fair value of the crediting rate on experience-rated contracts and market value adjustments on institutional group annuities that are economically offset by gains (losses) on the related trading securities (“Market Value Adjustments”).
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
Net investment income (excluding investment gains (losses) on trading securities) plus Investment Hedge Adjustments reduced by Interest credited to policyholder account balances (excluding Market Value Adjustments) and interest on future policy benefits.

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
Adjusted Net Investment Income
Adjusted net investment income is used by management to measure our performance, and we believe it enhances the understanding of our investment portfolio results. Adjusted net investment income represents GAAP net investment income plus Investment Hedge Adjustments less investment gains (losses) on trading securities. For a reconciliation of adjusted net investment income to net investment income, the most directly comparable GAAP measure, see table note (3) to the summary yield table located in “— Investments — Current Environment — Investment Portfolio Results.”
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues
Premiums	$186	$202
Universal life and investment-type product policy fees	543	436
Net investment income	1,297	1,254
Other revenues	136	145
Net investment gains (losses)	(83)	(42)
Net derivative gains (losses)	311	(1,921)
Total revenues	2,390	74
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	649	968
Interest credited to policyholder account balances	561	502
Amortization of DAC and VOBA	148	151
Change in market risk benefits	893	(1,440)
Interest expense on debt	38	38
Other expenses	455	469
Total expenses	2,744	688
Income (loss) before provision for income tax	(354)	(614)
Provision for income tax expense (benefit)	(88)	(123)
Net income (loss)	(266)	(491)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(268)	(493)
Less: Preferred stock dividends	26	26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(294)	$(519)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Change in market risk benefits	$(893)	$1,440
Net investment gains (losses)	(83)	(42)
Investment gains (losses) on trading securities	6	—
Net derivative gains (losses), excluding investment hedge adjustments	311	(1,934)
Market value adjustments	(10)	4
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	287	(110)
Income (loss) available to shareholders before provision for income tax	(382)	(642)
Provision for income tax expense (benefit)	(88)	(123)
Net income (loss) available to shareholders	$(294)	$(519)

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Loss available to shareholders before provision for income tax was $382 million ($294 million, net of income tax), a lower loss of $260 million ($225 million, net of income tax) from loss available to shareholders before provision for income tax of $642 million ($519 million, net of income tax) in the prior period.
The lower loss before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased in the current period, resulting in a gain of $22 million, and increased in the prior period, resulting in a loss of $212 million.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2025 and 2024”;
•net investment gains (losses) reflecting higher net losses on mortgage loans due to an increase in the allowance for credit losses;
•the U.S. dollar weakening in the current period and strengthening in the prior period, unfavorably impacting foreign currency forwards; and
•the net impact of embedded derivatives and equity options we use to hedge our non-variable annuity business, as equity markets decreased in the current period and increased in the prior period.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 25% in the current period compared to 20% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended March 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(339)	$(1)	$(279)	$325	$(294)
Add: Provision for income tax expense (benefit)	73	1	195	(357)	(88)
Income (loss) available to shareholders before provision for income tax	(266)	—	(84)	(32)	(382)
Less: Net investment gains (losses)	(52)	(4)	(18)	(9)	(83)
Less: Investment gains (losses) on trading securities	6	—	—	—	6
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	292	(6)	19	6	311
Less: Change in market risk benefits	(893)	—	—	—	(893)
Less: Market value adjustments	(6)	—	(4)	—	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	387	10	(81)	(29)	287
Less: Provision for income tax expense (benefit)	73	1	(17)	(5)	52
Adjusted earnings (loss)	$314	$9	$(64)	$(24)	$235

	Three Months Ended March 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(15)	$(46)	$(164)	$(294)	$(519)
Add: Provision for income tax expense (benefit)	72	(10)	(474)	289	(123)
Income (loss) available to shareholders before provision for income tax	57	(56)	(638)	(5)	(642)
Less: Net investment gains (losses)	(24)	(16)	(6)	4	(42)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $13	(1,744)	6	(204)	8	(1,934)
Less: Change in market risk benefits	1,440	—	—	—	1,440
Less: Market value adjustments	—	—	4	—	4
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	385	(46)	(432)	(17)	(110)
Less: Provision for income tax expense (benefit)	72	(10)	(91)	17	(12)
Adjusted earnings (loss)	$313	$(36)	$(341)	$(34)	$(98)

Consolidated Results for the Three Months Ended March 31, 2025 and 2024 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fee income	$679	$581
Net investment spread	711	733
Insurance-related activities	(434)	(738)
Amortization of DAC and VOBA	(148)	(151)
Other expenses	(493)	(507)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	287	(110)
Provision for income tax expense (benefit)	52	(12)
Adjusted earnings (loss)	$235	$(98)
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted earnings were $235 million in the current period, an increase of $333 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a decrease in liability balances in our Run-off segment resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration in the prior period; and
◦an increase in income annuity underwriting margins;
partially offset by
◦higher claims, net of reinsurance, in our Life segment;
•higher net fee income due to:
◦lower ceded cost of insurance fees in our Life and Run-off segments related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦a decline in the net cost of insurance fees driven by the aging in-force business in our Run-off segment;
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns in our Life segment, which is offset in other expenses; and
•lower other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration in our Life and Run-off segments in the prior period;
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns in our Life segment, which is offset in fee income; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
partially offset by
◦higher deferred compensation and operational expenses.

The key unfavorable impact was a lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and actuarial modeling improvements in our Annuities segment; and
◦lower returns on other limited partnerships;
partially offset by
◦higher returns on real estate limited partnerships and limited liability companies (“LLC”);
◦higher average invested assets resulting from positive net flows in the general account; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 17% in the current period compared to 15% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segment Results for the Three Months Ended March 31, 2025 and 2024 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fee income	$526	$545
Net investment spread	395	373
Insurance-related activities	(45)	(62)
Amortization of DAC and VOBA	(126)	(127)
Other expenses	(363)	(344)
Pre-tax adjusted earnings	387	385
Provision for income tax expense (benefit)	73	72
Adjusted earnings	$314	$313
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted earnings were $314 million in the current period, an increase of $1 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account;
◦higher returns on real estate limited partnerships and LLCs; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to higher account balances and actuarial modeling improvements; and
•lower net costs associated with insurance-related activities due to an increase in income annuity underwriting margins.

Key net unfavorable impacts were:
•higher other expenses due to:
◦higher operational expenses;
partially offset by
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower deferred compensation expenses; and
◦lower transition services agreement expenses; and
•lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fee income	$63	$(9)
Net investment spread	51	54
Insurance-related activities	(37)	(3)
Amortization of DAC and VOBA	(22)	(24)
Other expenses	(45)	(64)
Pre-tax adjusted earnings (loss)	10	(46)
Provision for income tax expense (benefit)	1	(10)
Adjusted earnings (loss)	$9	$(36)
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted earnings were $9 million in the current period, an increase of $45 million.
Key net favorable impacts were:
•higher net fee income due to:
◦lower ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦higher ceded cost of insurance fees consistent with unfavorable equity market returns, which is offset in other expenses; and
•lower other expenses due to:
◦higher ceded cost of insurance expenses consistent with unfavorable equity market returns, which is offset in fee income; and
◦the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦higher operational expenses.

The key unfavorable impact was higher net costs associated with insurance-related activities due to higher claims, net of reinsurance.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 10% in the current period compared to 22% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fee income	$95	$40
Net investment spread	212	247
Insurance-related activities	(352)	(673)
Amortization of DAC and VOBA	—	—
Other expenses	(36)	(46)
Pre-tax adjusted earnings (loss)	(81)	(432)
Provision for income tax expense (benefit)	(17)	(91)
Adjusted earnings (loss)	$(64)	$(341)
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted loss was $64 million in the current period, a lower loss of $277 million.
Key net favorable impacts were:
•lower costs associated with insurance-related activities due to:
◦a decrease in liability balances resulting from a reinsurance premium rate increase associated with the conclusion of the aforementioned reinsurance arbitration in the prior period; and
◦lower claims, net of reinsurance;
•higher net fee income due to:
◦lower ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦a decline in the net cost of insurance fees driven by the aging in-force business; and
•lower other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦higher operational expenses.
The key unfavorable impact was a lower net investment spread due to:
◦lower returns on other limited partnerships; and
◦lower average invested long-term assets;
partially offset by
◦lower interest credited to policyholders due to lower account balances.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period. Our effective tax rate may differ from the statutory tax rate primarily due to the impact of the dividends received deduction.

Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fee income	$(5)	$5
Net investment spread	53	59
Insurance-related activities	—	—
Amortization of DAC and VOBA	—	—
Other expenses	(49)	(53)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(29)	(17)
Provision for income tax expense (benefit)	(5)	17
Adjusted earnings (loss)	$(24)	$(34)
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted loss was $24 million in the current period, a lower loss of $10 million.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2025 and 2024
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Market risk benefits mark-to-market	$(999)	$1,343
Annuity guaranteed benefit rider fees, net of claims	95	116
Ceded reinsurance	11	(19)
Total changes attributable to annuity guaranteed benefits	(893)	1,440
Variable annuity hedges	(877)	67
Shield embedded derivatives	1,171	(1,817)
Total	$(599)	$(310)
Three Months Ended March 31, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended March 31, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing interest rates and equity markets;
•unfavorable changes in variable annuity hedges due to decreasing equity markets, partially offset by decreasing long-term interest rates; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets.
Three Months Ended March 31, 2024
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

Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve in the U.S. In 2024, the Federal Reserve decreased the target range for the federal funds rate three times — from between 5.25% and 5.50% to between 4.25% and 4.50%. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Industry Trends and Uncertainties — Financial and Economic Environment.”
Interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of March 31, 2025.
See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
Selected Sector Investments
Market volatility has affected the performance of various asset classes. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” and “Risk Factors — Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur” included in our 2024 Annual Report.
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

	Three Months Ended March 31,
	2025		2024
	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.39%	$1,330	4.39%	$1,305
Investment fees and expenses (2)	(0.14)	(39)	(0.14)	(38)
Adjusted net investment income (3)	4.25%	$1,291	4.25%	$1,267
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net investment income	$1,297	$1,254
Add: Investment hedge adjustments	—	13
Less: Investment gains (losses) on trading securities	6	—
Adjusted net investment income — in the above yield table	$1,291	$1,267
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2025 and 2024” for an analysis of the period-over-period changes in net investment income.
Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,701	82.7%	$66,402	82.9%
Privately-placed	13,939	17.3	13,653	17.1
Total fixed maturity securities	$80,640	100.0%	$80,055	100.0%
Percentage of cash and invested assets	66.1%		65.4%

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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities Available-For-Sale — Fixed Maturity Securities Credit Quality — Ratings” included in our 2024 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2025					December 31, 2024
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$56,981	$4	$(3,942)	$53,035	65.8%	$56,661	$5	$(4,680)	$51,976	64.9%
2	Baa	27,692	—	(2,304)	25,388	31.5	28,446	—	(2,640)	25,806	32.3
Subtotal investment grade		84,673	4	(6,246)	78,423	97.3%	85,107	5	(7,320)	77,782	97.2%
3	Ba	1,830	—	(73)	1,757	2.2	1,879	—	(92)	1,787	2.2
4	B	365	2	(31)	332	0.4	383	2	(32)	349	0.4
5	Caa and lower	152	31	(16)	105	0.1	151	31	(13)	107	0.1
6	In or near default	50	19	(8)	23	—	83	43	(10)	30	0.1
Subtotal below investment grade		2,397	52	(128)	2,217	2.7%	2,496	76	(147)	2,273	2.8%
Total fixed maturity securities		$87,070	$56	$(6,374)	$80,640	100.0%	$87,603	$81	$(7,467)	$80,055	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2025
U.S. corporate	$17,741	$18,153	$1,325	$248	$53	$23	$37,543
Foreign corporate	5,164	6,022	333	68	42	—	11,629
RMBS	7,570	8	9	—	1	—	7,588
U.S. government and agency	6,719	112	—	—	—	—	6,831
CMBS	6,052	338	18	5	4	—	6,417
ABS	5,719	364	30	11	4	—	6,128
State and political subdivision	3,487	51	—	—	1	—	3,539
Foreign government	583	340	42	—	—	—	965
Total fixed maturity securities	$53,035	$25,388	$1,757	$332	$105	$23	$80,640
December 31, 2024
U.S. corporate	$17,036	$18,415	$1,303	$291	$49	$29	$37,123
Foreign corporate	5,327	6,026	391	41	45	—	11,830
RMBS	7,254	15	16	—	1	1	7,287
U.S. government and agency	6,636	111	—	—	—	—	6,747
CMBS	5,985	344	17	6	4	—	6,356
ABS	5,776	498	19	11	8	—	6,312
State and political subdivision	3,390	51	—	—	—	—	3,441
Foreign government	572	346	41	—	—	—	959
Total fixed maturity securities	$51,976	$25,806	$1,787	$349	$107	$30	$80,055
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% total investments at both March 31, 2025 and December 31, 2024. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,658	31.8%	$15,448	31.6%
Finance	13,236	26.9	13,279	27.1
Consumer	11,256	22.9	11,155	22.8
Utility	6,387	13.0	6,405	13.1
Communications	2,635	5.4	2,666	5.4
Total	$49,172	100.0%	$48,953	100.0%

Structured Securities
We held $20.1 billion and $20.0 billion of Structured Securities, at estimated fair value, at March 31, 2025 and December 31, 2024, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,080	53.8%	$(232)	$3,906	53.6%	$(304)
Pass-through securities	3,508	46.2	(453)	3,381	46.4	(525)
Total RMBS	$7,588	100.0%	$(685)	$7,287	100.0%	$(829)
Risk profile:
Agency	$5,944	78.3%	$(671)	$5,752	78.9%	$(800)
Prime	206	2.7	(16)	220	3.0	(19)
Alt-A	1,127	14.9	(2)	992	13.6	(11)
Sub-prime	311	4.1	4	323	4.5	1
Total RMBS	$7,588	100.0%	$(685)	$7,287	100.0%	$(829)
Ratings profile:
Rated Aaa	$1,022	13.5%		$892	12.2%
Designated NAIC 1	$7,570	99.8%		$7,254	99.5%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$59	$56	$81	$76
2012	—	—	2	1
2013	17	15	21	19
2014	137	123	143	125
2015	867	840	929	895
2016	462	447	460	442
2017	689	658	689	652
2018	1,600	1,531	1,612	1,524
2019	912	824	912	807
2020	501	434	501	425
2021	633	605	664	635
2022	388	381	419	411
2023	62	62	61	62
2024	336	338	282	282
2025	103	103	—	—
Total	$6,766	$6,417	$6,776	$6,356
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.4 billion, or 68.8% of total CMBS, and designated NAIC 1 was $6.1 billion, or 94.3% of total CMBS, at March 31, 2025. The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 67.7% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2024.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,924	47.7%	$(3)	$3,258	51.6%	$14
Automobile loans	746	12.2	4	670	10.6	2
Student loans	397	6.5	(8)	383	6.1	(12)
Consumer loans	381	6.2	(5)	354	5.6	(8)
Credit card loans	344	5.6	(1)	326	5.2	(2)
Other loans	1,336	21.8	(30)	1,321	20.9	(36)
Total	$6,128	100.0%	$(43)	$6,312	100.0%	$(42)
Ratings profile:
Rated Aaa	$3,837	62.6%		$3,764	59.6%
Designated NAIC 1	$5,719	93.3%		$5,776	91.5%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	March 31, 2025				December 31, 2024
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$13,134	56.5%	$146	1.1%	$13,330	56.8%	$106	0.8%
Agricultural	4,543	19.5	22	0.5%.	4,591	19.6	30	0.7%
Residential	5,583	24.0	41	0.7%	5,543	23.6	42	0.8%
Total	$23,260	100.0%	$209	0.9%	$23,464	100.0%	$178	0.8%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 98% at both March 31, 2025 and December 31, 2024. The remainder was collateralized by properties located outside of the U.S. At March 31, 2025, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2025 and December 31, 2024. At March 31, 2025, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 38% for California, 10% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,691	20.5%	$2,769	20.8%
Pacific	2,628	20.0	2,644	19.8
Middle Atlantic	2,098	16.0	2,075	15.6
West South Central	1,594	12.1	1,555	11.7
Mountain	1,077	8.2	1,114	8.4
East North Central	832	6.3	834	6.2
New England	608	4.6	726	5.4
International	395	3.0	391	2.9
East South Central	363	2.8	363	2.7
West North Central	356	2.7	358	2.7
Multi-region and Other	492	3.8	501	3.8
Total recorded investment	13,134	100.0%	13,330	100.0%
Less: allowance for credit losses	146		106
Carrying value, net of allowance for credit losses	$12,988		$13,224
Property type:
Apartment	$5,031	38.3%	$5,249	39.4%
Office	3,011	22.9	3,019	22.7
Industrial	2,487	19.0	2,498	18.7
Retail	1,721	13.1	1,681	12.6
Hotel	884	6.7	883	6.6
Total recorded investment	13,134	100.0%	13,330	100.0%
Less: allowance for credit losses	146		106
Carrying value, net of allowance for credit losses	$12,988		$13,224
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 68% and 69% at March 31, 2025 and December 31, 2024, respectively, and our average debt-service coverage ratio was 2.3x at both March 31, 2025 and December 31, 2024. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 47% and 48% at March 31, 2025 and December 31, 2024, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the three months ended March 31, 2025 and 2024.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Other limited partnerships	$4,125	$4,100
Real estate limited partnerships and LLCs (1)	714	727
Total	$4,839	$4,827
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $828 million and $836 million at March 31, 2025 and December 31, 2024, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$4,157	78.7%	$4,135	78.8%
Company-owned life insurance	783	14.8	772	14.7
Federal Home Loan Bank stock	223	4.2	222	4.2
Leveraged leases, net of non-recourse debt	60	1.1	60	1.1
Tax credit and renewable energy partnerships	48	0.9	48	0.9
Other	13	0.3	13	0.3
Total	$5,284	100.0%	$5,250	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2025 and December 31, 2024; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the three months ended March 31, 2025 and 2024.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2024 Annual Report for more information about our hedging strategies. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
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
Derivatives categorized as Level 3 at March 31, 2025 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
Credit Risk
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2025		December 31, 2024
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$780	$16	$780	$19
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in our 2024 Annual Report for additional information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2024 Annual Report for more details on policyholder liabilities.
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	March 31, 2025				December 31, 2024
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$29,023	$3,857	$4,267	36.4%	$30,280	$3,660	$4,085	33.5%
GMIB Max with EDB (3)	6,835	6,571	937	51.0%	6,981	6,501	875	48.8%
GMIB Max without EDB (3)	3,858	103	271	35.8%	3,941	111	247	33.6%
GMWB	18,379	320	319	13.0%	19,263	237	276	10.1%
GMAB	255	1	1	11.0%	359	1	1	2.9%
GMDB only (other than EDB) (3)	16,244	1,039	—	N/A	17,076	964	—	N/A
EDB only (3)	3,025	1,380	—	N/A	3,084	1,343	—	N/A
Total	$77,619	$13,271	$5,795		$80,984	$12,817	$5,484
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $9.4 billion at March 31, 2025.
Our variable annuity MRBs by type of GMxB were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
GMIB	$8,322	$7,560
GMWB	13	7
GMDB	800	740
Total	$9,135	$8,307
The estimated fair value of these guarantees can change significantly due to changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” and “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2024 Annual Report.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends and Uncertainties — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2024 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $4.7 billion and $5.2 billion at March 31, 2025 and December 31, 2024, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $48.0 billion and $48.1 billion at March 31, 2025 and December 31, 2024, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” in our 2024 Annual Report.
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
In support of our target combined risk-based capital (“RBC”) ratio of 400% to 450% in normal market conditions, we expect to continue to maintain a capital and risk management strategy that targets total assets supporting our variable annuity and Shield Annuity contracts at or above the average of the worst two percent of a set of capital markets scenarios over the life of the contracts level in normal market conditions. With our risk management focus on the core drivers of our combined RBC ratio, we believe we can better manage our RBC in stressed market scenarios.
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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$146	$—
Investing activities, net	563	—
Changes in policyholder account balances, net	—	1,367
Changes in payables for collateral under securities loaned and other transactions, net	13	—
Total sources	722	1,367
Uses:
Operating activities, net	—	530
Investing activities, net	—	625
Changes in policyholder account balances, net	833	—
Changes in payables for collateral under securities loaned and other transactions, net	—	17
Dividends on preferred stock	26	26
Treasury stock acquired in connection with share repurchases	59	62
Financing element on certain derivative instruments and other derivative related transactions, net	167	122
Other, net	15	13
Total uses	1,100	1,395
Net increase (decrease) in cash and cash equivalents	$(378)	$(28)
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
Preferred Stock
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 12 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for information on preferred stock issuances.
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs is reported in Corporate & Other. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for additional information on funding agreements.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024	2025	2024
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—
FABCP Program	2,799	2,962	2,347	3,804	2,510	4,248
FABN Program	2,000	2,550	—	—	550	—
FHLB Funding Agreements	4,325	4,300	425	575	400	575
Farmer Mac Funding Agreements	450	650	—	50	200	—
Total	$10,074	$10,962	$2,772	$4,929	$3,660	$4,823
Debt Issuances
See Note 11 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Notes 11 and 12 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At March 31, 2025, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at March 31, 2025. Subsequent to March 31, 2025 and through May 6, 2025, BHF repurchased an additional 479,500 shares of its common stock through open market purchases, pursuant to a Rule 10b5-1 plan, for $25 million.
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
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 11 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2025, we pledged $16 million of cash collateral to counterparties. At December 31, 2024, we did not pledge any cash collateral to counterparties. At March 31, 2025 and December 31, 2024, we were obligated to return cash collateral pledged to us by counterparties of $858 million and $812 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.9 billion and $2.3 billion at March 31, 2025 and December 31, 2024, respectively.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.2 billion at March 31, 2025 and December 31, 2024, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both March 31, 2025 and December 31, 2024.
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
Short-term Liquidity and Liquid Assets
At March 31, 2025 and December 31, 2024, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $872 million and $912 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At March 31, 2025 and December 31, 2024, BHF and certain of its non-insurance subsidiaries had liquid assets of $987 million and $1.1 billion, respectively, of which $936 million and $1.1 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust. On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from Brighthouse Holdings, LLC (“BH Holdings”).
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

The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by the insurance laws and regulations of the states where they are domiciled. Any payment of dividends by Brighthouse Life Insurance Company in 2025 would be subject to Delaware Department of Insurance approval. See Note 12 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for additional information regarding the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required.
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
Distributions from and Capital Contributions to BH Holdings
During both the three months ended March 31, 2025 and 2024, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2025 and 2024, BHF borrowed $185 million and $110 million, respectively, from certain of its non-insurance subsidiaries and repaid $227 million and $50 million of such borrowings during the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025 and December 31, 2024, BHF had total obligations outstanding of $540 million and $582 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the three months ended March 31, 2025 and 2024, there were no borrowings or repayments by BHF under these facilities and, at both March 31, 2025 and December 31, 2024, BHF had no obligations outstanding under such facilities.

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

•the impact of economic conditions in the capital markets and the U.S. and global economy, as well as geopolitical events, tariffs imposed or threatened by the U.S. or foreign governments, military actions or catastrophic events, on our profitability measures as well as our investment portfolio, including on realized and unrealized losses and impairments, net investment spread and net investment income;
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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2024 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We regularly analyze our market risk exposure. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report.
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2024 Annual Report.

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2025.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2024 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended March 31, 2025 are set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
January 1 — January 31, 2025	374,009	$50.56	374,009	$524
February 1 — February 28, 2025	317,600	$60.10	317,600	$505
March 1 — March 31, 2025	370,987	$56.52	370,987	$484
Total	1,062,596		1,062,596
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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 9, 2025