Form 10-Q
period 2025-06-30
Brighthouse Financial, Inc.
filed 2025-08-08
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 4, 2025, 57,152,371 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2025 (Unaudited) and December 31, 2024 and for the Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	18
	Note 5 — Separate Accounts	18
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	20
	Note 7 — Investments	21
	Note 8 — Derivatives	33
	Note 9 — Fair Value	39
	Note 10 — Equity	49
	Note 11 — Other Revenues and Other Expenses	52
	Note 12 — Earnings Per Common Share	53
	Note 13 — Contingencies, Commitments and Guarantees	53
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	96
Item 4.	Controls and Procedures	97

Part II — Other Information
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	97
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97
Item 5.	Other Information	97
Item 6.	Exhibits	98

Signature		99

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,762 and $87,603, respectively; allowance for credit losses of $67 and $81, respectively)	$80,835	$80,055
Trading securities, at estimated fair value	520	—
Equity securities, at estimated fair value	74	77
Mortgage loans (net of allowance for credit losses of $209 and $178, respectively)	22,993	23,286
Policy loans	1,425	2,024
Limited partnerships and limited liability companies	4,798	4,827
Short-term investments, principally at estimated fair value	1,170	1,868
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	8,932	5,250
Total investments	120,747	117,387
Cash and cash equivalents	5,540	5,045
Accrued investment income	1,235	1,277
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	21,258	21,126
Deferred policy acquisition costs and value of business acquired	4,636	4,710
Current income tax recoverable	17	19
Deferred income tax asset	1,695	1,875
Market risk benefit assets	1,084	1,092
Other assets	348	370
Separate account assets	86,085	85,636
Total assets	$242,645	$238,537
Liabilities and Equity
Liabilities
Future policy benefits	$31,974	$31,475
Policyholder account balances	88,046	87,989
Market risk benefit liabilities	8,051	8,329
Other policy-related balances	3,977	3,878
Payables for collateral under securities loaned and other transactions	3,994	3,891
Long-term debt	3,155	3,155
Other liabilities	11,625	9,160
Separate account liabilities	86,085	85,636
Total liabilities	236,907	233,513
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,019,538 and 123,480,326 shares issued, respectively; 57,122,494 and 58,629,049 shares outstanding, respectively	1	1
Additional paid-in capital	13,918	13,927
Retained earnings (deficit)	(1,302)	(1,119)
Treasury stock, at cost; 66,897,044 and 64,851,277 shares, respectively	(2,687)	(2,572)
Accumulated other comprehensive income (loss)	(4,257)	(5,278)
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,673	4,959
Noncontrolling interests	65	65
Total equity	5,738	5,024
Total liabilities and equity	$242,645	$238,537
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums	$166	$181	$352	$383
Universal life and investment-type product policy fees	553	580	1,096	1,016
Net investment income	1,285	1,307	2,582	2,561
Other revenues	143	141	279	286
Net investment gains (losses)	(39)	(120)	(122)	(162)
Net derivative gains (losses)	(1,237)	(662)	(926)	(2,583)
Total revenues	871	1,427	3,261	1,501
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0, and $0, respectively)	711	642	1,360	1,610
Interest credited to policyholder account balances	537	509	1,098	1,011
Amortization of deferred policy acquisition costs and value of business acquired	149	150	297	301
Change in market risk benefits	(1,101)	(356)	(208)	(1,796)
Other expenses	482	468	975	975
Total expenses	778	1,413	3,522	2,101
Income (loss) before provision for income tax	93	14	(261)	(600)
Provision for income tax expense (benefit)	8	(20)	(80)	(143)
Net income (loss)	85	34	(181)	(457)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	85	34	(183)	(459)
Less: Preferred stock dividends	25	25	51	51
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$60	$9	$(234)	$(510)
Comprehensive income (loss)	$498	$28	$840	$(630)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$498	$28	$838	$(632)

Earnings per common share
Basic	$1.03	$0.12	$(4.06)	$(8.17)
Diluted	$1.02	$0.12	$(4.06)	$(8.17)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
Treasury stock acquired in connection with share repurchases					(59)		(59)		(59)
Share-based compensation		—	38		(13)		25		25
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(268)			(268)	2	(266)
Other comprehensive income (loss), net of income tax						608	608		608
Balance at March 31, 2025	—	1	13,939	(1,387)	(2,644)	(4,670)	5,239	65	5,304
Treasury stock acquired in connection with share repurchases					(43)		(43)		(43)
Share-based compensation		—	4				4		4
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				85			85	—	85
Other comprehensive income (loss), net of income tax						413	413		413
Balance at June 30, 2025	$—	$1	$13,918	$(1,302)	$(2,687)	$(4,257)	$5,673	$65	$5,738

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
Treasury stock acquired in connection with share repurchases					(62)		(62)		(62)
Share-based compensation		—	11		(11)		—		—
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(493)			(493)	2	(491)
Other comprehensive income (loss), net of income tax						(167)	(167)		(167)
Balance at March 31, 2024	—	1	13,989	(2,000)	(2,382)	(5,413)	4,195	65	4,260
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	8		(1)		7		7
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				34			34	—	34
Other comprehensive income (loss), net of income tax						(6)	(6)		(6)
Balance at June 30, 2024	$—	$1	$13,972	$(1,966)	$(2,447)	$(5,419)	$4,141	$65	$4,206
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$145	$(196)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	6,202	5,550
Trading securities	6	—
Equity securities	30	32
Mortgage loans	1,129	685
Limited partnerships and limited liability companies	196	155
Purchases of:
Fixed maturity securities	(5,382)	(6,423)
Trading securities	(178)	—
Equity securities	(20)	(2)
Mortgage loans	(896)	(886)
Limited partnerships and limited liability companies	(118)	(153)
Cash received in connection with freestanding derivatives	5,332	5,627
Cash paid in connection with freestanding derivatives	(6,966)	(5,743)
Net change in policy loans	599	(138)
Net change in short-term investments	730	(220)
Net change in other invested assets	11	(191)
Net cash provided by (used in) investing activities	675	(1,707)
Cash flows from financing activities
Policyholder account balances:
Deposits	9,834	20,632
Withdrawals	(9,980)	(18,009)
Net change in payables for collateral under securities loaned and other transactions	103	236
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(51)	(51)
Treasury stock acquired in connection with share repurchases	(102)	(126)
Financing element on certain derivative instruments and other derivative related transactions, net	(114)	(175)
Other, net	(14)	(13)
Net cash provided by (used in) financing activities	(325)	2,493
Change in cash, cash equivalents and restricted cash	495	590
Cash, cash equivalents and restricted cash, beginning of period	5,045	3,851
Cash, cash equivalents and restricted cash, end of period	$5,540	$4,441
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$75	$75
Income tax	$10	$6
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
Summary of Significant Accounting Policies
In connection with the establishment of a trading portfolio comprised of fixed income securities (classified as “trading securities” under GAAP), the Company updated its impacted accounting policies as described below. See Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies that did not change.
Investments
Trading Securities
The Company’s trading securities consist primarily of fixed maturity securities and are reported at their estimated fair value. Realized and unrealized investment gains (losses) on trading securities are recorded in net investment income on the interim condensed consolidated statements of operations.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2025.

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
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for annual periods starting with fiscal year 2025 and will be applied on a prospective basis with the option of retrospective application. This ASU has no impact on the Company’s consolidated financial statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
2. Segment Information
The Company is organized into and provides its products and services through the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. The Company’s chief operating decision maker (“CODM”) views and manages the business through these segments.
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
Corporate & Other
The Corporate & Other segment consists of activities related to funding agreements associated with the Company’s institutional spread margin business, excess capital not allocated to the other segments, interest expense related to the Company’s outstanding debt, and preferred stock dividends, as well as expenses associated with certain legal proceedings and income tax audit issues. The Corporate & Other segment also includes long-term care business reinsured through 100% quota share reinsurance agreements.
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
Adjusted earnings, which may be positive or negative, focuses on the Company’s primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities (classified as “trading securities” under GAAP). The Company did not have trading securities prior to the first quarter of 2025.

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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital. For the variable annuity business, the excess capital held is based on the target statutory total asset requirement consistent with the Company’s variable annuity risk management strategy. For insurance businesses other than variable annuities, excess capital held is based on a percentage of required statutory risk-based capital. Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in the Corporate & Other segment. Segment net investment income reflects the performance of each segment’s respective invested assets.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The tables below provide information about the Company’s segments, including significant segment expenses, and reconciliations to Net income (loss) available to common shareholders.

	Three Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$202	$269	$209	$191	$871
Less: Revenues excluded from adjusted earnings (1)	(1,129)	(14)	(173)	33
Less: Segment expenses:
Policyholder benefits and claims	98	213	400	—
Interest credited to policyholder account balances, excluding market value adjustments	354	28	58	103
Amortization of DAC and VOBA	127	22	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	342	53	29	20
Less: Provision for income tax expense (benefit)	78	(7)	(22)	(3)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Less: Preferred stock dividends	—	—	—	25
Adjusted earnings (loss)	$332	$(26)	$(83)	$(25)	198

Adjustments for:
Net investment gains (losses)					(39)
Investment gains (losses) on trading securities					(6)
Net derivative gains (losses), excluding investment hedge adjustments of $1					(1,238)
Change in market risk benefits					1,101
Market value adjustments					6
Provision for income tax (expense) benefit					38
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$60

Interest revenue	$757	$97	$283	$155

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$664	$293	$318	$152	$1,427
Less: Revenues excluded from adjusted earnings (1)	(650)	(4)	(111)	(26)
Less: Segment expenses:
Policyholder benefits and claims	109	155	378	—
Interest credited to policyholder account balances, excluding market value adjustments	328	25	53	109
Amortization of DAC and VOBA	126	24	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	341	41	35	13
Less: Provision for income tax expense (benefit)	78	10	(7)	(9)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Less: Preferred stock dividends	—	—	—	25
Adjusted earnings (loss)	$332	$42	$(30)	$2	346

Adjustments for:
Net investment gains (losses)					(120)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $9					(671)
Change in market risk benefits					356
Market value adjustments					6
Provision for income tax (expense) benefit					92
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$9

Interest revenue	$702	$121	$315	$178

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,792	$550	$577	$342	$3,261
Less: Revenues excluded from adjusted earnings (1)	(883)	(24)	(172)	30
Less: Segment expenses:
Policyholder benefits and claims	208	400	752	—
Interest credited to policyholder account balances, excluding market value adjustments	712	55	118	209
Amortization of DAC and VOBA	253	44	—	—
Interest expense on debt	—	—	—	76
Other expenses (2)	705	98	65	31
Less: Provision for income tax expense (benefit)	151	(6)	(39)	(8)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	51
Adjusted earnings (loss)	$646	$(17)	$(147)	$(49)	433

Adjustments for:
Net investment gains (losses)					(122)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $1					(927)
Change in market risk benefits					208
Market value adjustments					(4)
Provision for income tax (expense) benefit					178
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(234)

Interest revenue	$1,510	$204	$555	$314

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$200	$500	$464	$337	$1,501
Less: Revenues excluded from adjusted earnings (1)	(2,418)	(14)	(321)	(14)
Less: Segment expenses:
Policyholder benefits and claims	254	305	1,051	—
Interest credited to policyholder account balances, excluding market value adjustments	631	50	122	218
Amortization of DAC and VOBA	253	48	—	—
Interest expense on debt	—	—	—	76
Other expenses (2)	685	105	81	28
Less: Provision for income tax expense (benefit)	150	—	(98)	8
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	51
Adjusted earnings (loss)	$645	$6	$(371)	$(32)	248

Adjustments for:
Net investment gains (losses)					(162)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $22					(2,605)
Change in market risk benefits					1,796
Market value adjustments					10
Provision for income tax (expense) benefit					203
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(510)

Interest revenue	$1,378	$228	$631	$346
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses), investment gains (losses) on trading securities and net derivative gains (losses), excluding investment hedge adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Annuities	$168,101	$163,830
Life	26,810	26,261
Run-off	24,873	24,873
Corporate & Other	22,861	23,573
Total	$242,645	$238,537

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Annuity products	$577	$613	$1,168	$1,241
Life insurance products	280	287	556	435
Other products	5	2	3	9
Total	$862	$902	$1,727	$1,685
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2025 and 2024.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2025			2024
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,808	$—	$—	$2,974	$—	$—
Beginning balance at original discount rate	3,161	—	—	3,234	—	—
Effect of model refinements	3	—	—	4	—	—
Effect of actual variances from expected experience	(11)	—	—	19	—	—
Adjusted beginning of period balance	3,153	—	—	3,257	—	—
Issuances	8	—	—	41	—	—
Interest accrual	55	—	—	57	—	—
Net premiums collected	(186)	—	—	(189)	—	—
Ending balance at original discount rate	3,030	—	—	3,166	—	—
Effect of changes in discount rate assumptions	(302)	—	—	(341)	—	—
Balance, end of period	$2,728	$—	$—	$2,825	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,325	$3,763	$6,118	$5,507	$3,754	$6,697
Beginning balance at original discount rate	5,989	4,161	6,876	6,023	4,031	7,085
Effect of model refinements	2	—	—	9	—	—
Effect of actual variances from expected experience	(14)	(27)	(24)	28	(1)	(3)
Adjusted beginning of period balance	5,977	4,134	6,852	6,060	4,030	7,082
Issuances	9	185	—	43	197	—
Interest accrual	109	80	148	110	76	152
Benefit payments	(273)	(206)	(269)	(311)	(201)	(288)
Ending balance at original discount rate	5,822	4,193	6,731	5,902	4,102	6,946
Effect of changes in discount rate assumptions	(555)	(327)	(678)	(688)	(404)	(721)
Balance, end of period	$5,267	$3,866	$6,053	$5,214	$3,698	$6,225
Net liability for future policy benefits, end of period	$2,539	$3,866	$6,053	$2,389	$3,698	$6,225
Less: Reinsurance recoverable, end of period	27	32	59	37	30	61
Net liability for future policy benefits, after reinsurance recoverable	$2,512	$3,834	$5,994	$2,352	$3,668	$6,164
Weighted-average duration of liability	7.4 years	7.8 years	11.5 years	8.7 years	8.1 years	11.5 years
Weighted-average interest accretion rate	3.92%	4.08%	4.46%	3.95%	4.00%	4.46%
Current discount rate	5.15%	5.25%	5.54%	5.46%	5.46%	5.56%
Gross premiums or assessments recognized during period	$269	$235	$—	$284	$247	$—
Expected future gross premiums, undiscounted	$5,663	$—	$—	$5,953	$—	$—
Expected future gross premiums, discounted	$4,175	$—	$—	$4,477	$—	$—
Expected future benefit payments, undiscounted	$7,896	$5,900	$13,031	$8,163	$5,809	$13,483
Expected future benefit payments, discounted	$5,822	$4,193	$6,731	$5,902	$4,102	$6,946

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$8,986	$7,607
Beginning balance before the effect of unrealized gains and losses	9,277	7,784
Effect of actual variances from expected experience	83	67
Adjusted beginning of period balance	9,360	7,851
Interest accrual	228	190
Net assessments collected	236	215
Benefit payments	(236)	(201)
Ending balance before the effect of unrealized gains and losses	9,588	8,055
Effect of unrealized gains and losses	(252)	(250)
Balance, end of period	9,336	7,805
Less: Reinsurance recoverable, end of period	1,567	1,466
Net additional liability, after reinsurance recoverable	$7,769	$6,339
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.95%	4.93%
Gross assessments recognized during period	$533	$542
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,794	$20,117
Long-term care insurance (1)	5,153	5,224
ULSG liabilities, including liability for profits followed by losses	941	2,525
Participating whole life insurance (2)	3,254	3,161
Deferred profit liabilities	457	476
Other	375	383
Total liability for future policy benefits	$31,974	$31,886
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2025 and 2024, and 39% and 41% of gross traditional life insurance premiums for the six months ended June 30, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	130	26	4,001	520	313	—
Surrenders and withdrawals	(52)	(295)	(3,547)	(666)	(13)	—
Benefit payments	(35)	(44)	(173)	(182)	(49)	(4)
Net transfers from (to) separate account	15	66	—	—	—	(525)
Interest credited	53	50	378	282	77	12
Policy charges	(96)	(11)	(17)	—	(488)	(4)
Changes related to embedded derivatives	—	—	990	—	—	—
Balance, end of period	$2,605	$3,625	$50,237	$14,619	$4,619	$645
Weighted-average crediting rate (2)	2.04%	1.34%	0.96%	1.93%	1.64%	1.45%
Six Months Ended June 30, 2024
Balance, beginning of period	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	121	34	4,236	687	328	—
Surrenders and withdrawals	(49)	(351)	(2,510)	(736)	(10)	—
Benefit payments	(27)	(47)	(151)	(178)	(39)	(5)
Net transfers from (to) separate account	31	59	—	—	—	(1)
Interest credited	48	54	291	281	82	18
Policy charges	(108)	(12)	(9)	—	(499)	(6)
Changes related to embedded derivatives	—	—	2,605	—	—	—
Balance, end of period	$2,566	$4,044	$46,089	$14,726	$4,914	$659
Weighted-average crediting rate (2)	1.88%	1.29%	0.85%	1.90%	1.65%	2.49%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$76,350	$72,998
Funding agreements classified as investment contracts	10,174	11,502
Institutional group annuities	566	343
Other investment contract liabilities	956	1,022
Total policyholder account balances	$88,046	$85,865

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2025
Annuities (1):
Less than 2.00%	$481	$113	$340	$9,015	$9,949
2.00% to 3.99%	6,606	505	592	332	8,035
Greater than 3.99%	786	—	—	—	786
Total	$7,873	$618	$932	$9,347	$18,770
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$361	$361
2.00% to 3.99%	—	522	43	123	688
Greater than 3.99%	1,504	—	—	—	1,504
Total	$1,504	$522	$43	$484	$2,553
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,008	1,332	1,560	231	4,131
Greater than 3.99%	472	—	—	—	472
Total	$1,480	$1,332	$1,560	$231	$4,603
December 31, 2024
Annuities (1):
Less than 2.00%	$562	$126	$240	$8,769	$9,697
2.00% to 3.99%	7,160	462	492	385	8,499
Greater than 3.99%	783	—	—	—	783
Total	$8,505	$588	$732	$9,154	$18,979
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$317	$317
2.00% to 3.99%	—	522	48	131	701
Greater than 3.99%	1,530	—	—	—	1,530
Total	$1,530	$522	$48	$448	$2,548
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,233	$9,701
Balance, beginning of period, before effect of changes in nonperformance risk	5,219	7,326
Decrements	(61)	(66)
Effect of actual different from expected experience	(28)	88
Effect of changes in interest rates	221	(1,547)
Effect of changes in fund returns	(799)	(649)
Issuances	(2)	—
Effect of changes in risk margin	(11)	(53)
Aging of the block and other	658	665
Balance, end of period, before effect of changes in nonperformance risk	5,197	5,764
Effect of changes in nonperformance risk	1,763	2,049
Balance, end of period	6,960	7,813
Less: Reinsurance recoverable, end of period	15	21
Balance, end of period, net of reinsurance (1)	$6,945	$7,792
Weighted-average attained age of contract holder	74.2 years	73.4 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2025 and 2024, with the exception of $22 million and $0, respectively, of index-linked annuities not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2025			2024
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,151	$6,419	$1,808	$79,990	$5,921	$2,162
Premiums and deposits	478	74	—	417	77	—
Surrenders and withdrawals	(3,843)	(114)	(4)	(3,990)	(112)	(5)
Benefit payments	(848)	(49)	(17)	(788)	(31)	(12)
Investment performance	4,925	425	115	5,028	510	148
Policy charges	(1,003)	(108)	(28)	(1,060)	(103)	(26)
Net transfers from (to) general account	(66)	(15)	525	(59)	(31)	1
Other	(12)	—	—	(16)	—	(1)
Balance, end of period	$76,782	$6,632	$2,399	$79,522	$6,231	$2,267

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$85,813	$88,020
Variable income annuities	248	218
Pension risk transfer annuities	24	22
Total separate account liabilities	$86,085	$88,260
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Equity securities	$85,868	$85,423
Fixed maturity securities	209	207
Cash and cash equivalents	4	2
Other assets	4	4
Total aggregate estimated fair value of assets	$86,085	$85,636
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,605	$3,625	$50,237	$14,619	$4,619	$645
Separate account liabilities	6,632	76,782	—	—	—	2,399
Total account balances	$9,237	$80,407	$50,237	$14,619	$4,619	$3,044
Net amount at risk	$32,356	$12,287	N/A	N/A	$62,652	$2,642
Cash surrender value	$8,642	$80,039	$49,450	$14,509	$4,195	$2,845
June 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,566	$4,044	$46,089	$14,726	$4,914	$659
Separate account liabilities	6,231	79,522	—	—	—	2,267
Total account balances	$8,797	$83,566	$46,089	$14,726	$4,914	$2,926
Net amount at risk	$34,485	$12,642	N/A	N/A	$64,450	$2,675
Cash surrender value	$8,224	$83,155	$43,846	$14,063	$4,414	$2,598
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2025
DAC:
Balance, beginning of period	$2,116	$115	$1,462	$310	$332
Capitalization	22	3	189	(1)	10
Amortization	(108)	—	(129)	(22)	(19)
Balance, end of period	2,030	118	1,522	287	323
VOBA:
Balance, beginning of period	279	55	—	3	38
Amortization	(14)	(2)	—	—	(3)
Balance, end of period	265	53	—	3	35
Total DAC and VOBA:
Balance, end of period	$2,295	$171	$1,522	$290	$358
Six Months Ended June 30, 2024
DAC:
Balance, beginning of period	$2,301	$110	$1,331	$354	$360
Capitalization	19	4	190	1	6
Amortization	(114)	(2)	(119)	(25)	(21)
Balance, end of period	2,206	112	1,402	330	345
VOBA:
Balance, beginning of period	309	60	—	4	43
Amortization	(15)	(2)	—	—	(3)
Balance, end of period	294	58	—	4	40
Total DAC and VOBA:
Balance, end of period	$2,500	$170	$1,402	$334	$385
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Six Months Ended June 30,
	2025		2024
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$198	$6	$220	$8
Amortization	(11)	—	(11)	(1)
Balance, end of period	$187	$6	$209	$7

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30,
	2025			2024
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$357	$715	$60	$356	$612	$67
Capitalization	18	79	—	18	84	—
Amortization	(18)	(36)	(3)	(18)	(29)	(4)
Balance, end of period	$357	$758	$57	$356	$667	$63
7. Investments
See Note 1 to the Interim Condensed Consolidated Financial Statements and Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,690	$26	$349	$3,440	$37,573	$40,894	$47	$215	$3,939	$37,123
Foreign corporate	12,763	35	126	1,085	11,769	13,284	26	53	1,481	11,830
Residential mortgage-backed securities	8,482	3	63	707	7,835	8,120	4	46	875	7,287
U.S. government and agency	7,186	—	83	633	6,636	7,408	—	40	701	6,747
Commercial mortgage-backed securities	6,663	3	12	298	6,374	6,776	4	6	422	6,356
Asset-backed securities	6,215	—	36	65	6,186	6,354	—	33	75	6,312
State and political subdivision	3,776	—	86	341	3,521	3,731	—	81	371	3,441
Foreign government	987	—	31	77	941	1,036	—	24	101	959
Total fixed maturity securities	$86,762	$67	$786	$6,646	$80,835	$87,603	$81	$498	$7,965	$80,055
The Company held non-income producing fixed maturity securities with an estimated fair value of $20 million and $30 million at June 30, 2025 and December 31, 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,365	$19,915	$12,556	$28,566	$21,360	$86,762
Estimated fair value	$4,342	$19,598	$11,928	$24,572	$20,395	$80,835
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

	June 30, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,641	$536	$17,381	$2,904	$10,764	$719	$17,660	$3,220
Foreign corporate	2,513	276	5,123	809	3,277	351	5,560	1,130
RMBS	999	55	4,578	652	1,223	81	4,647	794
U.S. government and agency	1,476	72	1,662	561	2,457	118	1,884	583
CMBS	1,276	65	3,987	233	1,326	90	4,402	332
ABS	578	5	867	60	717	10	1,081	65
State and political subdivision	638	47	1,582	294	882	64	1,447	307
Foreign government	227	22	389	55	272	30	431	71
Total fixed maturity securities	$15,348	$1,078	$35,569	$5,568	$20,918	$1,463	$37,112	$6,502
Total number of securities in an unrealized loss position	2,598		4,962		3,362		5,272

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $669 million and $672 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $67 million, relating to 19 securities, at June 30, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$47	$26	$4	$4	$81
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	(2)
Change in allowance on securities with an allowance recorded in a previous period	7	9	(1)	—	15
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance, end of period	$26	$35	$3	$3	$67
Six Months Ended June 30, 2024
Balance, beginning of period	$15	$—	$5	$1	$21
Allowance on securities where credit losses were not previously recorded	12	4	—	3	19
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	4	—	—	1	5
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$4	$5	$5	$45
_______________
(1)The Company recorded total write-offs of $33 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,916	56.2%	$13,330	57.2%
Agricultural	4,509	19.6	4,591	19.7
Residential	5,777	25.1	5,543	23.8
Total mortgage loans (1)	23,202	100.9	23,464	100.7
Allowance for credit losses	(209)	(0.9)	(178)	(0.7)
Total mortgage loans, net	$22,993	100.0%	$23,286	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $379 million and $557 million for the three months and six months ended June 30, 2025, respectively, and $188 million and $349 million for the three months and six months ended June 30, 2024, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $130 million and $132 million at June 30, 2025 and December 31, 2024, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	64	4	(1)	67
Charge-offs, net of recoveries	(24)	(12)	—	(36)
Balance, end of period	$146	$22	$41	$209
Six Months Ended June 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	38	(1)	(11)	26
Charge-offs, net of recoveries	(8)	—	—	(8)
Balance, end of period	$99	$18	$38	$155
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
June 30, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$286	$639	$158	$288	$1,826	$2,684	$5,881
65% to 75%	73	208	—	973	701	1,068	3,023
76% to 80%	—	—	—	117	165	881	1,163
Greater than 80%	31	—	—	950	270	1,598	2,849
Total commercial mortgage loans	390	847	158	2,328	2,962	6,231	12,916
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	126	359	200	579	1,051	1,955	4,270
65% to 75%	—	—	17	84	111	26	238
76% to 80%	—	—	—	—	—	1	1
Greater than 80%	—	—	—	—	—	—	—
Total agricultural mortgage loans	126	359	217	663	1,162	1,982	4,509
Residential mortgage loans
Performing	327	725	202	1,206	1,571	1,637	5,668
Nonperforming	—	—	—	40	25	44	109
Total residential mortgage loans	327	725	202	1,246	1,596	1,681	5,777
Total	$843	$1,931	$577	$4,237	$5,720	$9,894	$23,202

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,314	87.6%	$12,033	90.3%
1.00x - 1.20x	931	7.2	801	6.0
Less than 1.00x	671	5.2	496	3.7
Total	$12,916	100.0%	$13,330	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2025 and December 31, 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2025				December 31, 2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,801	$4,491	$5,579	$22,871	$13,210	$4,566	$5,423	$23,199
30-59 days past due	—	3	89	92	—	—	2	2
60-89 days past due	24	—	28	52	—	—	36	36
90-179 days past due	56	4	25	85	21	9	36	66
180+ days past due	35	11	56	102	99	16	46	161
Total	$12,916	$4,509	$5,777	$23,202	$13,330	$4,591	$5,543	$23,464
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2025	$162	$9	$109	$280
December 31, 2024	$120	$25	$118	$263
_______________
(1) The Company had $9 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2025 and December 31, 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was $3 million and $1 million for the six months ended June 30, 2025 and 2024, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the six months ended June 30, 2025 and 2024.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities	$(5,860)	$(7,467)
Derivatives	189	469
Other	(7)	(12)
Subtotal	(5,678)	(7,010)
Amounts allocated from:
Future policy benefits	844	977
Deferred income tax benefit (expense)	1,015	1,267
Net unrealized investment gains (losses)	$(3,819)	$(4,766)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2025
(In millions)
Balance at December 31, 2024	$(4,766)
Unrealized investment gains (losses) during the period	1,332
Unrealized investment gains (losses) relating to:
Future policy benefits	(133)
Deferred income tax benefit (expense)	(252)
Balance at June 30, 2025	$(3,819)
Change in net unrealized investment gains (losses)	$947
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2025 and December 31, 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2025	December 31, 2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,636	$3,582
Estimated fair value	$3,238	$3,127
Cash collateral received from counterparties (2)	$3,301	$3,210
Reinvestment portfolio — estimated fair value	$3,383	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$449	$1,199	$1,286	$2,934	$490	$1,467	$886	$2,843
U.S. corporate	—	248	—	248	—	248	—	248
Foreign corporate	4	106	—	110	—	105	—	105
Foreign government	—	9	—	9	—	14	—	14
Total	$453	$1,562	$1,286	$3,301	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2025 was $444 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 52% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,354	$6,249
Invested assets held in trust (reinsurance agreements) (2)	8,544	8,274
Invested assets pledged as collateral (3)	11,345	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$26,243	$26,994
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $76 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $616 million and $334 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $218 million and $222 million at redemption value at June 30, 2025 and December 31, 2024, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2025 or December 31, 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$14,208	$15,046	$14,375	$15,474
Limited partnerships and LLCs	4,266	5,243	4,236	5,278
Total	$18,474	$20,289	$18,611	$20,752
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Investment income:
Fixed maturity securities	$924	$937	$1,848	$1,856
Trading securities (1)	(1)	—	10	—
Equity securities	1	—	1	2
Mortgage loans	255	250	512	495
Policy loans	19	19	37	33
Limited partnerships and LLCs (2)	80	99	151	173
Cash, cash equivalents and short-term investments	63	63	135	124
Other	25	26	52	51
Total investment income	1,366	1,394	2,746	2,734
Less: Investment expenses	81	87	164	173
Net investment income	$1,285	$1,307	$2,582	$2,561
_______________
(1)Investment gains (losses) were ($6) million and less than $1 million related to trading securities still held for the three months and six months ended June 30, 2025, respectively. There were no investment gains (losses) related to trading securities still held for the three months and six months ended June 30, 2024.
(2)Includes net investment income pertaining to other limited partnership interests of $63 million and $119 million for the three months and six months ended June 30, 2025, respectively, and $102 million and $195 million for the three months and six months ended June 30, 2024, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fixed maturity securities	$(23)	$(97)	$(57)	$(135)
Equity securities	3	(1)	—	—
Mortgage loans	(24)	(22)	(67)	(27)
Limited partnerships and LLCs	1	(1)	—	(1)
Other	4	1	2	1
Total net investment gains (losses)	$(39)	$(120)	$(122)	$(162)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and six months ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Proceeds	$286	$1,175	$973	$1,855
Gross investment gains	$2	$8	$5	$10
Gross investment losses	(15)	(86)	(43)	(120)
Net investment gains (losses)	$(13)	$(78)	$(38)	$(110)
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
•Interest rate derivatives: swaps, floors, caps, futures, options and forwards;
•Foreign currency exchange rate derivatives: forwards and swaps;
•Equity market derivatives: futures, options and total return swaps; and
•Credit derivatives: index reference credit default swaps.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$3	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,764	253	102	3,823	439	25
Total qualifying hedges		4,264	253	105	4,323	448	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	37,501	176	315	69,303	131	444
Interest rate floors	Interest rate	8,000	4	19	8,000	1	30
Interest rate caps	Interest rate	5,350	3	9	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	28,700	13	407	23,060	11	371
Interest rate forwards	Interest rate	11,481	70	1,280	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	594	72	5	685	113	—
Foreign currency forwards	Foreign currency exchange rate	422	1	7	386	12	—
Credit default swaps — written	Credit	1,230	28	—	780	19	—
Equity futures	Equity market	395	—	1	316	—	1
Equity index options	Equity market	84,568	2,929	1,344	39,897	1,722	1,041
Equity total return swaps	Equity market	107,041	4,254	3,906	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		285,282	7,550	7,293	273,101	3,687	5,223
Total		$289,546	$7,803	$7,398	$277,424	$4,135	$5,248
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2025 and December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$—	$1	$(5)
Foreign currency exchange rate	—	—	8	—	(251)
Total cash flow hedges	—	—	8	1	(256)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(386)	—	—	—	—
Foreign currency exchange rate	(63)	13	—	—	—
Credit	8	—	—	—	—
Equity market	1,352	—	—	—	—
Embedded	(2,161)	—	—	—	—
Total non-qualifying hedges	(1,250)	13	—	—	—
Total	$(1,250)	$13	$8	$1	$(256)
Three Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$2	$3
Foreign currency exchange rate	1	(1)	13	—	41
Total cash flow hedges	1	(1)	14	2	44
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(319)	—	—	—	—
Foreign currency exchange rate	14	(6)	—	—	—
Credit	1	—	—	—	—
Equity market	362	—	—	—	—
Embedded	(714)	—	—	—	—
Total non-qualifying hedges	(656)	(6)	—	—	—
Total	$(655)	$(7)	$14	$2	$44

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$2	$(12)
Foreign currency exchange rate	3	(3)	21	—	(261)
Total cash flow hedges	6	(3)	22	2	(273)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	2	—	—	—	—
Foreign currency exchange rate	(78)	14	—	—	—
Credit	7	—	—	—	—
Equity market	110	—	—	—	—
Embedded	(984)	—	—	—	—
Total non-qualifying hedges	(943)	14	—	—	—
Total	$(937)	$11	$22	$2	$(273)
Six Months Ended June 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$4	$12
Foreign currency exchange rate	1	(2)	26	—	85
Total cash flow hedges	4	(2)	27	4	97
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,101)	—	—	—	—
Foreign currency exchange rate	45	(9)	—	—	—
Credit	7	—	—	—	—
Equity market	1,073	—	—	—	—
Embedded	(2,600)	—	—	—	—
Total non-qualifying hedges	(2,576)	(9)	—	—	—
Total	$(2,572)	$(11)	$27	$4	$97
At June 30, 2025 and December 31, 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At June 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $189 million and $469 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.2	$2	$100	2.7
Baa	24	1,102	4.8	7	300	4.5
Ba	2	24	1.5	10	376	4.8
Caa and Lower	—	4	0.5	—	4	1.0
Total	$28	$1,230	4.5	$19	$780	4.4
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2025
Derivative assets	$7,458	$(6,143)	$(613)	$702	$(684)	$18
Derivative liabilities	$7,265	$(6,143)	$—	$1,122	$(1,121)	$1
December 31, 2024
Derivative assets	$4,140	$(3,039)	$(540)	$561	$(559)	$2
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,122	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,873	$4,883
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

	June 30, 2025
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,920	$653	$37,573
Foreign corporate	—	11,654	115	11,769
RMBS	—	7,821	14	7,835
U.S. government and agency	2,544	4,092	—	6,636
CMBS	—	6,374	—	6,374
ABS	—	5,794	392	6,186
State and political subdivision	—	3,521	—	3,521
Foreign government	—	917	24	941
Total fixed maturity securities	2,544	77,093	1,198	80,835
Trading securities	94	423	3	520
Equity securities	63	5	6	74
Short-term investments	905	265	—	1,170
Derivative assets: (1)
Interest rate	—	266	—	266
Foreign currency exchange rate	—	320	6	326
Credit	—	26	2	28
Equity market	—	7,183	—	7,183
Total derivative assets	—	7,795	8	7,803
Embedded derivatives on index-linked annuities (2)	—	—	80	80
Market risk benefit assets	—	—	1,084	1,084
Separate account assets	6	86,079	—	86,085
Total assets	$3,612	$171,660	$2,379	$177,651
Liabilities
Market risk benefit liabilities	$—	$—	$8,051	$8,051
Derivative liabilities: (1)
Interest rate	—	2,033	—	2,033
Foreign currency exchange rate	—	114	—	114
Equity market	1	5,250	—	5,251
Total derivative liabilities	1	7,397	—	7,398
Embedded derivatives on index-linked annuities (2)	—	—	11,646	11,646
Total liabilities	$1	$7,397	$19,697	$27,095

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2025.
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

					June 30, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	20.20%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	12.04%	-	28.30%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.40%	-	1.22%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	1.00%	-	62.30%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	13.00%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.21%	-	1.64%	0.30%	-	1.63%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended June 30, 2025
Balance, beginning of period	$666	$340	$22	$—	$14	$2	$9	$(9,925)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(38)	—	—	—	—	—	(1)	(2,161)
Total realized/unrealized gains (losses) included in AOCI	37	(3)	2	—	—	—	—	—
Purchases (5)	63	127	—	3	—	—	—	—
Sales (5)	(10)	(10)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	520
Transfers into Level 3 (6)	54	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(4)	(48)	—	—	—	—	—	—
Balance, end of period	$768	$406	$24	$3	$6	$—	$8	$(11,566)
Three Months Ended June 30, 2024
Balance, beginning of period	$1,267	$482	$21	$—	$25	$—	$11	$(9,941)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(15)	—	—	—	(1)	—	(1)	(714)
Total realized/unrealized gains (losses) included in AOCI	(2)	2	—	—	—	—	—	—
Purchases (5)	199	129	—	—	—	—	—	—
Sales (5)	(43)	(26)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	72
Transfers into Level 3 (6)	41	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(82)	(81)	—	—	—	—	—	—
Balance, end of period	$1,365	$506	$21	$—	$24	$—	$10	$(10,583)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(5)	$—	$—	$—	$—	$—	$(1)	$(2,430)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$4	$7	$2	$—	$—	$—	$(1)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(15)	$—	$—	$—	$(2)	$—	$(1)	$(881)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(2)	$1	$—	$—	$—	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(13)	—	—	—	(1)	—	(1)	(984)
Total realized/unrealized gains (losses) included in AOCI	12	(5)	3	—	—	—	—	—
Purchases (5)	106	148	—	3	—	—	—	—
Sales (5)	(60)	(42)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	911
Transfers into Level 3 (6)	24	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$768	$406	$24	$3	$6	$—	$8	$(11,566)
Six Months Ended June 30, 2024
Balance, beginning of period	$1,320	$380	$36	$—	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(19)	1	—	—	(1)	—	(3)	(2,600)
Total realized/unrealized gains (losses) included in AOCI	(9)	2	—	—	—	—	—	—
Purchases (5)	238	207	—	—	—	—	1	—
Sales (5)	(84)	(31)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	203
Transfers into Level 3 (6)	55	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(136)	(53)	(15)	—	—	—	(6)	—
Balance, end of period	$1,365	$506	$21	$—	$24	$—	$10	$(10,583)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$(1)	$(1,480)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$11	$(5)	$3	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (7)	$(18)	$—	$—	$—	$(2)	$—	$(3)	$(2,921)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2024 (7)	$(19)	$—	$—	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,993	$—	$—	$21,587	$21,587
Policy loans	$1,425	$—	$543	$994	$1,537
Other invested assets	$228	$—	$217	$11	$228
Premiums, reinsurance and other receivables	$8,781	$—	$68	$9,800	$9,868
Liabilities
Policyholder account balances	$31,034	$—	$—	$30,763	$30,763
Long-term debt	$3,155	$—	$2,726	$—	$2,726
Other liabilities	$1,670	$—	$1,041	$629	$1,670
Separate account liabilities	$1,243	$—	$1,243	$—	$1,243

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,286	$—	$—	$21,373	$21,373
Policy loans	$2,024	$—	$1,161	$943	$2,104
Other invested assets	$233	$—	$222	$11	$233
Premiums, reinsurance and other receivables	$8,527	$—	$55	$9,222	$9,277
Liabilities
Policyholder account balances	$31,928	$—	$—	$31,563	$31,563
Long-term debt	$3,155	$—	$2,787	$—	$2,787
Other liabilities	$1,338	$—	$691	$647	$1,338
Separate account liabilities	$1,246	$—	$1,246	$—	$1,246
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both June 30, 2025 and December 31, 2024:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$825.00	$14	$825.00	$14
B	$421.88	7	$421.88	7	$843.76	14	$843.76	14
C	$335.94	7	$335.94	7	$671.88	15	$671.88	15
D	$289.06	4	$289.06	4	$578.12	8	$578.12	8
Total		$25		$25		$51		$51
Common Stock Repurchase Program
During the six months ended June 30, 2025 and 2024, BHF repurchased 1,844,396 and 2,634,041 shares, respectively, of its common stock through open market purchases, pursuant to Rule 10b5-1 plans, for $102 million and $126 million, respectively. At June 30, 2025, BHF had $441 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2025	$(4,379)	$352	$(1,625)	$1,027	$(45)	$(4,670)
OCI before reclassifications	512	(256)	279	(51)	31	515
Deferred income tax benefit (expense) (3)	(108)	53	(58)	10	(6)	(109)
AOCI before reclassifications, net of income tax	(3,975)	149	(1,404)	986	(20)	(4,264)
Amounts reclassified from AOCI	8	—	—	—	1	9
Deferred income tax benefit (expense) (3)	(1)	—	—	—	(1)	(2)
Amounts reclassified from AOCI, net of income tax	7	—	—	—	—	7
Balance at June 30, 2025	$(3,968)	$149	$(1,404)	$986	$(20)	$(4,257)

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2024	$(4,937)	$317	$(1,711)	$969	$(51)	$(5,413)
OCI before reclassifications	(475)	44	110	233	(2)	(90)
Deferred income tax benefit (expense) (3)	100	(9)	(23)	(49)	—	19
AOCI before reclassifications, net of income tax	(5,312)	352	(1,624)	1,153	(53)	(5,484)
Amounts reclassified from AOCI	85	(2)	—	—	1	84
Deferred income tax benefit (expense) (3)	(18)	—	—	—	(1)	(19)
Amounts reclassified from AOCI, net of income tax	67	(2)	—	—	—	65
Balance at June 30, 2024	$(5,245)	$350	$(1,624)	$1,153	$(53)	$(5,419)

	Six Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2024	$(5,137)	$371	$(1,603)	$1,149	$(58)	$(5,278)
OCI before reclassifications	1,440	(273)	252	(206)	46	1,259
Deferred income tax benefit (expense) (3)	(302)	57	(53)	43	(10)	(265)
AOCI before reclassifications, net of income tax	(3,999)	155	(1,404)	986	(22)	(4,284)
Amounts reclassified from AOCI	39	(7)	—	—	3	35
Deferred income tax benefit (expense) (3)	(8)	1	—	—	(1)	(8)
Amounts reclassified from AOCI, net of income tax	31	(6)	—	—	2	27
Balance at June 30, 2025	$(3,968)	$149	$(1,404)	$986	$(20)	$(4,257)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(12)	$(78)	$(37)	$(112)	Net investment gains (losses)
Net unrealized investment gains (losses)	4	(7)	(2)	(9)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(8)	(85)	(39)	(121)
Income tax (expense) benefit	1	18	8	25
Net unrealized investment gains (losses), net of income tax	(7)	(67)	(31)	(96)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	3	3	Net derivative gains (losses)
Interest rate swaps	—	1	1	1	Net investment income
Foreign currency swaps	—	1	3	1	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	—	2	7	5
Income tax (expense) benefit	—	—	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	—	2	6	4
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	(1)	(3)	(2)
Amortization of defined benefit plans, before income tax	(1)	(1)	(3)	(2)
Income tax (expense) benefit	1	1	1	1
Amortization of defined benefit plans, net of income tax	—	—	(2)	(1)
Total reclassifications, net of income tax	$(7)	$(65)	$(27)	$(93)

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
Other revenues included 12b-1 fees of $64 million and $129 million for the three months and six months ended June 30, 2025, respectively, and $69 million and $136 million for the three months and six months ended June 30, 2024, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Compensation	$103	$101	$233	$212
Contracted services and other labor costs	76	70	148	133
Transition services agreements	4	5	7	12
Premium and other taxes, licenses and fees	10	13	26	24
Separate account fees	80	91	163	183
Volume related costs, excluding compensation, net of DAC capitalization	153	138	285	285
Interest expense on debt	38	38	76	76
Other	18	12	37	50
Total other expenses	$482	$468	$975	$975
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$60	$9	$(234)	$(510)

Weighted average common shares outstanding — basic	57,411,289	61,956,829	57,832,368	62,496,801
Dilutive effect of share-based awards	322,881	298,501	—	—
Weighted average common shares outstanding — diluted	57,734,170	62,255,330	57,832,368	62,496,801

Earnings per common share:
Basic	$1.03	$0.12	$(4.06)	$(8.17)
Diluted	$1.02	$0.12	$(4.06)	$(8.17)
For the three months ended June 30, 2025, weighted average shares used for calculating diluted earnings per common share includes 166,769 shares underlying in-the-money stock options. For the three months ended June 30, 2024, weighted average shares used for calculating diluted earnings per common share excludes 187,371 shares underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to the earnings per common share calculation due to the average share price for the three months ended June 30, 2024.
For both the six months ended June 30, 2025 and 2024, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for these periods as the inclusion of such shares would have an antidilutive effect.
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
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from various state and federal regulators, agencies and officials. The issues involved in information requests and regulatory matters vary widely and can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2025.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
MOVEit Data Security Incident Litigation
Kennedy v. Progress Software Corporation, et al. (U.S. District Court, District of Massachusetts, filed October 3, 2023). BHF has been named as a defendant in a purported class action lawsuit. The action relates to a data security incident at an alleged third-party vendor, PBI Research Services (“PBI”), and allegedly involves the MOVEit file transfer system that PBI uses in its provision of services (“MOVEit Incident”). As it relates to BHF, plaintiff seeks to certify a subclass of persons whose private information was allegedly maintained by BHF and accessed or acquired in relation to the MOVEit Incident. Plaintiff alleges, among other things, that BHF negligently chose to utilize PBI to store and transfer plaintiff’s and purported class members’ private information despite PBI’s use of the MOVEit software which plaintiff contends contained security vulnerabilities. The complaint asserts claims against BHF for negligence, negligence per se, and unjust enrichment, and plaintiff seeks declaratory and injunctive relief, damages, attorneys’ fees and prejudgment interest. The court dismissed claims for injunctive relief against BHF, but denied the remainder of a motion to dismiss based on plaintiff’s lack of standing. BHF intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of June 30, 2025, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $182 million and $271 million at June 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.7 billion at June 30, 2025 and December 31, 2024, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities, guarantees and commitments to third parties such that it may be required to make payments now or in the future. In the context of reinsurance, acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation with a cumulative maximum of $82 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities, guarantees, or commitments.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both June 30, 2025 and December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2025; and (iv) our current reports on Form 8-K filed in 2025.
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
Our Results of Operations discussion and analysis presents a review for the three months and six months ended June 30, 2025 and 2024 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Income (loss) available to shareholders before provision for income tax	$68	$(11)	$(314)	$(653)
Less: Provision for income tax expense (benefit)	8	(20)	(80)	(143)
Net income (loss) available to shareholders (1)	$60	$9	$(234)	$(510)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$244	$418	$531	$308
Less: Provision for income tax expense (benefit)	46	72	98	60
Adjusted earnings (loss) (1)	$198	$346	$433	$248
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended June 30, 2025, we had net income available to shareholders of $60 million and adjusted earnings of $198 million compared to net income available to shareholders of $9 million and adjusted earnings of $346 million for the three months ended June 30, 2024. Net income available to shareholders for the three months ended June 30, 2025 primarily reflects favorable pre-tax adjusted earnings and net favorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors. The favorable impacts were partially offset by an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from increasing long-term interest rates, the weakening of the U.S. dollar unfavorably impacting foreign currency forwards and swaps, net investment losses on mortgage loans and net investment losses on sales of fixed maturity securities.
For the six months ended June 30, 2025, we had a net loss available to shareholders of $234 million and adjusted earnings of $433 million compared to a net loss available to shareholders of $510 million and adjusted earnings of $248 million for the six months ended June 30, 2024. The net loss available to shareholders for the six months ended June 30, 2025 primarily reflects net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business, the weakening of the U.S. dollar unfavorably impacting foreign currency forwards and swaps, net investment losses on mortgage loans and net investment losses on sales of fixed maturity securities. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2024 Annual Report, as amended or supplemented by our First Quarter Form 10-Q and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.

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
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2024 Annual Report, as amended or supplemented by our quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”

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
Adjusted earnings, which may be positive or negative, focuses on our primary businesses by excluding the impact of market volatility, which could distort trends. Adjusted earnings was updated during the first quarter of 2025 in connection with the establishment of a trading portfolio comprised of certain fixed income securities (classified as “trading securities” under GAAP). The Company did not have trading securities prior to the first quarter of 2025.
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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$166	$181	$352	$383
Universal life and investment-type product policy fees	553	580	1,096	1,016
Net investment income	1,285	1,307	2,582	2,561
Other revenues	143	141	279	286
Net investment gains (losses)	(39)	(120)	(122)	(162)
Net derivative gains (losses)	(1,237)	(662)	(926)	(2,583)
Total revenues	871	1,427	3,261	1,501
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	711	642	1,360	1,610
Interest credited to policyholder account balances	537	509	1,098	1,011
Amortization of DAC and VOBA	149	150	297	301
Change in market risk benefits	(1,101)	(356)	(208)	(1,796)
Interest expense on debt	38	38	76	76
Other expenses	444	430	899	899
Total expenses	778	1,413	3,522	2,101
Income (loss) before provision for income tax	93	14	(261)	(600)
Provision for income tax expense (benefit)	8	(20)	(80)	(143)
Net income (loss)	85	34	(181)	(457)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	85	34	(183)	(459)
Less: Preferred stock dividends	25	25	51	51
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$60	$9	$(234)	$(510)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Change in market risk benefits	$1,101	$356	$208	$1,796
Net investment gains (losses)	(39)	(120)	(122)	(162)
Investment gains (losses) on trading securities	(6)	—	—	—
Net derivative gains (losses), excluding investment hedge adjustments	(1,238)	(671)	(927)	(2,605)
Market value adjustments	6	6	(4)	10
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	244	418	531	308
Income (loss) available to shareholders before provision for income tax	68	(11)	(314)	(653)
Provision for income tax expense (benefit)	8	(20)	(80)	(143)
Net income (loss) available to shareholders	$60	$9	$(234)	$(510)

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Income available to shareholders before provision for income tax was $68 million ($60 million, net of income tax), an increase of $79 million ($51 million, net of income tax) from loss available to shareholders before provision for income tax of $11 million ($9 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•gains from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2025 and 2024”; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities.
The increase in income before provision for income taxes was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate increased in the current period, resulting in a loss of $154 million, and increased in the prior period, resulting in a loss of $97 million; and
•the weakening of the U.S. dollar more in the current period than the prior period, unfavorably impacting foreign currency forwards and swaps.
The provision for income tax, expressed as a percentage of income (loss) before provision for income tax, resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
The loss available to shareholders before provision for income tax was $314 million ($234 million, net of income tax), a lower loss of $339 million ($276 million, net of income tax) from loss available to shareholders before provision for income tax of $653 million ($510 million, net of income tax) in the prior period.
The lower loss before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased in the current period, resulting in a loss of $132 million, and increased in the prior period, resulting in a loss of $309 million; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities, partially offset by higher net losses on mortgage loans due to an increase in the allowance for credit losses.
The lower loss before provision for income tax was partially offset by the following unfavorable items:
•the weakening of the U.S. dollar in the current period and strengthening in the prior period, unfavorably impacting foreign currency forwards and swaps; and
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2025 and 2024.”
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 31% in the current period compared to 24% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$310	$(40)	$152	$(362)	$60
Add: Provision for income tax expense (benefit)	78	(7)	(430)	367	8
Income (loss) available to shareholders before provision for income tax	388	(47)	(278)	5	68
Less: Net investment gains (losses)	(71)	—	(4)	36	(39)
Less: Investment gains (losses) on trading securities	(6)	—	—	—	(6)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1	(1,052)	(14)	(169)	(3)	(1,238)
Less: Change in market risk benefits	1,101	—	—	—	1,101
Less: Market value adjustments	6	—	—	—	6
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	410	(33)	(105)	(28)	244
Less: Provision for income tax expense (benefit)	78	(7)	(22)	(3)	46
Adjusted earnings (loss)	$332	$(26)	$(83)	$(25)	$198

	Three Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$38	$38	$22	$(89)	$9
Add: Provision for income tax expense (benefit)	78	10	(164)	56	(20)
Income (loss) available to shareholders before provision for income tax	116	48	(142)	(33)	(11)
Less: Net investment gains (losses)	(81)	(7)	(15)	(17)	(120)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $9	(569)	3	(96)	(9)	(671)
Less: Change in market risk benefits	356	—	—	—	356
Less: Market value adjustments	—	—	6	—	6
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	410	52	(37)	(7)	418
Less: Provision for income tax expense (benefit)	78	10	(7)	(9)	72
Adjusted earnings (loss)	$332	$42	$(30)	$2	$346

	Six Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(29)	$(41)	$(127)	$(37)	$(234)
Add: Provision for income tax expense (benefit)	151	(6)	(235)	10	(80)
Income (loss) available to shareholders before provision for income tax	122	(47)	(362)	(27)	(314)
Less: Net investment gains (losses)	(123)	(4)	(22)	27	(122)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1	(760)	(20)	(150)	3	(927)
Less: Change in market risk benefits	208	—	—	—	208
Less: Market value adjustments	—	—	(4)	—	(4)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	797	(23)	(186)	(57)	531
Less: Provision for income tax expense (benefit)	151	(6)	(39)	(8)	98
Adjusted earnings (loss)	$646	$(17)	$(147)	$(49)	$433

	Six Months Ended June 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$23	$(8)	$(142)	$(383)	$(510)
Add: Provision for income tax expense (benefit)	150	—	(638)	345	(143)
Income (loss) available to shareholders before provision for income tax	173	(8)	(780)	(38)	(653)
Less: Net investment gains (losses)	(105)	(23)	(21)	(13)	(162)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $22	(2,313)	9	(300)	(1)	(2,605)
Less: Change in market risk benefits	1,796	—	—	—	1,796
Less: Market value adjustments	—	—	10	—	10
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	795	6	(469)	(24)	308
Less: Provision for income tax expense (benefit)	150	—	(98)	8	60
Adjusted earnings (loss)	$645	$6	$(371)	$(32)	$248

Consolidated Results for the Three Months and Six Months Ended June 30, 2025 and 2024 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$696	$721	$1,375	$1,302
Net investment spread	720	773	1,431	1,506
Insurance-related activities	(516)	(433)	(950)	(1,171)
Amortization of DAC and VOBA	(149)	(150)	(297)	(301)
Other expenses	(482)	(468)	(975)	(975)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	25	53	53
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	244	418	531	308
Provision for income tax expense (benefit)	46	72	98	60
Adjusted earnings (loss)	$198	$346	$433	$248
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Adjusted earnings were $198 million in the current period, a decrease of $148 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦higher claims, net of reinsurance in our Life and Run-off segments;
partially offset by
◦an increase in income annuity underwriting margins;
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
partially offset by
◦lower ceded cost of insurance fees consistent with favorable equity market returns in our Life segment, which is offset in other expenses; and
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
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted earnings were $433 million in the current period, an increase of $185 million.
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
partially offset by
◦higher operational expenses.
The key unfavorable impact was a lower net investment spread due to higher interest credited to policyholders due to higher account balances and actuarial modeling improvements in our Annuities segment.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 17% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segment Results for the Three Months and Six Months Ended June 30, 2025 and 2024 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$514	$549	$1,040	$1,094
Net investment spread	403	374	798	747
Insurance-related activities	(38)	(46)	(83)	(108)
Amortization of DAC and VOBA	(127)	(126)	(253)	(253)
Other expenses	(342)	(341)	(705)	(685)
Pre-tax adjusted earnings	410	410	797	795
Provision for income tax expense (benefit)	78	78	151	150
Adjusted earnings	$332	$332	$646	$645
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Adjusted earnings were $332 million in the current and prior period.
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
Key net unfavorable impacts were:
•lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher other expenses due to:
◦higher deferred compensation and operational expenses;
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

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted earnings were $646 million in the current period, an increase of $1 million.
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
Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$82	$58	$145	$49
Net investment spread	40	68	91	122
Insurance-related activities	(80)	(9)	(117)	(12)
Amortization of DAC and VOBA	(22)	(24)	(44)	(48)
Other expenses	(53)	(41)	(98)	(105)
Pre-tax adjusted earnings (loss)	(33)	52	(23)	6
Provision for income tax expense (benefit)	(7)	10	(6)	—
Adjusted earnings (loss)	$(26)	$42	$(17)	$6
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Adjusted loss was $26 million in the current period, a decrease of $68 million.
Key net unfavorable impacts were:
•higher costs associated with insurance-related activities due to higher claims, net of reinsurance;

•lower net investment spread due to lower returns on other limited partnerships; and
•higher other expenses due to:
◦lower ceded cost of insurance expenses consistent with favorable equity market returns, which is offset in fee income; and
◦higher operational expenses.
The key favorable impact was higher fee income due to lower ceded cost of insurance fees consistent with favorable equity market returns, which is offset in other expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in the current period compared to 19% in the prior period. Our effective tax rate may differ from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted loss was $17 million in the current period, a decrease of $23 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to higher claims, net of reinsurance; and
•lower net investment spread due to lower returns on other limited partnerships.
Key net favorable impacts were:
•higher fee income due to lower ceded cost of insurance fees related to the conclusion of the aforementioned reinsurance arbitration in the prior period; and
•lower other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦higher operational expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$97	$114	$192	$154
Net investment spread	225	262	437	509
Insurance-related activities	(398)	(378)	(750)	(1,051)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(29)	(35)	(65)	(81)
Pre-tax adjusted earnings (loss)	(105)	(37)	(186)	(469)
Provision for income tax expense (benefit)	(22)	(7)	(39)	(98)
Adjusted earnings (loss)	$(83)	$(30)	$(147)	$(371)

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Adjusted loss was $83 million in the current period, a higher loss of $53 million.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships; and
◦lower average invested long-term assets;
•higher net costs associated with insurance-related activities due to higher claims, net of reinsurance; and
•lower fee income due to a decline in the net cost of insurance fees driven by the aging in-force business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted loss was $147 million in the current period, a lower loss of $224 million.
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
◦lower returns on other limited partnerships; and
◦lower average invested long-term assets.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period.

Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$3	$—	$(2)	$5
Net investment spread	52	69	105	128
Insurance-related activities	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(58)	(51)	(107)	(104)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	25	53	53
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(28)	(7)	(57)	(24)
Provision for income tax expense (benefit)	(3)	(9)	(8)	8
Adjusted earnings (loss)	$(25)	$2	$(49)	$(32)
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Adjusted loss was $25 million in the current period, a decrease of $27 million.
The key unfavorable impact was a lower net investment spread due to lower average invested long-term assets on our institutional spread margin business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in a lower effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits. We believe the effective tax rate for the Corporate & Other segment is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for the Corporate & Other segment are derived from the difference between the overall consolidated effective tax rate and total taxes for the combined operating segments.
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted loss was $49 million in the current period, a higher loss of $17 million.
The key unfavorable impact was a lower net investment spread due to lower average invested long-term assets on our institutional spread margin business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in a higher effective tax rate in the current period compared to the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items. We believe the effective tax rate for the Corporate & Other segment is not generally meaningful, neither on a standalone basis nor for comparison to prior periods, since taxes for the Corporate & Other segment are derived from the difference between the overall consolidated effective tax rate and total taxes for the other operating segments.

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2025 and 2024
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Market risk benefits mark-to-market	$1,020	$228	$21	$1,571
Annuity guaranteed benefit rider fees, net of claims	97	135	192	251
Ceded reinsurance	(16)	(7)	(5)	(26)
Total changes attributable to annuity guaranteed benefits	1,101	356	208	1,796
Variable annuity hedges	1,073	137	196	204
Shield embedded derivatives	(2,103)	(697)	(932)	(2,514)
Total	$71	$(204)	$(528)	$(514)
Three Months Ended June 30, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was favorable for the three months ended June 30, 2025, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates;
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
Six Months Ended June 30, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the six months ended June 30, 2025, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets, partially offset by decreasing interest rates;
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
Interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of June 30, 2025.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.41%	$1,329	4.52%	$1,353	4.40%	$2,659	4.45%	$2,658
Investment fees and expenses (2)	(0.13)	(37)	(0.13)	(37)	(0.13)	(76)	(0.14)	(75)
Adjusted net investment income (3)	4.28%	$1,292	4.39%	$1,316	4.27%	$2,583	4.31%	$2,583
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net investment income	$1,285	$1,307	$2,582	$2,561
Add: Investment hedge adjustments	1	9	1	22
Less: Investment gains (losses) on trading securities	(6)	—	—	—
Adjusted net investment income — in the above yield table	$1,292	$1,316	$2,583	$2,583
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2025 and 2024” for an analysis of the period-over-period changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,653	82.5%	$66,402	82.9%
Privately-placed	14,182	17.5	13,653	17.1
Total fixed maturity securities	$80,835	100.0%	$80,055	100.0%
Percentage of cash and invested assets	64.0%		65.4%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2025					December 31, 2024
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,038	$4	$(3,838)	$53,196	65.8%	$56,661	$5	$(4,680)	$51,976	64.9%
2	Baa	27,264	—	(1,925)	25,339	31.3	28,446	—	(2,640)	25,806	32.3
Subtotal investment grade		84,302	4	(5,763)	78,535	97.1%	85,107	5	(7,320)	77,782	97.2%
3	Ba	1,888	2	(43)	1,843	2.3	1,879	—	(92)	1,787	2.2
4	B	376	—	(30)	346	0.5	383	2	(32)	349	0.4
5	Caa and lower	145	38	(16)	91	0.1	151	31	(13)	107	0.1
6	In or near default	51	23	(8)	20	—	83	43	(10)	30	0.1
Subtotal below investment grade		2,460	63	(97)	2,300	2.9%	2,496	76	(147)	2,273	2.8%
Total fixed maturity securities		$86,762	$67	$(5,860)	$80,835	100.0%	$87,603	$81	$(7,467)	$80,055	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2025
U.S. corporate	$17,773	$18,047	$1,431	$255	$47	$20	$37,573
Foreign corporate	5,213	6,150	296	73	37	—	11,769
RMBS	7,824	1	9	—	1	—	7,835
U.S. government and agency	6,554	82	—	—	—	—	6,636
CMBS	5,994	333	35	8	4	—	6,374
ABS	5,795	350	29	10	2	—	6,186
State and political subdivision	3,471	50	—	—	—	—	3,521
Foreign government	572	326	43	—	—	—	941
Total fixed maturity securities	$53,196	$25,339	$1,843	$346	$91	$20	$80,835
December 31, 2024
U.S. corporate	$17,036	$18,415	$1,303	$291	$49	$29	$37,123
Foreign corporate	5,327	6,026	391	41	45	—	11,830
RMBS	7,254	15	16	—	1	1	7,287
U.S. government and agency	6,636	111	—	—	—	—	6,747
CMBS	5,985	344	17	6	4	—	6,356
ABS	5,776	498	19	11	8	—	6,312
State and political subdivision	3,390	51	—	—	—	—	3,441
Foreign government	572	346	41	—	—	—	959
Total fixed maturity securities	$51,976	$25,806	$1,787	$349	$107	$30	$80,055
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% total investments at both June 30, 2025 and December 31, 2024. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,872	32.2%	$15,448	31.6%
Finance	13,067	26.5	13,279	27.1
Consumer	11,363	23.0	11,155	22.8
Utility	6,385	12.9	6,405	13.1
Communications	2,655	5.4	2,666	5.4
Total	$49,342	100.0%	$48,953	100.0%

Structured Securities
We held $20.4 billion and $20.0 billion of Structured Securities, at estimated fair value, at June 30, 2025 and December 31, 2024, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,215	53.8%	$(208)	$3,906	53.6%	$(304)
Pass-through securities	3,620	46.2	(436)	3,381	46.4	(525)
Total RMBS	$7,835	100.0%	$(644)	$7,287	100.0%	$(829)
Risk profile:
Agency	$6,101	77.9%	$(640)	$5,752	78.9%	$(800)
Prime	221	2.8	(14)	220	3.0	(19)
Alt-A	1,201	15.3	4	992	13.6	(11)
Sub-prime	312	4.0	6	323	4.5	1
Total RMBS	$7,835	100.0%	$(644)	$7,287	100.0%	$(829)
Ratings profile:
Rated Aaa	$1,125	14.4%		$892	12.2%
Designated NAIC 1	$7,824	99.9%		$7,254	99.5%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$59	$55	$81	$76
2012	—	—	2	1
2013	17	15	21	19
2014	136	122	143	125
2015	682	660	929	895
2016	466	454	460	442
2017	698	675	689	652
2018	1,588	1,534	1,612	1,524
2019	909	834	912	807
2020	509	449	501	425
2021	599	575	664	635
2022	393	389	419	411
2023	78	78	61	62
2024	345	349	282	282
2025	184	185	—	—
Total	$6,663	$6,374	$6,776	$6,356
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.2 billion, or 66.2% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.0% of total CMBS, at June 30, 2025. The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 67.7% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2024.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,980	48.2%	$—	$3,258	51.6%	$14
Automobile loans	769	12.4	6	670	10.6	2
Student loans	391	6.3	(8)	383	6.1	(12)
Consumer loans	346	5.6	(3)	354	5.6	(8)
Credit card loans	320	5.2	—	326	5.2	(2)
Other loans	1,380	22.3	(24)	1,321	20.9	(36)
Total	$6,186	100.0%	$(29)	$6,312	100.0%	$(42)
Ratings profile:
Rated Aaa	$3,874	62.6%		$3,764	59.6%
Designated NAIC 1	$5,795	93.7%		$5,776	91.5%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	June 30, 2025				December 31, 2024
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$12,916	55.7%	$146	1.1%	$13,330	56.8%	$106	0.8%
Agricultural	4,509	19.4	22	0.5%.	4,591	19.6	30	0.7%
Residential	5,777	24.9	41	0.7%	5,543	23.6	42	0.8%
Total	$23,202	100.0%	$209	0.9%	$23,464	100.0%	$178	0.8%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 98% at both June 30, 2025 and December 31, 2024. The remainder was collateralized by properties located outside of the U.S. At June 30, 2025, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2025 and December 31, 2024. At June 30, 2025, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 37% for California, 10% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,682	20.8%	$2,769	20.8%
Pacific	2,532	19.6	2,644	19.8
Middle Atlantic	2,077	16.1	2,075	15.6
West South Central	1,593	12.3	1,555	11.7
Mountain	1,104	8.5	1,114	8.4
East North Central	822	6.4	834	6.2
New England	575	4.5	726	5.4
East South Central	362	2.8	363	2.7
West North Central	355	2.7	358	2.7
International	333	2.6	391	2.9
Multi-region and Other	481	3.7	501	3.8
Total recorded investment	12,916	100.0%	13,330	100.0%
Less: allowance for credit losses	146		106
Carrying value, net of allowance for credit losses	$12,770		$13,224
Property type:
Apartment	$4,956	38.4%	$5,249	39.4%
Office	2,955	22.9	3,019	22.7
Industrial	2,408	18.6	2,498	18.7
Retail	1,710	13.2	1,681	12.6
Hotel	887	6.9	883	6.6
Total recorded investment	12,916	100.0%	13,330	100.0%
Less: allowance for credit losses	146		106
Carrying value, net of allowance for credit losses	$12,770		$13,224
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 68% and 69% at June 30, 2025 and December 31, 2024, respectively, and our average debt-service coverage ratio was 2.2x and 2.3x at June 30, 2025 and December 31, 2024, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 48% at June 30, 2025 and December 31, 2024, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the six months ended June 30, 2025 and 2024.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Other limited partnerships	$4,127	$4,100
Real estate limited partnerships and LLCs (1)	671	727
Total	$4,798	$4,827
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $746 million and $836 million at June 30, 2025 and December 31, 2024, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,803	87.4%	$4,135	78.8%
Company-owned life insurance	795	8.9	772	14.7
Federal Home Loan Bank stock	217	2.4	222	4.2
Leveraged leases, net of non-recourse debt	60	0.7	60	1.1
Tax credit and renewable energy partnerships	44	0.5	48	0.9
Other	13	0.1	13	0.3
Total	$8,932	100.0%	$5,250	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value, and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2025 and December 31, 2024; and
•the effects of derivatives in cash flow, fair value, or non-qualifying hedge relationships on the statements of operations for the six months ended June 30, 2025 and 2024.
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
Derivatives categorized as Level 3 at June 30, 2025 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2025		December 31, 2024
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,230	$28	$780	$19
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	June 30, 2025				December 31, 2024
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$29,952	$3,352	$3,644	28.7%	$30,280	$3,660	$4,085	33.5%
GMIB Max with EDB (3)	6,871	6,485	857	45.0%	6,981	6,501	875	48.8%
GMIB Max without EDB (3)	3,878	81	236	30.4%	3,941	111	247	33.6%
GMWB	19,242	163	197	6.6%	19,263	237	276	10.1%
GMAB	219	—	—	—%	359	1	1	2.9%
GMDB only (other than EDB) (3)	17,113	939	—	—	17,076	964	—	N/A
EDB only (3)	3,132	1,267	—	—	3,084	1,343	—	N/A
Total	$80,407	$12,287	$4,934		$80,984	$12,817	$5,484
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $10.5 billion at June 30, 2025.
Our variable annuity MRBs by type of GMxB were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
GMIB	$7,282	$7,560
GMWB	6	7
GMDB	741	740
Total	$8,029	$8,307
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
We maintain a substantial short-term liquidity position, which was $4.6 billion and $5.2 billion at June 30, 2025 and December 31, 2024, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $48.9 billion and $48.1 billion at June 30, 2025 and December 31, 2024, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
In November 2023, we authorized a $750 million share repurchase program under which repurchases may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. Common stock repurchases are dependent upon several factors, including our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value and applicable regulatory approvals, as well as other legal and accounting factors.
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

Rating Agencies
Rating agencies may continue to review and adjust our ratings. For example, in July 2025, S&P revised the long-term issuer credit ratings for BHF and Brighthouse Holdings, LLC (“BH Holdings”) to BBB from BBB+. In addition, S&P revised the financial strength ratings for certain of its subsidiaries to A from A+, among other revisions. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2024 Annual Report for a description of the potential impact of a ratings downgrade.
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$145	$—
Investing activities, net	675	—
Changes in policyholder account balances, net	—	2,623
Changes in payables for collateral under securities loaned and other transactions, net	103	236
Total sources	923	2,859
Uses:
Operating activities, net	—	196
Investing activities, net	—	1,707
Changes in policyholder account balances, net	146	—
Long-term debt repaid	1	1
Dividends on preferred stock	51	51
Treasury stock acquired in connection with share repurchases	102	126
Financing element on certain derivative instruments and other derivative related transactions, net	114	175
Other, net	14	13
Total uses	428	2,269
Net increase (decrease) in cash and cash equivalents	$495	$590
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
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs is reported in the Corporate & Other segment. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2024 Annual Report for additional information on funding agreements.
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—
FABCP Program	3,000	2,962	3,985	7,659	3,947	8,045
FABN Program	2,000	2,550	—	1,150	550	700
FHLB Funding Agreements	4,200	4,300	625	675	725	825
Farmer Mac Funding Agreements	450	650	—	50	200	100
Total	$10,150	$10,962	$4,610	$10,034	$5,422	$9,670
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At June 30, 2025, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at June 30, 2025.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2025, we pledged less than $1 million of cash collateral to counterparties. At December 31, 2024, we did not pledge any cash collateral to counterparties. At June 30, 2025 and December 31, 2024, we were obligated to return cash collateral pledged to us by counterparties of $907 million and $812 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $1.8 billion and $2.3 billion at June 30, 2025 and December 31, 2024, respectively.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.2 billion at June 30, 2025 and December 31, 2024, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both June 30, 2025 and December 31, 2024.
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
Short-term Liquidity and Liquid Assets
At June 30, 2025 and December 31, 2024, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $803 million and $912 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At June 30, 2025 and December 31, 2024, BHF and certain of its non-insurance subsidiaries had liquid assets of $941 million and $1.1 billion, respectively, of which $901 million and $1.1 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust. On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
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
Distributions from and Capital Contributions to BH Holdings
During both the six months ended June 30, 2025 and 2024, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2025 and 2024, BHF borrowed $398 million and $290 million, respectively, from certain of its non-insurance subsidiaries and repaid $386 million and $85 million of such borrowings during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, BHF had total obligations outstanding of $594 million and $582 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the six months ended June 30, 2025 and 2024, there were no borrowings or repayments by BHF under these facilities and, at both June 30, 2025 and December 31, 2024, BHF had no obligations outstanding under such facilities.

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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2025.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Purchases of BHF common stock made by or on behalf of BHF or its affiliates during the three months ended June 30, 2025 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In millions)
April 1 — April 30, 2025	410,200	$51.65	410,200	$463
May 1 — May 31, 2025	356,400	$59.14	356,400	$442
June 1 — June 30, 2025	15,200	$59.34	15,200	$441
Total	781,800		781,800
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
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
10.1
Amended and Restated Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan (Effective March 27, 2025), is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 8, 2025