Form 10-Q
period 2025-09-30
Brighthouse Financial, Inc.
filed 2025-11-07
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 31, 2025, 57,171,217 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2025 (Unaudited) and December 31, 2024 and for the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	19
	Note 5 — Separate Accounts	20
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	22
	Note 7 — Investments	23
	Note 8 — Derivatives	35
	Note 9 — Fair Value	41
	Note 10 — Equity	51
	Note 11 — Other Revenues and Other Expenses	54
	Note 12 — Earnings Per Common Share	55
	Note 13 — Contingencies, Commitments and Guarantees	55
	Note 14 — Subsequent Event	59
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	102
Item 4.	Controls and Procedures	102

Part II — Other Information
Item 1.	Legal Proceedings	102
Item 1A.	Risk Factors	102
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 5.	Other Information	104
Item 6.	Exhibits	105

Signature		106

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2025 (Unaudited) and December 31, 2024
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,564 and $87,603, respectively; allowance for credit losses of $64 and $81, respectively)	$81,537	$80,055
Trading securities, at estimated fair value	528	—
Equity securities, at estimated fair value	78	77
Mortgage loans (net of allowance for credit losses of $205 and $178, respectively)	22,862	23,286
Policy loans	1,439	2,024
Limited partnerships and limited liability companies	4,816	4,827
Short-term investments, principally at estimated fair value	778	1,868
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	8,842	5,250
Total investments	120,880	117,387
Cash and cash equivalents	6,606	5,045
Accrued investment income	1,350	1,277
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	21,244	21,126
Deferred policy acquisition costs and value of business acquired	4,603	4,710
Current income tax recoverable	17	19
Deferred income tax asset	1,531	1,875
Market risk benefit assets	979	1,092
Other assets	342	370
Separate account assets	87,127	85,636
Total assets	$244,679	$238,537
Liabilities and Equity
Liabilities
Future policy benefits	$32,021	$31,475
Policyholder account balances	88,703	87,989
Market risk benefit liabilities	8,529	8,329
Other policy-related balances	3,918	3,878
Payables for collateral under securities loaned and other transactions	4,347	3,891
Long-term debt	3,155	3,155
Other liabilities	10,451	9,160
Separate account liabilities	87,127	85,636
Total liabilities	238,251	233,513
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,064,321 and 123,480,326 shares issued, respectively; 57,153,571 and 58,629,049 shares outstanding, respectively	1	1
Additional paid-in capital	13,893	13,927
Retained earnings (deficit)	(823)	(1,119)
Treasury stock, at cost; 66,910,750 and 64,851,277 shares, respectively	(2,688)	(2,572)
Accumulated other comprehensive income (loss)	(4,020)	(5,278)
Total Brighthouse Financial, Inc.’s stockholders’ equity	6,363	4,959
Noncontrolling interests	65	65
Total equity	6,428	5,024
Total liabilities and equity	$244,679	$238,537
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums	$170	$180	$522	$563
Universal life and investment-type product policy fees	531	560	1,627	1,576
Net investment income	1,334	1,288	3,916	3,849
Other revenues	143	143	422	429
Net investment gains (losses)	48	(60)	(74)	(222)
Net derivative gains (losses)	(410)	(93)	(1,336)	(2,676)
Total revenues	1,816	2,018	5,077	3,519
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273), ($978), ($273), and ($978), respectively)	(252)	22	1,108	1,632
Interest credited to policyholder account balances	561	556	1,659	1,567
Amortization of deferred policy acquisition costs and value of business acquired	153	150	450	451
Change in market risk benefits	289	610	81	(1,186)
Other expenses	480	492	1,455	1,467
Total expenses	1,231	1,830	4,753	3,931
Income (loss) before provision for income tax	585	188	324	(412)
Provision for income tax expense (benefit)	104	10	24	(133)
Net income (loss)	481	178	300	(279)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	479	176	296	(283)
Less: Preferred stock dividends	26	26	77	77
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$453	$150	$219	$(360)
Comprehensive income (loss)	$718	$1,470	$1,558	$840
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$716	$1,468	$1,554	$836

Earnings per common share
Basic	$7.93	$2.49	$3.80	$(5.82)
Diluted	$7.89	$2.47	$3.78	$(5.82)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
Treasury stock acquired in connection with share repurchases					(102)		(102)		(102)
Share-based compensation		—	42		(13)		29		29
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(183)			(183)	2	(181)
Other comprehensive income (loss), net of income tax						1,021	1,021		1,021
Balance at June 30, 2025	—	1	13,918	(1,302)	(2,687)	(4,257)	5,673	65	5,738
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	1		(1)		—		—
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				479			479	2	481
Other comprehensive income (loss), net of income tax						237	237		237
Balance at September 30, 2025	$—	$1	$13,893	$(823)	$(2,688)	$(4,020)	$6,363	$65	$6,428

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$1	$14,004	$(1,507)	$(2,309)	$(5,246)	$4,943	$65	$5,008
Treasury stock acquired in connection with share repurchases					(126)		(126)		(126)
Share-based compensation		—	19		(12)		7		7
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(459)			(459)	2	(457)
Other comprehensive income (loss), net of income tax						(173)	(173)		(173)
Balance at June 30, 2024	—	1	13,972	(1,966)	(2,447)	(5,419)	4,141	65	4,206
Treasury stock acquired in connection with share repurchases					(64)		(64)		(64)
Share-based compensation		—	7		(1)		6		6
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				176			176	2	178
Other comprehensive income (loss), net of income tax						1,292	1,292		1,292
Balance at September 30, 2024	$—	$1	$13,953	$(1,790)	$(2,512)	$(4,127)	$5,525	$65	$5,590
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$262	$(172)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	9,560	7,968
Trading securities	27	—
Equity securities	36	34
Mortgage loans	1,650	1,033
Limited partnerships and limited liability companies	392	227
Purchases of:
Fixed maturity securities	(8,716)	(8,397)
Trading securities	(198)	—
Equity securities	(20)	(5)
Mortgage loans	(1,364)	(1,503)
Limited partnerships and limited liability companies	(216)	(216)
Cash received in connection with freestanding derivatives	12,123	8,653
Cash paid in connection with freestanding derivatives	(12,945)	(8,648)
Net change in policy loans	585	(56)
Net change in short-term investments	1,123	(628)
Net change in other invested assets	10	(295)
Other, net	—	(4)
Net cash provided by (used in) investing activities	2,047	(1,837)
Cash flows from financing activities
Policyholder account balances:
Deposits	14,589	39,141
Withdrawals	(15,225)	(35,469)
Net change in payables for collateral under securities loaned and other transactions	456	94
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(77)	(77)
Treasury stock acquired in connection with share repurchases	(102)	(190)
Financing element on certain derivative instruments and other derivative related transactions, net	(371)	305
Other, net	(17)	(15)
Net cash provided by (used in) financing activities	(748)	3,788
Change in cash, cash equivalents and restricted cash	1,561	1,779
Cash, cash equivalents and restricted cash, beginning of period	5,045	3,851
Cash, cash equivalents and restricted cash, end of period	$6,606	$5,630
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$82	$82
Income tax	$12	$10
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2025.

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
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. This ASU is effective for annual periods starting with fiscal year 2025. The Company has elected to implement this ASU on a retrospective basis. This ASU has no impact on the Company’s consolidated financial statements but will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
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

	Three Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$920	$301	$378	$217	$1,816
Less: Revenues excluded from adjusted earnings (1)	(416)	4	(7)	64
Less: Segment expenses:
Policyholder benefits and claims	125	142	(519)	—
Interest credited to policyholder account balances, excluding market value adjustments	357	30	61	103
Amortization of DAC and VOBA	131	22	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	348	54	32	8
Less: Provision for income tax expense (benefit)	71	9	170	(9)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	26
Adjusted earnings (loss)	$304	$40	$641	$(15)	970

Adjustments for:
Net investment gains (losses)					48
Investment gains (losses) on trading securities					7
Net derivative gains (losses), excluding investment hedge adjustments of $0					(410)
Change in market risk benefits					(289)
Market value adjustments					(10)
Provision for income tax (expense) benefit					137
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$453

Interest revenue	$770	$117	$292	$148

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Three Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,093	$292	$477	$156	$2,018
Less: Revenues excluded from adjusted earnings (1)	(221)	(11)	100	(27)
Less: Segment expenses:
Policyholder benefits and claims	88	247	(313)	—
Interest credited to policyholder account balances, excluding market value adjustments	341	26	60	118
Amortization of DAC and VOBA	127	23	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	355	39	46	14
Less: Provision for income tax expense (benefit)	76	(7)	121	(17)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	26
Adjusted earnings (loss)	$327	$(25)	$463	$2	767

Adjustments for:
Net investment gains (losses)					(60)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $6					(99)
Change in market risk benefits					(610)
Market value adjustments					(11)
Provision for income tax (expense) benefit					163
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$150

Interest revenue	$729	$112	$275	$178

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$2,712	$851	$955	$559	$5,077
Less: Revenues excluded from adjusted earnings (1)	(1,299)	(20)	(179)	94
Less: Segment expenses:
Policyholder benefits and claims	333	542	233	—
Interest credited to policyholder account balances, excluding market value adjustments	1,069	85	179	312
Amortization of DAC and VOBA	384	66	—	—
Interest expense on debt	—	—	—	114
Other expenses (2)	1,053	152	97	39
Less: Provision for income tax expense (benefit)	222	3	131	(17)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4
Less: Preferred stock dividends	—	—	—	77
Adjusted earnings (loss)	$950	$23	$494	$(64)	1,403

Adjustments for:
Net investment gains (losses)					(74)
Investment gains (losses) on trading securities					7
Net derivative gains (losses), excluding investment hedge adjustments of $1					(1,337)
Change in market risk benefits					(81)
Market value adjustments					(14)
Provision for income tax (expense) benefit					315
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$219

Interest revenue	$2,280	$321	$847	$462

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,293	$792	$941	$493	$3,519
Less: Revenues excluded from adjusted earnings (1)	(2,639)	(25)	(221)	(41)
Less: Segment expenses:
Policyholder benefits and claims	342	552	738	—
Interest credited to policyholder account balances, excluding market value adjustments	972	76	182	336
Amortization of DAC and VOBA	380	71	—	—
Interest expense on debt	—	—	—	114
Other expenses (2)	1,040	144	127	42
Less: Provision for income tax expense (benefit)	226	(7)	23	(9)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4
Less: Preferred stock dividends	—	—	—	77
Adjusted earnings (loss)	$972	$(19)	$92	$(30)	1,015

Adjustments for:
Net investment gains (losses)					(222)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $28					(2,704)
Change in market risk benefits					1,186
Market value adjustments					(1)
Provision for income tax (expense) benefit					366
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(360)

Interest revenue	$2,107	$340	$906	$524
_______________
(1)For each reportable segment, certain revenues are excluded from adjusted earnings (loss), including net investment gains (losses), investment gains (losses) on trading securities and net derivative gains (losses), excluding Investment Hedge Adjustments.
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Annuities	$169,641	$163,830
Life	27,225	26,261
Run-off	25,263	24,873
Corporate & Other	22,550	23,573
Total	$244,679	$238,537

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Annuity products	$565	$586	$1,734	$1,827
Life insurance products	270	290	825	725
Other products	9	7	12	16
Total	$844	$883	$2,571	$2,568
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2025 and 2024.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2025			2024
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,808	$—	$—	$2,974	$—	$—
Beginning balance at original discount rate	3,161	—	—	3,234	—	—
Effect of model refinements	3	—	—	4	—	—
Effect of changes in cash flow assumptions	(116)	—	—	128	—	—
Effect of actual variances from expected experience	(15)	—	—	9	—	—
Adjusted beginning of period balance	3,033	—	—	3,375	—	—
Issuances	11	—	—	52	—	—
Interest accrual	81	—	—	85	—	—
Net premiums collected	(279)	—	—	(284)	—	—
Ending balance at original discount rate	2,846	—	—	3,228	—	—
Effect of changes in discount rate assumptions	(243)	—	—	(239)	—	—
Balance, end of period	$2,603	$—	$—	$2,989	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,325	$3,763	$6,118	$5,507	$3,754	$6,697
Beginning balance at original discount rate	5,989	4,161	6,876	6,023	4,031	7,085
Effect of model refinements	2	—	4	10	—	—
Effect of changes in cash flow assumptions	(130)	18	22	208	(23)	81
Effect of actual variances from expected experience	(17)	(36)	(24)	9	(1)	(11)
Adjusted beginning of period balance	5,844	4,143	6,878	6,250	4,007	7,155
Issuances	11	298	—	56	304	—
Interest accrual	160	119	221	165	113	230
Benefit payments	(409)	(308)	(408)	(425)	(300)	(438)
Ending balance at original discount rate	5,606	4,252	6,691	6,046	4,124	6,947
Effect of changes in discount rate assumptions	(457)	(279)	(572)	(431)	(229)	(361)
Balance, end of period	$5,149	$3,973	$6,119	$5,615	$3,895	$6,586
Net liability for future policy benefits, end of period	$2,546	$3,973	$6,119	$2,626	$3,895	$6,586
Less: Reinsurance recoverable, end of period	26	33	57	30	32	63
Net liability for future policy benefits, after reinsurance recoverable	$2,520	$3,940	$6,062	$2,596	$3,863	$6,523
Weighted-average duration of liability	7.2 years	7.7 years	11.5 years	7.7 years	8.0 years	11.5 years
Weighted-average interest accretion rate	3.92%	4.11%	4.47%	3.94%	4.02%	4.46%
Current discount rate	4.97%	5.08%	5.37%	4.74%	4.82%	5.00%
Gross premiums or assessments recognized during period	$400	$379	$—	$423	$385	$—
Expected future gross premiums, undiscounted	$5,268	$—	$—	$5,983	$—	$—
Expected future gross premiums, discounted	$3,934	$—	$—	$4,406	$—	$—
Expected future benefit payments, undiscounted	$7,538	$5,992	$12,937	$8,250	$5,814	$13,465
Expected future benefit payments, discounted	$5,606	$4,252	$6,691	$6,046	$4,124	$6,947

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2025 and 2024 annual actuarial reviews (“AAR”), the Company updated assumptions regarding mortality and lapses for term participating and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$8,986	$7,607
Beginning balance before the effect of unrealized gains and losses	9,277	7,784
Effect of changes in cash flow assumptions	480	895
Effect of actual variances from expected experience	94	102
Adjusted beginning of period balance	9,851	8,781
Interest accrual	346	295
Net assessments collected	355	328
Benefit payments	(384)	(280)
Ending balance before the effect of unrealized gains and losses	10,168	9,124
Effect of unrealized gains and losses	(209)	(158)
Balance, end of period	9,959	8,966
Less: Reinsurance recoverable, end of period	1,786	1,521
Net additional liability, after reinsurance recoverable	$8,173	$7,445
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.94%	4.94%
Gross assessments recognized during period	$801	$812
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2025 and 2024 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2025, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,597	$22,073
Long-term care insurance (1)	5,285	5,514
ULSG liabilities, including liability for profits followed by losses (2)	44	1,202
Participating whole life insurance (3)	3,276	3,172
Deferred profit liabilities	441	435
Other	378	385
Total liability for future policy benefits	$32,021	$32,781
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)The effect of changes in assumptions for ULSG liabilities, including the liability for profits followed by losses was ($1.2) billion for the nine months ended September 30, 2025.
(3)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2025 and 2024, and 38% and 39% of gross traditional life insurance premiums for the nine months ended September 30, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	195	40	6,180	899	458	—
Surrenders and withdrawals	(73)	(435)	(5,631)	(1,936)	(18)	—
Benefit payments	(50)	(69)	(261)	(277)	(63)	(7)
Net transfers from (to) separate account	21	99	—	—	—	(525)
Interest credited	83	76	564	426	116	18
Policy charges	(152)	(15)	(26)	—	(724)	(5)
Changes related to embedded derivatives	1	—	2,751	—	—	—
Balance, end of period	$2,615	$3,529	$52,182	$13,777	$4,548	$647
Weighted-average crediting rate (2)	3.19%	2.07%	1.44%	2.96%	2.49%	2.30%
Nine Months Ended September 30, 2024
Balance, beginning of period	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	181	57	6,272	1,027	486	—
Surrenders and withdrawals	(68)	(508)	(3,935)	(982)	(15)	—
Benefit payments	(37)	(72)	(243)	(258)	(53)	(7)
Net transfers from (to) separate account	31	96	—	—	—	5
Interest credited	74	83	438	424	123	22
Policy charges	(152)	(16)	(14)	—	(745)	(6)
Changes related to embedded derivatives	—	—	3,669	—	—	—
Balance, end of period	$2,579	$3,947	$47,814	$14,883	$4,848	$667
Weighted-average crediting rate (2)	2.89%	2.02%	1.31%	2.86%	2.48%	3.10%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$77,298	$74,738
Funding agreements classified as investment contracts	9,876	11,561
Institutional group annuities	584	363
Other investment contract liabilities	945	1,016
Total policyholder account balances	$88,703	$87,678

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2025
Annuities (1):
Less than 2.00%	$423	$137	$215	$8,430	$9,205
2.00% to 3.99%	6,434	548	558	332	7,872
Greater than 3.99%	768	—	—	—	768
Total	$7,625	$685	$773	$8,762	$17,845
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$387	$387
2.00% to 3.99%	—	525	43	118	686
Greater than 3.99%	1,485	—	—	—	1,485
Total	$1,485	$525	$43	$505	$2,558
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	988	1,309	1,518	226	4,041
Greater than 3.99%	492	—	—	—	492
Total	$1,480	$1,309	$1,518	$226	$4,533
December 31, 2024
Annuities (1):
Less than 2.00%	$562	$126	$240	$8,769	$9,697
2.00% to 3.99%	7,160	462	492	385	8,499
Greater than 3.99%	783	—	—	—	783
Total	$8,505	$588	$732	$9,154	$18,979
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$317	$317
2.00% to 3.99%	—	522	48	131	701
Greater than 3.99%	1,530	—	—	—	1,530
Total	$1,530	$522	$48	$448	$2,548
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,233	$9,701
Balance, beginning of period, before effect of changes in nonperformance risk	5,219	7,326
Decrements	(124)	(129)
Effect of changes in future expected assumptions	540	(53)
Effect of actual different from expected experience	73	67
Effect of changes in interest rates	531	(307)
Effect of changes in fund returns	(1,475)	(1,490)
Issuances	—	3
Effect of changes in risk margin	(61)	(41)
Aging of the block and other	914	1,141
Balance, end of period, before effect of changes in nonperformance risk	5,617	6,517
Effect of changes in nonperformance risk	1,918	2,298
Balance, end of period	7,535	8,815
Less: Reinsurance recoverable, end of period	14	32
Balance, end of period, net of reinsurance (1)	$7,521	$8,783
Weighted-average attained age of contract holder	74.4 years	73.6 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2025 and 2024, with the exception of $29 million and $47 million, respectively, of index-linked annuities not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2025 and 2024 AAR, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2025			2024
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$77,151	$6,419	$1,808	$79,990	$5,921	$2,162
Premiums and deposits	720	109	—	597	115	—
Surrenders and withdrawals	(5,915)	(180)	(4)	(6,080)	(163)	(14)
Benefit payments	(1,281)	(73)	(26)	(1,176)	(49)	(15)
Investment performance	8,505	767	207	9,647	886	242
Policy charges	(1,545)	(164)	(49)	(1,637)	(168)	(49)
Net transfers from (to) general account	(99)	(21)	525	(96)	(31)	(5)
Other	(21)	2	9	(28)	—	6
Balance, end of period	$77,515	$6,859	$2,470	$81,217	$6,511	$2,327
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$86,844	$90,055
Variable income annuities	257	235
Pension risk transfer annuities	26	23
Total separate account liabilities	$87,127	$90,313
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Equity securities	$86,906	$85,423
Fixed maturity securities	209	207
Cash and cash equivalents	10	2
Other assets	2	4
Total aggregate estimated fair value of assets	$87,127	$85,636

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,615	$3,529	$52,182	$13,777	$4,548	$647
Separate account liabilities	6,859	77,515	—	—	—	2,470
Total account balances	$9,474	$81,044	$52,182	$13,777	$4,548	$3,117
Net amount at risk	$31,883	$11,853	N/A	N/A	$62,181	$2,649
Cash surrender value	$8,877	$80,688	$51,970	$13,779	$4,144	$2,918
September 30, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,579	$3,947	$47,814	$14,883	$4,848	$667
Separate account liabilities	6,511	81,217	—	—	—	2,327
Total account balances	$9,090	$85,164	$47,814	$14,883	$4,848	$2,994
Net amount at risk	$33,923	$11,711	N/A	N/A	$64,059	$2,683
Cash surrender value	$8,523	$84,765	$46,076	$14,632	$4,360	$2,769
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2025
DAC:
Balance, beginning of period	$2,116	$115	$1,462	$310	$332
Capitalization	33	5	290	(1)	16
Amortization	(160)	(1)	(199)	(33)	(29)
Balance, end of period	1,989	119	1,553	276	319
VOBA:
Balance, beginning of period	279	55	—	3	38
Amortization	(21)	(3)	—	—	(4)
Balance, end of period	258	52	—	3	34
Total DAC and VOBA:
Balance, end of period	$2,247	$171	$1,553	$279	$353
Nine Months Ended September 30, 2024
DAC:
Balance, beginning of period	$2,301	$110	$1,331	$354	$360
Capitalization	28	6	279	2	9
Amortization	(168)	(3)	(181)	(36)	(31)
Balance, end of period	2,161	113	1,429	320	338
VOBA:
Balance, beginning of period	309	60	—	4	43
Amortization	(23)	(4)	—	(1)	(4)
Balance, end of period	286	56	—	3	39
Total DAC and VOBA:
Balance, end of period	$2,447	$169	$1,429	$323	$377
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Nine Months Ended September 30,
	2025		2024
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$198	$6	$220	$8
Amortization	(16)	—	(17)	(1)
Balance, end of period	$182	$6	$203	$7

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2025			2024
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$357	$715	$60	$356	$612	$67
Capitalization	28	117	—	27	126	—
Amortization	(26)	(56)	(5)	(27)	(46)	(5)
Balance, end of period	$359	$776	$55	$356	$692	$62
7. Investments
See Note 1 to the Interim Condensed Consolidated Financial Statements and Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$40,933	$26	$455	$3,033	$38,329	$40,894	$47	$215	$3,939	$37,123
Foreign corporate	12,602	32	147	1,021	11,696	13,284	26	53	1,481	11,830
Residential mortgage-backed securities	8,831	3	76	627	8,277	8,120	4	46	875	7,287
U.S. government and agency	7,110	—	108	589	6,629	7,408	—	40	701	6,747
Commercial mortgage-backed securities	6,336	3	14	251	6,096	6,776	4	6	422	6,356
Asset-backed securities	6,024	—	36	55	6,005	6,354	—	33	75	6,312
State and political subdivision	3,721	—	105	296	3,530	3,731	—	81	371	3,441
Foreign government	1,007	—	35	67	975	1,036	—	24	101	959
Total fixed maturity securities	$86,564	$64	$976	$5,939	$81,537	$87,603	$81	$498	$7,965	$80,055
The Company held non-income producing fixed maturity securities with an estimated fair value of $15 million and $30 million at September 30, 2025 and December 31, 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,690	$19,446	$12,952	$28,285	$21,191	$86,564
Estimated fair value	$4,660	$19,199	$12,509	$24,791	$20,378	$81,537
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

	September 30, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,047	$330	$19,460	$2,703	$10,764	$719	$17,660	$3,220
Foreign corporate	1,464	201	5,540	820	3,277	351	5,560	1,130
RMBS	990	66	4,332	561	1,223	81	4,647	794
U.S. government and agency	1,353	51	1,582	538	2,457	118	1,884	583
CMBS	842	30	4,108	221	1,326	90	4,402	332
ABS	482	3	773	52	717	10	1,081	65
State and political subdivision	398	30	1,654	266	882	64	1,447	307
Foreign government	126	16	489	51	272	30	431	71
Total fixed maturity securities	$9,702	$727	$37,938	$5,212	$20,918	$1,463	$37,112	$6,502
Total number of securities in an unrealized loss position	1,584		5,098		3,362		5,272

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $706 million and $672 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $64 million, relating to 20 securities, at September 30, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$47	$26	$4	$4	$81
Allowance on securities where credit losses were not previously recorded	2	—	—	—	2
Reductions for securities sold	(3)	—	—	(1)	(4)
Change in allowance on securities with an allowance recorded in a previous period	7	6	(1)	—	12
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance, end of period	$26	$32	$3	$3	$64
Nine Months Ended September 30, 2024
Balance, beginning of period	$15	$—	$5	$1	$21
Allowance on securities where credit losses were not previously recorded	13	21	—	3	37
Reductions for securities sold	—	—	(1)	—	(1)
Change in allowance on securities with an allowance recorded in a previous period	3	—	—	1	4
Write-offs charged against allowance (1)	—	—	—	—	—
Balance, end of period	$31	$21	$4	$5	$61
_______________
(1)The Company recorded total write-offs of $33 million and $10 million for the nine months ended September 30, 2025 and 2024, respectively.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,634	55.3%	$13,330	57.2%
Agricultural	4,566	20.0	4,591	19.7
Residential	5,867	25.7	5,543	23.8
Total mortgage loans (1)	23,067	101.0	23,464	100.7
Allowance for credit losses	(205)	(1.0)	(178)	(0.7)
Total mortgage loans, net	$22,862	100.0%	$23,286	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $250 million and $807 million for the three months and nine months ended September 30, 2025, respectively, and $314 million and $664 million for the three months and nine months ended September 30, 2024, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $130 million and $132 million at September 30, 2025 and December 31, 2024, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	72	3	(1)	74
Charge-offs, net of recoveries	(35)	(12)	—	(47)
Balance, end of period	$143	$21	$41	$205
Nine Months Ended September 30, 2024
Balance, beginning of period	$69	$19	$49	$137
Current period provision	39	11	(7)	43
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance, end of period	$95	$30	$42	$167
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
September 30, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$346	$591	$158	$331	$1,671	$2,845	$5,942
65% to 75%	142	257	—	815	874	974	3,062
76% to 80%	—	—	—	296	239	715	1,250
Greater than 80%	31	—	—	609	147	1,593	2,380
Total commercial mortgage loans	519	848	158	2,051	2,931	6,127	12,634
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	187	358	194	573	1,053	1,931	4,296
65% to 75%	42	—	17	83	103	21	266
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	1	1
Total agricultural mortgage loans	229	358	211	656	1,156	1,956	4,566
Residential mortgage loans
Performing	565	694	196	1,170	1,537	1,592	5,754
Nonperforming	—	—	—	46	27	40	113
Total residential mortgage loans	565	694	196	1,216	1,564	1,632	5,867
Total	$1,313	$1,900	$565	$3,923	$5,651	$9,715	$23,067

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,304	89.5%	$12,033	90.3%
1.00x - 1.20x	821	6.5	801	6.0
Less than 1.00x	509	4.0	496	3.7
Total	$12,634	100.0%	$13,330	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2025 and December 31, 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2025				December 31, 2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,554	$4,551	$5,661	$22,766	$13,210	$4,566	$5,423	$23,199
30-59 days past due	—	—	93	93	—	—	2	2
60-89 days past due	—	—	32	32	—	—	36	36
90-179 days past due	—	—	26	26	21	9	36	66
180+ days past due	80	15	55	150	99	16	46	161
Total	$12,634	$4,566	$5,867	$23,067	$13,330	$4,591	$5,543	$23,464
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2025	$236	$9	$113	$358
December 31, 2024	$120	$25	$118	$263
_______________
(1) The Company had $9 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2025 and December 31, 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was $6 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the nine months ended September 30, 2025 and 2024.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities	$(4,963)	$(7,467)
Derivatives	246	469
Other	(9)	(12)
Subtotal	(4,726)	(7,010)
Amounts allocated from:
Future policy benefits	542	977
Deferred income tax benefit (expense)	879	1,267
Net unrealized investment gains (losses)	$(3,305)	$(4,766)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2025
(In millions)
Balance at December 31, 2024	$(4,766)
Unrealized investment gains (losses) during the period	2,284
Unrealized investment gains (losses) relating to:
Future policy benefits	(435)
Deferred income tax benefit (expense)	(388)
Balance at September 30, 2025	$(3,305)
Change in net unrealized investment gains (losses)	$1,461
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2025 and December 31, 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2025	December 31, 2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,601	$3,582
Estimated fair value	$3,185	$3,127
Cash collateral received from counterparties (2)	$3,271	$3,210
Reinvestment portfolio — estimated fair value	$3,360	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$389	$1,561	$951	$2,901	$490	$1,467	$886	$2,843
U.S. corporate	—	293	—	293	—	248	—	248
Foreign corporate	—	71	—	71	—	105	—	105
Foreign government	—	6	—	6	—	14	—	14
Total	$389	$1,931	$951	$3,271	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2025 was $379 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 50% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,514	$6,249
Invested assets held in trust (reinsurance agreements) (2)	7,761	8,274
Invested assets pledged as collateral (3)	11,014	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$25,289	$26,994
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $143 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $536 million and $334 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $218 million and $222 million at redemption value at September 30, 2025 and December 31, 2024, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2025 or December 31, 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2025		December 31, 2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,578	$14,255	$14,375	$15,474
Limited partnerships and LLCs	4,301	5,248	4,236	5,278
Total	$17,879	$19,503	$18,611	$20,752
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Investment income:
Fixed maturity securities	$927	$950	$2,775	$2,806
Trading securities (1)	14	—	24	—
Equity securities	—	1	1	3
Mortgage loans	256	253	768	748
Policy loans	16	18	53	51
Limited partnerships and LLCs (2)	108	55	259	228
Cash, cash equivalents and short-term investments	68	78	203	202
Other	29	25	81	76
Total investment income	1,418	1,380	4,164	4,114
Less: Investment expenses	84	92	248	265
Net investment income	$1,334	$1,288	$3,916	$3,849
_______________
(1)Investment gains (losses) were $7 million related to trading securities still held for both the three months and nine months ended September 30, 2025. There were no investment gains (losses) related to trading securities still held for the three months and nine months ended September 30, 2024.
(2)Includes net investment income pertaining to other limited partnership interests of $102 million and $221 million for the three months and nine months ended September 30, 2025, respectively, and $64 million and $259 million for the three months and nine months ended September 30, 2024, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fixed maturity securities	$(12)	$(49)	$(69)	$(184)
Equity securities	3	2	3	2
Mortgage loans	(9)	(15)	(76)	(42)
Limited partnerships and LLCs	—	—	—	(1)
Other (1)	66	2	68	3
Total net investment gains (losses) (2)	$48	$(60)	$(74)	$(222)
_______________
(1)In July 2025, the Company sold a subsidiary which owned certain mineral rights across the U.S. and recognized a gain of $66 million for the three months and nine months ended September 30, 2025.
(2)Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Proceeds	$357	$320	$1,330	$2,175
Gross investment gains	$1	$3	$6	$13
Gross investment losses	(17)	(26)	(60)	(146)
Net investment gains (losses)	$(16)	$(23)	$(54)	$(133)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives.
Types of Derivative Instruments and Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks. The Company has historically managed the risks related to its variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, the Company completed an initiative that established a stand-alone hedging program for each product allowing the Company to separately manage the risks related to these two products. Commonly used derivative instruments include, but are not necessarily limited to:
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$4	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,776	300	89	3,823	439	25
Total qualifying hedges		4,276	300	93	4,323	448	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	18,734	155	241	69,303	131	444
Interest rate floors	Interest rate	8,000	1	32	8,000	1	30
Interest rate caps	Interest rate	5,350	1	15	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	24,300	6	466	23,060	11	371
Interest rate forwards	Interest rate	23,153	125	1,213	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	597	79	4	685	113	—
Foreign currency forwards	Foreign currency exchange rate	411	4	—	386	12	—
Credit default swaps — written	Credit	478	11	—	780	19	—
Equity futures	Equity market	1,318	12	—	316	—	1
Equity index options	Equity market	123,469	4,208	1,497	39,897	1,722	1,041
Equity total return swaps	Equity market	136,719	2,798	2,990	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		342,529	7,400	6,458	273,101	3,687	5,223
Total		$346,805	$7,700	$6,551	$277,424	$4,135	$5,248
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2025 and December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as hedges of the Company’s exposure to various risks and generally do not qualify for hedge accounting because they do not meet the criteria required under portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities and generally do not qualify for hedge accounting because they do not meet the criteria of being “highly effective” as outlined in Accounting Standards Codification 815 — Derivatives and Hedging; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps that are used to create synthetic credit investments and that do not qualify for hedge accounting because they do not involve a hedging relationship.

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
	(In millions)
Three Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$1	$(1)
Foreign currency exchange rate	(4)	4	11	—	55
Total cash flow hedges	(4)	4	12	1	54
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	68	—	—	—	—
Foreign currency exchange rate	18	(5)	—	—	—
Credit	3	—	—	—	—
Equity market	1,262	—	—	—	—
Embedded	(1,756)	—	—	—	—
Total non-qualifying hedges	(405)	(5)	—	—	—
Total	$(409)	$(1)	$12	$1	$54
Three Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$(1)	$—	$1	$2	$(18)
Foreign currency exchange rate	8	(6)	10	—	(101)
Total cash flow hedges	7	(6)	11	2	(119)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	756	—	—	—	—
Foreign currency exchange rate	(39)	14	—	—	—
Credit	5	—	—	—	—
Equity market	234	—	—	—	—
Embedded	(1,064)	—	—	—	—
Total non-qualifying hedges	(108)	14	—	—	—
Total	$(101)	$8	$11	$2	$(119)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$2	$3	$(13)
Foreign currency exchange rate	(1)	1	32	—	(206)
Total cash flow hedges	2	1	34	3	(219)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	70	—	—	—	—
Foreign currency exchange rate	(60)	9	—	—	—
Credit	10	—	—	—	—
Equity market	1,372	—	—	—	—
Embedded	(2,740)	—	—	—	—
Total non-qualifying hedges	(1,348)	9	—	—	—
Total	$(1,346)	$10	$34	$3	$(219)
Nine Months Ended September 30, 2024
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$2	$—	$2	$6	$(6)
Foreign currency exchange rate	9	(8)	36	—	(16)
Total cash flow hedges	11	(8)	38	6	(22)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(345)	—	—	—	—
Foreign currency exchange rate	6	5	—	—	—
Credit	12	—	—	—	—
Equity market	1,307	—	—	—	—
Embedded	(3,664)	—	—	—	—
Total non-qualifying hedges	(2,684)	5	—	—	—
Total	$(2,673)	$(3)	$38	$6	$(22)
At September 30, 2025 and December 31, 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At September 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $246 million and $469 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$100	2.0	$2	$100	2.7
Baa	8	350	5.2	7	300	4.5
Ba	1	24	1.2	10	376	4.8
Caa and Lower	—	4	0.2	—	4	1.0
Total	$11	$478	4.3	$19	$780	4.4
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2025
Derivative assets	$7,329	$(5,113)	$(986)	$1,230	$(1,191)	$39
Derivative liabilities	$6,281	$(5,113)	$—	$1,168	$(1,168)	$—
December 31, 2024
Derivative assets	$4,140	$(3,039)	$(540)	$561	$(559)	$2
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,168	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,671	$4,883
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

	September 30, 2025
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,747	$582	$38,329
Foreign corporate	—	11,576	120	11,696
RMBS	—	8,257	20	8,277
U.S. government and agency	2,420	4,209	—	6,629
CMBS	—	6,076	20	6,096
ABS	—	5,727	278	6,005
State and political subdivision	—	3,530	—	3,530
Foreign government	—	951	24	975
Total fixed maturity securities	2,420	78,073	1,044	81,537
Trading securities	88	440	—	528
Equity securities	65	7	6	78
Short-term investments	496	277	5	778
Derivative assets: (1)
Interest rate	—	288	—	288
Foreign currency exchange rate	—	377	6	383
Credit	—	9	2	11
Equity market	12	7,006	—	7,018
Total derivative assets	12	7,680	8	7,700
Embedded derivatives on index-linked annuities (2)	—	—	79	79
Market risk benefit assets	—	—	979	979
Separate account assets	19	87,108	—	87,127
Total assets	$3,100	$173,585	$2,121	$178,806
Liabilities
Market risk benefit liabilities	$—	$—	$8,529	$8,529
Derivative liabilities: (1)
Interest rate	—	1,971	—	1,971
Foreign currency exchange rate	—	93	—	93
Equity market	—	4,487	—	4,487
Total derivative liabilities	—	6,551	—	6,551
Embedded derivatives on index-linked annuities (2)	—	—	12,770	12,770
Total liabilities	$—	$6,551	$21,299	$27,850

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2025.
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

					September 30, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.80%	-	31.71%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.45%	-	1.02%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.28%	-	1.55%	0.30%	-	1.63%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2025
Balance, beginning of period	$768	$406	$24	$3	$6	$—	$8	$(11,566)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	2	3	—	—	—	—	—	(1,756)
Total realized/unrealized gains (losses) included in AOCI	3	(1)	—	—	—	—	—	—
Purchases (5)	107	53	—	—	—	5	—	—
Sales (5)	(119)	(34)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	631
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(59)	(109)	—	(3)	—	—	—	—
Balance, end of period	$702	$318	$24	$—	$6	$5	$8	$(12,691)
Three Months Ended September 30, 2024
Balance, beginning of period	$1,365	$506	$21	$—	$24	$—	$10	$(10,583)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(23)	—	—	—	(2)	—	—	(1,064)
Total realized/unrealized gains (losses) included in AOCI	34	4	2	—	—	—	—	—
Purchases (5)	65	105	—	—	—	2	—	—
Sales (5)	(57)	(93)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	120
Transfers into Level 3 (6)	33	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(325)	(126)	—	—	—	—	—	—
Balance, end of period	$1,092	$396	$23	$—	$22	$2	$10	$(11,527)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$—	$—	$—	$—	$—	$—	$—	$(2,088)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$1	$2	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(17)	$—	$—	$—	$(1)	$—	$(1)	$(1,262)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$—	$4	$2	$—	$—	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	3	—	—	(1)	—	(1)	(2,740)
Total realized/unrealized gains (losses) included in AOCI	16	(5)	3	—	—	—	—	—
Purchases (5)	154	92	—	—	—	5	—	—
Sales (5)	(179)	(77)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,542
Transfers into Level 3 (6)	23	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$702	$318	$24	$—	$6	$5	$8	$(12,691)
Nine Months Ended September 30, 2024
Balance, beginning of period	$1,320	$380	$36	$—	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(43)	1	—	—	(3)	—	(1)	(3,664)
Total realized/unrealized gains (losses) included in AOCI	29	7	1	—	—	—	—	—
Purchases (5)	241	134	—	—	—	2	—	—
Sales (5)	(174)	(59)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	323
Transfers into Level 3 (6)	19	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(67)	(14)	—	—	—	(7)	—
Balance, end of period	$1,092	$396	$23	$—	$22	$2	$10	$(11,527)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$—	$(3,568)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$13	$(5)	$3	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (7)	$(35)	$—	$—	$—	$(3)	$—	$(2)	$(4,183)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2024 (7)	$(5)	$4	$1	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,862	$—	$—	$21,690	$21,690
Policy loans	$1,439	$—	$548	$1,012	$1,560
Other invested assets	$228	$—	$217	$11	$228
Premiums, reinsurance and other receivables	$8,279	$—	$160	$9,591	$9,751
Liabilities
Policyholder account balances	$29,860	$—	$—	$29,746	$29,746
Long-term debt	$3,155	$—	$2,747	$—	$2,747
Other liabilities	$1,454	$—	$834	$620	$1,454
Separate account liabilities	$1,282	$—	$1,282	$—	$1,282

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
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both September 30, 2025 and December 31, 2024:

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
Common Stock Repurchase Program
During the nine months ended September 30, 2025 and 2024, BHF repurchased 1,844,396 and 4,062,047 shares, respectively, of its common stock through open market purchases, pursuant to Rule 10b5-1 plans, for $102 million and $190 million, respectively. At September 30, 2025, BHF had $441 million remaining under its common stock repurchase program.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2025	$(3,968)	$149	$(1,404)	$986	$(20)	$(4,257)
OCI before reclassifications	576	54	(160)	(191)	(4)	275
Deferred income tax benefit (expense) (3)	(121)	(11)	34	40	2	(56)
AOCI before reclassifications, net of income tax	(3,513)	192	(1,530)	835	(22)	(4,038)
Amounts reclassified from AOCI	17	3	—	—	2	22
Deferred income tax benefit (expense) (3)	(4)	—	—	—	—	(4)
Amounts reclassified from AOCI, net of income tax	13	3	—	—	2	18
Balance at September 30, 2025	$(3,500)	$195	$(1,530)	$835	$(20)	$(4,020)

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2024	$(5,245)	$350	$(1,624)	$1,153	$(53)	$(5,419)
OCI before reclassifications	2,666	(119)	(258)	(685)	17	1,621
Deferred income tax benefit (expense) (3)	(559)	25	54	144	(3)	(339)
AOCI before reclassifications, net of income tax	(3,138)	256	(1,828)	612	(39)	(4,137)
Amounts reclassified from AOCI	19	(8)	—	—	2	13
Deferred income tax benefit (expense) (3)	(4)	1	—	—	—	(3)
Amounts reclassified from AOCI, net of income tax	15	(7)	—	—	2	10
Balance at September 30, 2024	$(3,123)	$249	$(1,828)	$612	$(37)	$(4,127)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2024	$(5,137)	$371	$(1,603)	$1,149	$(58)	$(5,278)
OCI before reclassifications	2,016	(219)	92	(397)	42	1,534
Deferred income tax benefit (expense) (3)	(423)	46	(19)	83	(8)	(321)
AOCI before reclassifications, net of income tax	(3,544)	198	(1,530)	835	(24)	(4,065)
Amounts reclassified from AOCI	56	(4)	—	—	5	57
Deferred income tax benefit (expense) (3)	(12)	1	—	—	(1)	(12)
Amounts reclassified from AOCI, net of income tax	44	(3)	—	—	4	45
Balance at September 30, 2025	$(3,500)	$195	$(1,530)	$835	$(20)	$(4,020)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(17)	$(22)	$(54)	$(134)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	3	(2)	(6)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(17)	(19)	(56)	(140)
Income tax (expense) benefit	4	4	12	29
Net unrealized investment gains (losses), net of income tax	(13)	(15)	(44)	(111)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	(1)	3	2	Net derivative gains (losses)
Interest rate swaps	1	1	2	2	Net investment income
Foreign currency swaps	(4)	8	(1)	9	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(3)	8	4	13
Income tax (expense) benefit	—	(1)	(1)	(2)
Gains (losses) on cash flow hedges, net of income tax	(3)	7	3	11
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	(2)	(5)	(4)
Amortization of defined benefit plans, before income tax	(2)	(2)	(5)	(4)
Income tax (expense) benefit	—	—	1	1
Amortization of defined benefit plans, net of income tax	(2)	(2)	(4)	(3)
Total reclassifications, net of income tax	$(18)	$(10)	$(45)	$(103)

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
Other revenues included 12b-1 fees of $66 million and $195 million for the three months and nine months ended September 30, 2025, respectively, and $68 million and $204 million for the three months and nine months ended September 30, 2024, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Compensation	$100	$102	$333	$314
Contracted services and other labor costs	75	74	223	207
Transition services agreements	3	5	10	17
Premium and other taxes, licenses and fees	14	13	40	37
Separate account fees	85	92	248	275
Volume related costs, excluding compensation, net of DAC capitalization	148	151	433	436
Interest expense on debt	38	38	114	114
Other	17	17	54	67
Total other expenses	$480	$492	$1,455	$1,467
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$453	$150	$219	$(360)

Weighted average common shares outstanding — basic	57,215,806	60,600,840	57,624,589	61,860,201
Dilutive effect of share-based awards	297,095	348,979	351,517	—
Weighted average common shares outstanding — diluted	57,512,901	60,949,819	57,976,106	61,860,201

Earnings per common share:
Basic	$7.93	$2.49	$3.80	$(5.82)
Diluted	$7.89	$2.47	$3.78	$(5.82)
For the three months ended September 30, 2025 and 2024, weighted average shares used for calculating diluted earnings per common share excludes 166,769 and 187,371 shares, respectively, underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to the earnings per common share calculation due to the average share price for the three months ended September 30, 2025 and 2024.
For the nine months ended September 30, 2025, weighted average shares used for calculating diluted earnings per common share includes 113,531 shares underlying in-the-money stock options. For the nine months ended September 30, 2024, basic loss per common share equaled diluted loss per common share. The diluted shares were not included in the per share calculation for this period as the inclusion of such shares would have an antidilutive effect.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2025.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life (“UL”) insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the cost of insurance (“COI”) rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. On September 5, 2025, the court granted in part plaintiff’s motion for class certification, certifying a class of all persons, who as of May 8, 2015, owned a UL policy issued in Georgia by Brighthouse Life Insurance Company or its predecessors-in-interest on Forms ULXP86 and ULXP88, and who were subject to at least one monthly deduction. On October 31, 2025, the court issued an amended order changing the date as to class certification for breach of contract claims to March 14, 2014 and for Georgia Racketeer Influenced and Corrupt Organizations Act claims to March 14, 2015. The Company intends to vigorously defend this matter.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies, with the product codes ULX or ULXP, that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. The Company intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of September 30, 2025, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax and reinsurance matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $325 million and $271 million at September 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.6 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both September 30, 2025 and December 31, 2024.
14. Subsequent Event
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company (“Aquarian Holdings”), solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly owned subsidiary of Parent (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of BHF’s common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share, net in cash, without interest and less any amounts that are required to be deducted or withheld under applicable law.
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of BHF common stock entitled to vote thereon at a meeting of BHF stockholders and the receipt of certain regulatory approvals, including from insurance regulators in Delaware, New York and Massachusetts. Parent’s and Merger Sub’s obligations are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and the absence of a Burdensome Condition (as defined in the Merger Agreement). The Merger Agreement also contains customary representations, warranties and covenants by each of Parent, Merger Sub, Aquarian Holdings and BHF, including, among others, covenants by BHF to use its reasonable best efforts to conduct its business in the ordinary course consistent with past practice and to refrain from taking certain actions prior to the Effective Time, in each case except with Parent’s consent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “First Quarter Form 10-Q”) filed with the SEC on May 9, 2025; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 8, 2025; and (v) our current reports on Form 8-K filed in 2025.
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
Our Results of Operations discussion and analysis presents a review for the three months and nine months ended September 30, 2025 and 2024 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Income (loss) available to shareholders before provision for income tax	$557	$160	$243	$(493)
Less: Provision for income tax expense (benefit)	104	10	24	(133)
Net income (loss) available to shareholders (1)	$453	$150	$219	$(360)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$1,211	$940	$1,742	$1,248
Less: Provision for income tax expense (benefit)	241	173	339	233
Adjusted earnings (loss) (1)	$970	$767	$1,403	$1,015
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended September 30, 2025, we had net income available to shareholders of $453 million and adjusted earnings of $970 million compared to net income available to shareholders of $150 million and adjusted earnings of $767 million for the three months ended September 30, 2024. Net income available to shareholders for the three months ended September 30, 2025 primarily reflects favorable pre-tax adjusted earnings and a net investment gain on the sale of a subsidiary which owned certain mineral rights across the U.S. These favorable impacts were partially offset by net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors.
For the nine months ended September 30, 2025, we had net income available to shareholders of $219 million and adjusted earnings of $1.4 billion compared to a net loss available to shareholders of $360 million and adjusted earnings of $1.0 billion for the nine months ended September 30, 2024. Net income available to shareholders for the nine months ended September 30, 2025 primarily reflects favorable pre-tax adjusted earnings and a net investment gain on the sale of a subsidiary which owned certain mineral rights across the U.S. These favorable impacts were partially offset by net unfavorable changes in the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business resulting from decreasing interest rates, net investment losses on mortgage loans, net investment losses on sales of fixed maturity securities and the weakening of the U.S. dollar unfavorably impacting foreign currency forwards and swaps.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Recent Developments
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company (“Aquarian Holdings”), solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly owned subsidiary of Parent (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share, net in cash, without interest and less any amounts that are required to be deducted or withheld under applicable law.

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at a meeting of our stockholders and the receipt of certain regulatory approvals, including from insurance regulators in Delaware, New York and Massachusetts. Parent’s and Merger Sub’s obligations are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and the absence of a Burdensome Condition (as defined in the Merger Agreement). The Merger Agreement also contains customary representations, warranties and covenants by each of Parent, Merger Sub, Aquarian Holdings and BHF, including, among others, covenants by BHF to use its reasonable best efforts to conduct its business in the ordinary course consistent with past practice and to refrain from taking certain actions prior to the Effective Time, in each case except with Parent’s consent.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2024 Annual Report, as amended or supplemented by our subsequent Quarterly Reports and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield” and “Shield Annuity”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate in September and October 2025, as well as in September, November and December 2024, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2024 Annual Report.
The above factors affect our expectations regarding future margins. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our annual actuarial review (“AAR”). As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.

We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs imposed or threatened by the U.S. or foreign governments, uncertainty and instability in certain asset classes (including commercial real estate), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to Our Investment Portfolio,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” included in our 2024 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
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
On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Department of Treasury (the “U.S. Treasury”) issued proposed regulations with respect to the CAMT. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49 (collectively, the “Notices”) that provide interim guidance on certain matters and signal the Treasury’s intent to partially withdraw and amend the prior proposed regulations. There remain significant uncertainties regarding the application of the CAMT, and there can be no assurance that final regulations, if adopted, will be adopted in a form consistent with the existing guidance. The Company is currently assessing the impact of the proposed regulations and the Notices, including the impact on the applicability of the CAMT.
Based on guidance issued by the U.S. Treasury and the IRS to date, the Company was not subject to the CAMT for the years ended December 31, 2023 and 2024 and does not currently expect to be subject to the CAMT for the year ended December 31, 2025. However, the Company will continue to assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes certain changes to U.S. corporate tax provisions and extends many of the provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The Company does not currently expect the OBBBA to have a material impact on the Company.
California Climate Disclosure
In October 2023, California enacted the Climate Corporate Data Accountability Act (“CCDAA”), or SB 253, and the Climate-Related Financial Risk Act (“CRFRA”), or SB 261. The CCDAA requires companies with annual revenues exceeding $1.0 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. The CRFRA applies to companies with annual revenues over $500 million that conduct business in California and requires disclosure of climate-related financial risks and mitigation measures taken to address such risks, with the first report due on January 1, 2026, and biennially thereafter. The Company intends to report under the CCDAA and under the CRFRA.

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

Results of Operations
Annual Actuarial Review
We conducted our GAAP AAR in the third quarter. As part of the 2025 GAAP AAR, for our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. For our variable annuity business, we updated assumptions regarding annuitization, mortality, guaranteed principal option utilization, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
As part of the 2024 GAAP AAR, for our ULSG business, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 3.75% to 4.00%. Also, with respect to our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. For our variable annuity business, we updated assumptions regarding annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
We are currently in the process of conducting our 2025 statutory AAR, the results of which will be included in our insurance subsidiaries’ 2025 annual statutory financial statements. We anticipate that the 2025 statutory AAR will result in an increase to our statutory reserves; however, we expect to remain within our target combined risk-based capital (“RBC”) ratio range of 400% to 450% in normal market conditions at the end of 2025, without contributing capital to our insurance subsidiaries. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” included in our 2024 Annual Report.
The impact on income (loss) available to shareholders before provision for income tax was as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Market risk benefits	$(488)	$42
Embedded derivatives	(82)	69
Total market risk benefits and embedded derivatives	(570)	111
Included in pre-tax adjusted earnings (loss):
Other annuity business	(9)	26
Life business	14	(83)
Run-off	965	359
Total included in pre-tax adjusted earnings (loss)	970	302
Total impact on income (loss) available to shareholders before provision for income tax	$400	$413

Consolidated Results for the Three Months and Nine Months Ended September 30, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$170	$180	$522	$563
Universal life and investment-type product policy fees	531	560	1,627	1,576
Net investment income	1,334	1,288	3,916	3,849
Other revenues	143	143	422	429
Net investment gains (losses)	48	(60)	(74)	(222)
Net derivative gains (losses)	(410)	(93)	(1,336)	(2,676)
Total revenues	1,816	2,018	5,077	3,519
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273), ($978), ($273) and ($978), respectively)	(252)	22	1,108	1,632
Interest credited to policyholder account balances	561	556	1,659	1,567
Amortization of DAC and VOBA	153	150	450	451
Change in market risk benefits	289	610	81	(1,186)
Interest expense on debt	38	38	114	114
Other expenses	442	454	1,341	1,353
Total expenses	1,231	1,830	4,753	3,931
Income (loss) before provision for income tax	585	188	324	(412)
Provision for income tax expense (benefit)	104	10	24	(133)
Net income (loss)	481	178	300	(279)
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	479	176	296	(283)
Less: Preferred stock dividends	26	26	77	77
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$453	$150	$219	$(360)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Change in market risk benefits	$(289)	$(610)	$(81)	$1,186
Net investment gains (losses)	48	(60)	(74)	(222)
Investment gains (losses) on trading securities	7	—	7	—
Net derivative gains (losses), excluding investment hedge adjustments	(410)	(99)	(1,337)	(2,704)
Market value adjustments	(10)	(11)	(14)	(1)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,211	940	1,742	1,248
Income (loss) available to shareholders before provision for income tax	557	160	243	(493)
Provision for income tax expense (benefit)	104	10	24	(133)
Net income (loss) available to shareholders	$453	$150	$219	$(360)

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Income available to shareholders before provision for income tax was $557 million ($453 million, net of income tax), an increase of $397 million ($303 million, net of income tax) from income available to shareholders before provision for income tax of $160 million ($150 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•net investment gains (losses) reflecting a gain on the sale of a subsidiary which owned certain mineral rights across the U.S., lower losses on sales of fixed maturity securities and a net decrease in impairments on fixed maturity securities;
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2025 and 2024”; and
•the strengthening of the U.S. dollar in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps.
The increase in income before provision for income taxes was partially offset by the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as the long-term interest rate decreased less in the current period combined with lower rate volatility, resulting in a loss of $10 million, and decreased more in the prior period combined with higher rate volatility, resulting in a gain of $113 million.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 18% in the current period compared to 5% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Income available to shareholders before provision for income tax was $243 million ($219 million, net of income tax), an increase of $736 million ($579 million, net of income tax) from loss available to shareholders before provision for income tax of $493 million ($360 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities, a net decrease in impairments on fixed maturity securities, and a gain on the sale of a subsidiary which owned certain mineral rights across the U.S., partially offset by higher losses on mortgage loans due to an increase in the allowance for credit losses;
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2025 and 2024”; and
•the impact of long-term interest rates on interest rate derivatives used to manage interest rate exposure in our ULSG business, as interest rates decreased more in the current period combined with lower rate volatility, resulting in a loss of $142 million, and decreased less in the prior period, resulting in a loss of $196 million.
The increase in income before provision for income taxes was partially offset by the U.S. dollar weakening more in the current period than the prior period, unfavorably impacting foreign currency forwards and swaps.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 7% in the current period compared to 32% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(408)	$44	$936	$(119)	$453
Add: Provision for income tax expense (benefit)	71	9	(135)	159	104
Income (loss) available to shareholders before provision for income tax	(337)	53	801	40	557
Less: Net investment gains (losses)	(18)	(1)	(3)	70	48
Less: Investment gains (losses) on trading securities	7	—	—	—	7
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	(405)	5	(4)	(6)	(410)
Less: Change in market risk benefits	(289)	—	—	—	(289)
Less: Market value adjustments	(7)	—	(3)	—	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	375	49	811	(24)	1,211
Less: Provision for income tax expense (benefit)	71	9	170	(9)	241
Adjusted earnings (loss)	$304	$40	$641	$(15)	$970

	Three Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(504)	$(36)	$761	$(71)	$150
Add: Provision for income tax expense (benefit)	76	(7)	(88)	29	10
Income (loss) available to shareholders before provision for income tax	(428)	(43)	673	(42)	160
Less: Net investment gains (losses)	(20)	(10)	(22)	(8)	(60)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $6	(201)	(1)	122	(19)	(99)
Less: Change in market risk benefits	(610)	—	—	—	(610)
Less: Market value adjustments	—	—	(11)	—	(11)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	403	(32)	584	(15)	940
Less: Provision for income tax expense (benefit)	76	(7)	121	(17)	173
Adjusted earnings (loss)	$327	$(25)	$463	$2	$767

	Nine Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(437)	$3	$809	$(156)	$219
Add: Provision for income tax expense (benefit)	222	3	(370)	169	24
Income (loss) available to shareholders before provision for income tax	(215)	6	439	13	243
Less: Net investment gains (losses)	(141)	(5)	(25)	97	(74)
Less: Investment gains (losses) on trading securities	7	—	—	—	7
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1	(1,165)	(15)	(154)	(3)	(1,337)
Less: Change in market risk benefits	(81)	—	—	—	(81)
Less: Market value adjustments	(7)	—	(7)	—	(14)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,172	26	625	(81)	1,742
Less: Provision for income tax expense (benefit)	222	3	131	(17)	339
Adjusted earnings (loss)	$950	$23	$494	$(64)	$1,403

	Nine Months Ended September 30, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(481)	$(44)	$619	$(454)	$(360)
Add: Provision for income tax expense (benefit)	226	(7)	(726)	374	(133)
Income (loss) available to shareholders before provision for income tax	(255)	(51)	(107)	(80)	(493)
Less: Net investment gains (losses)	(125)	(33)	(43)	(21)	(222)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $28	(2,514)	8	(178)	(20)	(2,704)
Less: Change in market risk benefits	1,186	—	—	—	1,186
Less: Market value adjustments	—	—	(1)	—	(1)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,198	(26)	115	(39)	1,248
Less: Provision for income tax expense (benefit)	226	(7)	23	(9)	233
Adjusted earnings (loss)	$972	$(19)	$92	$(30)	$1,015

Consolidated Results for the Three Months and Nine Months Ended September 30, 2025 and 2024 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$674	$703	$2,049	$2,005
Net investment spread	747	720	2,178	2,226
Insurance-related activities	451	187	(499)	(984)
Amortization of DAC and VOBA	(153)	(150)	(450)	(451)
Other expenses	(480)	(492)	(1,455)	(1,467)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28	81	81
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,211	940	1,742	1,248
Provision for income tax expense (benefit)	241	173	339	233
Adjusted earnings (loss)	$970	$767	$1,403	$1,015
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Adjusted earnings were $970 million in the current period, an increase of $203 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off, Life and Annuities segments and other refinements;
partially offset by
◦an increase in liability balances in our Run-off segment resulting from a premium rate increase on an existing reinsurance agreement;
◦higher claims, net of reinsurance in our Life and Run-off segments; and
◦a decrease in income annuity underwriting margins;
•higher net investment spread due to:
◦higher returns on other limited partnerships;
partially offset by
◦higher interest credited to policyholders due to prior period changes made in connection with the AAR in our Annuities segment; and
•lower other expenses due to lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.
The key unfavorable impact was lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net cost of insurance (“COI”) fees driven by the aging in-force business in our Run-off segment.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Adjusted earnings were $1.4 billion in the current period, an increase of $388 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off, Life and Annuities segments and other refinements;
◦a decrease in liability balances in our Run-off segment resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration in the prior period; and
◦an increase in income annuity underwriting margins;
partially offset by
◦higher claims, net of reinsurance, in our Life segment; and
◦an increase in liability balances in our Run-off segment resulting from a premium rate increase on an existing reinsurance agreement;
•higher net fee income due to:
◦lower ceded COI fees in our Life and Run-off segments related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net COI fees driven by the aging in-force business in our Run-off segment; and
•lower other expenses due to:
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
The key unfavorable impact was a lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances, prior period changes made in connection with the AAR and current period actuarial modeling improvements in our Annuities segment; and
◦lower returns on other limited partnerships;
partially offset by
◦higher returns on real estate limited partnerships and limited liability companies (“LLC”).
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in the current period compared to 18% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segment Results for the Three Months and Nine Months Ended September 30, 2025 and 2024 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$498	$523	$1,538	$1,617
Net investment spread	413	388	1,211	1,135
Insurance-related activities	(57)	(26)	(140)	(134)
Amortization of DAC and VOBA	(131)	(127)	(384)	(380)
Other expenses	(348)	(355)	(1,053)	(1,040)
Pre-tax adjusted earnings	375	403	1,172	1,198
Provision for income tax expense (benefit)	71	76	222	226
Adjusted earnings	$304	$327	$950	$972
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Adjusted earnings were $304 million in the current period, a decrease of $23 million.
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
Key net favorable impacts were:
•higher net investment spread due to:
◦higher average invested long-term assets; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
partially offset by
◦higher interest credited to policyholders due to changes made in connection with the AAR in the prior period; and
•lower other expenses due to lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Adjusted earnings were $950 million in the current period, a decrease of $22 million.
Key net unfavorable impacts were:
•lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
•higher other expenses due to:
◦higher operational expenses;
partially offset by
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses; and
•higher net costs associated with insurance-related activities due:
◦a net increase in liability balances resulting from year-over-year changes made in connection with the AAR;
partially offset by
◦an increase in income annuity underwriting margins.
The key favorable impact was a higher net investment spread due to:
◦higher average invested assets resulting from positive net flows in the general account;
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
◦higher returns on real estate limited partnerships and LLCs;
partially offset by
◦higher interest credited to policyholders due to higher account balances, prior period changes made in connection with the AAR and current period actuarial modeling improvements.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$78	$74	$223	$123
Net investment spread	58	57	149	179
Insurance-related activities	(11)	(101)	(128)	(113)
Amortization of DAC and VOBA	(22)	(23)	(66)	(71)
Other expenses	(54)	(39)	(152)	(144)
Pre-tax adjusted earnings (loss)	49	(32)	26	(26)
Provision for income tax expense (benefit)	9	(7)	3	(7)
Adjusted earnings (loss)	$40	$(25)	$23	$(19)
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Adjusted earnings were $40 million in the current period, an increase of $65 million.

The key favorable impact was lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR;
partially offset by
◦higher claims, net of reinsurance.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in the current period compared to 22% in the prior period. Our effective tax rate may differ from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Adjusted earnings were $23 million in the current period, an increase of $42 million.
The key favorable impact was higher fee income due to lower ceded COI fees related to the conclusion of the aforementioned reinsurance arbitration in the prior period.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower average invested long-term assets; and
◦lower returns on other limited partnerships;
•higher net costs associated with insurance-related activities due to:
◦higher claims, net of reinsurance;
partially offset by
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR; and
•higher other expenses due to:
◦higher operational expenses;
partially offset by
◦the conclusion of the aforementioned reinsurance arbitration in the prior period.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 12% in the current period compared to 27% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$93	$101	$285	$255
Net investment spread	231	215	668	724
Insurance-related activities	519	314	(231)	(737)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(32)	(46)	(97)	(127)
Pre-tax adjusted earnings (loss)	811	584	625	115
Provision for income tax expense (benefit)	170	121	131	23
Adjusted earnings (loss)	$641	$463	$494	$92

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Adjusted earnings were $641 million in the current period, an increase of $178 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements;
partially offset by
◦an increase in liability balances resulting from a premium rate increase on an existing reinsurance agreement; and
◦higher claims, net of reinsurance; and
•higher net investment spread due to:
◦higher returns on other limited partnerships;
partially offset by
◦lower average invested long-term assets.
The key unfavorable impact was lower fee income due to a decline in the net COI fees driven by the aging in-force business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period.
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Adjusted earnings were $494 million in the current period, an increase of $402 million.
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
partially offset by
◦an increase in liability balances resulting from a premium rate increase on an existing reinsurance agreement;
•lower other expenses due to:
◦the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦higher operational expenses; and
•higher net fee income due to:
◦lower ceded COI fees related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦a decline in the net COI fees driven by the aging in-force business.
The key unfavorable impact was a lower net investment spread due to:
◦lower average invested long-term assets; and
◦lower returns on other limited partnerships.

The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in the current period compared to 20% in the prior period.
Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Fee income	$5	$5	$3	$10
Net investment spread	45	60	150	188
Insurance-related activities	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(46)	(52)	(153)	(156)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28	81	81
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(24)	(15)	(81)	(39)
Provision for income tax expense (benefit)	(9)	(17)	(17)	(9)
Adjusted earnings (loss)	$(15)	$2	$(64)	$(30)
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Adjusted loss was $15 million in the current period, a decrease of $17 million.
The key unfavorable impact was a lower net investment spread due to lower yields and lower average invested long-term assets on our institutional spread margin business.
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
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Adjusted loss was $64 million in the current period, a higher loss of $34 million.
The key unfavorable impact was a lower net investment spread due to lower yields and lower average invested long-term assets on our institutional spread margin business.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2025 and 2024
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Market risk benefits mark-to-market	$(424)	$(791)	$(403)	$780
Annuity guaranteed benefit rider fees, net of claims	136	172	328	423
Ceded reinsurance	(1)	9	(6)	(17)
Total changes attributable to annuity guaranteed benefits	(289)	(610)	(81)	1,186
Variable annuity and Shield hedges	1,310	835	1,506	1,039
Shield embedded derivatives	(1,694)	(976)	(2,626)	(3,490)
Total	$(673)	$(751)	$(1,201)	$(1,265)
Three Months Ended September 30, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended September 30, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to changes made in connection with the AAR and decreasing interest rates, partially offset by increasing equity markets;
•favorable changes in variable annuity and Shield hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets and changes made in connection with the AAR.
Three Months Ended September 30, 2024
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended September 30, 2024, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing interest rates, partially offset by increasing equity markets and changes made in connection with the AAR;
•favorable changes in variable annuity and Shield hedges due to decreasing long-term interest rates and increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets and decreasing interest rates, partially offset by changes made in connection with the AAR.
Nine Months Ended September 30, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the nine months ended September 30, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to changes made in connection with the AAR and decreasing interest rates, partially offset by increasing equity markets;
•favorable changes in variable annuity and Shield hedges due to increasing equity markets and decreasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets and changes made in connection with the AAR.

Nine Months Ended September 30, 2024
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the nine months ended September 30, 2024, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets and interest rates, as well as changes made in connection with the AAR;
•favorable changes in variable annuity and Shield hedges due to increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by changes made in connection with the AAR.
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
Current Environment
Our business and results of operations are materially affected by conditions in capital markets and the economy, generally. As a U.S. insurance company, we are affected by the monetary policy of the Federal Reserve in the U.S. On September 17, 2025, the Federal Reserve decreased the target range for the federal funds rate from between 4.25% and 4.50% to between 4.00% and 4.25%. On October 29, 2025, the Federal Reserve further decreased the target range for the federal funds rate to between 3.75% and 4.00%. In 2024, the Federal Reserve decreased the target range for the federal funds rate three times — from between 5.25% and 5.50% to between 4.25% and 4.50%. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales. We are also affected by the monetary policy of central banks around the world due to the diversification of our investment portfolio. See “— Industry Trends and Uncertainties — Financial and Economic Environment.”
Interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of September 30, 2025.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.54%	$1,366	4.40%	$1,332	4.45%	$4,025	4.44%	$3,990
Investment fees and expenses (2)	(0.14)	(39)	(0.14)	(38)	(0.14)	(115)	(0.14)	(113)
Adjusted net investment income (3)	4.40%	$1,327	4.26%	$1,294	4.31%	$3,910	4.30%	$3,877
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net investment income	$1,334	$1,288	$3,916	$3,849
Add: Investment hedge adjustments	—	6	1	28
Less: Investment gains (losses) on trading securities	7	—	7	—
Adjusted net investment income — in the above yield table	$1,327	$1,294	$3,910	$3,877

See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2025 and 2024” for an analysis of the period-over-period changes in net investment income.
Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$67,014	82.2%	$66,402	82.9%
Privately-placed	14,523	17.8	13,653	17.1
Total fixed maturity securities	$81,537	100.0%	$80,055	100.0%
Percentage of cash and invested assets	64.0%		65.4%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2025					December 31, 2024
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,154	$4	$(3,265)	$53,885	66.1%	$56,661	$5	$(4,680)	$51,976	64.9%
2	Baa	26,846	—	(1,606)	25,240	31.0	28,446	—	(2,640)	25,806	32.3
Subtotal investment grade		84,000	4	(4,871)	79,125	97.1%	85,107	5	(7,320)	77,782	97.2%
3	Ba	2,012	1	(40)	1,971	2.4	1,879	—	(92)	1,787	2.2
4	B	338	—	(22)	316	0.4	383	2	(32)	349	0.4
5	Caa and lower	164	35	(19)	110	0.1	151	31	(13)	107	0.1
6	In or near default	50	24	(11)	15	—	83	43	(10)	30	0.1
Subtotal below investment grade		2,564	60	(92)	2,412	2.9%	2,496	76	(147)	2,273	2.8%
Total fixed maturity securities		$86,564	$64	$(4,963)	$81,537	100.0%	$87,603	$81	$(7,467)	$80,055	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2025
U.S. corporate	$18,444	$18,031	$1,550	$240	$49	$15	$38,329
Foreign corporate	5,125	6,154	306	57	54	—	11,696
RMBS	8,266	2	9	—	—	—	8,277
U.S. government and agency	6,547	82	—	—	—	—	6,629
CMBS	5,716	331	36	9	4	—	6,096
ABS	5,723	242	27	10	3	—	6,005
State and political subdivision	3,480	50	—	—	—	—	3,530
Foreign government	584	348	43	—	—	—	975
Total fixed maturity securities	$53,885	$25,240	$1,971	$316	$110	$15	$81,537
December 31, 2024
U.S. corporate	$17,036	$18,415	$1,303	$291	$49	$29	$37,123
Foreign corporate	5,327	6,026	391	41	45	—	11,830
RMBS	7,254	15	16	—	1	1	7,287
U.S. government and agency	6,636	111	—	—	—	—	6,747
CMBS	5,985	344	17	6	4	—	6,356
ABS	5,776	498	19	11	8	—	6,312
State and political subdivision	3,390	51	—	—	—	—	3,441
Foreign government	572	346	41	—	—	—	959
Total fixed maturity securities	$51,976	$25,806	$1,787	$349	$107	$30	$80,055
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% total investments at both September 30, 2025 and December 31, 2024. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$16,277	32.5%	$15,448	31.6%
Finance	12,772	25.5	13,279	27.1
Consumer	11,558	23.1	11,155	22.8
Utility	6,712	13.5	6,405	13.1
Communications	2,706	5.4	2,666	5.4
Total	$50,025	100.0%	$48,953	100.0%

Structured Securities
We held $20.4 billion and $20.0 billion of Structured Securities, at estimated fair value, at September 30, 2025 and December 31, 2024, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,472	54.0%	$(177)	$3,906	53.6%	$(304)
Pass-through securities	3,805	46.0	(374)	3,381	46.4	(525)
Total RMBS	$8,277	100.0%	$(551)	$7,287	100.0%	$(829)
Risk profile:
Agency	$6,374	77.0%	$(556)	$5,752	78.9%	$(800)
Prime	217	2.6	(13)	220	3.0	(19)
Alt-A	1,381	16.7	10	992	13.6	(11)
Sub-prime	305	3.7	8	323	4.5	1
Total RMBS	$8,277	100.0%	$(551)	$7,287	100.0%	$(829)
Ratings profile:
Rated Aaa	$1,308	15.8%		$892	12.2%
Designated NAIC 1	$8,266	99.9%		$7,254	99.5%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$59	$58	$81	$76
2012	—	—	2	1
2013	16	15	21	19
2014	118	106	143	125
2015	336	316	929	895
2016	444	436	460	442
2017	697	680	689	652
2018	1,582	1,539	1,612	1,524
2019	900	835	912	807
2020	503	449	501	425
2021	568	546	664	635
2022	372	368	419	411
2023	81	81	61	62
2024	358	362	282	282
2025	302	305	—	—
Total	$6,336	$6,096	$6,776	$6,356
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.1 billion, or 66.8% of total CMBS, and designated NAIC 1 was $5.7 billion, or 93.8% of total CMBS, at September 30, 2025. The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 67.7% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2024.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$3,023	50.3%	$—	$3,258	51.6%	$14
Automobile loans	743	12.4	8	670	10.6	2
Student loans	433	7.2	(5)	383	6.1	(12)
Consumer loans	382	6.4	(1)	354	5.6	(8)
Credit card loans	273	4.5	1	326	5.2	(2)
Other loans	1,151	19.2	(22)	1,321	20.9	(36)
Total	$6,005	100.0%	$(19)	$6,312	100.0%	$(42)
Ratings profile:
Rated Aaa	$3,696	61.5%		$3,764	59.6%
Designated NAIC 1	$5,723	95.3%		$5,776	91.5%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	September 30, 2025				December 31, 2024
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$12,634	54.8%	$143	1.1%	$13,330	56.8%	$106	0.8%
Agricultural	4,566	19.8	21	0.5%	4,591	19.6	30	0.7%
Residential	5,867	25.4	41	0.7%	5,543	23.6	42	0.8%
Total	$23,067	100.0%	$205	0.9%	$23,464	100.0%	$178	0.8%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 98% at both September 30, 2025 and December 31, 2024. The remainder was collateralized by properties located outside of the U.S. At September 30, 2025, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 8% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2025 and December 31, 2024. At September 30, 2025, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 37% for California, 10% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,635	20.8%	$2,769	20.8%
Pacific	2,536	20.1	2,644	19.8
Middle Atlantic	2,074	16.4	2,075	15.6
West South Central	1,544	12.2	1,555	11.7
Mountain	1,087	8.6	1,114	8.4
East North Central	758	6.0	834	6.2
New England	565	4.5	726	5.4
East South Central	362	2.9	363	2.7
West North Central	354	2.8	358	2.7
International	330	2.6	391	2.9
Multi-region and Other	389	3.1	501	3.8
Total recorded investment	12,634	100.0%	13,330	100.0%
Less: allowance for credit losses	143		106
Carrying value, net of allowance for credit losses	$12,491		$13,224
Property type:
Apartment	$4,811	38.1%	$5,249	39.4%
Office	2,821	22.3	3,019	22.7
Industrial	2,430	19.2	2,498	18.7
Retail	1,655	13.1	1,681	12.6
Hotel	917	7.3	883	6.6
Total recorded investment	12,634	100.0%	13,330	100.0%
Less: allowance for credit losses	143		106
Carrying value, net of allowance for credit losses	$12,491		$13,224
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 68% and 69% at September 30, 2025 and December 31, 2024, respectively, and our average debt-service coverage ratio was 2.2x and 2.3x at September 30, 2025 and December 31, 2024, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 48% at September 30, 2025 and December 31, 2024, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the nine months ended September 30, 2025 and 2024.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Other limited partnerships	$4,157	$4,100
Real estate limited partnerships and LLCs (1)	659	727
Total	$4,816	$4,827
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $661 million and $836 million at September 30, 2025 and December 31, 2024, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,700	87.1%	$4,135	78.8%
Company-owned life insurance	808	9.1	772	14.7
Federal Home Loan Bank stock	217	2.5	222	4.2
Leveraged leases, net of non-recourse debt	60	0.7	60	1.1
Tax credit and renewable energy partnerships	44	0.5	48	0.9
Other	13	0.1	13	0.3
Total	$8,842	100.0%	$5,250	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. We have historically managed the risks related to our variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, we completed an initiative that established a stand-alone hedging program for each product allowing us to separately manage the risks related to these two products.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2025 and December 31, 2024; and
•the effects of derivatives in cash flow, fair value or non-qualifying hedge relationships on the statements of operations for the nine months ended September 30, 2025 and 2024.
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
Derivatives categorized as Level 3 at September 30, 2025 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2025		December 31, 2024
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$478	$11	$780	$19
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	September 30, 2025				December 31, 2024
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$29,978	$3,178	$3,599	28.0%	$30,280	$3,660	$4,085	33.5%
GMIB Max with EDB (3)	6,936	6,341	881	43.7%	6,981	6,501	875	48.8%
GMIB Max without EDB (3)	3,916	55	246	29.6%	3,941	111	247	33.6%
GMWB	19,468	143	195	6.3%	19,263	237	276	10.1%
GMAB	188	—	—	0.1%	359	1	1	2.9%
GMDB only (other than EDB) (3)	17,368	931	—	N/A	17,076	964	—	N/A
EDB only (3)	3,190	1,205	—	N/A	3,084	1,343	—	N/A
Total	$81,044	$11,853	$4,921		$80,984	$12,817	$5,484
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $11.4 billion at September 30, 2025.
Our variable annuity MRBs by type of GMxB were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
GMIB	$7,711	$7,560
GMWB	8	7
GMDB	781	740
Total	$8,500	$8,307
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
We maintain a substantial short-term liquidity position, which was $5.2 billion at both September 30, 2025 and December 31, 2024. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $50.4 billion and $48.1 billion at September 30, 2025 and December 31, 2024, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
On November 6, 2025, BHF entered into the Merger Agreement. Pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, without the written consent of Parent, pay any dividend or other distribution payable in cash, stock or property with respect to our common stock, or subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries.

Further, the Merger Agreement permits us to pay periodic cash dividends on our preferred stock not in excess of $412.50 per share on the 6.600% Non-Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), $421.875 per share on the 6.750% Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”), $335.9375 per share on the 5.375% Non-Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”); and $289.0625 per share on the 4.625% Non-Cumulative Preferred Stock, Series D (the “Series D Preferred Stock” and; together with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the “Company Preferred Stock”), in each case, per quarter during the interim period, consistent with the per-quarter dividends due under each applicable Certificate of Designations.
Rating Agencies
Rating agencies continue to review and adjust our ratings. In July 2025, S&P revised the long-term issuer credit ratings for BHF and Brighthouse Holdings, LLC (“BH Holdings”) to BBB from BBB+. In addition, S&P revised the financial strength ratings for certain of our insurance subsidiaries to A from A+, among other revisions. Following the announcement that BHF has entered into the Merger Agreement, S&P and Moody’s have revised their outlook on our credit ratings. On November 6, 2025, S&P placed BHF, BH Holdings and certain of our insurance subsidiaries on CreditWatch Negative. On November 7, 2025, Moody’s placed BHF, BH Holdings and certain of our insurance subsidiaries on review for a downgrade and changed the long-term issuer credit rating and financial strength rating outlooks for those entities to rating under review. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2024 Annual Report for a description of the potential impact of a ratings downgrade.
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$262	$—
Investing activities, net	2,047	—
Changes in policyholder account balances, net	—	3,672
Changes in payables for collateral under securities loaned and other transactions, net	456	94
Financing element on certain derivative instruments and other derivative related transactions, net	—	305
Total sources	2,765	4,071
Uses:
Operating activities, net	—	172
Investing activities, net	—	1,837
Changes in policyholder account balances, net	636	—
Long-term debt repaid	1	1
Dividends on preferred stock	77	77
Treasury stock acquired in connection with share repurchases	102	190
Financing element on certain derivative instruments and other derivative related transactions, net	371	—
Other, net	17	15
Total uses	1,204	2,292
Net increase (decrease) in cash and cash equivalents	$1,561	$1,779
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
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—
FABCP Program	2,667	2,962	5,911	12,305	6,206	12,745
FABN Program	2,000	2,550	—	1,150	550	700
FHLB Funding Agreements	4,200	4,300	625	2,150	725	2,200
Farmer Mac Funding Agreements	450	650	—	50	200	100
Total	$9,817	$10,962	$6,536	$16,155	$7,681	$15,745
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At September 30, 2025, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at September 30, 2025.

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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2025, we pledged $8 million of cash collateral to counterparties. At December 31, 2024, we did not pledge any cash collateral to counterparties. At September 30, 2025 and December 31, 2024, we were obligated to return cash collateral pledged to us by counterparties of $1.1 billion and $812 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.9 billion and $2.3 billion at September 30, 2025 and December 31, 2024, respectively.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.2 billion at September 30, 2025 and December 31, 2024, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both September 30, 2025 and December 31, 2024.
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
Short-term Liquidity and Liquid Assets
At September 30, 2025 and December 31, 2024, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $865 million and $912 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At September 30, 2025 and December 31, 2024, BHF and certain of its non-insurance subsidiaries had liquid assets of $970 million and $1.1 billion, respectively, of which $911 million and $1.1 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust. On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.
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
Distributions from and Capital Contributions to BH Holdings
During both the nine months ended September 30, 2025 and 2024, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2025 and 2024, BHF borrowed $587 million and $420 million, respectively, from certain of its non-insurance subsidiaries and repaid $512 million and $180 million of such borrowings during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, BHF had total obligations outstanding of $657 million and $582 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the nine months ended September 30, 2025 and 2024, there were no borrowings or repayments by BHF under these facilities and, at both September 30, 2025 and December 31, 2024, BHF had no obligations outstanding under such facilities.

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
Any or all forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the actual future results of Brighthouse Financial. These statements are based on current expectations and the current economic environment and involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements due to a variety of known and unknown risks, uncertainties and other factors. Although it is not possible to identify all of these risks and factors, they include, among others:
•our ability to complete the Merger in the timeframe or manner currently anticipated or at all, including due to a failure to obtain the regulatory approvals required for the closing of the Merger or the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•the effect of the pendency of the Merger on our ongoing business and operations, including disruption to our business relationships, the diversion of management’s attention from ongoing business operations and opportunities, or the outcome of any legal proceedings that may be instituted against Parent or BHF following announcement of the Merger;
•restrictions on the conduct of our business prior to the closing of the Merger and on our ability to pursue alternatives to the Merger;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
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
There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2024 Annual Report, with the exception of sensitivity to changes in interest rates and equity prices. The sensitivity of our financial instruments to a 100 basis point increase in interest rates increased potential losses to $4.8 billion at September 30, 2025 from $4.4 billion at December 31, 2024. The sensitivity of our financial instruments to a 10% decrease in equity prices increased potential losses to $530 million at September 30, 2025 from $322 million at December 31, 2024. The increases in potential losses on our interest rate and equity market sensitivities were driven by higher derivative balances at September 30, 2025 compared to the prior year.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2025.
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2024 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2024 Annual Report, except as described below.
Risks Relating to the Merger
The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all
On November 6, 2025, BHF entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly owned subsidiary of Parent. The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the issued and outstanding shares of our common stock, (ii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, (iii) receipt of required regulatory approvals from insurance regulators in Delaware, New York and Massachusetts, (iv) receipt of approval from Financial Industry Regulatory Authority, Inc. of a change in control of

Brighthouse Securities, LLC under FINRA Rule 1017, (v) the absence of any judgment, order, injunction or other legal restraint prohibiting the Merger and (vi) the absence of a “Company Material Adverse Effect” or “Burdensome Condition,” as each is defined in the Merger Agreement. In addition, the obligation of each party to complete the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its obligations, covenants and agreements under the Merger Agreement.
There can be no assurance that the conditions to completion of the Merger will be satisfied or waived on a timely basis or at all. If such conditions are not satisfied or waived, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
Failure to complete the Merger could adversely affect our business, results of operations or financial condition, including in the event Company is required to pay the Termination Fee
If the Merger is not completed within the expected timeframe or at all, the ongoing business of Brighthouse Financial could be adversely affected and will be subject to certain risks, including, among others, the following: (i) the market price of our common stock (which may reflect a market assumption that the Merger will be completed) may decline, (ii) we will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed and (iii) failure to complete the Merger may result in negative publicity or result in a negative impression of Brighthouse Financial in the investment community and with policyholders and other stakeholders.
Further, pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger, which may adversely affect our ability to execute certain of our business strategies. If the Merger is not completed, these risks could materially affect the business and financial results of Brighthouse Financial and BHF’s common stock price, including to the extent that the current market price of BHF’s common stock is positively affected by a market assumption that the Merger will be completed.
In addition, if the Merger is terminated, in certain circumstances, we could be required to pay a termination fee of approximately $143.5 million. In such circumstances, we may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations or financial condition.
While the Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, distributors, vendors, landlords and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees.
In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without the Parent’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause Brighthouse Financial to forego certain opportunities it might otherwise pursue.
Further, the pendency of the Merger may lead to litigation against us and our directors and officers. Such litigation could result in significant costs and divert management’s attention and resources from the closing of the Merger and our ongoing business activities.
The occurrence of any of these events, individually or in combination, could have a material and adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On November 16, 2023, BHF’s Board of Directors authorized the repurchase of up to $750 million of BHF’s common stock, which does not have an expiration date. Repurchases made under such authorization may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. The Company did not repurchase any shares of its common stock during the third quarter of 2025. At September 30, 2025, BHF had $441 million remaining under its common stock repurchase program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
2.1
Agreement and Plan of Merger, dated as of November 6, 2025, by and among Brighthouse Financial, Inc., Aquarian Holdings VI L.P., Aquarian Beacon Merger Sub Inc. and Aquarian Holdings LLC (solely for the purpose of certain provisions), incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on November 6, 2025.

10.1#
Offer Letter, effective as of August 30, 2025, between Brighthouse Services, LLC and Myles Lambert, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 2, 2025.

10.2#
Special Award Letter, effective as of August 30, 2025, between Brighthouse Services, LLC and Myles Lambert, is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 2, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 7, 2025