Form 10-K
period 2025-12-31
Brighthouse Financial, Inc.
filed 2026-02-24
CIK 1685040

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.0 billion.
As of February 20, 2026, 57,184,099 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2026 Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Aquarian Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aquarian Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly-owned subsidiary of Aquarian Parent (the “Merger”).
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
•the effect of the pendency of the Merger on our ongoing business and operations, including disruption to our business relationships, the diversion of management’s attention from ongoing business operations and opportunities, or the outcome of any legal proceedings that may be instituted against Aquarian Parent or BHF following announcement of the Merger;
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
•the potential material adverse effect of changes in accounting standards, practices or policies applicable to us;
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

PART I
Item 1. Business

Our Company
We are one of the largest providers of annuity and life insurance products in the U.S. with over 2.0 million annuity contracts and insurance policies in force at December 31, 2025. We deliver our products through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We primarily transact business through our insurance subsidiaries, Brighthouse Life Insurance Company, Brighthouse Life Insurance Company of NY (“BHNY”) and New England Life Insurance Company (“NELICO”); however, NELICO does not currently write new business.
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
Segment Information
We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. In addition to the discussion that follows, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results for the Years Ended December 31, 2025 and 2024 - Adjusted Earnings (Loss)” and Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding each of our segments. Substantially all of our premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Assets under management (“AUM”) for each of our segments was as follows at:

	December 31, 2025			December 31, 2024
	General Account Investments	Separate Account Assets	Total	General Account Investments	Separate Account Assets	Total
	(In millions)
Annuities	$76,560	$76,185	$152,745	$71,734	$77,386	$149,120
Life	8,961	6,860	15,821	9,332	6,419	15,751
Run-off	24,417	2,483	26,900	24,539	1,831	26,370
Corporate & Other	10,691	—	10,691	11,782	—	11,782
Total	$120,629	$85,528	$206,157	$117,387	$85,636	$203,023
Annuities
Our Annuities segment consists of a variety of variable, fixed, index-linked and income annuities designed to address contract holders’ needs for protected wealth accumulation on a tax-deferred basis, wealth transfer and income security. In 2013, we began a shift in our business mix towards fixed products with lower guaranteed minimum crediting rates and variable annuity products with less risky living benefits while simultaneously increasing our emphasis on index-linked annuity products. Since 2014, our new sales have primarily consisted of Shield® Level Annuities (“Shield,” “Shield Annuity” and “Shield Annuities”), fixed annuities and variable annuities with simplified living benefits. We have launched new products and refined existing products as we continue to strive to innovate in response to customer and distributor needs and market conditions.

Insurance liabilities of our annuity products were as follows at:

	December 31, 2025			December 31, 2024
	General Account (1)	Separate Account	Total	General Account (1)	Separate Account	Total
	(In millions)
Variable	$3,403	$75,918	$79,321	$3,833	$77,151	$80,984
Shield Annuities	35,621	—	35,621	32,152	—	32,152
Fixed deferred	19,007	—	19,007	20,556	—	20,556
Income	4,521	267	4,788	4,283	235	4,518
Total	$62,552	$76,185	$138,737	$60,824	$77,386	$138,210
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
Variable Annuity Fees
We earn various types of fee revenue based on account value, fund assets and the guarantees for contracts that invest through a separate account. We earned fees and charges on our variable annuity contracts that invest through a separate account of $2.5 billion and $2.6 billion, net of pass-through amounts, for the years ended December 31, 2025 and 2024, respectively. In addition to fee revenue, we also earn a spread on the portion of the account value allocated to the general account.
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
We introduced our first generation Shield Annuities in 2013 and sales have continued to increase due to growing consumer demand. Shield Annuities have historically provided us with a risk offset to the GMxBs offered in our traditional variable annuity products. In 2024, we launched updated versions of our suite of Shield Annuities, which we manage separately from our variable annuities and first generation Shield Annuities. We have historically managed the risks related to our variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, we completed an initiative that established a standalone hedging program for each product allowing us to separately manage the risks related to these two products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies.”
Going forward, we intend to focus on selling our new suite of Shield Annuity products, along with variable annuities with GMWBs and GMDBs only.

Deposits for our Shield Annuities and variable annuities were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Shield Annuities	$8,008	$7,671	$6,857
GMWB	445	355	402
GMDB only	249	252	220
GMIB	13	22	24
Total	$8,715	$8,300	$7,503
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

Our variable annuity account values and Benefit Base by type of GMDB were as follows at:

	December 31, 2025 (1)		December 31, 2024 (1)
	Account Value	Benefit Base	Account Value	Benefit Base
	(In millions)
Account value	$3,089	$2,414	$3,090	$2,474
Return of premium	35,333	35,579	35,996	36,273
Annual step-up	16,085	16,470	16,659	17,287
Combination (2)	19,467	30,355	19,788	31,298
Interval reset	5,347	5,596	5,451	5,698
Total	$79,321	$90,414	$80,984	$93,030
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain death benefit guarantee amounts included in this table may also be included in the GMLBs table below.
(2)Includes Compounded-Plus Death Benefit, Enhanced Death Benefit and FlexChoiceSM death benefit.
Guaranteed Minimum Living Benefits
Our in-force block of variable annuities consists of three varieties of GMLBs, including variable annuities with GMIBs, GMWBs and GMABs. Based on total account value, approximately 75% of our variable annuity block included living benefit guarantees at both December 31, 2025 and 2024.
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
Additionally, we introduced limitations on fund selections inside certain variable annuity contracts and introduced managed volatility funds to our fund offerings in conjunction with the introduction of our last generation GMIB product “Max.” Approximately 28% of GMIB total account value at both December 31, 2025 and 2024 was invested in managed volatility funds. The managers of these funds seek to reduce the risk of large, sudden declines in account value during market downturns by managing the volatility or draw-down risk of the underlying fund holdings by rebalancing the fund holdings within certain guidelines or overlaying hedging strategies at the fund level. We believe that these risk mitigation actions at the fund level reduce the amount of hedging or reinsurance we require to manage our risks arising from guarantees we provide on the underlying variable annuity separate accounts.
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
Our variable annuity account value and Benefit Base by type of GMLB were as follows at:

	December 31, 2025 (1)		December 31, 2024 (1)
	Account Value (2)	Benefit Base	Account Value (2)	Benefit Base
	(In millions)
GMIB	$39,787	$60,558	$41,202	$64,007
GMWB	19,094	18,083	19,263	19,414
GMAB	162	125	359	266
Total	$59,043	$78,766	$60,824	$83,687
_______________
(1)Many of our annuity contracts offer more than one type of guarantee and therefore certain living benefit guarantee amounts included in this table may also be included in the GMDBs table above.
(2)Total account value includes investments in the general account totaling $3.4 billion and $3.8 billion at December 31, 2025 and 2024, respectively.
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

Our variable annuity account value and NAR by type of GMxB were as follows at:

	December 31, 2025				December 31, 2024
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$29,217	$3,170	$4,086	32.1%	$30,280	$3,660	$4,085	33.5%
GMIB Max with EDB	6,758	6,410	1,103	51.6%	6,981	6,501	875	48.8%
GMIB Max without EDB	3,812	49	330	37.3%	3,941	111	247	33.6%
GMWB	19,094	140	266	9.0%	19,263	237	276	10.1%
GMAB	162	—	—	0.3%	359	1	1	2.9%
GMDB only (other than EDB)	17,112	930	—	N/A	17,076	964	—	N/A
EDB only	3,166	1,216	—	N/A	3,084	1,343	—	N/A
Total	$79,321	$11,915	$5,785		$80,984	$12,817	$5,484
_______________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
Reserves
Under accounting principles generally accepted in the United States of America (“GAAP”), variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $11.0 billion at December 31, 2025.
Our variable annuity MRBs by type of GMxB were as follows at:

	December 31,
	2025	2024
	(In millions)
GMIB	$7,298	$7,560
GMWB	5	7
GMDB	745	740
Total	$8,048	$8,307
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

Life
Our Life segment consists of insurance products, including term, universal, whole and variable life products designed to address policyholders’ needs for financial security and protected wealth transfer, which may be on a tax-advantaged basis. While our in-force book reflects a broad range of life products, we are currently focused on universal life products with index-linked benefits, concentrating on design and profitability over volume. By managing our in-force book of business, we expect to generate future revenue and profits from premiums, investment margins, expense margins, mortality margins, morbidity margins and surrender fees. We aim to maximize our profits by focusing on efficiency in order to continue to reduce the cost basis and underwriting expenses.
Insurance liabilities of our life insurance products were as follows at:

	December 31, 2025			December 31, 2024
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
Term	$2,472	$—	$2,472	$2,468	$—	$2,468
Whole	3,493	—	3,493	3,417	—	3,417
Universal	2,078	—	2,078	1,998	—	1,998
Variable	1,140	6,860	8,000	1,153	6,419	7,572
Total	$9,183	$6,860	$16,043	$9,036	$6,419	$15,455
The in-force face amount and direct premiums received for our life insurance products were as follows:

	In-Force Face Amount		Premiums
	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023
	(In millions)
Term	$312,477	$337,199	$457	$498	$531
Whole	$16,098	$16,904	$316	$360	$388
Universal	$9,339	$9,679	$96	$99	$105
Variable	$31,714	$32,720	$134	$150	$161
Products
Term Life
Term life products are designed to provide a fixed death benefit in exchange for a guaranteed level premium to be paid over a specified period of time. These term life product offerings include 10-, 20- or 30-year level premium term options, which we ceased offering during the first half of 2025. We currently offer a one-year term option. Our term life products do not include any cash value, accumulation or investment components. As a result, they are our most basic life insurance product offering and generally have lower premiums than other forms of life insurance. Term life products may allow the policyholder to continue coverage beyond the guaranteed level premium period, generally at an elevated cost. Some of our term life policies allow the policyholder to convert the policy during the conversion period to a permanent policy. Such conversion does not require additional medical or financial underwriting.
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
Pricing and Underwriting
Pricing
Life insurance pricing at issuance is based on the expected payout of benefits calculated using our assumptions for mortality, morbidity, premium payment patterns, sales mix, expenses, persistency and investment returns, as well as certain macroeconomic factors, such as inflation. Our product pricing models consider additional factors, such as hedging costs, reinsurance programs and capital requirements. Our product pricing reflects our pricing standards and guidelines. We regularly review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive and aligned with our marketing strategies and profitability goals.
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
Insurance liabilities of our annuity contracts and life insurance policies reported in our Run-off segment were as follows at:

	December 31, 2025			December 31, 2024
	General Account	Separate Account	Total	General Account	Separate Account	Total
	(In millions)
ULSG	$17,137	$—	$17,137	$17,110	$—	$17,110
Structured settlements	4,477	—	4,477	4,523	—	4,523
Pension risk transfer	2,110	—	2,110	2,217	—	2,217
Company-owned life insurance	652	2,457	3,109	1,173	1,808	2,981
Other	26	26	52	26	23	49
Total	$24,402	$2,483	$26,885	$25,049	$1,831	$26,880
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
Our ordinary course net reinsurance recoverables from unaffiliated third-party reinsurers at December 31, 2025 were as follows:

	Reinsurance Recoverables	A.M. Best Financial Strength Rating (1)
	(In millions)
MetLife, Inc.	$3,399	A+
Munich American Reassurance Company	632	A+
Reinsurance Group of America, Inc.	559	A+
Swiss Re AG	491	A++
The Travelers Indemnity Company (2)	419	A+
SCOR SE	352	A+
Aegon Ltd	154	A
General Re Life Corporation	109	A++
Other	358
Allowance for credit losses	(3)
Total	$6,470
_______________
(1)These financial strength ratings were the most currently available for our reinsurance counterparties as of December 31, 2025, and reflect the ratings of the ultimate parent companies of such counterparties, as there may be numerous subsidiary counterparties to each listed parent.
(2)Relates to a block of workers’ compensation insurance policies reinsured in connection with a former affiliate’s acquisition of The Travelers Indemnity Company (“Travelers”) from Citigroup, Inc. (“Citigroup”).

In addition, a block of long-term care insurance business with reserves of $5.5 billion at December 31, 2025 is reinsured to Genworth Life Insurance Company and Genworth Life Insurance Company of New York (collectively, the “Genworth reinsurers”) who further retroceded this business to Union Fidelity Life Insurance Company (“UFLIC”), an indirect subsidiary of General Electric Company (“GE”). We acquired this block of long-term care insurance business in 2005 when our former parent acquired Travelers from Citigroup. Prior to the acquisition, Travelers agreed to reinsure a 90% quota share of its long-term care business to certain affiliates of GE, which following a spin-off became part of Genworth, and subsequently agreed to reinsure the remaining 10% quota share of such long-term care insurance business. The Genworth reinsurers established trust accounts for our benefit to secure their obligations under such arrangements requiring that they maintain qualifying collateral with an aggregate fair market value equal to at least 102% of the statutory reserves attributable to the long-term care business. Additionally, Citigroup agreed to indemnify us for losses and certain other payment obligations we might incur with respect to this block of reinsured long-term care insurance business. The financial strength rating as of December 31, 2025 for each of the Genworth reinsurers was C++ from A.M. Best, and Citigroup’s credit ratings were A3 from Moody’s and BBB+ from S&P.
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
Principal Distribution Channels and Related Data
The relative percentage of our annuity sales by our principal distribution channels were as follows:

	Year Ended December 31, 2025
Distribution Channel	Variable	Fixed	Shield Annuities	Fixed Index Annuity	Total
Independent financial planners	6%	1%	49%	1%	57%
Banks/financial institutions	—%	7%	20%	2%	29%
Regional broker-dealers	—%	2%	6%	1%	9%
National broker-dealers	—%	2%	3%	—%	5%
Our top five distributors of annuity products produced 15%, 13%, 12%, 11% and 7% of our deposits of annuity products for the year ended December 31, 2025.
The relative percentage of our life insurance sales by our principal distribution channels were as follows:

Distribution Channel	Year Ended December 31, 2025
Financial intermediaries	88%
Brokerage general agencies	12%
Our top five distributors of life insurance policies produced 28%, 25%, 20%, 10% and 4% of our life insurance sales for the year ended December 31, 2025.

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
•protecting privacy and establishing cybersecurity requirements;
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
•adopting and enforcing replacement, best interest, or suitability standards with respect to the sale of life insurance policies and annuity contracts;
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
The NAIC has established RBC requirements that are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). Insurers are required to maintain their capital and surplus at or above minimum levels. Companies below 100% of the company action level RBC are subject to corrective action. Regulators have discretionary authority, in connection with the continued licensing of an insurer, to limit or prohibit the insurer’s sales to policyholders if, in their judgment, the regulators determine that such insurer has not maintained the minimum surplus or capital or that the further transaction of business will be hazardous to policyholders. Each of our insurance subsidiaries is subject to RBC requirements and other minimum statutory capital and surplus requirements imposed under the laws of its respective jurisdiction of domicile. RBC is based on a formula calculated by applying factors to various asset, premium, claim, expense and statutory reserve items. The formula takes into account the risk characteristics of the insurer and is calculated for NAIC reporting purposes on an annual basis. The major categories of risk involved are asset risk, insurance risk, interest rate risk, market risk and business risk. The RBC ratio is a method of measuring an insurance company’s capital and is based on statutory financial statements. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital (“TAC”) divided by the applicable company action level RBC.
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
The NAIC regularly reviews statutory accounting, reserve and RBC guidance and periodically makes changes to such requirements.
In August 2025, the NAIC adopted Actuarial Guideline LV (“AG 55”) to establish asset adequacy testing requirements that apply to U.S. life insurers ceding “asset-intensive” business to offshore reinsurers. AG 55 applies to life and annuity reinsurance treaties established on or after January 1, 2016, that meet certain risk and size criteria and requires the use of cash flow testing methodology in evaluating the adequacy of assets supporting ceded reserves. The new requirements are initially effective for year-end 2025 reporting on a disclosure only basis, with the NAIC expected to evaluate results and consider additional changes in the future. While we currently do not expect AG 55 to have a material impact on our business, there can be no assurance that there will not be any material impacts in the future.

In August 2025, the NAIC adopted amendments to the Valuation Manual establishing a new principle-based reserving framework for non-variable annuities. The new principle-based reserving framework for non-variable annuities is similar to the framework applicable to life insurance and variable annuities. The new Valuation Manual requirements became effective on January 1, 2026, with a three-year implementation period.
In August 2025, the NAIC adopted amendments to the Valuation Manual requiring companies to use a new Generator of Economic Scenarios (“GOES”) for obtaining the economic scenarios required for principles-based reserve and RBC market risk calculations. The Valuation Manual changes became effective on January 1, 2026, with adoption required by December 31, 2026 and the ability to phase-in the impacts over three years. The NAIC is considering additional changes to the RBC market risk requirements to better align the overall market risk framework with the new GOES requirements. The adoption of the Valuation Manual changes, along with any future changes to the RBC market risk requirements, could negatively impact our statutory surplus and required capital.
In March 2024, the NAIC adopted a new principles-based bond definition and related financial reporting changes, that became effective as of January 1, 2025. The new guidance modified the classification requirements for certain fixed income instruments resulting in changes in their measurement basis and RBC requirements.
In 2023, the NAIC began updating the methodology for determining RBC on collateralized loan obligations. The NAIC is currently evaluating two alternative approaches, one which would assign risk weights based on its own modeling rather than credit ratings, and the other a principles-based framework that could be applied more broadly to all asset-backed security classes. In December 2025, the NAIC adopted a proposal to delay the effective date of any such changes to December 31, 2026.
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
In addition, FINRA periodically conducts routine or special examinations of Brighthouse Securities, LLC (“Brighthouse Securities”). These examinations focus on the regulation of Brighthouse Securities under FINRA rules and the federal securities laws. Similarly, the SEC periodically conducts routine or special examinations of Brighthouse Funds Trusts I & II (the “Trusts”), the registered funds available in certain variable products, Brighthouse Advisers, the registered adviser to the Trusts, and the registered separate accounts through which Brighthouse Financial issues variable contracts. These examinations focus on the regulation of these entities under the federal securities laws. Over the past several years, there have been no material adverse findings in connection with any examinations of us conducted by FINRA or the SEC, although there can be no assurance that there will not be any material adverse findings in the future.
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
NYDFS Insurance Regulation 47
In August 2022, the NYDFS amended Insurance Regulation 47 (as amended, “Regulation 47”), which implemented new requirements for certain annuity products. Certain sections of Regulation 47 became effective as of January 1, 2023, and the remainder became effective on January 1, 2024. The regulation has opened the New York market to new competitors, and we continue to assess the impacts of these new factors on our sales in New York. See “Risk Factors — Risks Related to Our Business — Factors affecting our competitiveness may adversely affect our market share and profitability” and “Risk Factors — Risks Related to Our Business — We may experience difficulty in marketing and distributing products through our distribution channels.”
NYDFS Insurance Regulation 210
In March 2018, NYDFS Insurance Regulation 210: Life Insurance and Annuity Non-Guaranteed Elements took effect. The regulation establishes standards for the determination and readjustment of non-guaranteed elements (“NGE”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. In addition, the regulation establishes guidelines for related disclosure to the NYDFS and policy owners prior to any adverse change in NGEs. The regulation applies to all individual life insurance policies, individual annuity contracts and certain group life insurance and group annuity certificates that contain NGEs. NGEs include premiums, expense charges, cost of insurance (“COI”) rates and interest credits.

Privacy and Cybersecurity Regulation
In the course of our business, we and our distributors collect and maintain customer data, including personally identifiable nonpublic financial and health information. We also collect and handle the personal information of our associates and certain third parties who distribute our products. As a result, we and the third parties who distribute our products are subject to U.S. federal and state privacy laws and regulations, including the Health Insurance Portability and Accountability Act as well as additional regulations and those described below. These laws and regulations require that we implement and maintain certain policies and procedures to safeguard this information from improper use or disclosure and that we provide notice of our practices related to the collection and disclosure of such information. Other laws and regulations require us to notify affected individuals and regulators of security breaches.
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
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, affords California residents expanded privacy protections and control over the collection, use and sharing of their personal information. The CCPA requires companies to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for any unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from the Company’s violation of a duty to maintain reasonable security procedures and practices. The CCPA, as amended by the California Privacy Rights Act (the “CPRA”), effective as of January 1, 2023, and its implementing regulations required additional investment in compliance programs and potential modifications to business processes. Further, the CCPA, as amended, created the California Privacy Protection Agency (the “CPPA”) to enforce the statute as well as its regulations, and imposed new requirements relating to additional consumer rights, data minimization, and other obligations. The California legislature did not extend certain exemptions under the amended CCPA, specifically information collected in employment or business-to-business contexts, and such information therefore is now covered by the CCPA. Enforcement of the CCPA, as amended by the CPRA, began on July 1, 2023. In July 2025, the CPPA adopted regulations effective January 1, 2026, requiring certain companies to conduct data protection risk assessments for high-risk processing activities and complete annual cybersecurity audits. The regulations also implemented consumers’ rights to access and opt-out of companies’ use of automated decision-making technology.
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
Other state legislatures and insurance regulators, as well as U.S. state and federal agencies, may also adopt regulations and guidance that govern the use of AI. For example, on December 11, 2025, President Trump issued an executive order establishing, among other things, a national framework for AI regulation, an AI Litigation Task Force to challenge state AI laws inconsistent with the national framework, and conditional federal funding for state AI laws.
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

Department of Labor and ERISA Considerations
We manufacture individual retirement annuities that are subject to the Internal Revenue Code of 1986, as amended (the “Tax Code”), for third parties to sell to individuals. Also, a portion of our in-force life insurance products and annuity products are held by tax-qualified pension and retirement plans that are subject to ERISA or the Tax Code. While we currently believe manufacturers do not have as much exposure to ERISA and the Tax Code as distributors, certain activities are subject to the restrictions imposed by ERISA and the Tax Code, including restrictions on the provision of investment advice to ERISA qualified plans, plan participants and individual retirement annuity and individual retirement account (collectively, “IRAs”) owners if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates. In recent years, the Department of Labor (“DOL”) issued a final regulation updating the definition of “investment advice,” which was subsequently stayed by judicial action. See “— Standard of Conduct Regulation — Department of Labor Fiduciary Advice Rule” for additional details regarding the status of the DOL Fiduciary Advice Rule (as defined below).
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
Department of Labor Fiduciary Advice Rule
A technical amendment issued by the DOL, which became effective on July 7, 2020, reinstated the text of the DOL’s 1975 investment advice regulation (the “Fiduciary Advice Rule”) defining what constitutes fiduciary “investment advice.” In connection with the Fiduciary Advice Rule, the DOL also issued a new exemption, Prohibited Transaction Exemption 2020-02 (“PTE 2020-02”), which became effective February 16, 2021. PTE 2020-02 broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries under ERISA or the Tax Code. In particular, the DOL stated that a recommendation to “roll over” assets from a qualified retirement plan to an IRA or from an IRA to another IRA, could be considered fiduciary investment advice if provided by someone with an existing relationship with the ERISA Plan or an IRA owner (or in anticipation of establishing such a relationship). This guidance reversed an earlier DOL interpretation suggesting that roll over advice does not constitute investment advice giving rise to a fiduciary relationship.

PTE 2020-02 expands the definition of fiduciary “investment advice” to include, in many circumstances, providing one-time advice (including rollover advice) to ERISA Plans and IRAs, among other conduct. Individuals or entities providing investment advice would be considered fiduciaries under ERISA or the Tax Code, as applicable, and would therefore be required to act solely in the interest of ERISA Plan participants or IRA beneficiaries, or risk exposure to fiduciary liability with respect to their advice. They would further be prohibited from receiving compensation for this advice, unless an exemption applied.
PTE 2020-02 allows fiduciaries to receive compensation in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of their fiduciary relationship to the ERISA Plan or IRA. In order to be eligible for the exemption, among other conditions, the investment advice fiduciary is required to acknowledge its fiduciary status, refrain from putting its own interests ahead of the plan beneficiaries’ interests or making material misleading statements, act in accordance with ERISA’s “prudent person” standard of care and receive no more than reasonable compensation for the advice.
On April 23, 2024, the DOL updated the Fiduciary Advice Rule that amended the definition of an “investment advice fiduciary” under ERISA and amended related administrative PTEs, including PTE 2020-02 and PTE 84-24 (together, the “PTE Amendments”). PTE 84-24 allows investment advice fiduciaries, under certain circumstances, to receive compensation for selling insurance and annuity products to ERISA plans and IRAs that would otherwise be prohibited as a result of their fiduciary relationship to an ERISA plan or IRA. As amended, PTE 84-24 would be available exclusively to independent producer fiduciaries receiving reasonable compensation for products that are not considered securities in connection with providing investment advice, including advice with respect to roll overs, that would otherwise be prohibited as a result of a fiduciary relationship to an ERISA plan or IRA. The Fiduciary Advice Rule broadened the circumstances under which financial institutions, including insurance companies, could be considered fiduciaries to ERISA plans and IRA investors.
On July 25, 2024, the U.S. District Court for the Eastern District of Texas and, on July 26, 2024, the U.S. District Court for the Northern District of Texas issued decisions, which, together, stayed the effective date for implementation of the Fiduciary Advice Rule and the PTE Amendments. In September 2024, the DOL appealed these rulings but subsequently withdrew its appeal of the stays, and the U.S. Court of Appeals for the Fifth Circuit issued an order dismissing the appeal.
The DOL has indicated that it intends to engage in further rulemaking concerning what constitutes fiduciary “investment advice” to ERISA Plans and IRAs. While we cannot predict the outcome of that rulemaking, future regulations could have adverse effects on sales of our products and may also lead to further changes to our product offerings and compensation practices, as well as increase our litigation risk, any of which could adversely affect our financial condition and results of operations. We may also need to take certain additional actions to comply with, or assist our distributors in their compliance with, forthcoming regulations.
State Law Standard of Conduct Rules and Regulations
The NAIC adopted a Suitability in Annuity Transactions Regulation (the “NAIC SAT”) that includes a best interest standard on February 13, 2020 in an effort to promote harmonization across various regulators, including the SEC Regulation Best Interest. The NAIC SAT model standard requires producers to act in the best interest of the consumer when recommending annuities. All jurisdictions other than the District of Columbia have adopted the NAIC SAT model, which became effective in 2021. The NAIC adopted the Best Interest Safe Harbor Guidance for NAIC SAT in December 2025.
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
On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Department of Treasury (the “U.S. Treasury”) issued proposed regulations with respect to the CAMT. On September 30, 2025, the IRS issued Notice 2025-46 and Notice 2025-49, and on February 18, 2026, the IRS issued Notice 2026-7, (collectively, the “Notices”) that provide interim guidance on certain matters and signal the Treasury’s intent to partially withdraw and amend the prior proposed regulations. There remain significant uncertainties regarding the application of the CAMT, and there can be no assurance that final regulations, if adopted, will be adopted in a form consistent with the existing guidance. The Company is currently assessing the impact of the proposed regulations and the Notices, including the impact on the applicability of the CAMT.
Based on the Company’s interpretation of guidance issued by the U.S. Treasury and the IRS to date, the Company was not subject to the CAMT for the years ended December 31, 2025, 2024 and 2023. However, the Company will continue to assess the applicability of the CAMT on an annual basis and may be subject to the CAMT in future years.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes certain changes to U.S. corporate tax provisions and extends many of the provisions of the Tax Cuts and Jobs Act that were set to expire at the end of 2025, was enacted. The Company does not expect the OBBBA to have a material impact on the Company.

Regulation of Over-the-Counter Derivatives
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets which requires clearing of certain types of derivatives and imposes additional costs, including new reporting and margin requirements. We use derivatives to mitigate a wide range of risks in connection with our businesses, including the impact of increased benefit exposures from certain of our annuity products that offer guaranteed benefits. Our costs of risk mitigation have increased under Dodd-Frank. For example, Dodd-Frank imposes requirements for (i) the mandatory clearing of certain OTC derivative transactions that must be cleared and settled through central clearing counterparties (“OTC-cleared”), and (ii) the mandatory exchange of margin for OTC in-scope derivative transactions that are bilateral contracts between two counterparties (“OTC-bilateral” or “uncleared”). The initial margin requirements for OTC-bilateral derivative transactions, which requires the collecting and posting of collateral to reduce future exposure to a given counterparty, became applicable to us in September 2021. The increased margin requirements, combined with increased capital charges for our counterparties and central clearinghouses with respect to non-cash collateral, may result in increased holdings of cash and highly liquid securities with lower yields causing a reduction in income and less favorable pricing for cleared and OTC-bilateral derivative transactions. Centralized clearing of certain derivatives also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions. We could be subject to higher costs of entering into derivative transactions (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
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
California Climate Disclosure
In October 2023, California enacted the Climate Corporate Data Accountability Act (“CCDAA”), or SB 253, and the Climate-Related Financial Risk Act (“CRFRA”), or SB 261. The CCDAA requires companies with annual revenues exceeding $1.0 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. The CRFRA applies to companies with annual revenues over $500 million that conduct business in California and requires biennial disclosure of climate-related financial risks and mitigation measures taken to address such risks. The CCDAA and CRFRA remain subject to litigation. In November 2025, the U.S. Court of Appeals for the Ninth Circuit issued an order in U.S. Chamber of Commerce v. Randolph granting an injunction against enforcement of the CRFRA pending resolution of the appeal of the district court’s preliminary injunction denial. The injunction in U.S. Chamber of Commerce v. Randolph, however, did not extend to the CCDAA. The California Air Resources Board announced an August 10, 2026 deadline for reporting Scope 1 and 2 GHG emissions under the CCDAA, which will remain in effect pending further ruling on the enforceability of the CCDAA. The Company continues to monitor the litigation.

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
Competition
Both the annuities and the life insurance markets are very competitive, with many participants and no one company dominating the market for all products. According to the American Council of Life Insurers (Life Insurers Fact Book 2025), the U.S. life insurance industry is made up of 711 companies with sales and operations across the country and U.S. territories. We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, including certain of our distributors that currently manufacture competing products or may manufacture competing products in the future. Our Annuities segment also faces competition from other financial service providers that focus on retirement products and advice. Our competitive positioning overall is focused on access to distribution channels, product features and financial strength.
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
Human Capital Resources
At Brighthouse Financial, our employees are one of our most valuable assets. Our ability to successfully execute our business strategy and deliver on our mission to help people achieve financial security starts with our culture and values, which are brought to life every day by our employees. At December 31, 2025, we had approximately 1,400 employees.
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
Our approach to providing an inclusive workplace includes the efforts of a cross-functional committee of employees who help management create and sponsor programs and development opportunities with the aim of further enhancing our employees’ sense of belonging and our Company’s culture. These include the Company’s employee network groups, which are open to all employees and provide a forum for employees to discuss relevant professional and personal topics, learn from one another, find support and allyship, and expand their networks.

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
Information About Our Executive Officers
The following table presents certain information regarding our executive officers as of February 24, 2026.

Name	Age	Position with Brighthouse Financial and Certain Other Business Experience
Eric T. Steigerwalt	64
Brighthouse Financial: President and Chief Executive Officer (August 2017 – present)
MetLife: President and Chief Executive Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Executive Vice President, U.S. Retail (September 2012 – August 2017)

Edward A. Spehar	60
Brighthouse Financial: Executive Vice President and Chief Financial Officer (August 2019 – present)
MetLife: Executive Vice President and Treasurer (August 2018 – July 2019); Chief Financial Officer of Europe, Middle East and Africa Region (July 2016 – February 2019)

Vonda R. Huss	59	Brighthouse Financial: Executive Vice President and Chief Human Resources Officer (November 2017 – present)
		Wells Fargo, a financial services company: Executive Vice President, Co-Head of Human Resources (September 2015 – November 2017)
Myles J. Lambert	51
Brighthouse Financial: Executive Vice President and Chief Operating Officer (August 2025 – Present);
Executive Vice President and Chief Marketing and Distribution Officer (August 2017 – August 2025)
MetLife: Executive Vice President and Chief Marketing and Distribution Officer, Brighthouse Financial, Inc. (August 2016 – August 2017); Senior Vice President, U.S. Retail Distribution and Marketing (April 2016 – August 2017)

Allie Lin	48
Brighthouse Financial: Executive Vice President and General Counsel (December 2022 – present); Head of Litigation and Employment Law (February 2021 – December 2022); Lead Litigation and Employment Attorney (September 2019 – February 2021); Corporate Counsel, Litigation Attorney (March 2018 – September 2019)
AXA Equitable Life Insurance Company: Senior Director and Counsel (October 2013 – March 2018)

John L. Rosenthal	65
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
We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website in the “Investor Relations” or “Newsroom” sections. Accordingly, investors should monitor these portions of our website, in addition to following Brighthouse Financial’s news releases, SEC filings and webcasts.
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
Risks Related to the Merger
The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all
On November 6, 2025, BHF entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly-owned subsidiary of Aquarian Parent. The Merger Agreement was adopted by stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended, has expired. The completion of the Merger remains subject to the satisfaction or waiver of certain other customary conditions, including, among others, (i) receipt of required regulatory approvals from insurance regulators in Delaware, New York and Massachusetts, (ii) receipt of approval from Financial Industry Regulatory Authority, Inc. of a change in control of Brighthouse Securities, LLC under FINRA Rule 1017, (iii) the absence of any judgment, order, injunction or other legal restraint prohibiting the Merger and (iv) the absence of a “Company Material Adverse Effect” or “Burdensome Condition,” as each is defined in the Merger Agreement. In addition, the obligation of each party to complete the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its obligations, covenants and agreements under the Merger Agreement.
The Merger is expected to close in 2026. However, there can be no assurance that the conditions to completion of the Merger will be satisfied or waived on a timely basis or at all. If such conditions are not satisfied or waived, BHF may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.
Failure to complete the Merger could adversely affect our business, results of operations or financial condition, including in the event the Company is required to pay the termination fee
If the Merger is not completed within the expected timeframe or at all, the ongoing business of Brighthouse Financial could be adversely affected and will be subject to certain risks, including, among others, the following: (i) the market price of our common stock (which may reflect a market assumption that the Merger will be completed) may decline, (ii) we will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed and (iii) failure to complete the Merger may result in negative publicity or result in a negative impression of Brighthouse Financial in the investment community and with policyholders and other stakeholders.
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
In addition, if the Merger is terminated, in certain circumstances, we could be required to pay a termination fee of approximately $144 million. In such circumstances, we may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations or financial condition.

While the Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, distributors, vendors, landlords and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. Furthermore, following the announcement that BHF entered into the Merger Agreement, rating agencies took certain actions relating to our financial strength ratings and credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Rating Agencies.”
In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without Aquarian Parent’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and may cause Brighthouse Financial to forego certain opportunities it might otherwise pursue.
Further, two complaints were filed and we received several demand letters related to our proxy statement filed with the SEC in connection with the Merger. The pendency of the Merger may lead to other litigation against us and our directors and officers. Such litigation could result in significant costs and divert management’s attention and resources from the closing of the Merger and our ongoing business activities.
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
Furthermore, our Shield Annuities are index-linked annuities with guarantees for a defined amount of equity loss protection and upside participation. If the separate account assets are insufficient to support the increased liabilities, we may be required to fund such separate accounts with additional assets from our general account. We use derivatives to hedge against equity index movements, and margin calls on such options could have a negative impact on our liquidity.
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
Our hedging strategy may not be effective, which may result in significant volatility in our profitability measures or may negatively affect our statutory capital
Our risk management strategy seeks to mitigate the potential adverse effects of changes in capital markets, specifically equity markets and interest rates. Our risk management strategy includes product design strategies, hedging using derivative instruments, as well as reinsurance. We utilize a combination of short-term and longer-term derivative instruments to have a laddered maturity of protection and reduce roll-over risk during periods of market disruption or higher volatility.
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
Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target will likely increase, and conversely, if interest rates rise, our ULSG Target will likely decline. We may use interest rate swaps, swaptions and interest rate forwards, among other instruments, to protect our statutory capitalization from increases in the ULSG Target in lower interest rate environments. This risk mitigation strategy may negatively impact our GAAP stockholders’ equity and net income when interest rates rise and our ULSG Target likely declines as a result, since our interest rate derivatives are measured at fair value, while our ULSG liabilities under GAAP are largely insensitive to actual fluctuations in interest rates. The ULSG liabilities under GAAP reflect changes in interest rates only when we revise our long-term assumptions due to sustained changes in the market interest rates, such as when we increased our mean reversion rate from 4.00% to 4.50% in the third quarter of 2025 following our GAAP AAR.
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
Credit rating agencies may continue to review and adjust their ratings for the companies that they rate, including us. For example, in July 2025, S&P revised the long-term issuer credit ratings for BHF and BH Holdings to BBB from BBB+. In addition, S&P revised the financial strength ratings for certain of our insurance subsidiaries to A from A+, among other revisions. Following the announcement that BHF has entered into the Merger Agreement, rating agencies took certain actions relating to our financial strength ratings and credit ratings. The credit rating agencies also evaluate the insurance industry as a whole and may change our credit rating based on their overall view of our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” for a discussion of the actions taken by rating agencies following the announcement of the Merger and for additional information regarding our financial strength ratings and credit ratings, including current ratings and outlooks.

Our indebtedness and the degree to which we are leveraged could cause a material adverse effect on our financial condition and results of operations
We had $3.2 billion of total long-term consolidated indebtedness outstanding at December 31, 2025, consisting of debt securities issued to investors. We are required to service this indebtedness with cash at BHF and with dividends and other intercompany cash flows from our subsidiaries. The funds needed to service our indebtedness, as well as to make required dividend payments on our outstanding preferred stock, may not be available to meet any short-term liquidity needs we may have, to invest in our business, to pay any potential dividends on our common stock or to carry out any share or debt repurchases that we may undertake.
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
We compete with major, well-established stock and mutual life insurance companies and non-insurance financial services companies (e.g., banks, private equity firms, broker-dealers and asset managers) in all of our product offerings, and our distributors sell such competitors’ products along with our products. In addition, certain of our distributors currently offer their own competing products or may offer competing products in the future. If our distributors concentrate their efforts on selling their firm’s own products or our other competitors’ products instead of ours, our sales could be adversely impacted.
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
In addition, from time to time, certain third parties have brought to our attention practices and procedures used to estimate our reserves with respect to certain products they administer on our behalf that require further review. While we do not believe, based on the information made available to us to date, that any of the matters brought to our attention will require material modifications to reserves or will have a material effect on our business and financial reporting, we are reliant on our third-party service providers to provide further information and assistance with respect to those products. There can also be no assurance that such matters will not require material modifications to reserves or have a material effect on our financial condition or results of operations in the future, or that our third-party service providers will provide further information and assistance.
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
The payment of dividends and other distributions by our insurance subsidiaries is regulated by insurance laws and regulations. In general, dividends in excess of prescribed limits require insurance regulatory approval. In addition, insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries if they determine that the payment could be adverse to the interests of our policyholders or contract holders. Any requested payment of dividends by our insurance subsidiaries in excess of their respective ordinary dividend capacity would be considered an extraordinary dividend subject to prior approval by the Delaware DOI, the Massachusetts Division of Insurance, or the NYDFS, as applicable. Any payment of dividends by Brighthouse Life Insurance Company in 2026 would be considered an extraordinary dividend subject to regulatory approval. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required. Furthermore, any dividends by BRCD are subject to the approval of the Delaware DOI. The payment of dividends and other distributions by our insurance subsidiaries is also influenced by business conditions, including those described in the Risk Factors above as well as rating agency considerations. There can be no assurance that any regulatory approval described herein will be received. See “— Regulatory and Legal Risks — A decrease in the RBC ratio of our insurance subsidiaries (as a result of a reduction in statutory capital and surplus or an increase in the required RBC capital charges), or a change in the rating agency proprietary capital models for our insurance subsidiaries, could result in increased scrutiny by insurance regulators and rating agencies or BHF contributing capital to its subsidiaries and could have a material adverse effect on our financial condition and results of operations.” See also “Business — Regulation — Insurance Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Parent Company — Liquidity and Capital — Statutory Capital and Dividends.”

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
Continued scrutiny and evolving expectations from investors, customers, regulators and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our business and results of operations
There is continued scrutiny and evolving expectations, as well as conflicting expectations, from investors, customers, regulators and other stakeholders on environmental, social and governance (“ESG”) practices and disclosures, including those related to environmental stewardship, climate change, workplace conduct and other social and political mandates. Regulators have imposed and may continue to impose ESG-related rules and guidance, which may conflict with one another and impose additional costs on us or expose us to new or additional risks. In view of evolving regulatory expectations, investor scrutiny, and changing consumer preferences and social expectations, ESG issues can represent emerging or unforeseen risks to our long-term operating performance and financial condition. Moreover, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to different ESG matters, and unfavorable ratings of the Company or our industry may lead to negative investor sentiment and the diversion of investment to other companies or industries.
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

Significant market volatility in reaction to the evolving and uncertain regulatory, legal and geopolitical landscape in the U.S. and abroad due to tariffs, trade disputes, changing monetary policy, uncertain fiscal policy, military conflicts and the political environment may exacerbate some of the risks we face. Increased market volatility may affect the performance of the various asset classes in which we invest, as well as separate account values. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Current Environment” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Financial and Economic Environment.”
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
We need liquidity at our holding company to pay our operating expenses, pay interest on our indebtedness, pay dividends on our preferred stock, carry out any share or debt repurchases that we may undertake, pay any potential dividends on our common stock and provide our subsidiaries with cash or collateral. Furthermore, our insurance subsidiaries need liquidity to maintain our securities lending activities, to replace certain maturing liabilities and to post collateral for derivative transactions. Without sufficient liquidity, we could be forced to curtail our operations and limit the investments necessary to grow our business.
For our insurance subsidiaries, the principal sources of liquidity are insurance premiums and fees paid in connection with annuity products, as well as cash flows from our investment portfolio to the extent consisting of cash and readily marketable securities.
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
We manage our exposures to equity risk through product design strategies such as selling products or introducing product features that provide a risk offset to each other, hedging using derivative instruments, as well as reinsurance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” for details regarding our risk management and hedging programs.
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
Defaults or deteriorating credit of other financial institutions could adversely affect us as we have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, investment banks, hedge funds and investment funds and other financial institutions. Many of these transactions expose us to credit risk in the event of the default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We also have exposure to these financial institutions in the form of unsecured debt instruments, non-redeemable and redeemable preferred securities, derivatives, joint ventures and equity investments. Any losses or impairments to the carrying value of these investments or other changes could materially and adversely affect our financial condition and results of operations.
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
We cannot predict the impact that “best interest” or fiduciary standards may have on our business, financial condition or results of operations. Compliance with new or changed rules or legislation in this area may increase our regulatory burden and that of our distribution partners, require changes to our compensation practices and product offerings, and increase litigation risk, which could adversely affect our financial condition and results of operations. See “Business — Regulation — Standard of Conduct Regulation — State Law Standard of Conduct Rules and Regulations.”
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
In any particular year, TAC amounts, and thus RBC ratios, may fluctuate depending on a variety of factors, including the amount of statutory income or losses generated by the insurance subsidiary, the amount of additional capital such insurer must hold to support business growth, equity and credit market conditions, the value and credit ratings of certain fixed income and equity securities in its investment portfolio, the value of certain derivative instruments, as well as changes to the RBC formulas and the interpretation of the NAIC’s instructions with respect to RBC calculation methodologies. In addition, rating agencies may implement changes to their own proprietary capital models, which differ from the RBC capital model, that have the effect of increasing or decreasing the amount of capital our insurance subsidiaries should hold relative to the rating agencies’ expectations. Under stressed or stagnant capital markets conditions and with the aging of existing insurance liabilities, without offsets from new business, the amount of additional statutory reserves that an insurance subsidiary is required to hold could materially increase. This increase in reserves would decrease the capital available for use in calculating the subsidiary’s RBC ratio. To the extent that an insurance subsidiary’s RBC ratio is deemed to be insufficient, we may seek to take actions either to increase the capitalization of the insurer, for example, by contributing capital, which may adversely impact BHF’s liquidity, or to reduce the capitalization requirements. If we were unable to accomplish such actions, the rating agencies could view this as a reason for a ratings downgrade.
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
In connection with our insurance operations, plaintiffs’ lawyers may bring or are bringing class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payments and procedures, escheatment, product design, disclosure, administration, investments, denial or delay of benefits, lapse or termination of policies, COI and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Material pending litigation and other legal disputes, as well as regulatory matters affecting us and risks to our business presented by these proceedings, if any, are discussed in Note 17 of the Notes to the Consolidated Financial Statements.
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
Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively
We heavily rely on communications, information systems (both internal and provided by third parties), and the internet to conduct our business. We rely on these systems throughout our business for a variety of functions, including processing new business, claims, and post-issue transactions, providing information to customers and distributors, performing actuarial analyses, managing our investments and maintaining financial records. A failure in the security of such systems or a failure to maintain the security of such systems, or the confidential information stored thereon, may result in regulatory enforcement action, harm our reputation or otherwise adversely affect our ability to conduct business, our financial condition or results of operations. In addition, our continuous technological evaluations and enhancements, including changes designed and intended to update our protective measures, may increase our risk of a breach or gap in our security, and there can be no assurance that any such efforts will be effective in preventing or limiting the impact of future cyberattacks.
We and our vendors, like other commercial entities, have been, and will likely continue to be, subject to a variety of forms of cyberattacks with the objective of gaining unauthorized access to our systems and data, or disrupting our operations. Potential attacks may include, but are not limited to, cyberattacks, phishing attacks, account takeover attempts, the introduction of computer viruses or malicious code (commonly referred to as “malware”), ransomware or other extortion tactics, denial of service attacks, credential stuffing, and other computer-related penetrations, each of which may be facilitated by the use of AI. Hardware, software or applications developed by us or received from third parties may contain exploitable vulnerabilities, bugs, or defects in design, maintenance or manufacture or other issues that could compromise information and cybersecurity. The risk of cyberattacks has also increased and may continue to increase in connection with recent geopolitical conflicts, including in Europe and the Middle East, and other geopolitical events and dynamics that may adversely disrupt or degrade our operations and may compromise our data. Malicious actors may attempt to fraudulently induce employees, customers, or other users of our systems to disclose credentials or other similar sensitive information in order to gain access to our systems or data, or that of our customers, through social engineering, phishing, mobile phone malware, and other methods.
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
Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations
Federal and state legislatures and various government agencies have established laws and regulations protecting the privacy and security of personal information. See “Business — Regulation — Privacy and Cybersecurity Regulation.” Our third-party service providers and our employees have access to, and routinely process, personal information through a variety of media, including information technology systems. It is possible that an employee or third-party service provider (or their suppliers, vendors or subcontractors) could, intentionally or unintentionally, disclose or misappropriate personal information, and there can be no assurance that our information security policies and systems in place can prevent unauthorized use or disclosure of confidential information, including personal information. Additionally, our data has been and could in the future be the subject of cyberattacks, and the misappropriation or intentional or unintentional inappropriate disclosure or misuse of employee or client information has occurred and could occur in the future, including as a result of us or our third-party service providers (or their suppliers, vendors or subcontractors) failing to maintain adequate internal controls or if our associates or any of our third-party service providers fail to comply with applicable policies and procedures. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers, employees, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which could include personal information or other user data, may result in governmental investigations, enforcement actions, regulatory fines, litigation and public statements against us by consumer advocacy groups or others, and could cause our customers, employees, or other third parties to lose trust in us, all of which could be costly and have a material adverse effect on our business, financial condition and results of operations. See “— Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively.” In addition, compliance with complex variations in privacy and data security laws may require modifications to current business practices, including significant technological efforts that require long implementation timelines, increased costs and dedicated resources.
Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of personal information. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. We may analyze personal information or input such information into third-party analytics in order to better manage our business. Any inquiry in connection with our analytics business practices, as well as any misuse or alleged misuse of those analytics insights, including for alleged violation of third-party privacy and intellectual property rights, or other rights, or alleged breach of contractual obligations, such as limitations on the use of personal information, could cause reputational harm or result in regulatory enforcement actions or litigation, and any related limitations imposed on us could have a material impact on our business, financial condition and results of operations.

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

Risks Related to Our Securities
We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future
Pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, without the written consent of Aquarian Parent, pay any dividend or other distribution payable in cash, stock or property with respect to our common stock, or subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries. We currently intend to use our future statutory free cash flow, if any, to pay debt obligations, to fund our growth, to develop our business, for working capital needs, to carry out any share or debt repurchases that we may undertake, as well as for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock in the foreseeable future. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which the shares currently trade, and the market price of our common stock may fluctuate widely depending on many factors, some of which may be beyond our control, including the pendency of the Merger. See “Risks Related to the Merger – Failure to complete the Merger could adversely affect our business, results of operations or financial condition, including in the event the Company is required to pay the termination fee.”
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
Risks from Cybersecurity Threats
Our systems and our third-party vendors’ systems periodically experience directed attacks intended to lead to (i) interruptions or delays in our operations or (ii) the loss, misuse or theft of personal information and other data, including confidential information or intellectual property. Based on the information available as of the filing date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents, directly or indirectly, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. For more information regarding our risks from cybersecurity threats, see “Risk Factors — Operational Risks — Any failure in our cybersecurity risk management program, as well as the occurrence of events unanticipated in Brighthouse Financial’s or our third-party service providers’ disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation and impairment of our ability to conduct business effectively” and “Risk Factors — Operational Risks — Any failure to protect the confidentiality of customer, employee, or other third-party information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.”

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
As of February 20, 2026, there were approximately 1.0 million registered holders of record of our common stock. The actual number of holders of our common stock is substantially greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in “street name” by banks, brokers, and other financial institutions.
Pursuant to the Merger Agreement, we are not currently permitted to declare and pay dividends on our common stock. See “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital.”
Stock Performance Graph
The graph and table below present BHF’s cumulative total shareholder return relative to the performance of (1) the S&P 500 Index, (2) the S&P 500 Financials Index and (3) the S&P 500 Life & Health Insurance Index, respectively, for the five-year period ended December 31, 2025. All values assume a $100 initial investment at the opening price of BHF’s common stock on the Nasdaq and data for each of the S&P 500 Index, the S&P 500 Financials Index and the S&P 500 Life & Health Insurance Index assume all dividends were reinvested on the date paid. The points on the graph and the values in the table represent month-end values based on the last trading day of each month. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Dec 31, 2020	Dec 31, 2021	Dec 31, 2022	Dec 31, 2023	Dec 31, 2024	Dec 31, 2025
BHF common stock	$100.00	$143.07	$141.61	$146.17	$132.69	$178.95
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Financials	$100.00	$135.04	$120.81	$135.49	$176.89	$203.47
S&P 500 Life & Health Insurance	$100.00	$136.68	$150.82	$157.83	$189.86	$201.00
Issuer Purchases of Equity Securities
On November 16, 2023, BHF’s Board of Directors authorized the repurchase of up to $750 million of BHF’s common stock, which does not have an expiration date. Repurchases made under such authorization may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. The Company did not repurchase any shares of its common stock during the fourth quarter of 2025. In addition, pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries. At December 31, 2025, BHF had $441 million remaining under its common stock repurchase program. See “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 12 of the Notes to the Consolidated Financial Statements for more information on common stock repurchases.
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
•“Results of Operations” begins with a discussion of our AAR, including a summary of the changes made to the key assumptions in 2025 and 2024, as well as the resulting impact on net income (loss) available to shareholders in each period.

Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2025 and 2024 and year-over-year comparisons between these years. Our Results of Operations discussion and analysis for the year ended December 31, 2024, including a review of the 2024 AAR and year-over-year comparisons between the years ended December 31, 2024 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), which was filed with the SEC on February 28, 2025, and such discussions are incorporated herein by reference.
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
On November 6, 2025, BHF entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly-owned subsidiary of Aquarian Parent. The Merger Agreement was adopted by stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended, has expired. The Merger is expected to close in 2026. However, the completion of the Merger remains subject to the satisfaction or waiver of certain other customary conditions, including receipt of insurance regulatory approvals. See “Risks Related to the Merger – The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.”
Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Income (loss) available to shareholders before provision for income tax	$367	$315
Less: Provision for income tax expense (benefit)	36	29
Net income (loss) available to shareholders (1)	$331	$286

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$1,996	$1,623
Less: Provision for income tax expense (benefit)	379	304
Adjusted earnings (loss) (1)	$1,617	$1,319
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the year ended December 31, 2025, we had net income available to shareholders of $331 million and adjusted earnings of $1.6 billion compared to net income available to shareholders of $286 million and adjusted earnings of $1.3 billion for the year ended December 31, 2024. Net income available to shareholders for the year ended December 31, 2025 primarily reflects favorable pre-tax adjusted earnings and a net investment gain on the sale of a subsidiary which owned certain mineral rights across the U.S. These favorable impacts were partially offset by unfavorable changes in our Shield embedded derivatives net of our variable annuity and Shield hedges due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business, net investment losses on sales of fixed maturity securities, net investment losses on mortgage loans and the weakening of the U.S. dollar unfavorably impacting foreign currency forwards and swaps.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.

Risk Management Strategies
We employ risk management strategies to mitigate the effects of severe market disruptions and other economic events on our business. These strategies currently include hedging certain market risk exposures at the product level while taking into consideration market risk exposures at an aggregated level, as well as reinsurance. Our risk management strategies focus on protecting the capital and surplus of our insurance subsidiaries, through the use of metrics aligned with regulatory capital requirements. We continually review our risk management strategies in the context of our overall capitalization targets and monitor the capital markets for opportunities to adjust our derivative positions to manage our market risk exposure, as appropriate.
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
We have historically managed the risks related to our variable annuity and first generation Shield Annuity contracts on a combined basis. However, in the third quarter of 2025, we completed an initiative that established a standalone hedging program for each product allowing us to more effectively manage the risks related to these two products. We launched updated versions of our Shield Annuity products in 2024, which we also manage and hedge on a standalone basis separately from our variable annuity and first generation Shield Annuity products.
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
Interest Rate Risk Management
We are exposed to interest rate risk in most of our products, with the more significant longer-dated exposure residing in our in-force variable annuity guarantees and ULSG business. Historically, we have managed interest rate exposure in aggregate across the Company, while also setting individual hedge targets for certain products such as ULSG, where the economics of the interest rate derivatives are ceded through reinsurance to BRCD. As discussed above, in the third quarter of 2025, we established a standalone hedging program for our variable annuity block. Our current variable annuity interest rate hedging program is intended to mitigate our exposure to changes in interest rates arising from the variable annuity contracts. Our interest rate hedge programs may also include hybrid options that have other risk exposure in addition to interest rate exposure. We continue to set individual hedge targets for certain products such as ULSG, where the economics of the interest rate derivatives are ceded through reinsurance to BRCD. While we now manage interest rate risk primarily on a product basis, we also manage interest rate exposure in aggregate across the Company.
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
We seek to mitigate interest rate exposures associated with our ULSG business by holding ULSG Assets to closely match our ULSG Target under different interest rate environments. “ULSG Assets” are defined as (i) total general account assets supporting statutory reserves and capital in the ULSG portfolios of our insurance subsidiaries and BRCD and (ii) interest rate derivative instruments to mitigate ULSG interest rate exposures. The net statutory reserves for the ULSG business in our insurance subsidiaries and BRCD (which is in part supported by reinsurance financings) were $24.4 billion and $24.6 billion for the years ended December 31, 2025 and 2024, respectively.

Our ULSG Target is sensitive to the actual and future expected level of long-term U.S. interest rates. If interest rates fall, our ULSG Target increases. Likewise, if interest rates rise, our ULSG Target declines. The interest rate derivatives included in ULSG Assets seek to offset movement in the ULSG Target. This could increase the period-to-period volatility of net income and equity due to differences in the sensitivity of the ULSG Target and GAAP liabilities to the changes in interest rates. We closely monitor the sensitivity of our ULSG Target to changes in interest rates. We seek to maintain ULSG Assets above the ULSG Target across a wide range of interest rate scenarios. At December 31, 2025, BRCD assets exceeded the ULSG CFT requirement.
Equity Risk Management
We are exposed to equity market risk from policyholder liabilities with long-term guarantees based on equity performance, with our most significant exposures found in crediting rates on Shield Annuities and variable annuity guarantees. While we manage equity risk primarily through the use of product-specific hedging strategies, we also manage equity risk in aggregate across the Company. As discussed above, we have historically managed equity risk of variable annuities and first generation Shield Annuity contracts together, but in the third quarter of 2025, we established standalone equity hedging programs for each product. We also manage the risks associated with our updated Shield Annuity product, launched in 2024, on a standalone basis.
We hedge the equity risk associated with Shield Annuity products by purchasing equity derivatives that are intended to offset the index credits due to contract holders. Since it is not practical to hedge each policy individually, we may group individual policies into cohorts or use other industry methods to reduce the number of hedge trades. We manage the equity risk associated with our variable annuity contracts through the use of derivatives intended to offset the exposure attributable to changes in equity markets.
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
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield Annuities and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate in September, October and December 2025, as well as in September, November and December 2024, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and

“Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
The above factors affect our expectations regarding future margins. We review our long-term assumptions about capital markets returns and interest rates, along with other assumptions such as contract holder behavior, as part of our AAR. As additional company specific or industry information on contract holder behavior becomes available, related assumptions may change and may potentially have a material impact on liability valuations and net income.
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
The measurement of our ULSG liabilities can be significantly impacted by changes in assumptions for the general account rate of return, which is driven by our assumption for long-term treasury yields, and changes in assumptions for mortality, premium persistency, lapses and withdrawals. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of our 2025 AAR, we increased our projected long-term general account earned rate, as well as our mean reversion rate over a period of ten years, from 4.00% to 4.50%, which resulted in a decrease in our ULSG liabilities of $359 million. We also updated other assumptions related to ULSG, see “— Results of Operations — Annual Actuarial Review” for more information.
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
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. In 2025, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the effects of changes in inputs and assumptions on the measurement of our liabilities for variable annuity guarantees.
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

Results of Operations

Annual Actuarial Review
We conducted our GAAP AAR in the third quarter of 2025. As part of the 2025 GAAP AAR, for our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. For our variable annuity business, we updated assumptions regarding annuitization, mortality, guaranteed principal option utilization, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
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
We conducted our 2025 statutory AAR in the fourth quarter, the results of which will be included in our insurance subsidiaries’ 2025 annual statutory financial statements. The 2025 statutory AAR resulted in an increase to our statutory reserves; however, our 2025 preliminary Combined RBC Ratio was 456%, above our target range of 400% to 450% in normal market conditions, without contributing capital to our insurance subsidiaries. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition.”
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

Consolidated Results for the Years Ended December 31, 2025 and 2024
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Years Ended December 31,
	2025	2024
	(In millions)
Revenues
Premiums	$695	$770
Universal life and investment-type product policy fees	2,161	2,116
Net investment income	5,244	5,222
Other revenues	555	579
Net investment gains (losses)	(97)	(295)
Net derivative gains (losses)	(1,792)	(3,668)
Total revenues	6,766	4,724
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273) and ($978), respectively)	1,805	2,294
Interest credited to policyholder account balances	2,188	2,136
Amortization of DAC and VOBA	609	599
Change in market risk benefits	(268)	(2,673)
Interest expense on debt	152	152
Other expenses	1,806	1,794
Total expenses	6,292	4,302
Income (loss) before provision for income tax	474	422
Provision for income tax expense (benefit)	36	29
Net income (loss)	438	393
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	433	388
Less: Preferred stock dividends	102	102
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$331	$286
The components of net income (loss) available to shareholders were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Change in market risk benefits	$268	$2,673
Net investment gains (losses)	(97)	(295)
Investment gains (losses) on trading securities	—	—
Net derivative gains (losses), excluding investment hedge adjustments	(1,792)	(3,699)
Market value adjustments	(8)	13
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,996	1,623
Income (loss) available to shareholders before provision for income tax	367	315
Provision for income tax expense (benefit)	36	29
Net income (loss) available to shareholders	$331	$286
Change in Market Risk Benefits. The change in MRBs reflects changes in the projected value of annuity guaranteed benefits discounted at current risk-free rates, plus a nonperformance risk spread that is locked-in at policy issuance.
Net Investment Gains (Losses). Includes gains and losses on sales of investments, impairments losses and changes in allowances for credit losses.

Investment Gains (Losses) on Trading Securities. Includes gains and losses on trading securities measured at estimated fair value through net investment income.
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
Market Value Adjustments. Includes the change in fair value of the crediting rate on experience-rated contracts and market value adjustments on institutional group annuities that are economically offset by gains (losses) on the related trading securities.
Pre-tax Adjusted Earnings. Adjusted earnings is a financial measure used by management to evaluate performance and facilitate comparisons to industry results.
See “— Non-GAAP Financial Disclosures — Adjusted Earnings” for more information on the items described above.
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Income available to shareholders before provision for income tax was $367 million ($331 million, net of income tax), an increase of $52 million ($45 million, net of income tax) from income available to shareholders before provision for income tax of $315 million ($286 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•lower losses from the impact of interest rates on derivatives used to manage interest rate exposure in our ULSG business, as long-term rates were relatively flat in the current period and increased in the prior period; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities, a net decrease in impairments on fixed maturity securities, and a gain on the sale of a subsidiary which owned certain mineral rights across the U.S., partially offset by higher losses on mortgage loans due to an increase in the allowance for credit losses.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2025 and 2024”; and
•the U.S. dollar weakening in the current period and strengthening in the prior period, unfavorably impacting foreign currency forwards and swaps.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 8% in the current period compared to 7% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Year Ended December 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(185)	$21	$703	$(208)	$331
Add: Provision for income tax expense (benefit)	295	4	(425)	162	36
Income (loss) available to shareholders before provision for income tax	110	25	278	(46)	367
Less: Net investment gains (losses)	(152)	(7)	(35)	97	(97)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	(1,555)	(13)	(223)	(1)	(1,792)
Less: Change in market risk benefits	268	—	—	—	268
Less: Market value adjustments	—	—	(8)	—	(8)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,549	45	544	(142)	1,996
Less: Provision for income tax expense (benefit)	295	4	108	(28)	379
Adjusted earnings (loss)	$1,254	$41	$436	$(114)	$1,617

	Year Ended December 31, 2024
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$574	$11	$296	$(595)	$286
Add: Provision for income tax expense (benefit)	297	5	(801)	528	29
Income (loss) available to shareholders before provision for income tax	871	16	(505)	(67)	315
Less: Net investment gains (losses)	(163)	(39)	(70)	(23)	(295)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $31	(3,187)	17	(529)	—	(3,699)
Less: Change in market risk benefits	2,673	—	—	—	2,673
Less: Market value adjustments	—	—	13	—	13
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,548	38	81	(44)	1,623
Less: Provision for income tax expense (benefit)	297	5	16	(14)	304
Adjusted earnings (loss)	$1,251	$33	$65	$(30)	$1,319

Consolidated Results for the Years Ended December 31, 2025 and 2024 - Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Fee income	$2,716	$2,695
Net investment spread	2,947	3,000
Insurance-related activities	(993)	(1,420)
Amortization of DAC and VOBA	(609)	(599)
Other expenses	(1,958)	(1,946)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	107	107
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,996	1,623
Provision for income tax expense (benefit)	379	304
Adjusted earnings (loss)	$1,617	$1,319
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Adjusted earnings were $1.6 billion in the current period, an increase of $298 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off and Life segments and other refinements; and
◦a decrease in liability balances in our Run-off segment resulting from a reinsurance premium rate increase associated with the conclusion of a reinsurance arbitration in the prior period;
partially offset by
◦higher claims, net of reinsurance, in our Life and Run-off segments; and
◦an increase in liability balances in our Run-off segment resulting from a premium rate increase on an existing reinsurance agreement; and
•higher net fee income due to:
◦lower ceded COI fees in our Life and Run-off segments related to the conclusion of the aforementioned reinsurance arbitration in the prior period;
partially offset by
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
◦a decline in the net COI fees driven by the aging in-force business in our Run-off segment.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦higher interest credited to policyholders due to higher account balances and prior period changes made in connection with the AAR, net of year-over-year actuarial modeling improvements in our Annuities segment;
◦lower yields and average invested long-term assets on our institutional spread margin business;
◦lower returns on other limited partnerships; and
◦lower returns on short-term investments;
partially offset by

◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher returns on real estate limited partnerships and limited liability companies (“LLC”); and
◦higher average invested long-term assets;
•higher other expenses due to:
◦higher operational expenses;
partially offset by
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income;
◦lower reinsurance expenses in our Life and Run-off segments associated with the conclusion of the aforementioned reinsurance arbitration in the prior period; and
◦lower transition services agreement expenses; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our Annuities segment net of the aging in-force business in our Life segment.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segment Results for the Years Ended December 31, 2025 and 2024 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Fee income	$2,024	$2,134
Net investment spread	1,635	1,508
Insurance-related activities	(191)	(190)
Amortization of DAC and VOBA	(522)	(505)
Other expenses	(1,397)	(1,399)
Pre-tax adjusted earnings	1,549	1,548
Provision for income tax expense (benefit)	295	297
Adjusted earnings	$1,254	$1,251
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Consolidated Financial Statements.
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Adjusted earnings were $1.3 billion in the current period, an increase of $3 million.
Key favorable impacts were:
•higher net investment spread due to:
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
◦higher returns on real estate limited partnerships and LLCs; and
◦higher average invested long-term assets;
partially offset by

◦higher interest credited to policyholders due to higher account balances and prior period changes made in connection with the AAR, net of year-over-year actuarial modeling improvements; and
•lower other expenses due to:
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income; and
◦lower transition services agreement expenses;
partially offset by
◦higher operational expenses.
Key net unfavorable impacts were:
•lower fee income due to lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Fee income	$309	$189
Net investment spread	200	257
Insurance-related activities	(179)	(126)
Amortization of DAC and VOBA	(87)	(94)
Other expenses	(198)	(188)
Pre-tax adjusted earnings (loss)	45	38
Provision for income tax expense (benefit)	4	5
Adjusted earnings (loss)	$41	$33
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Adjusted earnings were $41 million in the current period, an increase of $8 million.
Key favorable impacts were:
•higher fee income due to lower ceded COI fees related to the conclusion of the aforementioned reinsurance arbitration in the prior period; and
•lower amortization of DAC and VOBA driven by the aging in-force business.
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
◦a net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements; and

•higher other expenses due to:
◦higher operational expenses;
partially offset by
◦lower reinsurance expenses associated with the conclusion of the aforementioned reinsurance arbitration in the prior period.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 9% in the current period compared to 13% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Fee income	$378	$360
Net investment spread	917	991
Insurance-related activities	(623)	(1,104)
Amortization of DAC and VOBA	—	—
Other expenses	(128)	(166)
Pre-tax adjusted earnings (loss)	544	81
Provision for income tax expense (benefit)	108	16
Adjusted earnings (loss)	$436	$65
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Adjusted earnings were $436 million in the current period, an increase of $371 million.
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
•lower other expenses due to:
◦lower reinsurance expenses associated with the conclusion of the aforementioned reinsurance arbitration in the prior period;
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
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 20% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Fee income	$5	$12
Net investment spread	195	244
Insurance-related activities	—	—
Amortization of DAC and VOBA	—	—
Other expenses	(235)	(193)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	107	107
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(142)	(44)
Provision for income tax expense (benefit)	(28)	(14)
Adjusted earnings (loss)	$(114)	$(30)
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Adjusted loss was $114 million in the current period, a higher loss of $84 million.
Key unfavorable impacts were:
•lower net investment spread due to lower yields and lower average invested long-term assets on our institutional spread margin business; and
•higher other expenses due to higher operational expenses.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Years Ended December 31, 2025 and 2024
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Years Ended December 31,
	2025	2024
	(In millions)
Market risk benefits mark-to-market	$(198)	$2,103
Annuity guaranteed benefit rider fees, net of claims	479	603
Ceded reinsurance	(13)	(33)
Total changes attributable to annuity guaranteed benefits	268	2,673
Variable annuity and Shield hedges	1,494	660
Shield embedded derivatives	(2,980)	(3,776)
Total	$(1,218)	$(443)
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
Variable Annuity and Shield Hedges, including Reinsurance. We enter into freestanding derivatives to hedge certain aspects of the annuity guaranteed benefits accounted for as MRBs and index-linked crediting rates accounted for as embedded derivatives. Generally, the same market factors that impact the estimated fair value of the annuity guaranteed benefits impact the value of the hedges, though in the opposite direction. However, the changes in value of MRBs and related hedges may not be symmetrical and the divergence could be significant due to certain factors, including unhedged risks within MRBs. We may also use reinsurance to manage our exposure related to MRBs.
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
Year Ended December 31, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the year ended December 31, 2025, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing equity markets, partially offset by changes made in connection with the AAR and decreasing interest rates;
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
•favorable changes in variable annuity and Shield hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets, partially offset by increasing long-term interest rates and changes made in connection with the AAR.
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
In September, October and December 2025, the Federal Reserve decreased the target range for the federal funds rate from between 4.25% and 4.50% to between 3.50% to 3.75%. In 2024, the Federal Reserve decreased the target range for the federal funds rate three times — from between 5.25% and 5.50% to between 4.25% and 4.50%. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
Prior period interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of December 31, 2025.
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

	Years Ended December 31,
	2025		2024		2023
	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.48%	$5,405	4.49%	$5,403	4.23%	$4,917
Investment fees and expenses (2)	(0.14)	(161)	(0.13)	(150)	(0.14)	(148)
Adjusted net investment income (3)	4.34%	$5,244	4.36%	$5,253	4.09%	$4,769
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

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net investment income	$5,244	$5,222	$4,664
Add: Investment hedge adjustments	—	31	105
Less: Investment gains (losses) on trading securities	—	—	—
Adjusted net investment income — in the above yield table	$5,244	$5,253	$4,769
See “— Results of Operations — Consolidated Results for the Years Ended December 31, 2025 and 2024” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated Results for the Years Ended December 31, 2024 and 2023” in our 2024 Annual Report for an analysis of the year-over-year changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	December 31, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$67,348	82.1%	$66,402	82.9%
Privately-placed	14,666	17.9	13,653	17.1
Total fixed maturity securities	$82,014	100.0%	$80,055	100.0%
Percentage of cash and invested assets	65.1%		65.4%
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

		December 31, 2025					December 31, 2024
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,600	$3	$(3,316)	$54,281	66.2%	$56,661	$5	$(4,680)	$51,976	64.9%
2	Baa	26,845	—	(1,559)	25,286	30.8	28,446	—	(2,640)	25,806	32.3
Subtotal investment grade		84,445	3	(4,875)	79,567	97.0%	85,107	5	(7,320)	77,782	97.2%
3	Ba	2,050	—	(41)	2,009	2.4	1,879	—	(92)	1,787	2.2
4	B	325	2	(23)	300	0.4	383	2	(32)	349	0.4
5	Caa and lower	178	36	(18)	124	0.2	151	31	(13)	107	0.1
6	In or near default	48	23	(11)	14	—	83	43	(10)	30	0.1
Subtotal below investment grade		2,601	61	(93)	2,447	3.0%	2,496	76	(147)	2,273	2.8%
Total fixed maturity securities		$87,046	$64	$(4,968)	$82,014	100.0%	$87,603	$81	$(7,467)	$80,055	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
December 31, 2025
U.S. corporate	$18,624	$18,414	$1,565	$236	$56	$14	$38,909
Foreign corporate	5,096	5,975	321	47	58	—	11,497
RMBS	8,509	14	7	1	1	—	8,532
U.S. government and agency	6,628	83	—	—	—	—	6,711
ABS	5,843	182	26	8	—	—	6,059
CMBS	5,563	248	47	8	4	—	5,870
State and political subdivision	3,439	50	—	—	5	—	3,494
Foreign government	579	320	43	—	—	—	942
Total fixed maturity securities	$54,281	$25,286	$2,009	$300	$124	$14	$82,014

December 31, 2024
U.S. corporate	$17,036	$18,415	$1,303	$291	$49	$29	$37,123
Foreign corporate	5,327	6,026	391	41	45	—	11,830
RMBS	7,254	15	16	—	1	1	7,287
U.S. government and agency	6,636	111	—	—	—	—	6,747
ABS	5,776	498	19	11	8	—	6,312
CMBS	5,985	344	17	6	4	—	6,356
State and political subdivision	3,390	51	—	—	—	—	3,441
Foreign government	572	346	41	—	—	—	959
Total fixed maturity securities	$51,976	$25,806	$1,787	$349	$107	$30	$80,055
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both December 31, 2025 and 2024. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	December 31, 2025		December 31, 2024
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$16,541	32.8%	$15,448	31.6%
Finance	12,736	25.3	13,279	27.1
Consumer	11,743	23.3	11,155	22.8
Utility	6,687	13.3	6,405	13.1
Communications	2,699	5.3	2,666	5.4
Total	$50,406	100.0%	$48,953	100.0%
Structured Securities
We held $20.5 billion and $20.0 billion of Structured Securities, at estimated fair value, at December 31, 2025 and 2024, respectively, as presented in the RMBS, CMBS and ABS sections below.

RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	December 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,551	53.3%	$(158)	$3,906	53.6%	$(304)
Pass-through securities	3,981	46.7	(336)	3,381	46.4	(525)
Total RMBS	$8,532	100.0%	$(494)	$7,287	100.0%	$(829)
Risk profile:
Agency	$6,542	76.7%	$(505)	$5,752	78.9%	$(800)
Prime	232	2.7	(11)	220	3.0	(19)
Alt-A	1,461	17.1	14	992	13.6	(11)
Sub-prime	297	3.5	8	323	4.5	1
Total RMBS	$8,532	100.0%	$(494)	$7,287	100.0%	$(829)
Ratings profile:
Rated Aaa	$1,425	16.7%		$892	12.2%
Designated NAIC 1	$8,509	99.7%		$7,254	99.5%
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
CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	December 31, 2025		December 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2005 - 2011	$59	$58	$81	$76
2012	—	—	2	1
2013	16	14	21	19
2014	113	104	143	125
2015	214	194	929	895
2016	322	315	460	442
2017	696	682	689	652
2018	1,570	1,535	1,612	1,524
2019	899	840	912	807
2020	499	449	501	425
2021	353	331	664	635
2022	365	361	419	411
2023	92	92	61	62
2024	345	349	282	282
2025	543	546	—	—
Total	$6,086	$5,870	$6,776	$6,356
The estimated fair value of CMBS rated Aaa using rating agency ratings was $3.9 billion, or 67.2% of total CMBS, and designated NAIC 1 was $5.6 billion, or 94.8% of total CMBS, at December 31, 2025. The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.3 billion, or 67.7% of total CMBS, and designated NAIC 1 was $6.0 billion, or 94.2% of total CMBS, at December 31, 2024.

ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	December 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,884	47.6%	$(5)	$3,258	51.6%	$14
Automobile loans	757	12.5	8	670	10.6	2
Consumer loans	474	7.8	—	354	5.6	(8)
Student loans	424	7.0	(4)	383	6.1	(12)
Credit card loans	207	3.4	1	326	5.2	(2)
Other loans	1,313	21.7	(22)	1,321	20.9	(36)
Total	$6,059	100.0%	$(22)	$6,312	100.0%	$(42)
Ratings profile:
Rated Aaa	$3,857	63.7%		$3,764	59.6%
Designated NAIC 1	$5,843	96.4%		$5,776	91.5%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	December 31, 2025				December 31, 2024
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$12,323	53.7%	$134	1.1%	$13,330	56.8%	$106	0.8%
Agricultural	4,656	20.3	20	0.4%	4,591	19.6	30	0.7%
Residential	5,976	26.0	46	0.8%	5,543	23.6	42	0.8%
Total	$22,955	100.0%	$200	0.9%	$23,464	100.0%	$178	0.8%

Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 99% and 98% at December 31, 2025 and 2024, respectively. The remainder was collateralized by properties located outside of the U.S. At December 31, 2025, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 11% for Texas and 7% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both December 31, 2025 and 2024. At December 31, 2025, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 37% for California, 10% for Florida and 6% for Texas.
Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,530	20.4%	$2,769	20.8%
Pacific	2,512	20.4	2,644	19.8
Middle Atlantic	1,940	15.7	2,075	15.6
West South Central	1,596	13.0	1,555	11.7
Mountain	1,132	9.2	1,114	8.4
East North Central	725	5.9	834	6.2
New England	541	4.4	726	5.4
East South Central	362	2.9	363	2.7
West North Central	352	2.9	358	2.7
International	244	2.0	391	2.9
Multi-region and Other	389	3.2	501	3.8
Total recorded investment	12,323	100.0%	13,330	100.0%
Less: allowance for credit losses	134		106
Carrying value, net of allowance for credit losses	$12,189		$13,224
Property type:
Apartment	$4,646	37.7%	$5,249	39.4%
Office	2,793	22.7	3,019	22.7
Industrial	2,448	19.9	2,498	18.7
Retail	1,521	12.3	1,681	12.6
Hotel	915	7.4	883	6.6
Total recorded investment	12,323	100.0%	13,330	100.0%
Less: allowance for credit losses	134		106
Carrying value, net of allowance for credit losses	$12,189		$13,224
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
Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 67% and 69% at December 31, 2025 and 2024, respectively, and our average debt-service coverage ratio was 2.2x and 2.3x at December 31, 2025 and 2024, respectively. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% and 48% at December 31, 2025 and 2024, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 8 of the Notes to the Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the years ended December 31, 2025 and 2024.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and LLCs were as follows at:

	December 31, 2025	December 31, 2024
	(In millions)
Other limited partnerships	$4,099	$4,100
Real estate limited partnerships and LLCs (1)	597	727
Total	$4,696	$4,827
_______________
(1)The estimated fair value of real estate limited partnerships and LLCs was $599 million and $836 million at December 31, 2025 and 2024, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	December 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$6,779	85.5%	$4,135	78.8%
Company-owned life insurance	822	10.4	772	14.7
Federal Home Loan Bank stock	217	2.7	222	4.2
Leveraged leases, net of non-recourse debt	60	0.8	60	1.1
Tax credit and renewable energy partnerships	44	0.5	48	0.9
Other	10	0.1	13	0.3
Total	$7,932	100.0%	$5,250	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives. We have historically managed the risks related to our variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, we completed an initiative that established a standalone hedging program for each product allowing us to separately manage the risks related to these two products.
See Note 9 of the Notes to the Consolidated Financial Statements for:
•a comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks;
•information about the gross notional amount, estimated fair value and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2025 and 2024; and
•the effects of derivatives in cash flow, fair value or non-qualifying hedge relationships on the statements of operations for the years ended December 31, 2025, 2024 and 2023.
See “— Risk Management Strategies” for more information about our hedging strategies. In addition, see “— Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations.”
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
Derivatives categorized as Level 3 at December 31, 2025 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	December 31, 2025		December 31, 2024
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$468	$11	$780	$19
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
We maintain a substantial short-term liquidity position, which was $4.3 billion and $5.2 billion at December 31, 2025 and 2024, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $50.1 billion and $48.1 billion at December 31, 2025 and 2024, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
Capital
We manage our capital position to maintain our financial strength and credit ratings. We target a Combined RBC Ratio of 400% to 450% in normal market conditions. We believe a ratio at this level in normal markets provides us with sufficient capital to absorb risks associated with stressed market scenarios. In addition, our capital position is supported by our ability to generate cash flows within our insurance subsidiaries, our ability to effectively manage the risks of our businesses and our expected ability to borrow funds and raise additional capital to meet operating and growth needs under a variety of market and economic conditions.
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
Pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, without the written consent of Aquarian Parent, pay any dividend or other distribution payable in cash, stock or property with respect to our common stock, or subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries.
The Merger Agreement permits us to pay periodic cash dividends on our preferred stock not in excess of $412.50 per share on the 6.600% Non-Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), $421.875 per share on the 6.750% Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”), $335.9375 per share on the 5.375% Non-Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”); and $289.0625 per share on the 4.625% Non-Cumulative Preferred Stock, Series D (the “Series D Preferred Stock” and; together with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the “Preferred Stock”), in each case, per quarter during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, consistent with the per-quarter dividends due under each applicable Certificate of Designations.

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
Our financial strength ratings and long-term issuer credit ratings as of the date of this filing were as follows:

	A.M. Best (1)	Fitch (2)	Moody’s (3)	S&P (4)
Financial Strength Ratings:
Outlook	Watch	Stable	Watch	Watch
Brighthouse Life Insurance Company	A	A-	A3	A
New England Life Insurance Company	A	A-	A3	A
Brighthouse Life Insurance Company of NY	A	NR	NR	A

Long-term Issuer Credit Ratings:
Outlook	Watch	Stable	Watch	Watch
Brighthouse Financial, Inc.	bbb+	BBB	Baa3	BBB
Brighthouse Holdings, LLC	bbb+	BBB	Baa3	BBB
_______________
(1)“Watch” indicates that the rating is under review with negative implications. A.M. Best’s financial strength ratings for insurance companies range from “A++ (Superior)” to “S (Suspended).” A.M. Best’s long-term issuer credit ratings range from “aaa (exceptional)” to “s (suspended).”
(2)Fitch’s financial strength ratings for insurance companies range from “AAA (highest rating)” to “C (distressed).” Fitch’s long-term issuer credit ratings range from “AAA (highest rating)” to “D (default).”
(3)“Watch” indicates that the rating is on review for downgrade. Moody’s financial strength ratings for insurance companies and long-term issuer credit ratings range from “Aaa (highest quality)” to “C (lowest rated).”
(4)“Watch” indicates that the rating is on CreditWatch with negative implications. S&P’s financial strength ratings for insurance companies and long-term issuer credit ratings range from “AAA (extremely strong)” to “SD (selective default)” or “D (default).”
NR = Not rated
Rating agencies continue to review and adjust our ratings. In July 2025, S&P revised the long-term issuer credit ratings for BHF and BH Holdings to BBB from BBB+. In addition, S&P revised the financial strength ratings for certain of our insurance subsidiaries to A from A+, among other revisions. Following the announcement that BHF has entered into the Merger Agreement, S&P, Moody’s and AM Best revised their outlook on our financial strength ratings and credit ratings, and Fitch downgraded our financial strength ratings and credit ratings. On November 6, 2025, S&P placed BHF, BH Holdings and certain of our insurance subsidiaries on CreditWatch with negative implications. On November 7, 2025, Moody’s placed BHF, BH Holdings and certain of our insurance subsidiaries on review for a downgrade and changed the long-term issuer credit rating and financial strength rating outlooks for those entities to rating under review. On November 10, 2025, AM Best placed BHF, BH Holdings and certain of our insurance subsidiaries under review with negative implications. In addition, on November 10, 2025, Fitch downgraded the long-term issuer credit ratings for BHF and BH Holdings to BBB from BBB+ and the financial strength ratings for certain of our insurance subsidiaries to A- from A. See “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” for a description of the potential impact of a ratings downgrade.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Sources:
Operating activities, net	$259	$—	$—
Investing activities, net	751	—	—
Changes in policyholder account balances, net	—	4,032	4,242
Changes in payables for collateral under securities loaned and other transactions, net	814	221	—
Financing element on certain derivative instruments and other derivative related transactions, net	—	—	90
Total sources	1,824	4,253	4,332
Uses:
Operating activities, net	—	290	137
Investing activities, net	—	2,194	3,196
Changes in policyholder account balances, net	816	—	—
Changes in payables for collateral under securities loaned and other transactions, net	—	—	890
Long-term debt repaid	2	2	2
Dividends on preferred stock	102	102	102
Treasury stock acquired in connection with share repurchases	102	250	250
Financing element on certain derivative instruments and other derivative related transactions, net	443	204	—
Other, net	17	17	19
Total uses	1,482	3,059	4,596
Net increase (decrease) in cash and cash equivalents	$342	$1,194	$(264)
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances			Repayments
	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023	2025	2024	2023
	(In millions)
FABR Program	$500	$500	$—	$500	$—	$—	$—	$—
FABCP Program	2,254	2,962	7,510	15,801	8,046	8,218	16,281	6,701
FABN Program	2,000	2,550	—	1,150	—	550	700	1,350
FHLB Funding Agreements	4,200	4,300	1,575	2,150	2,350	1,675	2,200	1,900
Farmer Mac Funding Agreements	500	650	250	50	—	400	100	—
Total	$9,454	$10,962	$9,335	$19,651	$10,396	$10,843	$19,281	$9,951
Debt Issuances
See Note 11 of the Notes to the Consolidated Financial Statements for information on debt issuances.
Credit and Committed Facilities
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At December 31, 2025, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 12 of the Notes to the Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at December 31, 2025. See also “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future.”
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
At December 31, 2025, our insurance liabilities, excluding obligations under our institutional spread margin business, totaled $114.4 billion and the related future estimated cash payments totaled $204.9 billion, of which $13.7 billion is due in the next twelve months. These estimated cash payments are based on assumptions related to mortality, morbidity, policy lapses, withdrawals, surrender charges, annuitization, future interest credited and other assumptions comparable with our experience and expectations of future payment patterns, as well as other contingent events as appropriate for the respective product type. These amounts are undiscounted and, therefore, exceed the liabilities included on the consolidated balance sheet. Actual cash payments on insurance liabilities may differ significantly from future estimated cash payments due to differences between actual experience and the assumptions used in the establishment of the liabilities and the estimation of the future cash payments. All future estimated cash payments are presented gross of any reinsurance recoverable. At December 31, 2025, obligations under our institutional spread margin business totaled $9.5 billion and the related future estimated cash payments, including interest, totaled $10.1 billion, of which $4.7 billion is due in the next twelve months.
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At December 31, 2025, we pledged $34 million of cash collateral to counterparties. At December 31, 2024, we did not pledge any cash collateral to counterparties. At December 31, 2025 and 2024, we were obligated to return cash collateral pledged to us by counterparties of $1.5 billion and $812 million, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $3.2 billion and $2.3 billion at December 31, 2025 and 2024, respectively.
See Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding pledged collateral.

Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion at both December 31, 2025 and 2024.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both December 31, 2025 and 2024.
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
The Parent Company
Liquidity and Capital
In evaluating liquidity, it is important to distinguish the cash flow needs of the parent company from the cash flow needs of the combined group of companies. BHF is largely dependent on cash flows from its insurance subsidiaries to meet its obligations. Constraints on BHF’s liquidity may occur as a result of operational demands or as a result of compliance with regulatory requirements. See “Risk Factors — Risks Related to Our Business — As a holding company, BHF depends on the ability of its subsidiaries to pay dividends,” “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” and “Risk Factors — Regulatory and Legal Risks — Our insurance business is highly regulated, and changes in regulation and in supervisory and enforcement policies or interpretations thereof may materially impact our capitalization or cash flows, reduce our profitability and limit our growth,” as well as Notes 12 and 15 of the Notes to the Consolidated Financial Statements.
Short-term Liquidity and Liquid Assets
At December 31, 2025 and 2024, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $763 million and $912 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At December 31, 2025 and 2024, BHF and certain of its non-insurance subsidiaries had liquid assets of $911 million and $1.1 billion, respectively, of which $868 million and $1.1 billion, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust. On February 11, 2025, Brighthouse Life Insurance Company received a $100 million capital contribution from BH Holdings.

Statutory Capital and Dividends
The NAIC and state insurance departments have established regulations that provide minimum capitalization requirements based on RBC formulas for insurance companies. See “Business — Regulation — Insurance Regulation” and Note 12 of the Notes to the Consolidated Financial Statements for information regarding our statutory accounting and reserves, as well as the calculation of RBC and the regulatory RBC requirements. At December 31, 2025, our insurance subsidiaries had a preliminary combined statutory TAC of approximately $5.3 billion, resulting in a preliminary Combined RBC Ratio of 456%.
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by the insurance laws and regulations of the states where they are domiciled. Any payment of dividends by Brighthouse Life Insurance Company in 2026 would be subject to Delaware DOI approval. See also Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required.
Normalized Statutory Earnings
Normalized statutory earnings (loss) is used by management to measure our insurance subsidiaries’ ability to pay future distributions and incorporates the effectiveness of our hedging program as well as other factors related to our business. Normalized statutory earnings (loss) is calculated as statutory pre-tax net gain (loss) from operations adjusted for the favorable or unfavorable impacts of (i) net realized capital gains (losses) before capital gains tax (excluding gains (losses) and taxes transferred to the interest maintenance reserve), (ii) the change in total asset requirement at CTE98, net of the change in our variable annuity reserves, which are calculated at CTE70, and (iii) pre-tax unrealized gains (losses) associated with our variable annuities and Shield hedges, net of reinsurance, and other equity risk management strategies. See “Glossary” for the definition of CTE. Normalized statutory earnings (loss) may be further adjusted for certain unanticipated items that impact our results in order to help management and investors better understand, evaluate and forecast those results.
The following table presents the components of combined normalized statutory earnings for Brighthouse Life Insurance Company and NELICO:

	Years Ended December 31,
	2025	2024
	(In billions)
Statutory net gain (loss) from operations, pre-tax	$(1.1)	$(1.2)
Add: net realized capital gains (losses)	(1.2)	0.5
Add: change in total asset requirement at CTE98, net of the change in variable annuity reserves	1.6	(1.3)
Add: unrealized gains (losses) on variable annuity & Shield hedges, net of reinsurance, and other equity risk management strategies	2.0	(0.1)
Add: impact of actuarial items and other adjustments	(0.3)	0.8
Normalized statutory earnings (loss)	$1.0	$(1.3)
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

The primary uses of liquidity of BHF include debt-service obligations (including interest expense and debt repayments), preferred stock dividends, capital contributions to subsidiaries and payment of general operating expenses. Based on our analysis and comparison of our current and future cash inflows from the dividends we receive from subsidiaries that are permitted to be paid without prior insurance regulatory approval, our investment portfolio and other cash flows and anticipated access to the capital markets, we believe there will be sufficient liquidity and capital to enable BHF to make payments on debt, pay preferred stock dividends, contribute capital to its subsidiaries, pay all general operating expenses and meet its cash needs.
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2025 and 2024 reported in other liabilities, which would be accelerated upon closing of the Merger. See Note 15 of the Notes to the Consolidated Financial Statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
We have an integrated process for managing risk exposures, which is coordinated among our Risk Management, Finance and Investment Departments. The process is designed to assess and manage exposures on a consolidated, company-wide basis. The Brighthouse Financial Balance Sheet Committee (“BSC”) is responsible for periodically reviewing all material financial risks and, in the event risks exceed desired tolerances, informs the Finance and Risk Committee of the Board of Directors, considers possible courses of action and determines how best to resolve or mitigate such risks. In taking such actions, the BSC considers industry best practices and the current economic environment. The BSC also reviews and approves target investment portfolios in order to align them with our liability profile and establishes guidelines and limits for various risk-taking departments, such as the Investment Department. Our Finance Department and our Investment Department, together with Risk Management, are responsible for coordinating our ALM strategies throughout the enterprise. The voting membership of the BSC is comprised of the following members of senior management: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer and Head of Product Strategy and Underwriting.
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
Market Risk - Fair Value Exposures
We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We regularly analyze our market risk exposure. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value. See “Risk Factors” for additional disclosure regarding our market risk and related sensitivities.
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

Risk Measurement: Sensitivity Analysis
In the following discussion and analysis, we measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, equity market prices and foreign currency exchange rates using a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, or a 10% change in equity market prices or foreign currency exchange rates. We believe that these changes in market rates and prices are reasonably possible in the near-term. In performing the analysis summarized below, we used market rates as of December 31, 2025. We modeled the impact of changes in market rates and prices on the estimated fair values of our market sensitive assets and liabilities as follows:
•the estimated fair value of our interest rate sensitive exposures resulting from a 100 basis point change (increase or decrease) in interest rates;
•the estimated fair value of our equity positions due to a 10% change (increase or decrease) in equity market prices; and
•the U.S. dollar equivalent of estimated fair values of our foreign currency exposures due to a 10% change (increase or decrease) in foreign currency exchange rates.
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

The potential loss in the estimated fair value of our interest rate sensitive financial instruments due to a 100 basis point increase in the yield curve by type of asset and liability was as follows at:

	December 31, 2025
	Notional Amount	Estimated Fair Value (1)	100 Basis Point Increase in the Yield Curve
	(In millions)
Financial assets with interest rate risk
Fixed maturity securities		$82,014	$(4,619)
Mortgage loans		$21,732	(825)
Policy loans		$1,551	(132)
Premiums, reinsurance and other receivables		$8,197	(91)
Reinsurance of index-linked annuities and market risk benefits		$87	(20)
Increase (decrease) in estimated fair value of assets			(5,687)

Financial liabilities with interest rate risk (2)
Policyholder account balances		$28,728	173
Long-term debt		$2,633	174
Other liabilities		$1,291	(6)
Embedded derivatives on index-linked annuities (3)		$12,406	108
(Increase) decrease in estimated fair value of liabilities			449

Market risk benefits associated with variable annuities		$7,001	(1,803)

Derivative instruments with interest rate risk
Interest rate contracts	$83,364	$(1,785)	(2,260)
Foreign currency contracts	$4,783	$262	(20)
Equity contracts	$216,118	$3,057	802
Increase (decrease) in estimated fair value of derivative instruments			(1,478)
Net change			$(4,913)
_______________
(1)Separate account assets and liabilities, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contract holder.
(2)Excludes $35.9 billion of liabilities at carrying value pursuant to insurance contracts reported within future policy benefits and other policy-related balances on the consolidated balance sheet at December 31, 2025. Management believes that the changes in the economic value of those contracts under changing interest rates would offset a significant portion of the fair value changes of interest rate sensitive assets.
(3)Embedded derivatives on index-linked annuities are recognized on the consolidated balance sheet in Policyholder account balances.
Sensitivity Summary
Sensitivity to a 100 basis point rise in interest rates increased by $474 million, or 11% to $4.9 billion at December 31, 2025 from $4.4 billion at December 31, 2024, primarily as a result of an increase in derivatives used to mitigate interest rate exposures from our policyholder liabilities.
Sensitivity to a 10% decrease in equity prices increased by $403 million, or 125% to $725 million at December 31, 2025 from $322 million at December 31, 2024, primarily due to differences between the fair value methodologies of our equity-sensitive liabilities compared to the methodologies used to value the related derivative instruments.
As discussed above, we economically hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Brighthouse Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
February 24, 2026

We have served as the Company’s auditor since 2016.

Brighthouse Financial, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024

(In millions, except share and per share data)

	2025	2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,046 and $87,603, respectively; allowance for credit losses of $64 and $81, respectively)	$82,014	$80,055
Trading securities, at estimated fair value	506	—
Equity securities, at estimated fair value	79	77
Mortgage loans (net of allowance for credit losses of $200 and $178, respectively)	22,755	23,286
Policy loans	1,450	2,024
Limited partnerships and limited liability companies	4,696	4,827
Short-term investments, principally at estimated fair value	1,197	1,868
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	7,932	5,250
Total investments	120,629	117,387
Cash and cash equivalents	5,387	5,045
Accrued investment income	1,260	1,277
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	21,579	21,126
Deferred policy acquisition costs and value of business acquired	4,567	4,710
Current income tax recoverable	16	19
Deferred income tax asset	1,442	1,875
Market risk benefit assets	1,060	1,092
Other assets	332	370
Separate account assets	85,528	85,636
Total assets	$241,800	$238,537
Liabilities and Equity
Liabilities
Future policy benefits	$32,025	$31,475
Policyholder account balances	87,952	87,989
Market risk benefit liabilities	8,063	8,329
Other policy-related balances	3,893	3,878
Payables for collateral under securities loaned and other transactions	4,705	3,891
Long-term debt	3,155	3,155
Other liabilities	9,646	9,160
Separate account liabilities	85,528	85,636
Total liabilities	234,967	233,513
Contingencies, Commitments and Guarantees (Note 17)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,081,967 and 123,480,326 shares issued, respectively; 57,171,217 and 58,629,049 shares outstanding, respectively	1	1
Additional paid-in capital	13,870	13,927
Retained earnings (deficit)	(686)	(1,119)
Treasury stock, at cost; 66,910,750 and 64,851,277 shares, respectively	(2,688)	(2,572)
Accumulated other comprehensive income (loss)	(3,729)	(5,278)
Total Brighthouse Financial, Inc.’s stockholders’ equity	6,768	4,959
Noncontrolling interests	65	65
Total equity	6,833	5,024
Total liabilities and equity	$241,800	$238,537
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023

(In millions, except per share data)

	2025	2024	2023
Revenues
Premiums	$695	$770	$828
Universal life and investment-type product policy fees	2,161	2,116	2,295
Net investment income	5,244	5,222	4,664
Other revenues	555	579	483
Net investment gains (losses)	(97)	(295)	(246)
Net derivative gains (losses)	(1,792)	(3,668)	(3,907)
Total revenues	6,766	4,724	4,117
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of ($273), ($978), ($234), respectively)	1,805	2,294	2,676
Interest credited to policyholder account balances	2,188	2,136	1,825
Amortization of deferred policy acquisition costs and value of business acquired	609	599	620
Change in market risk benefits	(268)	(2,673)	(1,507)
Other expenses	1,958	1,946	1,977
Total expenses	6,292	4,302	5,591
Income (loss) before provision for income tax	474	422	(1,474)
Provision for income tax expense (benefit)	36	29	(367)
Net income (loss)	438	393	(1,107)
Less: Net income (loss) attributable to noncontrolling interests	5	5	5
Net income (loss) attributable to Brighthouse Financial, Inc.	433	388	(1,112)
Less: Preferred stock dividends	102	102	102
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$331	$286	$(1,214)

Earnings per common share
Basic	$5.75	$4.67	$(18.39)
Diluted	$5.71	$4.64	$(18.39)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2025, 2024 and 2023

(In millions)

	2025	2024	2023
Net income (loss)	$438	$393	$(1,107)
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	2,050	(1,037)	2,375
Unrealized gains (losses) on derivatives	(245)	118	(287)
Changes in instrument-specific credit risk on market risk benefits	440	352	(636)
Changes in discount rates on the liability for future policy benefits	(331)	543	(380)
Foreign currency translation adjustments	43	(19)	18
Defined benefit plans adjustment	3	3	(2)
Other comprehensive income (loss), before income tax	1,960	(40)	1,088
Income tax (expense) benefit related to items of other comprehensive income (loss)	(411)	8	(228)
Other comprehensive income (loss), net of income tax	1,549	(32)	860
Comprehensive income (loss)	1,987	361	(247)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	5	5	5
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,982	$356	$(252)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Equity
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$1	$14,075	$(395)	$(2,042)	$(6,106)	$5,533	$65	$5,598
Treasury stock acquired in connection with share repurchases					(250)		(250)		(250)
Share-based compensation		—	31		(17)		14		14
Dividends on preferred stock			(102)				(102)		(102)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				(1,112)			(1,112)	5	(1,107)
Other comprehensive income (loss), net of income tax						860	860		860
Balance at December 31, 2023	—	1	14,004	(1,507)	(2,309)	(5,246)	4,943	65	5,008
Treasury stock acquired in connection with share repurchases					(250)		(250)		(250)
Share-based compensation		—	25		(13)		12		12
Dividends on preferred stock			(102)				(102)		(102)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				388			388	5	393
Other comprehensive income (loss), net of income tax						(32)	(32)		(32)
Balance at December 31, 2024	—	1	13,927	(1,119)	(2,572)	(5,278)	4,959	65	5,024
Treasury stock acquired in connection with share repurchases					(102)		(102)		(102)
Share-based compensation		—	45		(14)		31		31
Dividends on preferred stock			(102)				(102)		(102)
Change in noncontrolling interests							—	(5)	(5)
Net income (loss)				433			433	5	438
Other comprehensive income (loss), net of income tax						1,549	1,549		1,549
Balance at December 31, 2025	$—	$1	$13,870	$(686)	$(2,688)	$(3,729)	$6,768	$65	$6,833
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$438	$393	$(1,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and accretion of discounts associated with investments, net	(320)	(330)	(282)
(Gains) losses on investments, net	51	264	232
(Gains) losses on derivatives, net	(1,357)	1,436	2,620
(Income) loss from equity method investments, net of dividends and distributions	(24)	41	83
Interest credited to policyholder account balances	2,188	2,136	1,825
Universal life and investment-type product policy fees	(2,161)	(2,116)	(2,295)
Change in market risk benefits, net	209	(2,073)	(875)
Change in accrued investment income	142	(113)	(215)
Change in premiums, reinsurance and other receivables	(400)	(1,451)	(1,280)
Change in deferred policy acquisition costs and value of business acquired, net	143	162	211
Change in income tax	33	30	(371)
Change in other assets	1,143	1,180	1,132
Change in future policy benefits and other policy-related balances	(295)	(281)	51
Change in other liabilities	420	402	95
Other, net	49	30	39
Net cash provided by (used in) operating activities	259	(290)	(137)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	12,722	11,721	6,028
Trading securities	44	—	—
Equity securities	39	46	33
Mortgage loans	2,544	1,523	1,232
Limited partnerships and limited liability companies	570	337	205
Purchases of:
Fixed maturity securities	(12,355)	(11,998)	(8,866)
Trading securities	(199)	—	—
Equity securities	(21)	(7)	(14)
Mortgage loans	(2,163)	(2,377)	(813)
Limited partnerships and limited liability companies	(278)	(299)	(453)
Cash received in connection with freestanding derivatives	16,810	12,468	5,079
Cash paid in connection with freestanding derivatives	(18,263)	(11,865)	(5,428)
Net change in policy loans	574	(692)	(49)
Net change in short-term investments	712	(675)	(38)
Net change in other invested assets	15	(372)	(112)
Other, net	—	(4)	—
Net cash provided by (used in) investing activities	$751	$(2,194)	$(3,196)
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from financing activities
Policyholder account balances:
Deposits	$20,187	$30,410	$21,989
Withdrawals	(21,003)	(26,378)	(17,747)
Net change in payables for collateral under securities loaned and other transactions	814	221	(890)
Long-term debt repaid	(2)	(2)	(2)
Dividends on preferred stock	(102)	(102)	(102)
Treasury stock acquired in connection with share repurchases	(102)	(250)	(250)
Financing element on certain derivative instruments and other derivative related transactions, net	(443)	(204)	90
Other, net	(17)	(17)	(19)
Net cash provided by (used in) financing activities	(668)	3,678	3,069
Change in cash, cash equivalents and restricted cash	342	1,194	(264)
Cash, cash equivalents and restricted cash, beginning of year	5,045	3,851	4,115
Cash, cash equivalents and restricted cash, end of year	$5,387	$5,045	$3,851
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$151	$151	$151
Income tax	$12	$13	$7
Non-cash transactions:
Transfer of mortgage loans to affiliates	$43	$—	$—
Transfer of limited partnerships and limited liability companies from affiliates	$43	$—	$—
See accompanying notes to the consolidated financial statements.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Brighthouse Financial, Inc. (“BHF” and, together with its subsidiaries, “Brighthouse Financial” or the “Company”) is one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. The Company is organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other.
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Aquarian Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aquarian Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, with BHF surviving as a wholly-owned subsidiary of Aquarian Parent (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share, net in cash, without interest and less any amounts that are required to be deducted or withheld under applicable law (the “Merger Consideration”).
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
The measurement of fair value includes an adjustment for the risk that the Company fails to satisfy its obligations, which is referred to as nonperformance risk, as well as risk margin to capture the non-capital markets risks of the instrument, which represents the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. MRBs are measured at estimated fair value, with changes reported in change in MRBs, except for the change due to nonperformance risk, which is reported in OCI.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deposits related to universal life insurance, deferred annuity contracts and investment contracts are credited to policyholder account balances. Revenues from such contracts consist of asset-based investment management fees, cost of insurance (“COI”) charges, risk charges, policy administration fees and surrender charges. These fees, which are included in universal life and investment-type product policy fees, are recognized when assessed to the contract holder, except for non-level insurance charges which are deferred by the establishment of an unearned revenue liability and amortized over the expected life of the contracts.
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
Fixed Maturity Securities Available-For-Sale
Fixed maturity securities classified as available-for-sale are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. Publicly-traded security transactions are recorded on a trade date basis, while privately-placed and bank loan security transactions are recorded on a settlement date basis. Investment gains and losses on sales are determined on a specific identification basis.
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
Trading Securities
Fixed maturity securities classified as trading securities are reported at their estimated fair value. The recognition and measurement of trading securities and related interest income is consistent with the accounting for fixed maturity securities available-for-sale. Realized and unrealized investment gains (losses) are recorded in net investment income.
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
For the years ended December 31, 2025, 2024 and 2023, cash proceeds from sales, maturities and repayments of short-term investments were $3.6 billion, $3.3 billion and $4.2 billion, respectively. For the years ended December 31, 2025, 2024 and 2023, cash payments on purchases of short-term investments were $2.9 billion, $4.0 billion and $4.2 billion, respectively.
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
Income Tax
The Company’s income tax provision was prepared following the modified separate return method. The modified separate return method applies the Accounting Standards Codification 740 — Income Taxes (“ASC 740”) to the standalone financial statements of each member of the consolidated group as if the member were a separate taxpayer and a standalone enterprise, after providing benefits for losses. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions. Current and deferred income taxes included herein and attributable to periods up until the Company’s separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”) (“Separation”) have been allocated to the Company in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740.
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2025.
In December 2023, the FASB issued new guidance on Income Tax Disclosures (ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures). This ASU updates the required income tax disclosures to include disclosure of income taxes paid disaggregated by jurisdiction and greater disaggregation of information in the required rate reconciliation. The Company adopted this guidance during fiscal year 2025 on a retrospective basis.
Future Adoption of New Accounting Pronouncements
In November 2025, the FASB issued new guidance on financial instrument credit losses (ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans). Under current GAAP, an allowance for credit losses for assets purchased with credit deterioration is established by grossing up the amortized cost basis of the asset, while the allowance for all other loans is recognized separately as an expense. The ASU expands the population of purchased financial instruments subject to the gross-up approach for determining the allowance for credit losses to include all purchased loans that meet certain criteria. The ASU is effective for annual and interim periods starting with fiscal year 2027. This ASU is required to be adopted prospectively for all loans acquired on or after the effective date. The Company is currently evaluating the impact of this guidance on its financial statements.
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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital, with excess capital determined based on statutory risk-based capital (“RBC”) metrics. Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in the Corporate & Other segment. Segment net investment income reflects the performance of each segment’s respective invested assets.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
The tables below provide information about the Company’s segments, including significant segment expenses, and reconciliations to Net income (loss) available to common shareholders.

	Year Ended December 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$3,638	$1,149	$1,274	$705	$6,766
Less: Revenues excluded from adjusted earnings (1)	(1,707)	(20)	(258)	96
Less: Segment expenses:
Policyholder benefits and claims	456	724	625	—
Interest credited to policyholder account balances, excluding market value adjustments	1,421	115	235	409
Amortization of DAC and VOBA	522	87	—	—
Interest expense on debt	—	—	—	152
Other expenses (2)	1,397	198	128	83
Less: Provision for income tax expense (benefit)	295	4	108	(28)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	5
Less: Preferred stock dividends	—	—	—	102
Adjusted earnings (loss)	$1,254	$41	$436	$(114)	1,617

Adjustments for:
Net investment gains (losses)					(97)
Investment gains (losses) on trading securities					—
Net derivative gains (losses), excluding investment hedge adjustments of $0					(1,792)
Change in market risk benefits					268
Market value adjustments					(8)
Provision for income tax (expense) benefit					343
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$331

Interest revenue	$3,056	$432	$1,152	$604

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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
2. Segment Information (continued)
Total assets by segment were as follows at:

	December 31,
	2025	2024
	(In millions)
Annuities	$166,867	$163,830
Life	27,494	26,261
Run-off	25,455	24,873
Corporate & Other	21,984	23,573
Total	$241,800	$238,537
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Annuity products	$2,291	$2,426	$2,319
Life insurance products	1,102	1,018	1,280
Other products	18	21	7
Total	$3,411	$3,465	$3,606
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2025, 2024 and 2023.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)

3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding LFPBs for non-participating traditional and limited-payment contracts was as follows:

	Years Ended December 31,
	2025			2024			2023
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of year	$2,808	$—	$—	$2,974	$—	$—	$2,871	$—	$—
Beginning balance at original discount rate	3,161	—	—	3,234	—	—	3,212	—	—
Effect of model refinements	3	—	—	4	—	—	—	—	—
Effect of changes in cash flow assumptions	(116)	—	—	128	—	—	215	—	—
Effect of actual variances from expected experience	(53)	—	—	7	—	—	(14)	—	—
Adjusted beginning of year balance	2,995	—	—	3,373	—	—	3,413	—	—
Issuances	14	—	—	67	—	—	93	—	—
Interest accrual	104	—	—	113	—	—	112	—	—
Net premiums collected	(366)	—	—	(392)	—	—	(384)	—	—
Ending balance at original discount rate	2,747	—	—	3,161	—	—	3,234	—	—
Effect of changes in discount rate assumptions	(243)	—	—	(353)	—	—	(260)	—	—
Balance, end of year	$2,504	$—	$—	$2,808	$—	$—	$2,974	$—	$—
Present value of expected future policy benefits:
Balance, beginning of year	$5,325	$3,763	$6,118	$5,507	$3,754	$6,697	$5,279	$3,512	$6,793
Beginning balance at original discount rate	5,989	4,161	6,876	6,023	4,031	7,085	5,922	3,897	7,410
Effect of model refinements	2	—	4	10	—	—	—	—	—
Effect of changes in cash flow assumptions	(130)	18	22	208	(23)	82	309	—	—
Effect of actual variances from expected experience	(77)	(38)	(29)	(9)	—	(10)	(15)	(34)	(47)
Adjusted beginning of year balance	5,784	4,141	6,873	6,232	4,008	7,157	6,216	3,863	7,363
Issuances	14	387	—	72	403	—	99	374	—
Interest accrual	209	157	293	219	150	305	217	140	314
Benefit payments	(494)	(413)	(531)	(534)	(400)	(586)	(509)	(346)	(592)
Ending balance at original discount rate	5,513	4,272	6,635	5,989	4,161	6,876	6,023	4,031	7,085
Effect of changes in discount rate assumptions	(460)	(287)	(626)	(664)	(398)	(758)	(516)	(277)	(388)
Balance, end of year	$5,053	$3,985	$6,009	$5,325	$3,763	$6,118	$5,507	$3,754	$6,697
Net liability for future policy benefits, end of year	$2,549	$3,985	$6,009	$2,517	$3,763	$6,118	$2,533	$3,754	$6,697
Less: Reinsurance recoverable, end of year	26	32	56	29	31	59	42	31	65
Net liability for future policy benefits, after reinsurance recoverable	$2,523	$3,953	$5,953	$2,488	$3,732	$6,059	$2,491	$3,723	$6,632
Weighted-average duration of liability	7.1 years	7.7 years	11.5 years	7.6 years	7.9 years	11.6 years	8.7 years	8.2 years	11.6 years
Weighted-average interest accretion rate	3.92%	4.13%	4.47%	3.94%	4.03%	4.46%	3.94%	3.97%	4.46%
Current discount rate	5.01%	5.13%	5.47%	5.42%	5.47%	5.64%	4.94%	4.95%	5.03%
Gross premiums or assessments recognized during period	$528	$511	$—	$575	$499	$—	$611	$488	$—
Expected future gross premiums, undiscounted	$5,121	$—	$—	$5,909	$—	$—	$6,172	$—	$—
Expected future gross premiums, discounted	$3,826	$—	$—	$4,352	$—	$—	$4,642	$—	$—
Expected future benefit payments, undiscounted	$7,395	$6,013	$12,820	$8,164	$5,863	$13,336	$8,332	$5,710	$13,767
Expected future benefit payments, discounted	$5,513	$4,272	$6,635	$5,989	$4,161	$6,876	$6,023	$4,031	$7,085

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
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance, beginning of year	$8,986	$7,607	$6,935
Beginning balance before the effect of unrealized gains and losses	9,277	7,784	7,175
Effect of changes in cash flow assumptions	480	895	52
Effect of actual variances from expected experience	133	167	145
Adjusted beginning of year balance	9,890	8,846	7,372
Interest accrual	469	406	357
Net assessments collected	480	446	414
Benefit payments	(541)	(421)	(359)
Ending balance before the effect of unrealized gains and losses	10,298	9,277	7,784
Effect of unrealized gains and losses	(221)	(291)	(177)
Balance, end of year	10,077	8,986	7,607
Less: Reinsurance recoverable, end of year	1,801	1,535	1,438
Net additional liability, after reinsurance recoverable	$8,276	$7,451	$6,169
Weighted-average duration of liability	6.6 years	6.6 years	6.7 years
Weighted-average interest accretion rate	4.95%	4.94%	4.92%
Gross assessments recognized during period	$1,076	$1,083	$1,064
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which is driven by the Company’s assumption for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2025 and 2024 AARs, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In 2025, the Company also increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,620	$21,384
Long-term care insurance (1)	5,203	5,190
ULSG liabilities, including liability for profits followed by losses (2)	57	875
Participating whole life insurance (3)	3,295	3,217
Deferred profit liabilities	457	431
Other	393	378
Total liability for future policy benefits	$32,025	$31,475
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Notes 2 and 7.
(2)The effect of changes in assumptions for ULSG liabilities, including the liability for profits followed by losses was ($1.2) billion for the year ended December 31, 2025.
(3)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both December 31, 2025 and 2024, and 38% and 39% of gross traditional life insurance premiums for the years ended December 31, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Year Ended December 31, 2025
Balance, beginning of year	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	261	50	8,396	1,225	604	—
Surrenders and withdrawals	(100)	(605)	(7,861)	(2,835)	(29)	—
Benefit payments	(62)	(94)	(365)	(365)	(87)	(10)
Net transfers from (to) separate account	45	131	—	—	—	(524)
Interest credited	109	107	756	562	154	21
Policy charges	(218)	(19)	(39)	—	(960)	(7)
Changes related to embedded derivatives	2	—	3,102	—	—	—
Balance, end of year	$2,627	$3,403	$52,594	$13,252	$4,461	$646
Weighted-average crediting rate (2)	4.18%	2.95%	1.93%	3.97%	3.33%	2.78%
Year Ended December 31, 2024
Balance, beginning of year	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Premiums and deposits	248	73	8,228	1,127	645	—
Surrenders and withdrawals	(95)	(670)	(5,532)	(1,356)	(23)	—
Benefit payments	(41)	(98)	(324)	(345)	(70)	(9)
Net transfers from (to) separate account	51	127	—	—	—	500
Interest credited	92	114	673	567	163	29
Policy charges	(215)	(20)	(23)	—	(988)	(7)
Changes related to embedded derivatives	—	—	3,956	—	—	—
Balance, end of year	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Weighted-average crediting rate (2)	3.58%	2.81%	1.79%	3.84%	3.32%	3.63%
Year Ended December 31, 2023
Balance, beginning of year	$2,658	$4,908	$33,897	$14,274	$5,307	$641
Premiums and deposits	230	76	7,183	2,694	660	—
Surrenders and withdrawals	(163)	(693)	(3,732)	(2,405)	(23)	—
Benefit payments	(67)	(111)	(240)	(377)	(85)	(8)
Net transfers from (to) separate account	46	18	—	—	—	1
Interest credited	66	133	445	486	208	28
Policy charges	(220)	(24)	(11)	—	(1,015)	(9)
Changes related to embedded derivatives	—	—	4,085	—	—	—
Balance, end of year	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Weighted-average crediting rate (2)	2.56%	2.90%	1.47%	3.31%	4.02%	4.33%
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$76,983	$75,638
Funding agreements classified as investment contracts	9,502	11,002
Institutional group annuities	569	370
Other investment contract liabilities	898	979
Total policyholder account balances	$87,952	$87,989

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
December 31, 2025
Annuities (1):
Less than 2.00%	$394	$126	$188	$8,134	$8,842
2.00% to 3.99%	6,283	498	517	327	7,625
Greater than 3.99%	740	—	—	—	740
Total	$7,417	$624	$705	$8,461	$17,207
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	529	43	112	684
Greater than 3.99%	1,469	—	—	—	1,469
Total	$1,469	$529	$43	$525	$2,566
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
December 31, 2024
Annuities (1):
Less than 2.00%	$562	$126	$240	$8,769	$9,697
2.00% to 3.99%	7,160	462	492	385	8,499
Greater than 3.99%	783	—	—	—	783
Total	$8,505	$588	$732	$9,154	$18,979
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$317	$317
2.00% to 3.99%	—	522	48	131	701
Greater than 3.99%	1,530	—	—	—	1,530
Total	$1,530	$522	$48	$448	$2,548
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	1,052	1,386	1,602	238	4,278
Greater than 3.99%	484	—	—	—	484
Total	$1,536	$1,386	$1,602	$238	$4,762
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
3. Insurance Liabilities (continued)
Obligations Under Funding Agreements
Institutional Spread Margin Business
Brighthouse Life Insurance Company has issued unsecured fixed and floating rate funding agreements to certain special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. The Company had obligations outstanding under these funding agreements of $4.3 billion and $5.5 billion at December 31, 2025 and 2024, respectively.
Brighthouse Life Insurance Company established a secured funding agreement-backed repurchase agreement program in January 2024. Brighthouse Life Insurance Company may enter into repurchase agreements with bank counterparties and the proceeds of the repurchase agreements are then used by a special purpose entity to purchase funding agreements from Brighthouse Life Insurance Company. The Company had obligations under this program of $500 million at both December 31, 2025 and 2024.
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Home Loan Bank (“FHLB”) of Atlanta and the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”). Funding agreements are issued to FHLB and Farmer Mac in exchange for cash, for which these programs have been granted liens on certain assets, some of which are in their custody to collateralize the Company’s obligations under the funding agreements. Upon any event of default by the Company, the program recovery on the collateral is limited to the amount of the Company’s liabilities to FHLB and Farmer Mac, respectively. The Company had obligations outstanding under these programs of $4.7 billion and $5.0 billion at December 31, 2025 and 2024, respectively.
See Note 8 for information on invested assets pledged as collateral in connection with funding agreements.
4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance, beginning of year	$7,233	$9,701	$9,974
Balance, beginning of year, before effect of changes in nonperformance risk	5,219	7,326	8,230
Decrements	(197)	(178)	(176)
Effect of changes in future expected assumptions	613	(53)	259
Effect of actual different from expected experience	154	140	187
Effect of changes in interest rates	194	(1,940)	(428)
Effect of changes in fund returns	(1,736)	(973)	(2,203)
Effect of changes in equity index volatility	38	75	(106)
Issuances	(4)	(4)	(7)
Effect of changes in risk margin	(69)	(72)	(34)
Aging of the block and other	1,201	898	1,604
Balance, end of year, before effect of changes in nonperformance risk	5,413	5,219	7,326
Effect of changes in nonperformance risk	1,588	2,014	2,375
Balance, end of year	7,001	7,233	9,701
Less: Reinsurance recoverable, end of year	8	17	43
Balance, end of year, net of reinsurance (1)	$6,993	$7,216	$9,658
Weighted-average attained age of contract holder	74.6 years	73.8 years	72.9 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at December 31, 2025, 2024 and 2023, with the exception of $10 million, $21 million and $9 million, respectively, of index-linked annuity MRBs not included in this table.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
4. Market Risk Benefits (continued)
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2025 and 2024 AARs, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Years Ended December 31,
	2025			2024			2023
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of year	$77,151	$6,419	$1,808	$79,990	$5,921	$2,162	$77,653	$5,218	$1,932
Premiums and deposits	978	144	—	834	152	—	766	162	—
Surrenders and withdrawals	(8,263)	(241)	(32)	(8,291)	(217)	(29)	(6,346)	(180)	(19)
Benefit payments	(1,703)	(95)	(35)	(1,555)	(69)	(22)	(1,434)	(68)	(28)
Investment performance	9,967	884	246	8,494	897	254	11,549	1,041	328
Policy charges	(2,055)	(206)	(63)	(2,168)	(214)	(53)	(2,160)	(206)	(49)
Net transfers from (to) general account	(131)	(45)	524	(127)	(51)	(500)	(18)	(46)	(1)
Other	(26)	—	9	(26)	—	(4)	(20)	—	(1)
Balance, end of year	$75,918	$6,860	$2,457	$77,151	$6,419	$1,808	$79,990	$5,921	$2,162
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	December 31,
	2025	2024
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$85,235	$85,378
Variable income annuities	267	235
Pension risk transfer annuities	26	23
Total separate account liabilities	$85,528	$85,636
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	December 31,
	2025	2024
	(In millions)
Equity securities	$85,314	$85,423
Fixed maturity securities	211	207
Cash and cash equivalents	—	2
Other assets	3	4
Total aggregate estimated fair value of assets	$85,528	$85,636

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
December 31, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,627	$3,403	$52,594	$13,252	$4,461	$646
Separate account liabilities	6,860	75,918	—	—	—	2,457
Total account balances	$9,487	$79,321	$52,594	$13,252	$4,461	$3,103
Net amount at risk	$31,400	$11,915	N/A	N/A	$61,647	$2,611
Cash surrender value	$8,899	$78,985	$52,999	$13,275	$4,074	$2,901
December 31, 2024
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Separate account liabilities	6,419	77,151	—	—	—	1,808
Total account balances	$9,009	$80,984	$48,605	$14,665	$4,779	$2,974
Net amount at risk	$33,227	$12,817	N/A	N/A	$63,580	$2,657
Cash surrender value	$8,425	$80,592	$47,013	$14,361	$4,316	$2,142
December 31, 2023
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,550	$4,307	$41,627	$14,672	$5,052	$653
Separate account liabilities	5,921	79,990	—	—	—	2,162
Total account balances	$8,471	$84,297	$41,627	$14,672	$5,052	$2,815
Net amount at risk	$35,583	$13,240	N/A	N/A	$65,299	$2,659
Cash surrender value	$7,881	$83,852	$39,270	$14,068	$4,498	$2,593
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
Information regarding DAC and VOBA was as follows:

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
DAC:
Balance at January 1, 2023	$2,508	$107	$1,213	$405	$392
Capitalization	36	14	343	2	13
Amortization	(243)	(11)	(225)	(53)	(45)
Balance at December 31, 2023	2,301	110	1,331	354	360
Capitalization	39	8	373	4	13
Amortization	(224)	(3)	(242)	(48)	(41)
Balance at December 31, 2024	2,116	115	1,462	310	332
Capitalization	46	7	394	(2)	21
Amortization	(213)	(2)	(275)	(43)	(38)
Balance at December 31, 2025	$1,949	$120	$1,581	$265	$315
VOBA:
Balance at January 1, 2023	$341	$65	$—	$5	$48
Amortization	(32)	(5)	—	(1)	(5)
Balance at December 31, 2023	309	60	—	4	43
Amortization	(30)	(5)	—	(1)	(5)
Balance at December 31, 2024	279	55	—	3	38
Amortization	(28)	(4)	—	—	(6)
Balance at December 31, 2025	$251	$51	$—	$3	$32
Total DAC and VOBA:
Balance at December 31, 2025	$2,200	$171	$1,581	$268	$347
Balance at December 31, 2024	$2,395	$170	$1,462	$313	$370
Balance at December 31, 2023	$2,610	$170	$1,331	$358	$403

Deferred Sales Inducements
Information regarding DSI, included in other assets, was as follows:

	December 31,
	2025		2024		2023
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of year	$198	$6	$220	$8	$245	$9
Capitalization	—	—	1	—	1	—
Amortization	(21)	(1)	(23)	(2)	(26)	(1)
Balance, end of year	$177	$5	$198	$6	$220	$8

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	December 31,
	2025			2024			2023
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of year	$357	$715	$60	$356	$612	$67	$357	$488	$74
Capitalization	38	154	—	37	166	—	38	174	—
Amortization	(35)	(76)	(6)	(36)	(63)	(7)	(39)	(50)	(7)
Balance, end of year	$360	$793	$54	$357	$715	$60	$356	$612	$67
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
Corporate & Other
The Company reinsures, through 100% quota share reinsurance agreements, certain run-off long-term care and workers’ compensation business written by the Company. At December 31, 2025, the Company had $5.5 billion of reinsurance recoverables associated with its reinsured long-term care business. The reinsurer has established trust accounts for the Company’s benefit to secure their obligations under the reinsurance agreements. Additionally, the Company is indemnified for losses and certain other payment obligations it might incur with respect to such reinsured long-term care insurance business.

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
The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at both December 31, 2025 and 2024 were not significant. The Company had $6.5 billion and $6.2 billion of unsecured reinsurance recoverable balances with third-party reinsurers at December 31, 2025 and 2024, respectively.
The Company records an allowance for credit losses which is a valuation account that reduces reinsurance recoverable balances to present the net amount expected to be collected from reinsurers. When assessing the creditworthiness of the Company’s reinsurance recoverable balances, beyond the analysis of individual claims disputes, the Company considers the financial strength of its reinsurers using public ratings and ratings reports, current existing credit enhancements to reinsurance agreements and the statutory and GAAP financial statements of the reinsurers. Impairments are then determined based on probable and estimable defaults. The Company had an allowance for credit losses of $3 million on its reinsurance recoverable balances at both December 31, 2025 and 2024.
At December 31, 2025, the Company had $19.7 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $16.5 billion, or 84%, were with the Company’s five largest ceded reinsurers, including $3.9 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2024, the Company had $19.8 billion of net ceded reinsurance recoverables with third-party reinsurers. Of this total, $17.0 billion, or 86%, were with the Company’s five largest ceded reinsurers, including $4.4 billion of net ceded reinsurance recoverables which were unsecured.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Premiums
Direct premiums	$1,264	$1,395	$1,499
Reinsurance assumed	9	12	14
Reinsurance ceded	(578)	(637)	(685)
Net premiums	$695	$770	$828
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$2,879	$2,976	$2,941
Reinsurance assumed	52	53	49
Reinsurance ceded	(770)	(913)	(695)
Net universal life and investment-type product policy fees	$2,161	$2,116	$2,295
Other revenues
Direct other revenues	$266	$286	$269
Reinsurance assumed	15	7	2
Reinsurance ceded	274	286	212
Net other revenues	$555	$579	$483
Policyholder benefits and claims
Direct policyholder benefits and claims	$3,730	$3,959	$3,946
Reinsurance assumed	106	80	84
Reinsurance ceded	(2,031)	(1,745)	(1,354)
Net policyholder benefits and claims	$1,805	$2,294	$2,676
Change in market risk benefits
Direct change in market risk benefits	$(278)	$(2,713)	$(1,537)
Reinsurance assumed	(3)	7	(1)
Reinsurance ceded	13	33	31
Net change in market risk benefits	$(268)	$(2,673)	$(1,507)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2025				2024
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (net of allowance for credit losses)	$473	$1	$21,105	$21,579	$507	$3	$20,616	$21,126
Market risk benefit assets	$1,052	$—	$8	$1,060	$1,075	$—	$17	$1,092
Liabilities
Future policy benefits	$31,913	$112	$—	$32,025	$31,366	$109	$—	$31,475
Policyholder account balances	$84,538	$3,414	$—	$87,952	$83,846	$4,143	$—	$87,989
Market risk benefit liabilities	$8,049	$14	$—	$8,063	$8,313	$16	$—	$8,329
Other policy-related balances	$2,376	$1,517	$—	$3,893	$2,324	$1,554	$—	$3,878
Other liabilities	$7,419	$16	$2,211	$9,646	$7,422	$25	$1,713	$9,160

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
7. Reinsurance (continued)
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. The deposit assets on reinsurance were $8.0 billion and $8.5 billion at December 31, 2025 and 2024, respectively. The deposit liabilities on reinsurance were $3.2 billion and $3.8 billion at December 31, 2025 and 2024, respectively.
8. Investments
See Note 1 for a description of the Company’s accounting policies for investments and Note 10 for information about the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	December 31, 2025					December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$41,590	$27	$443	$3,097	$38,909	$40,894	$47	$215	$3,939	$37,123
Foreign corporate	12,380	31	145	997	11,497	13,284	26	53	1,481	11,830
RMBS	9,029	3	85	579	8,532	8,120	4	46	875	7,287
U.S. government and agency	7,216	—	105	610	6,711	7,408	—	40	701	6,747
ABS	6,081	—	33	55	6,059	6,354	—	33	75	6,312
CMBS	6,086	3	13	226	5,870	6,776	4	6	422	6,356
State and political subdivision	3,691	—	103	300	3,494	3,731	—	81	371	3,441
Foreign government	973	—	36	67	942	1,036	—	24	101	959
Total fixed maturity securities	$87,046	$64	$963	$5,931	$82,014	$87,603	$81	$498	$7,965	$80,055
The Company held non-income producing fixed maturity securities with an estimated fair value of $14 million and $30 million at December 31, 2025 and 2024, respectively.
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at December 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$5,104	$19,598	$13,148	$28,000	$21,196	$87,046
Estimated fair value	$5,075	$19,365	$12,779	$24,334	$20,461	$82,014
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

	December 31, 2025				December 31, 2024
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,160	$395	$19,089	$2,702	$10,764	$719	$17,660	$3,220
Foreign corporate	1,382	179	5,259	818	3,277	351	5,560	1,130
RMBS	818	49	4,361	530	1,223	81	4,647	794
U.S. government and agency	600	10	2,255	600	2,457	118	1,884	583
ABS	513	2	751	53	717	10	1,081	65
CMBS	329	2	4,291	224	1,326	90	4,402	332
State and political subdivision	255	7	1,799	293	882	64	1,447	307
Foreign government	54	5	558	62	272	30	431	71
Total fixed maturity securities	$8,111	$649	$38,363	$5,282	$20,918	$1,463	$37,112	$6,502
Total number of securities in an unrealized loss position	1,328		5,093		3,362		5,272
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $671 million and $672 million at December 31, 2025 and 2024, respectively, and is included in accrued investment income.

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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $64 million, relating to 22 securities, at December 31, 2025. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	Total
	(In millions)
Balance at December 31, 2023	$15	$—	$5	$1	$21
Allowance on securities where credit losses were not previously recorded	29	26	—	3	58
Reductions for securities sold	—	—	—	—	—
Change in allowance on securities with an allowance recorded in a previous period	3	—	(1)	—	2
Write-offs charged against allowance (1)	—	—	—	—	—
Balance at December 31, 2024	47	26	4	4	81
Allowance on securities where credit losses were not previously recorded	4	—	—	—	4
Reductions for securities sold	(4)	—	—	(1)	(5)
Change in allowance on securities with an allowance recorded in a previous period	7	5	(1)	—	11
Write-offs charged against allowance (1)	(27)	—	—	—	(27)
Balance at December 31, 2025	$27	$31	$3	$3	$64
_______________
(1)The Company recorded total write-offs of $33 million and $12 million for the years ended December 31, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2025		2024
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,323	54.2%	$13,330	57.2%
Agricultural	4,656	20.5	4,591	19.7
Residential	5,976	26.3	5,543	23.8
Total mortgage loans (1)	22,955	101.0	23,464	100.7
Allowance for credit losses	(200)	(1.0)	(178)	(0.7)
Total mortgage loans, net	$22,755	100.0%	$23,286	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $1.2 billion and $1.0 billion for the years ended December 31, 2025 and 2024, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $132 million at both December 31, 2025 and 2024.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at December 31, 2023	$69	$19	$49	$137
Current period provision	50	11	(7)	54
Charge-offs, net of recoveries	(13)	—	—	(13)
Balance at December 31, 2024	106	30	42	178
Current period provision	76	2	4	82
Charge-offs, net of recoveries	(48)	(12)	—	(60)
Balance at December 31, 2025	$134	$20	$46	$200

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
December 31, 2025
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$423	$668	$157	$483	$1,713	$2,905	$6,349
65% to 75%	262	180	—	583	651	717	2,393
76% to 80%	9	—	—	205	287	606	1,107
Greater than 80%	36	—	—	661	244	1,533	2,474
Total commercial mortgage loans	730	848	157	1,932	2,895	5,761	12,323
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	415	343	191	558	1,048	1,820	4,375
65% to 75%	43	—	17	97	100	18	275
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	3	—	3
Total agricultural mortgage loans	458	343	208	655	1,151	1,841	4,656
Residential mortgage loans
Performing	873	622	168	1,146	1,505	1,554	5,868
Nonperforming	—	—	—	45	22	41	108
Total residential mortgage loans	873	622	168	1,191	1,527	1,595	5,976
Total	$2,061	$1,813	$533	$3,778	$5,573	$9,197	$22,955

	2024	2023	2022	2021	2020	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	December 31,
	2025		2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$11,157	90.5%	$12,033	90.3%
1.00x - 1.20x	739	6.0	801	6.0
Less than 1.00x	427	3.5	496	3.7
Total	$12,323	100.0%	$13,330	100.0%
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
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2025 and 2024. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	December 31,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$12,216	$4,648	$5,865	$22,729	$13,210	$4,566	$5,423	$23,199
30-59 days past due	47	—	3	50	—	—	2	2
60-89 days past due	—	—	31	31	—	—	36	36
90-179 days past due	49	—	28	77	21	9	36	66
180+ days past due	11	8	49	68	99	16	46	161
Total	$12,323	$4,656	$5,976	$22,955	$13,330	$4,591	$5,543	$23,464

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
December 31, 2025	$220	$5	$108	$333
December 31, 2024	$120	$25	$118	$263
_______________
(1)The Company had $54 million and $3 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at December 31, 2025 and 2024, respectively.
Current period investment income on mortgage loans in nonaccrual status was $9 million and $6 million for the years ended December 31, 2025 and 2024, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three.
The Company did not have a significant amount of commercial mortgage loans modified during the year ended December 31, 2025. The Company had $386 million of commercial mortgage loans modified under a term extension which represented 2% of the carrying value of total mortgage loans at December 31, 2024. The Company did not have a significant amount of agricultural and residential mortgage loans modified during both years ended December 31, 2025 and 2024.
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
Leveraged Leases
The carrying value of leveraged leases was $60 million at both December 31, 2025 and 2024. The allowance for credit losses was less than $1 million at both December 31, 2025 and 2024. Rental receivables are generally due in periodic installments. The payment periods for leveraged leases generally range from one to seven years. For rental receivables, the primary credit quality indicator is whether the rental receivable is performing or nonperforming, which is assessed monthly. Nonperforming rental receivables are generally defined as those that are 90 days or more past due. At both December 31, 2025 and 2024, all leveraged leases were performing.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Fixed maturity securities	$(4,968)	$(7,467)	$(6,119)
Derivatives	224	469	351
Other	(9)	(12)	2
Subtotal	(4,753)	(7,010)	(5,766)
Amounts allocated from:
Future policy benefits	525	977	652
Deferred income tax benefit (expense)	888	1,267	1,074
Net unrealized investment gains (losses)	$(3,340)	$(4,766)	$(4,040)
The changes in net unrealized investment gains (losses) were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$(4,766)	$(4,040)	$(5,690)
Unrealized investment gains (losses) during the year	2,257	(1,244)	2,353
Unrealized investment gains (losses) relating to:
Future policy benefits	(452)	325	(265)
Deferred income tax benefit (expense)	(379)	193	(438)
Balance at December 31,	$(3,340)	$(4,766)	$(4,040)
Change in net unrealized investment gains (losses)	$1,426	$(726)	$1,650
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both December 31, 2025 and 2024.
Securities Lending
Elements of the securities lending program are presented below at:

	December 31,
	2025	2024
	(In millions)
Securities on loan: (1)
Amortized cost	$3,550	$3,582
Estimated fair value	$3,141	$3,127
Cash collateral received from counterparties (2)	$3,225	$3,210
Reinvestment portfolio — estimated fair value	$3,352	$3,217
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	December 31, 2025				December 31, 2024
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$417	$663	$1,777	$2,857	$490	$1,467	$886	$2,843
U.S. corporate	48	256	—	304	—	248	—	248
Foreign corporate	15	47	—	62	—	105	—	105
Foreign government	—	2	—	2	—	14	—	14
Total	$480	$968	$1,777	$3,225	$490	$1,834	$886	$3,210
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at December 31, 2025 was $466 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 50% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at December 31, 2025. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	December 31,
	2025	2024
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,574	$6,249
Invested assets held in trust (reinsurance agreements) (2)	7,327	8,274
Invested assets pledged as collateral (3)	10,794	12,471
Total invested assets on deposit, held in trust and pledged as collateral	$24,695	$26,994
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $126 million and $68 million of the assets on deposit represents restricted cash and cash equivalents at December 31, 2025 and 2024, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $331 million and $334 million of the assets held in trust balance represents restricted cash and cash equivalents at December 31, 2025 and 2024, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3) and derivative transactions (see Note 9).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $218 million and $222 million at redemption value at December 31, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Collectively Significant Equity Method Investments
The Company holds investments in limited partnerships and LLCs consisting of leveraged buy-out funds, private equity funds, joint ventures and other funds. The portion of these investments accounted for under the equity method had a carrying value of $4.7 billion at December 31, 2025. The Company’s maximum exposure to loss related to these equity method investments is the carrying value of these investments plus unfunded commitments of $1.1 billion at December 31, 2025. The Company’s investments in limited partnerships and LLCs are generally of a passive nature in that the Company does not participate in the management of the entities.
As described in Note 1, the Company generally records its share of earnings in its equity method investments using a three-month lag methodology and within net investment income. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for each of the years ended December 31, 2025, 2024 and 2023. This aggregated summarized financial data does not represent the Company’s proportionate share of the assets, liabilities or earnings of such entities.
The aggregated summarized financial data presented below reflects the latest available financial information and is as of and for the years ended December 31, 2025, 2024 and 2023. Aggregate total assets of these entities totaled $822.5 billion and $904.0 billion at December 31, 2025 and 2024, respectively. Aggregate total liabilities of these entities totaled $76.2 billion and $78.5 billion at December 31, 2025 and 2024, respectively. Aggregate net income (loss) of these entities totaled $53.1 billion, $60.1 billion and $24.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income and realized and unrealized investment gains (losses).
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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either December 31, 2025 or 2024.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	December 31,
	2025		2024
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$13,174	$13,780	$14,375	$15,474
Limited partnerships and LLCs	4,288	5,244	4,236	5,278
Total	$17,462	$19,024	$18,611	$20,752

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
Net Investment Income
The components of net investment income were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Investment income:
Fixed maturity securities	$3,706	$3,746	$3,516
Trading securities (1)	23	—	—
Equity securities	2	3	3
Mortgage loans	1,024	1,002	958
Policy loans	71	69	67
Limited partnerships and LLCs (2)	373	357	168
Cash, cash equivalents and short-term investments	271	286	225
Other	113	107	87
Total investment income	5,583	5,570	5,024
Less: Investment expenses	339	348	360
Net investment income	$5,244	$5,222	$4,664
_______________
(1)Investment gains (losses) were less than ($1) million related to trading securities still held for the year ended December 31, 2025. There were no investment gains (losses) related to trading securities still held for the years ended December 31, 2024 and 2023.
(2)Includes net investment income pertaining to other limited partnership interests of $332 million, $367 million and $187 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
8. Investments (continued)
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Fixed maturity securities	$(88)	$(245)	$(224)
Equity securities	4	(6)	5
Mortgage loans	(83)	(56)	(24)
Limited partnerships and LLCs	2	(2)	(1)
Other (1)	68	14	(2)
Total net investment gains (losses) (2)	$(97)	$(295)	$(246)
_______________
(1)In July 2025, the Company sold a subsidiary which owned certain mineral rights across the U.S. and recognized a gain of $66 million for the year ended December 31, 2025.
(2)Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the year ended December 31, 2025 and were ($3) million and ($2) million for the years ended December 31, 2024 and 2023, respectively.
Sales or Disposals of Fixed Maturity Securities
Investment gains and losses on sales of securities are determined on a specific identification basis. Proceeds from sales or disposals of fixed maturity securities and the components of fixed maturity securities net investment gains (losses) were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Proceeds	$1,665	$3,520	$2,301
Gross investment gains	$8	$20	$15
Gross investment losses	(79)	(193)	(216)
Net investment gains (losses)	$(71)	$(173)	$(201)
9. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 10 for information about the fair value hierarchy for derivatives and the related valuation methodologies.
Derivative Strategies
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize its exposure to various market risks, including interest rate, foreign currency exchange rate, credit and equity market. The Company has historically managed the risks related to its variable annuity and first generation Shield Annuity contracts on a combined basis. In the third quarter of 2025, the Company completed an initiative that established a standalone hedging program for each product allowing the Company to separately manage the risks related to these two products.
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
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		December 31,
		2025			2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$4	$500	$9	$—
Foreign currency swaps	Foreign currency exchange rate	3,774	272	84	3,823	439	25
Total qualifying hedges		4,274	272	88	4,323	448	25
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	18,366	152	253	69,303	131	444
Interest rate floors	Interest rate	8,000	1	48	8,000	1	30
Interest rate caps	Interest rate	6,100	5	16	7,850	14	14
Interest rate futures	Interest rate	—	—	—	171	—	—
Interest rate options	Interest rate	26,800	12	444	23,060	11	371
Interest rate forwards	Interest rate	23,598	127	1,317	16,352	121	1,876
Foreign currency swaps	Foreign currency exchange rate	589	75	4	685	113	—
Foreign currency forwards	Foreign currency exchange rate	420	3	—	386	12	—
Credit default swaps — written	Credit	468	11	—	780	19	—
Equity futures	Equity market	1,414	6	4	316	—	1
Equity index options	Equity market	69,495	4,530	1,362	39,897	1,722	1,041
Equity total return swaps	Equity market	145,209	1,585	1,698	106,301	1,543	1,446
Total non-designated or non-qualifying derivatives		300,459	6,507	5,146	273,101	3,687	5,223
Total		$304,733	$6,779	$5,234	$277,424	$4,135	$5,248
The amount and location of gains (losses), including earned income, recognized for derivatives and gains (losses) pertaining to hedged items reported in net derivative gains (losses) were as follows:

	Year Ended December 31, 2025
	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$3	$4	$(12)
Foreign currency exchange rate	—	—	43	—	(227)
Total cash flow hedges	3	—	46	4	(239)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(181)	—	—	—	—
Foreign currency exchange rate	(56)	6	—	—	—
Credit	11	—	—	—	—
Equity market	1,515	—	—	—	—
Embedded	(3,090)	—	—	—	—
Total non-qualifying hedges	(1,801)	6	—	—	—
Total	$(1,798)	$6	$46	$4	$(239)

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
At December 31, 2025 and 2024, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At December 31, 2025 and 2024, the balance in AOCI associated with cash flow hedges was $224 million and $469 million, respectively.

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
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	December 31,
	2025			2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$2	$94	1.8	$2	$100	2.7
Baa	8	350	5.0	7	300	4.5
Ba	1	24	1.0	10	376	4.8
Caa and Lower	—	—	0.0	—	4	1.0
Total	$11	$468	4.1	$19	$780	4.4
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
9. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
December 31, 2025
Derivative assets	$6,576	$(3,861)	$(1,382)	$1,333	$(1,331)	$2
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
December 31, 2024
Derivative assets	$4,140	$(3,039)	$(540)	$561	$(559)	$2
Derivative liabilities	$5,353	$(3,039)	$—	$2,314	$(2,306)	$8
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	December 31,
	2025	2024
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,238	$2,314
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,685	$4,883
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

	December 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$38,267	$642	$38,909
Foreign corporate	—	11,339	158	11,497
RMBS	—	8,508	24	8,532
U.S. government and agency	2,450	4,261	—	6,711
ABS	—	5,814	245	6,059
CMBS	—	5,870	—	5,870
State and political subdivision	—	3,494	—	3,494
Foreign government	—	918	24	942
Total fixed maturity securities	2,450	78,471	1,093	82,014
Trading securities	87	419	—	506
Equity securities	68	5	6	79
Short-term investments	918	273	6	1,197
Derivative assets: (1)
Interest rate	—	297	—	297
Foreign currency exchange rate	—	346	4	350
Credit	—	9	2	11
Equity market	6	6,115	—	6,121
Total derivative assets	6	6,767	6	6,779
Embedded derivatives on index-linked annuities (2)	—	—	79	79
Market risk benefit assets	—	—	1,060	1,060
Separate account assets	10	85,518	—	85,528
Total assets	$3,539	$171,453	$2,250	$177,242
Liabilities
Market risk benefit liabilities	$—	$—	$8,063	$8,063
Derivative liabilities: (1)
Interest rate	—	2,082	—	2,082
Foreign currency exchange rate	—	88	—	88
Equity market	4	3,060	—	3,064
Total derivative liabilities	4	5,230	—	5,234
Embedded derivatives on index-linked annuities (2)	—	—	12,406	12,406
Total liabilities	$4	$5,230	$20,469	$25,703

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,427	$696	$37,123
Foreign corporate	—	11,434	396	11,830
RMBS	—	7,270	17	7,287
U.S. government and agency	2,731	4,016	—	6,747
ABS	—	5,990	322	6,312
CMBS	—	6,330	26	6,356
State and political subdivision	—	3,441	—	3,441
Foreign government	—	938	21	959
Total fixed maturity securities	2,731	75,846	1,478	80,055
Trading securities	—	—	—	—
Equity securities	56	6	15	77
Short-term investments	1,414	452	2	1,868
Derivative assets: (1)
Interest rate	—	287	—	287
Foreign currency exchange rate	—	557	7	564
Credit	—	17	2	19
Equity market	—	3,265	—	3,265
Total derivative assets	—	4,126	9	4,135
Embedded derivatives on index-linked annuities (2)	—	—	47	47
Market risk benefit assets	—	—	1,092	1,092
Separate account assets	3	85,633	—	85,636
Total assets	$4,204	$166,063	$2,643	$172,910
Liabilities
Market risk benefit liabilities	$—	$—	$8,329	$8,329
Derivative liabilities: (1)
Interest rate	—	2,735	—	2,735
Foreign currency exchange rate	—	25	—	25
Equity market	1	2,487	—	2,488
Total derivative liabilities	1	5,247	—	5,248
Embedded derivatives on index-linked annuities (2)	—	—	11,540	11,540
Total liabilities	$1	$5,247	$19,869	$25,117
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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the year ended December 31, 2025.
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

					December 31, 2025			December 31, 2024			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	20.20%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.56%	-	33.62%	12.22%	-	37.04%	Increase (5)
			•	Nonperformance risk spread	0.45%	-	1.02%	0.20%	-	1.19%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	1.00%	-	62.30%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	13.00%	(4)
			•	Nonperformance risk spread	0.37%	-	1.80%	0.30%	-	1.63%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Balance, January 1, 2024	$1,320	$380	$36	$25	$—	$18	$(8,186)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(67)	1	—	(10)	—	1	(3,951)
Total realized/unrealized gains (losses) included in AOCI	2	3	—	—	—	—	—
Purchases (5)	323	137	—	—	2	—	—
Sales (5)	(239)	(87)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	(4)	644
Transfers into Level 3 (6)	53	—	—	—	—	—	—
Transfers out of Level 3 (6)	(300)	(69)	(15)	—	—	(6)	—
Balance, December 31, 2024	1,092	365	21	15	2	9	(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(13)	3	—	(1)	—	(1)	(3,090)
Total realized/unrealized gains (losses) included in AOCI	20	(7)	3	—	—	(1)	—
Purchases (5)	292	78	—	—	6	—	—
Sales (5)	(236)	(109)	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	2,256
Transfers into Level 3 (6)	7	—	—	—	—	—	—
Transfers out of Level 3 (6)	(362)	(61)	—	—	—	(1)	—
Balance, December 31, 2025	$800	$269	$24	$6	$6	$6	$(12,327)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (7)	$(11)	$—	$—	$(2)	$—	$(5)	$(4,513)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (7)	$(59)	$—	$—	$—	$—	$1	$(4,687)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2025 (7)	$(9)	$—	$—	$—	$—	$(1)	$(4,282)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2023 (7)	$11	$4	$3	$—	$—	$(3)	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2024 (7)	$(33)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in OCI for the instruments still held as of December 31, 2025 (7)	$17	$(7)	$3	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2023:
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	$(11)	$—	$—	$(3)	$—	$(6)	$(4,097)
Total realized/unrealized gains (losses) included in AOCI	$28	$5	$3	$—	$—	$(3)	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,755	$—	$—	$21,732	$21,732
Policy loans	$1,450	$—	$557	$994	$1,551
Other invested assets	$227	$—	$217	$10	$227
Premiums, reinsurance and other receivables	$8,145	$—	$152	$8,045	$8,197
Liabilities
Policyholder account balances	$28,788	$—	$—	$28,728	$28,728
Long-term debt	$3,155	$—	$2,633	$—	$2,633
Other liabilities	$1,291	$—	$683	$608	$1,291
Separate account liabilities	$1,263	$—	$1,263	$—	$1,263

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
10. Fair Value (continued)

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$23,286	$—	$—	$21,373	$21,373
Policy loans	$2,024	$—	$1,161	$943	$2,104
Other invested assets	$233	$—	$222	$11	$233
Premiums, reinsurance and other receivables	$8,527	$—	$55	$9,222	$9,277
Liabilities
Policyholder account balances	$31,928	$—	$—	$31,563	$31,563
Long-term debt	$3,155	$—	$2,787	$—	$2,787
Other liabilities	$1,338	$—	$691	$647	$1,338
Separate account liabilities	$1,246	$—	$1,246	$—	$1,246
11. Long-term Debt
Long-term debt outstanding was as follows at:

			December 31,
			2025		2024
	Stated Interest Rate	Maturity	Face Value	Carrying Value	Face Value	Carrying Value
			(In millions)
Senior notes (1)	3.700%	2027	$757	$757	$757	$756
Senior notes (1)	5.625%	2030	615	615	615	615
Senior notes (1)	4.700%	2047	1,014	1,002	1,014	1,002
Senior notes (1)	3.850%	2051	400	397	400	397
Junior subordinated debentures (1)	6.250%	2058	375	364	375	364
Other long-term debt (2)	7.028%	2030	20	20	21	21
Total long-term debt (3)			$3,181	$3,155	$3,182	$3,155
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
(3)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $26 million and $27 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2025 and 2024, respectively.
The aggregate maturities of long-term debt at December 31, 2025 were $3 million in 2026, $761 million in 2027, $3 million in 2028, $4 million in 2029, $619 million in 2030, and $1.8 billion thereafter.
Unsecured senior notes rank highest in priority, followed by subordinated debt consisting of junior subordinated debentures.
Interest expense related to long-term debt of $152 million, $152 million and $153 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in other expenses.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
11. Long-term Debt (continued)
The Company’s debt instruments and credit and committed facilities contain certain administrative, reporting and legal covenants. Additionally, the Revolving Credit Facility (as defined below) contain financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by the Company’ subsidiaries. At December 31, 2025, the Company was in compliance with these financial covenants.
Credit Facilities
Revolving Credit Facility
BHF has a $1.0 billion senior unsecured revolving credit facility maturing April 15, 2027, all of which may be used for revolving loans or letters of credit. At December 31, 2025, there were no borrowings or letters of credit outstanding under this facility.
Committed Facilities
Reinsurance Financing Arrangement
Brighthouse Reinsurance Company of Delaware (“BRCD”) maintains a $15.0 billion financing arrangement with a pool of highly rated third-party reinsurers consisting of credit-linked notes that each mature in 2039. At December 31, 2025, there were no borrowings and there was $15.0 billion of funding available under this financing arrangement. For the years ended December 31, 2025, 2024 and 2023, the Company recognized commitment fees of $22 million, $21 million and $21 million, respectively, in other expenses associated with this financing arrangement.
Repurchase Facilities
At December 31, 2025, Brighthouse Life Insurance Company maintains secured committed repurchase facilities (the “Repurchase Facilities”) with terms of up to three years under which Brighthouse Life Insurance Company may enter into repurchase transactions in an aggregate amount up to $2.5 billion. Under the Repurchase Facilities, Brighthouse Life Insurance Company may sell certain eligible securities at a purchase price based on the market value of the securities less an applicable margin based on the types of securities sold, with a concurrent agreement to repurchase such securities at a predetermined future date (up to three months) and at a price which represents the original purchase price plus interest. At December 31, 2025, there were no borrowings under the Repurchase Facilities.
12. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at:

	December 31,
	2025			2024
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000	14,000	14,000	14,000
Not designated	99,929,900	—	—	99,929,900	—	—
Total	100,000,000	70,100	70,100	100,000,000	70,100	70,100
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Years Ended December 31,
	2025		2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1,650.00	$28	$1,650.00	$28	$1,650.00	$28
B	$1,687.52	28	$1,687.52	28	$1,687.52	28
C	$1,343.76	30	$1,343.76	30	$1,343.76	30
D	$1,156.24	16	$1,156.24	16	$1,156.24	16
Total		$102		$102		$102
See Note 18 for information relating to preferred dividends declared subsequent to December 31, 2025.
Common Stock
Changes in common shares outstanding were as follows:

	Years Ended December 31,
	2025	2024	2023
Shares outstanding at beginning of year	58,629,049	63,503,355	68,278,068
Shares issued	601,641	661,758	665,146
Shares repurchased (1)	(2,059,473)	(5,536,064)	(5,439,859)
Shares outstanding at end of year	57,171,217	58,629,049	63,503,355
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
During the years ended December 31, 2025, 2024 and 2023, BHF repurchased 1,844,396 shares, 5,294,200 shares and 5,195,832 shares, respectively, of its common stock through open market purchases, pursuant to Rule 10b5-1 plans, for $102 million, $250 million and $250 million, respectively. At December 31, 2025, BHF had $441 million remaining under its common stock repurchase program. Pursuant to the Merger Agreement, the Company has agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, it will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries.
Share-Based Compensation Plans
The Company’s share-based compensation plans provide awards to employees and non-employee directors and may be in the form of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance shares, performance share units (“PSU”), or other share-based awards. Additionally, under an employee stock purchase plan (the “ESPP”), eligible employees of the Company purchased common stock at a 15% discounted rate. Pursuant to the Merger Agreement, the ESPP has been suspended so that no further offering periods, beyond the close of the offering period ending on December 31, 2025, will commence after the date of the Merger Agreement. The aggregate number of authorized shares available for issuance at December 31, 2025 under the Company’s various share-based compensation plans was 5,188,257. The Company issues new shares to satisfy vested RSUs and PSUs, as well as stock option exercises.

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
Compensation Expense Related to Share-Based Compensation
The following table presents total share-based compensation expense:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
RSUs	$20	$14	$13
PSUs	21	8	15
Employee stock purchase plan	1	1	1
Total share-based compensation expense	$42	$23	$29
Income tax benefit	$9	$5	$6
At December 31, 2025, unrecognized share-based compensation and the weighted average remaining recognition period was $7 million and 0.7 years, respectively, for RSUs and $16 million and 1.2 years, respectively, for PSUs.
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
Pursuant to the Merger Agreement and at the Effective Time, any RSUs granted prior to November 6, 2025 that are outstanding immediately prior to the Effective Time will be deemed to be fully vested and non-forfeitable. Each such RSU will be canceled at the Effective Time and converted into the right to receive a cash payment based on the Merger Consideration. Any RSUs granted to an employee after November 6, 2025, if any, will be canceled and converted into a contingent right to receive a cash payment based on the Merger Consideration, which will vest in one-third installments on each of the first through third anniversaries of the applicable grant date.
Performance Share Units
PSUs are units that, if vested, are multiplied by a performance factor to produce a final number of BHF common stock shares. PSUs cliff vest at the end of a three-year performance period. Vesting is subject to continued service, except for employees who meet specified age and service criteria, and in certain other limited circumstances.
For awards granted during fiscal year 2023, the performance factors are based on the achievement of net cash flow to BHF, Brighthouse Services, LLC and Brighthouse Holdings, LLC (“BH Holdings”) and statutory expense ratio targets over the respective performance period depending on the year of issue. The vested PSUs will be multiplied by a performance factor up to a maximum payout of 150%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the final performance factor at its discretion.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
For awards granted during fiscal years 2024 and 2025, the performance factors are based on the achievement of net cash flow to BHF, Brighthouse Services, LLC and BH Holdings over the performance period and statutory expense ratio targets over the performance period, subject to a potential 10% modifier based on BHF’s relative total shareholder return (“rTSR”) over the same three-year period compared to a peer group of companies. For these awards, the Company measures fair value using a Monte Carlo simulation that considers the Company’s projected rTSR relative to a defined group of peers as well as other inputs to estimate the grant date fair value of awards. The vested PSUs will be multiplied by a performance factor, as well as subject to an rTSR modifier, resulting in a maximum possible payout of 160%. Assuming the Company has met certain threshold performance targets, the Compensation and Human Capital Committee of BHF’s Board of Directors will determine the final performance factor at its discretion.
Pursuant to the Merger Agreement and at the Effective Time, each PSU outstanding immediately prior to the Effective Time will be deemed to be fully vested and non-forfeitable. Each PSU will be canceled at the Effective Time and converted into the right to receive a cash payment based on the Merger Consideration. The number of shares of common stock subject to each PSU will be determined assuming achievement of the performance vesting conditions applicable to such award at the target level; provided that, if the performance period applicable to any PSU ended prior to the Effective Time, such determination will be based on the actual level of achievement of the applicable performance vesting conditions.
The following table presents a summary of PSU and RSU activity:

	RSUs		PSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	568,408	$49.24	807,218	$50.18
Granted	282,108	$59.18	236,207	$61.70
Performance factor adjustment	—	$—	(52,217)	$48.06
Forfeited	(20,088)	$54.96	(8,877)	$54.01
Vested	(291,073)	$48.83	(237,653)	$48.06
Nonvested at December 31, 2025	539,355	$54.45	744,678	$54.18
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023, was $46.27 and $56.35, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2024 and 2023, was $46.16 and $58.35, respectively. The total fair value of RSUs that vested during each of the years ended December 31, 2025, 2024 and 2023 was $14 million, $13 million and $15 million, respectively. The total fair value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023, was $11 million, $13 million and $9 million, respectively.
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
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model. The significant assumptions the Company uses in its model include: expected volatility of the price of shares; risk-free rate of return; graded three-year vesting; and expected option life. At December 31, 2025, there were 166,769 stock options outstanding and exercisable with a weighted average exercise price of $53.47 and aggregate intrinsic value of $2 million, which expire on February 29, 2028. During the year ended December 31, 2025, there were 20,602 stock options exercised with an intrinsic value of less than $1 million and no stock options granted, forfeited or expired. During the years ended December 31, 2024 and 2023, no stock options were granted or exercised.
Pursuant to the Merger Agreement and at the Effective Time, each stock option outstanding immediately prior to the Effective Time will be deemed to be fully vested and non-forfeitable. Each such stock option will be canceled at the Effective Time and converted into the right to receive a cash payment based on the Merger Consideration.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Employee Stock Purchase Plan Shares
Under the ESPP, eligible employees of the Company purchased common stock at a discount rate of 15% of the market price per share on the lesser of the first or last trading day of the offering period. Employees purchased a variable number of shares of stock through payroll deductions elected just prior to the beginning of the offering period. During the years ended December 31, 2025, 2024 and 2023, employees purchased 64,543 shares, 76,572 shares and 77,598 shares, respectively. The weighted average per share fair value of the discount under the ESPP was $13.41, $8.54 and $9.04 during the years ended December 31, 2025, 2024 and 2023, respectively, which was recorded in other expenses. Pursuant to the Merger Agreement, the ESPP has been suspended so that no further offering periods, after the close of the offering period ending on December 31, 2025, will commence after the date of the Merger Agreement.
Statutory Financial Information
The states of domicile of the Company’s insurance subsidiaries impose RBC requirements that were developed by the National Association of Insurance Commissioners (“NAIC”). Such requirements are used by regulators to assess the minimum amount of statutory capital and surplus needed for an insurance company to support its operations, based on its size and risk profile (referred to as “company action level RBC”). RBC is based on statutory financial statements and is calculated in a manner prescribed by the NAIC. The RBC ratio, which is the basis for determining regulatory compliance, is equal to total adjusted capital divided by the applicable company action level RBC. Companies below 100% of the company action level RBC are subject to corrective action. As of December 31, 2025, the annual RBC ratios for the Company’s insurance subsidiaries were each in excess of 400%.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2025	2024	2023
		(In millions)
Brighthouse Life Insurance Company	Delaware	$(2,330)	$(787)	$(3,131)
New England Life Insurance Company	Massachusetts	$50	$65	$41
Statutory capital and surplus was as follows at:

	December 31,
Company	2025	2024
	(In millions)
Brighthouse Life Insurance Company	$3,600	$3,673
New England Life Insurance Company	$253	$206
The Company has a reinsurance subsidiary, BRCD, which reinsures risks including level premium term life and ULSG assumed from other Brighthouse Financial life insurance subsidiaries. BRCD, with the explicit permission of the Delaware Insurance Commissioner (“Delaware Commissioner”), has included the value of credit-linked notes as admitted assets, which resulted in higher statutory capital and surplus of $11.5 billion at both December 31, 2025 and 2024.
The statutory net income (loss) of BRCD was ($120) million, ($447) million and ($300) million for the years ended December 31, 2025, 2024 and 2023, respectively, and the combined statutory capital and surplus, including the aforementioned prescribed practices, were $678 million and $703 million at December 31, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Dividend Restrictions
The table below sets forth the dividends permitted to be paid by certain of the Company’s insurance companies without insurance regulatory approval and dividends paid:

	2026	2025	2024	2023
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)	Paid (2)
	(In millions)
Brighthouse Life Insurance Company (3)	$—	$—	$—	$266
New England Life Insurance Company	$50	$—	$—	$84
______________
(1)Reflects dividend amounts that may be paid during 2026 without prior regulatory approval.
(2)Reflects all amounts paid, including those requiring regulatory approval.
(3)Any payment of dividends in 2026 would be considered an extraordinary dividend subject to regulatory approval due to negative unassigned funds (surplus).
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
Under BRCD’s plan of operations, no dividend or distribution may be made by BRCD without the prior approval of the Delaware Commissioner. BRCD did not pay any extraordinary dividends during the years ended December 31, 2025, 2024 and 2023. During each of the years ended December 31, 2025, 2024 and 2023, BRCD paid cash dividends of $1 million to its preferred shareholders.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2022	$(6,194)	$504	$(1,378)	$1,020	$(58)	$(6,106)
OCI before reclassifications	2,149	(276)	(636)	(380)	9	866
Deferred income tax benefit (expense) (3)	(451)	58	133	80	(2)	(182)
AOCI before reclassifications, net of income tax	(4,496)	286	(1,881)	720	(51)	(5,422)
Amounts reclassified from AOCI	226	(11)	—	—	7	222
Deferred income tax benefit (expense) (3)	(47)	2	—	—	(1)	(46)
Amounts reclassified from AOCI, net of income tax	179	(9)	—	—	6	176
Balance at December 31, 2023	(4,317)	277	(1,881)	720	(45)	(5,246)
OCI before reclassifications	(1,226)	136	352	543	(22)	(217)
Deferred income tax benefit (expense) (3)	257	(28)	(74)	(114)	4	45
AOCI before reclassifications, net of income tax	(5,286)	385	(1,603)	1,149	(63)	(5,418)
Amounts reclassified from AOCI	189	(18)	—	—	6	177
Deferred income tax benefit (expense) (3)	(40)	4	—	—	(1)	(37)
Amounts reclassified from AOCI, net of income tax	149	(14)	—	—	5	140
Balance at December 31, 2024	(5,137)	371	(1,603)	1,149	(58)	(5,278)
OCI before reclassifications	1,974	(239)	440	(331)	40	1,884
Deferred income tax benefit (expense) (3)	(414)	50	(92)	70	(9)	(395)
AOCI before reclassifications, net of income tax	(3,577)	182	(1,255)	888	(27)	(3,789)
Amounts reclassified from AOCI	76	(6)	—	—	6	76
Deferred income tax benefit (expense) (3)	(16)	1	—	—	(1)	(16)
Amounts reclassified from AOCI, net of income tax	60	(5)	—	—	5	60
Balance at December 31, 2025	$(3,517)	$177	$(1,255)	$888	$(22)	$(3,729)
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
12. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(70)	$(174)	$(198)	Net investment gains (losses)
Net unrealized investment gains (losses)	(6)	(15)	(28)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(76)	(189)	(226)
Income tax (expense) benefit	16	40	47
Net unrealized investment gains (losses), net of income tax	(60)	(149)	(179)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	3	2	1	Net derivative gains (losses)
Interest rate swaps	3	3	3	Net investment income
Foreign currency swaps	—	13	7	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	6	18	11
Income tax (expense) benefit	(1)	(4)	(2)
Gains (losses) on cash flow hedges, net of income tax	5	14	9
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(6)	(6)	(7)
Amortization of defined benefit plans, before income tax	(6)	(6)	(7)
Income tax (expense) benefit	1	1	1
Amortization of defined benefit plans, net of income tax	(5)	(5)	(6)
Total reclassifications, net of income tax	$(60)	$(140)	$(176)

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
Other revenues included 12b-1 fees of $261 million, $272 million and $266 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Compensation	$449	$408	$418
Contracted services and other labor costs	301	285	312
Transition services agreements	14	22	32
Premium and other taxes, licenses and fees	55	60	61
Separate account fees	331	365	366
Volume related costs, excluding compensation, net of DAC capitalization	577	577	540
Interest expense on debt	152	152	153
Other	79	77	95
Total other expenses	$1,958	$1,946	$1,977
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
Interest Expense on Debt
See Note 11 for attribution of interest expense by debt issuance.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
14. Employee Benefit Plans
BHF Active Defined Contribution Plans
Brighthouse Services sponsors qualified and non-qualified defined contribution plans. For the years ended December 31, 2025, 2024 and 2023, the total employer contributions for the qualified defined contribution plan were $20 million, $20 million and $19 million, respectively, and the total (benefit) expense recognition for the non-qualified defined contribution plans were $13 million, $10 million and $9 million, respectively, all of which are reported in other expenses.
NELICO Legacy Pension and Other Unfunded Benefit Plans
NELICO sponsors both a qualified and a non-qualified defined benefit pension plan, a postretirement plan and other unfunded benefit plans. These pension and other unfunded benefit plans were amended to cease benefit accruals and are closed to new entrants. The qualified defined benefit pension plan had an accumulated benefit obligation of $122 million at both December 31, 2025 and 2024. This plan was fully funded with assets in excess of the accumulated benefit obligation of $7 million and $5 million at December 31, 2025 and 2024, respectively. The Company did not make any employer contributions to this qualified plan during 2025 or 2024.
The non-qualified defined benefit pension plan and the postretirement plan had a combined accumulated benefit obligation totaling $71 million and $75 million at December 31, 2025 and 2024, respectively. These amounts are unfunded.
The other unfunded benefit plans consist primarily of deferred compensation due to former agents which represent general unsecured liabilities of NELICO. The amounts due under these other unfunded benefit plans were $58 million at both December 31, 2025 and 2024.
Although NELICO remains the legal obligor for these plans, an employee matters agreement (“EMA”) exists between BHF and MetLife, whereby MetLife has agreed to reimburse BHF for the obligations under the non-qualified and other unfunded plans as payments are made. BHF established a receivable in the amount of the unfunded obligations due under these plans. MetLife is required to annually reimburse BHF for each prior year’s benefit payments, claims and premiums under the NELICO plans that are listed in the EMA. The Company’s receivable under the EMA for future total estimated benefit payments, claims and premiums was $142 million and $151 million at December 31, 2025 and 2024, respectively. The receivable is reported in premiums, reinsurance and other receivables. Increases and decreases to the EMA receivable are reported in other revenues.
15. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Current:
Federal	$(1)	$(10)	$7
State and local	16	12	12
Subtotal	15	2	19
Deferred:
Federal	21	27	(386)
Provision for income tax expense (benefit)	$36	$29	$(367)

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)
The reconciliation of the income tax provision at the statutory tax rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount (In millions)	Percent	Amount (In millions)	Percent	Amount (In millions)	Percent
Federal statutory tax rate	$100	21%	$88	21%	$(310)	21%
State and local income taxes, net of federal income tax effect (1)	12	3%	10	2%	9	(1)%
Tax credits
Foreign tax credits	(32)	(7)%	(31)	(7)%	(2)	—%
General business tax credits	—	—%	—	—%	(7)	—%
Change in valuation allowance	—	—%	—	—%	(18)	2%
Nontaxable or nondeductible items
Dividends received deduction	(36)	(7)%	(41)	(9)%	(39)	3%
Tax advantaged investment income	(10)	(2)%	(7)	(1)%	(5)	—%
Merger related costs	7	1%	—	—%	—	—%
Nondeductible compensation	5	1%	4	1%	5	—%
Other	—	—%	3	—%	—	—%
Change in unrecognized tax benefits	—	—%	(18)	(4)%	—	—%
Other reconciling items
Adjustments to deferred tax	(10)	(2)%	14	3%	—	—%
Resolution of prior years	—	—%	6	1%	—	—%
Other	—	—%	1	—%	—	—%
Effective tax rate	$36	8%	$29	7%	$(367)	25%
______________
(1)State income taxes in North Carolina, New York, and Florida for 2025, North Carolina, Florida, and Pennsylvania for 2024, and North Carolina, South Carolina, and Pennsylvania for 2023 made up the majority (greater than 50%) of the tax effect in this category.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)
The income taxes paid (net of refunds) by jurisdiction for the years ended December 31, 2025, 2024, and 2023, as reported in the Consolidated Statements of Cash Flows, was as follows:

	Years Ended December 31,
	2025	2024	2023
Jurisdiction	(In millions)
U.S. Federal	$(5)	$(1)	$(5)
North Carolina	4	5	4
New York	3	*	*
Florida	2	3	1
South Carolina	1	1	1
Pennsylvania	1	1	1
New Jersey	1	1	1
California	1	*	*
New York City, NY	(1)	*	1
Massachusetts	*	1	1
Other Jurisdictions (1)	5	2	2
Total	$12	$13	$7
_______________
(1)Includes all jurisdictions in which the amount of taxes paid does not meet the 5% disaggregation threshold.
*The amount of taxes paid does not meet the 5% threshold for disaggregation.

Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2025	2024
	(In millions)
Deferred income tax assets:
Net unrealized investment losses	$888	$1,267
Net operating loss carryforwards	2,343	2,004
Investments, including derivatives	493	147
Tax credit carryforwards	161	190
Employee benefits	35	27
Intangibles	53	60
Other	—	4
Total deferred income tax assets	3,973	3,699
Less: Valuation allowance	1	1
Total net deferred income tax assets	3,972	3,698
Deferred income tax liabilities:
Policyholder liabilities and receivables	1,893	1,174
DAC	634	649
Other	3	—
Total deferred income tax liabilities	2,530	1,823
Net deferred income tax asset (liability)	$1,442	$1,875

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
15. Income Tax (continued)
The following table sets forth the net operating loss carryforwards for tax purposes at December 31, 2025.

Net Operating Loss Carryforwards
(In millions)
Expiration
2032-2037	$1,943
Indefinite	9,214
$11,157
The following table sets forth the general business credits and foreign tax credits available for carryforward for tax purposes at December 31, 2025.

	Tax Credit Carryforwards
	General Business Credits	Foreign Tax Credits
	(In millions)
Expiration
2028-2032	$—	$120
2033-2037	16	16
2038-2042	9	—
	$25	$136
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$1	$19	$19
Additions for tax positions of prior years	3	—	—
Reductions for tax positions of prior years	(1)	(6)	—
Additions for tax positions of current year	—	—	—
Reductions for tax positions of current year	(2)	—	—
Settlements with tax authorities	—	—	—
Lapses of statutes of limitations	—	(12)	—
Balance at December 31,	$1	$1	$19
Unrecognized tax benefits that, if recognized would impact the effective rate	$1	$1	$19
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included in other expenses, while penalties are included in income tax expense. Interest and penalties related to unrecognized tax benefits were not significant.
The Company is subject to examination by the Internal Revenue Service and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to federal, state or local income tax examinations for years prior to 2017.
Management believes it has established adequate tax liabilities, and final resolution of any examinations for the years 2017 and forward and any pending issues are not expected to have a material impact on the Company’s consolidated financial statements.

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
Income Tax Transactions with Former Parent
In connection with the Separation, the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife that provides MetLife with the right to receive, as partial consideration for its contribution of assets to BHF, future payments from BHF equal to 86% of the amount of cash savings, if any, in federal income tax that Brighthouse Financial actually, or is deemed to, realize as a result of the utilization of BHF and its subsidiaries’ net operating losses, capital losses, tax basis and amortization or depreciation deductions in respect of certain tax benefits it may realize as a result of certain transactions involved in the Separation. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both December 31, 2025 and 2024 reported in other liabilities, which would be accelerated upon closing of the Merger.
The Company also entered into a tax separation agreement with MetLife (the “Tax Separation Agreement”). Among other things, the Tax Separation Agreement governs the allocation between MetLife and the Company of the responsibility for the taxes of the MetLife group. The Tax Separation Agreement also allocates rights, obligations and responsibilities in connection with certain administrative matters relating to the preparation of tax returns and control of tax audits and other proceedings relating to taxes. For the years ended December 31, 2025, 2024 and 2023, no payments were made by MetLife or Brighthouse Financial under the Tax Separation Agreement. At December 31, 2025 and 2024, there was a current income tax receivable of $17 million and $16 million, respectively, related to this agreement.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
16. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$331	$286	$(1,214)

Weighted average common shares outstanding — basic	57,526,188	61,199,247	66,013,645
Dilutive effect of share-based awards	413,591	401,135	—
Weighted average common shares outstanding — diluted	57,939,779	61,600,382	66,013,645

Earnings per common share:
Basic	$5.75	$4.67	$(18.39)
Diluted	$5.71	$4.64	$(18.39)
The dilutive effect of share-based awards is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to repurchase shares of common stock at the average market price during the period. See Note 12 for further information on share-based compensation plans.
For the year ended December 31, 2024, weighted average shares used for calculating diluted earnings per common share excludes 187,371 shares underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to earnings per common share. For the year ended December 31, 2023, basic loss per common share equaled diluted loss per common share. Dilutive shares and diluted earnings per share are not applicable when a net loss is reported.
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

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
17. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at December 31, 2025.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Cost of Insurance Class Actions
Richard A. Newton v. Brighthouse Life Insurance Company (U.S. District Court, Northern District of Georgia, Atlanta Division, filed May 8, 2020). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff was the owner of a universal life (“UL”) insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of all persons who own or owned life insurance policies issued where the terms of the life insurance policy provide or provided, among other things, a guarantee that the COI rates would not be increased by more than a specified percentage in any contract year. Plaintiff also alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, fraud, suppression and concealment, and violation of the Georgia Racketeer Influenced and Corrupt Organizations Act. Plaintiff seeks to recover damages, including punitive damages, interest and treble damages, attorneys’ fees, and injunctive and declaratory relief. Brighthouse Life Insurance Company filed a motion to dismiss in June 2020, which was granted in part and denied in part in March 2021. Plaintiff was granted leave to amend the complaint. On January 18, 2023, plaintiff filed a motion on consent to amend the second amended class action complaint to narrow the scope of the class sought to those who own or owned policies issued in Georgia. The motion was granted on January 23, 2023, and the third amended class action complaint was filed on January 23, 2023. On September 5, 2025, the court granted in part plaintiff’s motion for class certification, certifying a class of all persons, who as of May 8, 2015, owned a UL policy issued in Georgia by Brighthouse Life Insurance Company or its predecessors-in-interest on Forms ULXP86 and ULXP88, and who were subject to at least one monthly deduction. On October 31, 2025, the court issued an amended order changing the date as to class certification for breach of contract claims to March 14, 2014 and for Georgia Racketeer Influenced and Corrupt Organizations Act claims to March 14, 2015. The Company intends to vigorously defend this matter.

Brighthouse Financial, Inc.
Notes to the Consolidated Financial Statements (continued)
17. Contingencies, Commitments and Guarantees (continued)
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies with the product codes ULX or ULXP that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2026, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition. The Company intends to vigorously defend this matter.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of December 31, 2025, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax and reinsurance matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
During the first quarter of 2024, an arbitration panel ruled in favor of a reinsurer seeking a premium rate increase retroactive to September 2019 resulting in a $187 million loss, of which $167 million was reported in universal life and investment product-type policy fees and $20 million was reported in other expenses.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $436 million and $271 million at December 31, 2025 and 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion and $1.7 billion at December 31, 2025 and 2024, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both December 31, 2025 and 2024.
18. Subsequent Event
Preferred Stock Dividend
On February 17, 2026, BHF declared a dividend of $412.50 per share on its Series A Preferred Stock, $421.88 per share on its Series B Preferred Stock, $335.94 per share on its Series C Preferred Stock and $289.06 per share on its Series D Preferred Stock for a total of $26 million, which will be paid on March 25, 2026 to stockholders of record as of March 10, 2026.

Brighthouse Financial, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2025
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities:
Bonds:
U.S. government and agency	$7,216	$6,711	$6,711
State and political subdivision	3,691	3,494	3,494
Public utilities	3,978	3,639	3,639
Foreign government	973	942	942
All other corporate bonds	49,858	46,631	46,631
Total bonds	65,716	61,417	61,417
Mortgage-backed and asset-backed securities	21,196	20,461	20,461
Redeemable preferred stock	134	136	136
Total fixed maturity securities	87,046	82,014	82,014
Trading securities	512	506	506
Equity securities:
Non-redeemable preferred stock	18	10	10
Common stock:
Industrial, miscellaneous and all other	53	67	67
Public utilities	—	2	2
Total equity securities	71	79	79
Mortgage loans	22,755		22,755
Policy loans	1,450		1,450
Limited partnerships and LLCs	4,696		4,696
Short-term investments	1,197		1,197
Other invested assets	7,932		7,932
Total investments	$125,659		$120,629
_______________
(1)Cost or amortized cost for fixed maturity and trading securities represents original cost reduced by impairments that are charged to earnings and adjusted for amortization of premiums or accretion of discounts; for mortgage loans, cost represents original cost reduced by repayments and valuation allowances and adjusted for amortization of premiums or accretion of discounts; for equity securities, cost represents original cost; for limited partnerships and LLCs, cost represents original cost adjusted for equity in earnings and distributions.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2025 and 2024
(In millions, except share and per share data)

	2025	2024
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $148 and $190, respectively; allowance for credit losses of $0 and $0, respectively)	$148	$190
Short-term investments, principally at estimated fair value	521	622
Investment in subsidiary	9,678	7,799
Other invested assets, principally at estimated fair value	2	5
Total investments	10,349	8,616
Cash and cash equivalents	199	245
Premiums and other receivables	206	163
Current income tax recoverable	29	42
Other assets	4	4
Total assets	$10,787	$9,070
Liabilities and Stockholders’ Equity
Liabilities
Long-term and short-term debt	$3,580	$3,716
Deferred income tax liability	29	31
Other liabilities	410	364
Total liabilities	4,019	4,111
Stockholders’ Equity
Preferred stock, par value $0.01 per share; 1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,081,967 and 123,480,326 shares issued, respectively; 57,171,217 and 58,629,049 shares outstanding, respectively	1	1
Additional paid-in capital	13,870	13,927
Retained earnings (deficit)	(686)	(1,119)
Treasury stock, at cost; 66,910,750 and 64,851,277 shares, respectively	(2,688)	(2,572)
Accumulated other comprehensive income (loss)	(3,729)	(5,278)
Total stockholders’ equity	6,768	4,959
Total liabilities and stockholders’ equity	$10,787	$9,070
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Condensed Statements of Operations
Revenues
Net investment income	$35	$54	$38
Other revenues	5	9	—
Net derivative gains (losses)	(1)	20	10
Total revenues	39	83	48
Expenses
Other expenses	222	207	192
Total expenses	222	207	192
Income (loss) before provision for income tax and equity in earnings (losses) of subsidiaries	(183)	(124)	(144)
Provision for income tax expense (benefit)	(32)	(26)	(30)
Income (loss) before equity in earnings (losses) of subsidiaries	(151)	(98)	(114)
Equity in earnings (losses) of subsidiaries	584	486	(998)
Net income (loss)	433	388	(1,112)
Less: Preferred stock dividends	102	102	102
Net income (loss) available to common shareholders	$331	$286	$(1,214)
Comprehensive income (loss)	$1,982	$356	$(252)
See accompanying notes to the condensed financial information.

Brighthouse Financial, Inc.
Schedule II
Condensed Financial Information (continued)
(Parent Company Only)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$433	$388	$(1,112)
Equity in (earnings) losses of subsidiaries	(584)	(486)	998
Distributions from subsidiary	—	—	350
Other, net	49	50	(24)
Net cash provided by (used in) operating activities	(102)	(48)	212
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities	222	104	—
Purchases of fixed maturity securities	(183)	(180)	(106)
Cash received in connection with freestanding derivatives	14	15	30
Cash paid in connection with freestanding derivatives	(6)	(9)	(6)
Net change in short-term investments	117	(30)	211
Net cash provided by (used in) investing activities	164	(100)	129
Cash flows from financing activities
Net change in payables for collateral under securities loaned and other transactions	(4)	6	—
Long-term and short-term debt issued	724	570	753
Long-term and short-term debt repaid	(610)	(339)	(439)
Dividends on preferred stock	(102)	(102)	(102)
Treasury stock acquired in connection with share repurchases	(102)	(250)	(250)
Financing element on certain derivative instruments and other derivative related transactions, net	—	8	(1)
Other, net	(14)	(12)	(14)
Net cash provided by (used in) financing activities	(108)	(119)	(53)
Change in cash and cash equivalents	(46)	(267)	288
Cash and cash equivalents, beginning of year	245	512	224
Cash and cash equivalents, end of year	$199	$245	$512
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$169	$191	$176
Income tax	$(42)	$(79)	$(6)
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
2. Investment in Subsidiary
During the year ended December 31, 2025, (i) BHF received non-cash distributions of $250 million from Brighthouse Holdings, LLC (“BH Holdings”) and did not make any capital contributions to BH Holdings; and (ii) BH Holdings received non-cash distributions of $100 million from Brighthouse Services, LLC, each of which related to reductions of short-term intercompany loans.
During the year ended December 31, 2024, (i) BHF received non-cash distributions of $376 million from BH Holdings and did not make any capital contributions to BH Holdings; and (ii) BH Holdings received non-cash distributions of $400 million from Brighthouse Services, LLC, each of which related to reductions of short-term intercompany loans.
During the year ended December 31, 2023, BHF received cash distributions of $350 million, primarily related to $266 million of ordinary cash dividends paid by Brighthouse Life Insurance Company to BH Holdings, and did not make any capital contributions to BH Holdings. In addition, (i) BHF received non-cash distributions of $100 million from BH Holdings; and (ii) BH Holdings received non-cash distributions of $50 million from Brighthouse Services, LLC, each of which related to reductions of short-term intercompany loans.
3. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows at:

			December 31,
	Stated Interest Rate	Maturity	2025	2024
			(In millions)
Senior notes — unaffiliated	3.700%	2027	$757	$756
Senior notes — unaffiliated	5.625%	2030	615	615
Senior notes — unaffiliated	4.700%	2047	1,002	1,002
Senior notes — unaffiliated	3.850%	2051	397	397
Junior subordinated debentures — unaffiliated	6.250%	2058	364	364
Total long-term debt (1)			3,135	3,134
Short-term intercompany loans			445	582
Total long-term and short-term debt (1)			$3,580	$3,716
_______________
(1)Includes unamortized debt issuance costs, discounts and premiums, as applicable, totaling net $26 million and $27 million for the senior notes and junior subordinated debentures on a combined basis at December 31, 2025 and 2024, respectively.

Brighthouse Financial, Inc.
Schedule II
Notes to the Condensed Financial Information (continued)
(Parent Company Only)

The aggregate maturities of long-term and short-term debt at December 31, 2025 were $445 million in 2026, $757 million in 2027, $0 in each of 2028 and 2029, $615 million in 2030, and $1.8 billion thereafter.
Interest expense related to long-term and short-term debt of $171 million, $192 million and $178 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in other expenses.
Senior Notes and Junior Subordinated Debentures
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding the unaffiliated senior notes and junior subordinated debentures.
Credit Facilities
See Note 11 of the Notes to the Consolidated Financial Statements for information regarding BHF’s credit facilities.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the years ended December 31, 2025, 2024 and 2023, BHF borrowed $724 million, $570 million and $753 million, respectively, from certain of its non-insurance subsidiaries and repaid $610 million, $339 million and $439 million of such borrowings during the years ended December 31, 2025, 2024 and 2023, respectively. The weighted average interest rate on short-term intercompany loans outstanding at December 31, 2025, 2024 and 2023 was 3.04%, 3.73% and 4.73%, respectively.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During the years ended December 31, 2025, 2024 and 2023, there were no borrowings or repayments by BHF under these facilities.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2025 and 2024
(In millions)

Segment	DAC and VOBA	Future Policy Benefits and Other Policy-Related Balances	Policyholder Account Balances	Unearned Premiums (1) (2)	Unearned Revenue (1)
2025
Annuities	$3,952	$4,290	$70,103	$—	$54
Life	612	6,751	2,867	10	361
Run-off	3	18,899	5,504	—	793
Corporate & Other	—	5,978	9,478	5	—
Total	$4,567	$35,918	$87,952	$15	$1,208
2024
Annuities	$4,027	$4,040	$67,777	$—	$60
Life	680	6,648	2,859	9	357
Run-off	3	18,672	6,376	—	715
Corporate & Other	—	5,993	10,977	5	—
Total	$4,710	$35,353	$87,989	$14	$1,132
_______________
(1)Amounts are included in the future policy benefits and other policy-related balances column.
(2)Includes premiums received in advance.

Brighthouse Financial, Inc.
Schedule III
Consolidated Supplementary Insurance Information (continued)
December 31, 2025, 2024 and 2023
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income (1)	Policyholder Benefits and Claims and Interest Credited to Policyholder Account Balances	Amortization of DAC and VOBA	Other Expenses
2025
Annuities	$1,782	$3,051	$1,877	$522	$1,397
Life	722	431	839	87	198
Run-off	352	1,149	868	—	128
Corporate & Other	—	613	409	—	235
Total	$2,856	$5,244	$3,993	$609	$1,958
2024
Annuities	$1,900	$2,850	$1,830	$505	$1,399
Life	654	464	815	94	188
Run-off	332	1,230	1,335	—	166
Corporate & Other	—	678	450	—	193
Total	$2,886	$5,222	$4,430	$599	$1,946
2023
Annuities	$1,875	$2,546	$1,534	$516	$1,391
Life	775	431	991	104	203
Run-off	473	1,115	1,588	—	167
Corporate & Other	—	572	388	—	216
Total	$3,123	$4,664	$4,501	$620	$1,977
_______________
(1)See Note 2 of the Notes to the Consolidated Financial Statements for the basis of allocation of net investment income.

Brighthouse Financial, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2025, 2024 and 2023
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2025
Life insurance in-force (1)	$441,648	$117,396	$5,035	$329,287	1.5%
Insurance premium
Life insurance (2)	$1,086	$403	$9	$692	1.3%
Accident & health insurance	178	175	—	3	—%
Total insurance premium	$1,264	$578	$9	$695	1.3%
2024
Life insurance in-force (1)	$470,679	$125,696	$5,641	$350,624	1.6%
Insurance premium
Life insurance (2)	$1,206	$450	$12	$768	1.6%
Accident & health insurance	189	187	—	2	—%
Total insurance premium	$1,395	$637	$12	$770	1.6%
2023
Life insurance in-force (1)	$489,313	$134,682	$6,127	$360,758	1.7%
Insurance premium
Life insurance (2)	$1,294	$489	$14	$819	1.7%
Accident & health insurance	205	196	—	9	—%
Total insurance premium	$1,499	$685	$14	$828	1.7%
_______________
(1)Includes life insurance products in the Life, Run-off and Corporate & Other segments.
(2)Includes annuities with life contingencies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
MetLife provides certain services to the Company on a transitional basis through services agreements. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has completed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission.
Based upon the assessment performed under that framework, management has maintained and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brighthouse Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements, Notes and Schedules as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 24, 2026

Item 9B. Other Information
Director and Officer Rule 10b5-1 Plans
During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain of the information required by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K. The other information required by this Item will be set forth in the 2026 Proxy Statement, which information is hereby incorporated by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the 2026 Proxy Statement, which information is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the 2026 Proxy Statement, which information is hereby incorporated by reference.
Item 13. Certain Relationships, Related Person Transactions and Director Independence
The information required by this Item will be set forth in the 2026 Proxy Statement, which information is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
The information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
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

2.2
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
10.7.5#
Amendment Number Five to the Brighthouse Services, LLC Voluntary Deferred Compensation Plan is incorporated by reference to Exhibit 10.7.5 to our Annual Report on Form 10-K, filed on February 28, 2025 (our “2024 Annual Report”).

10.7.6#	Brighthouse Services, LLC Voluntary Deferred Compensation Plan (restated effective January 1, 2025), is incorporated by reference to Exhibit 10.7.6 to our 2024 Annual Report.
10.8#
Amended and Restated Brighthouse Financial, Inc. 2017 Stock and Incentive Compensation Plan (Effective March 27, 2025) (the “Employee Plan”), is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 16, 2025.

10.9#
Brighthouse Financial, Inc. 2017 Non-Management Director Stock Compensation Plan, as amended November 16, 2018 (the “Director Plan”), is incorporated by reference to Exhibit 10.12 to our 2018 Annual Report.

10.10#
Brighthouse Financial, Inc. Employee Stock Purchase Plan (amended and restated effective April 3, 2024) is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 10, 2024.

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
10.28#
Offer Letter, effective as of August 30, 2025, between Brighthouse Services, LLC and Myles Lambert, is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 2, 2025 (our “September 2, 2025 8-K”).

10.29#	Special Award Letter, effective as of August 30, 2025, between Brighthouse Services, LLC and Myles Lambert, is incorporated by reference to Exhibit 10.2 to our September 2, 2025 8-K.

19.1	Insider Trading Policy is incorporated by reference to Exhibit 19.1 to our 2024 Annual Report.
21.1*	List of Subsidiaries as of December 31, 2025.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Brighthouse Financial, Inc. Accounting Restatement Compensation Recovery Policy is incorporated by reference to our 2023 Annual Report.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).
* Filed herewith.
** Furnished herewith.
# Denotes management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTHOUSE FINANCIAL, INC.

By:	/s/ Edward A. Spehar
	Name:	Edward A. Spehar
	Title:	Executive Vice President and Chief Financial Officer
	Date:	February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric T. Steigerwalt	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Eric T. Steigerwalt

/s/ Edward A. Spehar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Edward A. Spehar

/s/ Melissa B. Pavlovich	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Melissa B. Pavlovich

/s/ C. Edward Chaplin	Chairman of the Board of Directors	February 24, 2026
C. Edward Chaplin

/s/ Stephen C. Hooley	Director	February 24, 2026
Stephen C. Hooley

/s/ Michael J. Inserra	Director	February 24, 2026
Michael J. Inserra

/s/ Carol D. Juel	Director	February 24, 2026
Carol D. Juel

/s/ Eileen A. Mallesch	Director	February 24, 2026
Eileen A. Mallesch

/s/ Diane E. Offereins	Director	February 24, 2026
Diane E. Offereins

/s/ Paul M. Wetzel	Director	February 24, 2026
Paul M. Wetzel

/s/ Lizabeth H. Zlatkus	Director	February 24, 2026
Lizabeth H. Zlatkus