Form 10-Q
period 2026-03-31
Brighthouse Financial, Inc.
filed 2026-05-07
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 1, 2026, 57,445,785 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at March 31, 2026 (Unaudited) and December 31, 2025 and for the Three Months Ended March 31, 2026 and 2025 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	12
	Note 4 — Market Risk Benefits	16
	Note 5 — Separate Accounts	17
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	19
	Note 7 — Investments	20
	Note 8 — Derivatives	33
	Note 9 — Fair Value	38
	Note 10 — Equity	47
	Note 11 — Other Revenues and Other Expenses	50
	Note 12 — Earnings Per Common Share	51
	Note 13 — Contingencies, Commitments and Guarantees	51
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	90
Item 4.	Controls and Procedures	91

Part II — Other Information
Item 1.	Legal Proceedings	91
Item 1A.	Risk Factors	91
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
Item 5.	Other Information	91
Item 6.	Exhibits	92

Signature		93

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $87,206 and $87,046, respectively; allowance for credit losses of $65 and $64, respectively)	$81,232	$82,014
Trading securities, at estimated fair value	544	506
Equity securities, at estimated fair value	76	79
Mortgage loans (net of allowance for credit losses of $210 and $200, respectively)	22,620	22,755
Policy loans	1,458	1,450
Limited partnerships and limited liability companies	4,673	4,696
Short-term investments, principally at estimated fair value	1,236	1,197
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	9,617	7,932
Total investments	121,456	120,629
Cash and cash equivalents	4,907	5,387
Accrued investment income	1,302	1,260
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,826	21,579
Deferred policy acquisition costs and value of business acquired	4,520	4,567
Current income tax recoverable	16	16
Deferred income tax asset	1,781	1,442
Market risk benefit assets	850	1,060
Other assets	324	332
Separate account assets	80,821	85,528
Total assets	$236,803	$241,800
Liabilities and Equity
Liabilities
Future policy benefits	$31,773	$32,025
Policyholder account balances	86,379	87,952
Market risk benefit liabilities	8,564	8,063
Other policy-related balances	3,994	3,893
Payables for collateral under securities loaned and other transactions	4,661	4,705
Long-term debt	3,154	3,155
Other liabilities	11,829	9,646
Separate account liabilities	80,821	85,528
Total liabilities	231,175	234,967
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,536,688 and 124,081,967 shares issued, respectively; 57,437,709 and 57,171,217 shares outstanding, respectively	1	1
Additional paid-in capital	13,869	13,870
Retained earnings (deficit)	(1,452)	(686)
Treasury stock, at cost; 67,098,979 and 66,910,750 shares, respectively	(2,699)	(2,688)
Accumulated other comprehensive income (loss)	(4,156)	(3,729)
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,563	6,768
Noncontrolling interests	65	65
Total equity	5,628	6,833
Total liabilities and equity	$236,803	$241,800
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Premiums	$168	$186
Universal life and investment-type product policy fees	533	543
Net investment income	1,258	1,297
Other revenues	129	136
Net investment gains (losses)	(52)	(83)
Net derivative gains (losses)	(509)	311
Total revenues	1,527	2,390
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	637	649
Interest credited to policyholder account balances	493	561
Amortization of deferred policy acquisition costs and value of business acquired	158	148
Change in market risk benefits	748	893
Other expenses	477	493
Total expenses	2,513	2,744
Income (loss) before provision for income tax	(986)	(354)
Provision for income tax expense (benefit)	(222)	(88)
Net income (loss)	(764)	(266)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(766)	(268)
Less: Preferred stock dividends	26	26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(792)	$(294)
Comprehensive income (loss)	$(1,191)	$342
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(1,193)	$340

Earnings per common share
Basic	$(13.82)	$(5.04)
Diluted	$(13.82)	$(5.04)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$1	$13,870	$(686)	$(2,688)	$(3,729)	$6,768	$65	$6,833
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	25		(11)		14		14
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(766)			(766)	2	(764)
Other comprehensive income (loss), net of income tax						(427)	(427)		(427)
Balance at March 31, 2026	$—	$1	$13,869	$(1,452)	$(2,699)	$(4,156)	$5,563	$65	$5,628

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
Treasury stock acquired in connection with share repurchases					(59)		(59)		(59)
Share-based compensation		—	38		(13)		25		25
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(268)			(268)	2	(266)
Other comprehensive income (loss), net of income tax						608	608		608
Balance at March 31, 2025	$—	$1	$13,939	$(1,387)	$(2,644)	$(4,670)	$5,239	$65	$5,304
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(221)	$146
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	3,427	3,140
Trading securities	22	6
Equity securities	2	12
Mortgage loans	825	448
Limited partnerships and limited liability companies	79	87
Purchases of:
Fixed maturity securities	(3,454)	(2,821)
Trading securities	(68)	(18)
Equity securities	—	(8)
Mortgage loans	(664)	(362)
Limited partnerships and limited liability companies	(54)	(65)
Cash received in connection with freestanding derivatives	4,754	3,348
Cash paid in connection with freestanding derivatives	(5,313)	(4,110)
Net change in policy loans	(9)	588
Net change in short-term investments	(33)	318
Net change in other invested assets	1	—
Net cash provided by (used in) investing activities	(485)	563
Cash flows from financing activities
Policyholder account balances:
Deposits	6,986	5,135
Withdrawals	(6,700)	(5,968)
Net change in payables for collateral under securities loaned and other transactions	(44)	13
Long-term debt repaid	(1)	—
Dividends on preferred stock	(26)	(26)
Treasury stock acquired in connection with share repurchases	—	(59)
Financing element on certain derivative instruments and other derivative related transactions, net	24	(167)
Other, net	(13)	(15)
Net cash provided by (used in) financing activities	226	(1,087)
Change in cash, cash equivalents and restricted cash	(480)	(378)
Cash, cash equivalents and restricted cash, beginning of period	5,387	5,045
Cash, cash equivalents and restricted cash, end of period	$4,907	$4,667
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$6	$6
Income tax	$4	$7
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2025 consolidated balance sheet data was derived from audited consolidated financial statements included in Brighthouse Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2025 Annual Report.
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended March 31, 2026.

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
Segment investment and capitalization targets are based on statutory oriented risk principles and metrics. Segment invested assets backing liabilities are based on net statutory liabilities plus excess capital, with excess capital determined based on statutory risk-based capital metrics. Assets in excess of those allocated to the Annuities, Life and Run-off segments, if any, are held in the Corporate & Other segment. Segment net investment income reflects the performance of each segment’s respective invested assets.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
The tables below provide information about the Company’s segments, including significant segment expenses, and reconciliations to Net income (loss) available to common shareholders.

	Three Months Ended March 31, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$799	$241	$354	$133	$1,527
Less: Revenues excluded from adjusted earnings (1)	(556)	(7)	(9)	1
Less: Segment expenses:
Policyholder benefits and claims	124	170	343	—
Interest credited to policyholder account balances, excluding market value adjustments	334	29	53	90
Amortization of DAC and VOBA	137	21	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	360	36	28	15
Less: Provision for income tax expense (benefit)	76	(2)	(13)	(8)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	26
Adjusted earnings (loss)	$324	$(6)	$(48)	$(31)	239

Adjustments for:
Net investment gains (losses)					(52)
Investment gains (losses) on trading securities					(10)
Net derivative gains (losses), excluding investment hedge adjustments of $0					(509)
Change in market risk benefits					(748)
Market value adjustments					13
Provision for income tax (expense) benefit					275
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$(792)

Interest revenue	$771	$98	$268	$131

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
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Annuities	$163,357	$166,867
Life	27,146	27,494
Run-off	24,711	25,455
Corporate & Other	21,589	21,984
Total	$236,803	$241,800

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Annuity products	$584	$592
Life insurance products	241	275
Other products	5	(2)
Total	$830	$865
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months ended March 31, 2026 and 2025.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Three Months Ended March 31,
	2026			2025
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,504	$—	$—	$2,808	$—	$—
Beginning balance at original discount rate	2,747	—	—	3,161	—	—
Effect of actual variances from expected experience	(30)	—	—	(4)	—	—
Adjusted beginning of period balance	2,717	—	—	3,157	—	—
Issuances	2	—	—	5	—	—
Interest accrual	24	—	—	28	—	—
Net premiums collected	(83)	—	—	(83)	—	—
Ending balance at original discount rate	2,660	—	—	3,107	—	—
Effect of changes in discount rate assumptions	(271)	—	—	(320)	—	—
Balance, end of period	$2,389	$—	$—	$2,787	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,053	$3,985	$6,009	$5,325	$3,763	$6,118
Beginning balance at original discount rate	5,513	4,272	6,635	5,989	4,161	6,876
Effect of model refinements	—	—	—	1	—	—
Effect of actual variances from expected experience	(43)	(9)	(1)	2	(21)	(19)
Adjusted beginning of period balance	5,470	4,263	6,634	5,992	4,140	6,857
Issuances	2	100	—	6	81	—
Interest accrual	50	42	72	55	40	74
Benefit payments	(107)	(106)	(136)	(150)	(101)	(133)
Ending balance at original discount rate	5,415	4,299	6,570	5,903	4,160	6,798
Effect of changes in discount rate assumptions	(522)	(347)	(734)	(592)	(350)	(689)
Balance, end of period	$4,893	$3,952	$5,836	$5,311	$3,810	$6,109
Net liability for future policy benefits, end of period	$2,504	$3,952	$5,836	$2,524	$3,810	$6,109
Less: Reinsurance recoverable, end of period	26	31	54	27	31	59
Net liability for future policy benefits, after reinsurance recoverable	$2,478	$3,921	$5,782	$2,497	$3,779	$6,050
Weighted-average duration of liability	7.0 years	7.6 years	11.5 years	7.5 years	7.9 years	11.5 years
Weighted-average interest accretion rate	3.92%	4.13%	4.47%	3.93%	4.05%	4.46%
Current discount rate	5.25%	5.37%	5.67%	5.24%	5.31%	5.54%
Gross premiums or assessments recognized during period	$119	$139	$—	$140	$108	$—
Expected future gross premiums, undiscounted	$4,983	$—	$—	$5,780	$—	$—
Expected future gross premiums, discounted	$3,724	$—	$—	$4,263	$—	$—
Expected future benefit payments, undiscounted	$7,245	$6,041	$12,684	$8,022	$5,859	$13,173
Expected future benefit payments, discounted	$5,415	$4,299	$6,570	$5,903	$4,160	$6,798

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,077	$8,986
Beginning balance before the effect of unrealized gains and losses	10,298	9,277
Effect of actual variances from expected experience	45	63
Adjusted beginning of period balance	10,343	9,340
Interest accrual	126	113
Net assessments collected	122	116
Benefit payments	(124)	(146)
Ending balance before the effect of unrealized gains and losses	10,467	9,423
Effect of unrealized gains and losses	(251)	(250)
Balance, end of period	10,216	9,173
Less: Reinsurance recoverable, end of period	1,818	1,551
Net additional liability, after reinsurance recoverable	$8,398	$7,622
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.95%	4.95%
Gross assessments recognized during period	$257	$257
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	March 31,
	2026	2025
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,508	$21,616
Long-term care insurance (1)	5,046	5,191
ULSG liabilities, including liability for profits followed by losses	58	965
Participating whole life insurance (2)	3,311	3,233
Deferred profit liabilities	457	452
Other	393	377
Total liability for future policy benefits	$31,773	$31,834
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both March 31, 2026 and 2025, and 38% and 39% of gross traditional life insurance premiums for the three months ended March 31, 2026 and 2025, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$2,627	$3,403	$52,594	$13,252	$4,461	$646
Premiums and deposits	61	11	1,955	57	151	—
Surrenders and withdrawals	(19)	(121)	(2,197)	(373)	(6)	—
Benefit payments	(13)	(19)	(113)	(98)	(20)	(5)
Net transfers from (to) separate account	6	17	—	—	—	—
Interest credited	15	24	196	133	38	8
Policy charges	(49)	(5)	(12)	—	(236)	(2)
Changes related to embedded derivatives	1	—	(816)	—	—	—
Balance, end of period	$2,629	$3,310	$51,607	$12,971	$4,388	$647
Weighted-average crediting rate (2)	0.57%	0.71%	0.48%	1.01%	0.86%	1.08%
Three Months Ended March 31, 2025
Balance, beginning of period	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	69	14	1,984	105	157	—
Surrenders and withdrawals	(29)	(147)	(1,614)	(300)	(6)	—
Benefit payments	(17)	(24)	(86)	(95)	(14)	(2)
Net transfers from (to) separate account	6	35	—	—	—	(495)
Interest credited	25	24	192	141	39	6
Policy charges	(47)	(5)	(8)	—	(245)	(2)
Changes related to embedded derivatives	—	—	(1,177)	—	—	—
Balance, end of period	$2,597	$3,730	$47,896	$14,516	$4,710	$673
Weighted-average crediting rate (2)	0.96%	0.63%	0.48%	0.97%	0.82%	0.65%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	March 31,
	2026	2025
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$75,552	$74,122
Funding agreements classified as investment contracts	9,353	10,116
Institutional group annuities	595	401
Other investment contract liabilities	879	979
Total policyholder account balances	$86,379	$85,618

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
March 31, 2026
Annuities (1):
Less than 2.00%	$373	$142	$186	$7,995	$8,696
2.00% to 3.99%	6,180	498	429	324	7,431
Greater than 3.99%	723	—	—	—	723
Total	$7,276	$640	$615	$8,319	$16,850
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$435	$435
2.00% to 3.99%	—	522	44	112	678
Greater than 3.99%	1,452	—	—	—	1,452
Total	$1,452	$522	$44	$547	$2,565
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	946	1,260	1,475	218	3,899
Greater than 3.99%	474	—	—	—	474
Total	$1,420	$1,260	$1,475	$218	$4,373
December 31, 2025
Annuities (1):
Less than 2.00%	$394	$126	$188	$8,134	$8,842
2.00% to 3.99%	6,283	498	517	327	7,625
Greater than 3.99%	740	—	—	—	740
Total	$7,417	$624	$705	$8,461	$17,207
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	529	43	112	684
Greater than 3.99%	1,469	—	—	—	1,469
Total	$1,469	$529	$43	$525	$2,566
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,001	$7,233
Balance, beginning of period, before effect of changes in nonperformance risk	5,413	5,219
Decrements	(26)	(23)
Effect of actual different from expected experience	115	(19)
Effect of changes in interest rates	51	676
Effect of changes in fund returns	242	87
Effect of changes in equity index volatility	122	(21)
Issuances	1	1
Effect of changes in risk margin	7	13
Aging of the block and other	241	269
Balance, end of period, before effect of changes in nonperformance risk	6,166	6,202
Effect of changes in nonperformance risk	1,489	2,049
Balance, end of period	7,655	8,251
Less: Reinsurance recoverable, end of period	21	30
Balance, end of period, net of reinsurance (1)	$7,634	$8,221
Weighted-average attained age of contract holder	74.8 years	74.0 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at March 31, 2026 and 2025, with the exception of $80 million and $30 million, respectively, of index-linked annuity MRBs not included in this table.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Three Months Ended March 31,
	2026			2025
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$75,918	$6,860	$2,457	$77,151	$6,419	$1,808
Premiums and deposits	229	34	—	230	38	—
Surrenders and withdrawals	(2,086)	(69)	(52)	(2,038)	(63)	(3)
Benefit payments	(418)	(18)	(15)	(415)	(28)	(5)
Investment performance	(1,467)	(250)	(41)	(522)	(180)	(32)
Policy charges	(472)	(54)	(16)	(487)	(55)	(17)
Net transfers from (to) general account	(17)	(6)	—	(35)	(6)	495
Other	11	—	3	5	—	3
Balance, end of period	$71,698	$6,497	$2,336	$73,889	$6,125	$2,249
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	March 31,
	2026	2025
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$80,531	$82,263
Variable income annuities	265	239
Pension risk transfer annuities	25	22
Total separate account liabilities	$80,821	$82,524
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Equity securities	$80,615	$85,314
Fixed maturity securities	199	211
Cash and cash equivalents	5	—
Other assets	2	3
Total aggregate estimated fair value of assets	$80,821	$85,528

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
March 31, 2026
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,629	$3,310	$51,607	$12,971	$4,388	$647
Separate account liabilities	6,497	71,698	—	—	—	2,336
Total account balances	$9,126	$75,008	$51,607	$12,971	$4,388	$2,983
Net amount at risk	$30,963	$12,673	N/A	N/A	$61,312	$2,530
Cash surrender value	$8,564	$74,675	$51,576	$13,006	$3,990	$2,780
March 31, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,597	$3,730	$47,896	$14,516	$4,710	$673
Separate account liabilities	6,125	73,889	—	—	—	2,249
Total account balances	$8,722	$77,619	$47,896	$14,516	$4,710	$2,922
Net amount at risk	$32,855	$13,271	N/A	N/A	$63,157	$2,607
Cash surrender value	$8,130	$77,248	$46,235	$14,248	$4,269	$2,692
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Three Months Ended March 31, 2026
DAC:
Balance, beginning of period	$1,949	$120	$1,581	$265	$315
Capitalization	11	1	95	(1)	5
Amortization	(52)	(1)	(77)	(10)	(10)
Balance, end of period	1,908	120	1,599	254	310
VOBA:
Balance, beginning of period	251	51	—	3	32
Amortization	(6)	(1)	—	—	(1)
Balance, end of period	245	50	—	3	31
Total DAC and VOBA:
Balance, end of period	$2,153	$170	$1,599	$257	$341
Three Months Ended March 31, 2025
DAC:
Balance, beginning of period	$2,116	$115	$1,462	$310	$332
Capitalization	10	1	94	—	5
Amortization	(54)	—	(64)	(11)	(10)
Balance, end of period	2,072	116	1,492	299	327
VOBA:
Balance, beginning of period	279	55	—	3	38
Amortization	(7)	(1)	—	—	(1)
Balance, end of period	272	54	—	3	37
Total DAC and VOBA:
Balance, end of period	$2,344	$170	$1,492	$302	$364
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Three Months Ended March 31,
	2026		2025
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$177	$5	$198	$6
Amortization	(5)	—	(5)	—
Balance, end of period	$172	$5	$193	$6

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Three Months Ended March 31,
	2026			2025
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$360	$793	$54	$357	$715	$60
Capitalization	9	35	—	11	39	—
Amortization	(9)	(20)	(2)	(9)	(18)	(2)
Balance, end of period	$360	$808	$52	$359	$736	$58
7. Investments
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	March 31, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$41,570	$33	$288	$3,489	$38,336	$41,590	$27	$443	$3,097	$38,909
Foreign corporate	12,162	17	86	1,128	11,103	12,380	31	145	997	11,497
Residential mortgage-backed securities	9,426	3	68	612	8,879	9,029	3	85	579	8,532
U.S. government and agency	7,248	—	63	648	6,663	7,216	—	105	610	6,711
Asset-backed securities	6,149	10	17	54	6,102	6,081	—	33	55	6,059
Commercial mortgage-backed securities	6,072	2	6	236	5,840	6,086	3	13	226	5,870
State and political subdivision	3,633	—	89	308	3,414	3,691	—	103	300	3,494
Foreign government	946	—	28	79	895	973	—	36	67	942
Total fixed maturity securities	$87,206	$65	$645	$6,554	$81,232	$87,046	$64	$963	$5,931	$82,014
The Company held non-income producing fixed maturity securities with an estimated fair value of $12 million and $14 million at March 31, 2026 and December 31, 2025, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at March 31, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$5,534	$20,219	$13,011	$26,795	$21,647	$87,206
Estimated fair value	$5,515	$19,736	$12,531	$22,629	$20,821	$81,232
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

	March 31, 2026				December 31, 2025
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,832	$458	$18,267	$3,031	$4,160	$395	$19,089	$2,702
Foreign corporate	2,623	164	5,228	964	1,382	179	5,259	818
RMBS	2,120	65	4,123	547	818	49	4,361	530
U.S. government and agency	1,272	27	2,042	621	600	10	2,255	600
ABS	2,240	9	702	45	513	2	751	53
CMBS	1,271	11	3,789	225	329	2	4,291	224
State and political subdivision	422	10	1,675	298	255	7	1,799	293
Foreign government	99	8	505	71	54	5	558	62
Total fixed maturity securities	$18,879	$752	$36,331	$5,802	$8,111	$649	$38,363	$5,282
Total number of securities in an unrealized loss position	2,821		4,897		1,328		5,093

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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $697 million and $671 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued investment income.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $65 million, relating to 22 securities, at March 31, 2026. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	ABS	Total
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$27	$31	$3	$3	$—	$64
Allowance on securities where credit losses were not previously recorded	1	—	—	—	10	11
Reductions for securities sold	(2)	(14)	—	(1)	—	(17)
Change in allowance on securities with an allowance recorded in a previous period	7	—	—	—	—	7
Write-offs charged against allowance (1)	—	—	—	—	—	—
Balance, end of period	$33	$17	$3	$2	$10	$65
Three Months Ended March 31, 2025
Balance, beginning of period	$47	$26	$4	$4	$—	$81
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	2	3	—	(1)	—	4
Write-offs charged against allowance (1)	(27)	—	—	—	—	(27)
Balance, end of period	$21	$29	$4	$2	$—	$56
_______________
(1)The Company did not record any write-offs for the three months ended March 31, 2026. The Company recorded total write-offs of $33 million for the three months ended March 31, 2025.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$12,134	53.6%	$12,323	54.2%
Agricultural	4,644	20.5	4,656	20.5
Residential	6,052	26.8	5,976	26.3
Total mortgage loans (1)	22,830	100.9	22,955	101.0
Allowance for credit losses	(210)	(0.9)	(200)	(1.0)
Total mortgage loans, net	$22,620	100.0%	$22,755	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $296 million and $178 million for the three months ended March 31, 2026 and 2025, respectively, and were primarily comprised of residential mortgage loans.
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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $126 million and $132 million at March 31, 2026 and December 31, 2025, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$134	$20	$46	$200
Current period provision	11	—	(1)	10
Charge-offs, net of recoveries	—	—	—	—
Balance, end of period	$145	$20	$45	$210
Three Months Ended March 31, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	40	4	(1)	43
Charge-offs, net of recoveries	—	(12)	—	(12)
Balance, end of period	$146	$22	$41	$209

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
March 31, 2026
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$98	$423	$668	$136	$437	$4,333	$6,095
65% to 75%	184	262	180	—	583	1,470	2,679
76% to 80%	—	9	—	—	205	696	910
Greater than 80%	—	36	—	—	662	1,752	2,450
Total commercial mortgage loans	282	730	848	136	1,887	8,251	12,134
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	93	418	342	188	555	2,769	4,365
65% to 75%	—	43	—	17	96	117	273
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	3	3
Total agricultural mortgage loans	93	461	342	205	651	2,892	4,644
Residential mortgage loans
Performing	12	1,103	571	154	1,119	2,987	5,946
Nonperforming	—	1	—	—	41	64	106
Total residential mortgage loans	12	1,104	571	154	1,160	3,051	6,052
Total	$387	$2,295	$1,761	$495	$3,698	$14,194	$22,830

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2025	2024	2023	2022	2021	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	March 31, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,901	89.8%	$11,157	90.5%
1.00x - 1.20x	750	6.2	739	6.0
Less than 1.00x	483	4.0	427	3.5
Total	$12,134	100.0%	$12,323	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2026 and December 31, 2025. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	March 31, 2026				December 31, 2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,995	$4,628	$5,945	$22,568	$12,216	$4,648	$5,865	$22,729
30-59 days past due	13	8	1	22	47	—	3	50
60-89 days past due	19	3	34	56	—	—	31	31
90-179 days past due	47	—	21	68	49	—	28	77
180+ days past due	60	5	51	116	11	8	49	68
Total	$12,134	$4,644	$6,052	$22,830	$12,323	$4,656	$5,976	$22,955
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
March 31, 2026	$239	$2	$106	$347
December 31, 2025	$220	$5	$108	$333
_______________
(1) The Company had $51 million and $54 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at March 31, 2026 and December 31, 2025, respectively.
Current period investment income on mortgage loans in nonaccrual status was $2 million and less than $1 million for the three months ended March 31, 2026 and 2025, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the three months ended March 31, 2026 and 2025.
Other Invested Assets
Over 85% of other invested assets is comprised of freestanding derivatives with positive estimated fair values. See Note 8 for information about freestanding derivatives with positive estimated fair values. Other invested assets also includes the Company’s investment in company-owned life insurance, Federal Home Loan Bank (“FHLB”) stock, leveraged leases and tax credit and renewable energy partnerships.

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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Fixed maturity securities	$(5,909)	$(4,968)
Derivatives	323	224
Other	(10)	(9)
Subtotal	(5,596)	(4,753)
Amounts allocated from:
Future policy benefits	524	525
Deferred income tax benefit (expense)	1,065	888
Net unrealized investment gains (losses)	$(4,007)	$(3,340)
The changes in net unrealized investment gains (losses) were as follows:

Three Months Ended March 31, 2026
(In millions)
Balance at December 31, 2025	$(3,340)
Unrealized investment gains (losses) during the period	(843)
Unrealized investment gains (losses) relating to:
Future policy benefits	(1)
Deferred income tax benefit (expense)	177
Balance at March 31, 2026	$(4,007)
Change in net unrealized investment gains (losses)	$(667)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both March 31, 2026 and December 31, 2025.
Securities Lending
Elements of the securities lending program are presented below at:

	March 31, 2026	December 31, 2025
	(In millions)
Securities on loan: (1)
Amortized cost	$3,593	$3,550
Estimated fair value	$3,126	$3,141
Cash collateral received from counterparties (2)	$3,215	$3,225
Reinvestment portfolio — estimated fair value	$3,343	$3,352
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	March 31, 2026				December 31, 2025
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$321	$927	$1,603	$2,851	$417	$663	$1,777	$2,857
U.S. corporate	—	36	274	310	48	256	—	304
Foreign corporate	—	2	44	46	15	47	—	62
Foreign government	1	2	5	8	—	2	—	2
Total	$322	$967	$1,926	$3,215	$480	$968	$1,777	$3,225
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at March 31, 2026 was $314 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS and CMBS) with 50% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at March 31, 2026. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,562	$6,574
Invested assets held in trust (reinsurance agreements) (2)	7,013	7,327
Invested assets pledged as collateral (3)	12,043	10,794
Total invested assets on deposit, held in trust and pledged as collateral	$25,618	$24,695
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $112 million and $126 million of the assets on deposit represents restricted cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $116 million and $331 million of the assets held in trust balance represents restricted cash and cash equivalents at March 31, 2026 and December 31, 2025, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $217 million and $218 million at redemption value at March 31, 2026 and December 31, 2025, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either March 31, 2026 or December 31, 2025.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	March 31, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,674	$13,332	$13,174	$13,780
Limited partnerships and LLCs	4,280	5,235	4,288	5,244
Total	$16,954	$18,567	$17,462	$19,024
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Investment income:
Fixed maturity securities	$916	$924
Trading securities (1)	(3)	11
Mortgage loans	255	257
Policy loans	19	18
Limited partnerships and LLCs (2)	67	71
Cash, cash equivalents and short-term investments	60	72
Other	31	27
Total investment income	1,345	1,380
Less: Investment expenses	87	83
Net investment income	$1,258	$1,297
_______________
(1)Investment gains (losses) related to trading securities still held were ($10) million and $6 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes net investment income pertaining to other limited partnership interests of $64 million and $56 million for the three months ended March 31, 2026 and 2025, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fixed maturity securities	$(39)	$(34)
Equity securities	(2)	(3)
Mortgage loans	(10)	(43)
Limited partnerships and LLCs	—	(1)
Other	(1)	(2)
Total net investment gains (losses)	$(52)	$(83)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for both the three months ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Proceeds	$619	$687
Gross investment gains	$2	$3
Gross investment losses	(24)	(28)
Net investment gains (losses)	$(22)	$(25)
8. Derivatives
Accounting for Derivatives
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for derivatives and the fair value hierarchy for derivatives and the related valuation methodologies.
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
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		March 31, 2026			December 31, 2025
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$—	$—	$500	$—	$4
Foreign currency swaps	Foreign currency exchange rate	3,732	344	58	3,774	272	84
Total qualifying hedges		4,232	344	58	4,274	272	88
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	25,442	125	335	18,366	152	253
Interest rate floors	Interest rate	5,500	—	40	8,000	1	48
Interest rate caps	Interest rate	6,600	12	12	6,100	5	16
Interest rate options	Interest rate	38,700	35	400	26,800	12	444
Interest rate forwards	Interest rate	24,966	106	1,322	23,598	127	1,317
Foreign currency swaps	Foreign currency exchange rate	679	89	2	589	75	4
Foreign currency forwards	Foreign currency exchange rate	387	3	—	420	3	—
Credit default swaps — written	Credit	1,128	19	—	468	11	—
Equity futures	Equity market	3,041	45	42	1,414	6	4
Equity index options	Equity market	87,232	3,466	2,156	69,495	4,530	1,362
Equity total return swaps	Equity market	153,063	4,204	3,496	145,209	1,585	1,698
Total non-designated or non-qualifying derivatives		346,738	8,104	7,805	300,459	6,507	5,146
Total		$350,970	$8,448	$7,863	$304,733	$6,779	$5,234

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
	(In millions)
Three Months Ended March 31, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$—	$4
Foreign currency exchange rate	(2)	(1)	11	—	94
Total cash flow hedges	(2)	(1)	12	—	98
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(190)	—	—	—	—
Foreign currency exchange rate	27	(3)	—	—	—
Credit	(1)	—	—	—	—
Equity market	(1,151)	—	—	—	—
Embedded	812	—	—	—	—
Total non-qualifying hedges	(503)	(3)	—	—	—
Total	$(505)	$(4)	$12	$—	$98
Three Months Ended March 31, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$1	$(7)
Foreign currency exchange rate	3	(3)	13	—	(10)
Total cash flow hedges	6	(3)	14	1	(17)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	388	—	—	—	—
Foreign currency exchange rate	(15)	1	—	—	—
Credit	(1)	—	—	—	—
Equity market	(1,242)	—	—	—	—
Embedded	1,177	—	—	—	—
Total non-qualifying hedges	307	1	—	—	—
Total	$313	$(2)	$14	$1	$(17)
At March 31, 2026 and December 31, 2025, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At March 31, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $323 million and $224 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	March 31, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$1	$95	1.6	$2	$94	1.8
Baa	18	1,010	4.9	8	350	5.0
Ba	—	23	0.7	1	24	1.0
Total	$19	$1,128	4.5	$11	$468	4.1
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
March 31, 2026
Derivative assets	$8,808	$(6,226)	$(1,391)	$1,191	$(1,094)	$97
Derivative liabilities	$8,207	$(6,226)	$—	$1,981	$(1,981)	$—
December 31, 2025
Derivative assets	$6,576	$(3,861)	$(1,382)	$1,333	$(1,331)	$2
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
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
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of March 31, 2026, $1.5 billion of recognized derivative assets were offset by $1.5 billion of recognized derivative liabilities on the consolidated balance sheets.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,981	$1,238
Estimated fair value of collateral provided (2):
Fixed maturity securities	$4,998	$3,685
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

	March 31, 2026
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,566	$770	$38,336
Foreign corporate	—	10,974	129	11,103
RMBS	—	8,790	89	8,879
U.S. government and agency	2,454	4,209	—	6,663
ABS	—	5,810	292	6,102
CMBS	—	5,840	—	5,840
State and political subdivision	—	3,414	—	3,414
Foreign government	—	871	24	895
Total fixed maturity securities	2,454	77,474	1,304	81,232
Trading securities	96	448	—	544
Equity securities	65	5	6	76
Short-term investments	1,011	225	—	1,236
Derivative assets: (1)
Interest rate	—	278	—	278
Foreign currency exchange rate	—	430	6	436
Credit	—	18	1	19
Equity market	45	7,670	—	7,715
Total derivative assets	45	8,396	7	8,448
Embedded derivatives on index-linked annuities (2)	—	—	69	69
Market risk benefit assets	—	—	850	850
Separate account assets	19	80,802	—	80,821
Total assets	$3,690	$167,350	$2,236	$173,276
Liabilities
Market risk benefit liabilities	$—	$—	$8,564	$8,564
Derivative liabilities: (1)
Interest rate	—	2,109	—	2,109
Foreign currency exchange rate	—	60	—	60
Equity market	42	5,652	—	5,694
Total derivative liabilities	42	7,821	—	7,863
Embedded derivatives on index-linked annuities (2)	—	—	10,666	10,666
Total liabilities	$42	$7,821	$19,230	$27,093

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2025
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
(2)Embedded derivative assets on index-linked annuities relate to reinsurance and are reported in premiums and other receivables. Embedded derivative liabilities on index-linked annuities are reported in policyholder account balances.

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the three months ended March 31, 2026.
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

					March 31, 2026			December 31, 2025			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	15.90%	Decrease (2)
			•	Utilization rates	0.00%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.82%	-	29.80%	11.56%	-	33.62%	Increase (5)
			•	Nonperformance risk spread	0.64%	-	1.43%	0.45%	-	1.02%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	0.40%	-	75.00%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	14.90%	(4)
			•	Nonperformance risk spread	0.70%	-	1.98%	0.37%	-	1.80%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$800	$269	$24	$6	$6	$6	$(12,327)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(10)	(10)	—	—	—	1	812
Total realized/unrealized gains (losses) included in AOCI	2	8	—	—	—	—	—
Purchases (5)	151	183	—	—	—	—	—
Sales (5)	(62)	(33)	—	—	(6)	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	918
Transfers into Level 3 (6)	49	—	—	—	—	—	—
Transfers out of Level 3 (6)	(31)	(36)	—	—	—	—	—
Balance, end of period	$899	$381	$24	$6	$—	$7	$(10,597)
Three Months Ended March 31, 2025
Balance, beginning of period	$1,092	$365	$21	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(8)	—	—	(1)	—	—	1,177
Total realized/unrealized gains (losses) included in AOCI	8	(1)	1	—	—	—	—
Purchases (5)	43	69	—	—	—	—	—
Sales (5)	(27)	(32)	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	391
Transfers into Level 3 (6)	4	—	—	—	—	—	—
Transfers out of Level 3 (6)	(446)	(61)	—	—	—	—	—
Balance, end of period	$666	$340	$22	$14	$2	$9	$(9,925)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2026 (7)	$(6)	$(10)	$—	$—	$—	$1	$436
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2026 (7)	$2	$8	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (7)	$24	$—	$—	$(1)	$—	$—	$950
Changes in unrealized gains (losses) included in OCI for the instruments still held as of March 31, 2025 (7)	$(19)	$(2)	$1	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,620	$—	$—	$21,486	$21,486
Policy loans	$1,458	$—	$563	$925	$1,488
Other invested assets	$227	$—	$217	$10	$227
Premiums, reinsurance and other receivables	$7,959	$—	$63	$7,946	$8,009
Liabilities
Policyholder account balances	$28,231	$—	$—	$28,093	$28,093
Long-term debt	$3,154	$—	$2,535	$—	$2,535
Other liabilities	$1,322	$—	$726	$596	$1,322
Separate account liabilities	$1,181	$—	$1,181	$—	$1,181

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,755	$—	$—	$21,732	$21,732
Policy loans	$1,450	$—	$557	$994	$1,551
Other invested assets	$227	$—	$217	$10	$227
Premiums, reinsurance and other receivables	$8,145	$—	$152	$8,045	$8,197
Liabilities
Policyholder account balances	$28,788	$—	$—	$28,728	$28,728
Long-term debt	$3,155	$—	$2,633	$—	$2,633
Other liabilities	$1,291	$—	$683	$608	$1,291
Separate account liabilities	$1,263	$—	$1,263	$—	$1,263
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both March 31, 2026 and December 31, 2025:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended March 31,
	2026		2025
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7
B	$421.88	7	$421.88	7
C	$335.94	8	$335.94	8
D	$289.06	4	$289.06	4
Total		$26		$26
Common Stock Repurchase Program
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2026. During the three months ended March 31, 2025, BHF repurchased 1,062,596 shares of its common stock through open market purchases, pursuant to Rule 10b5-1 plans, for $59 million. At March 31, 2026, BHF had $441 million remaining under its common stock repurchase program. Pursuant to the Merger Agreement, the Company has agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, it will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended March 31, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2025	$(3,517)	$177	$(1,255)	$888	$(22)	$(3,729)
OCI before reclassifications	(968)	98	110	199	(7)	(568)
Deferred income tax benefit (expense) (3)	203	(21)	(23)	(42)	2	119
AOCI before reclassifications, net of income tax	(4,282)	254	(1,168)	1,045	(27)	(4,178)
Amounts reclassified from AOCI	25	1	—	—	1	27
Deferred income tax benefit (expense) (3)	(5)	—	—	—	—	(5)
Amounts reclassified from AOCI, net of income tax	20	1	—	—	1	22
Balance at March 31, 2026	$(4,262)	$255	$(1,168)	$1,045	$(26)	$(4,156)

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2024	$(5,137)	$371	$(1,603)	$1,149	$(58)	$(5,278)
OCI before reclassifications	928	(17)	(27)	(155)	15	744
Deferred income tax benefit (expense) (3)	(194)	4	5	33	(4)	(156)
AOCI before reclassifications, net of income tax	(4,403)	358	(1,625)	1,027	(47)	(4,690)
Amounts reclassified from AOCI	31	(7)	—	—	2	26
Deferred income tax benefit (expense) (3)	(7)	1	—	—	—	(6)
Amounts reclassified from AOCI, net of income tax	24	(6)	—	—	2	20
Balance at March 31, 2025	$(4,379)	$352	$(1,625)	$1,027	$(45)	$(4,670)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended March 31,
	2026	2025
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(23)	$(25)	Net investment gains (losses)
Net unrealized investment gains (losses)	(2)	(6)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(25)	(31)
Income tax (expense) benefit	5	7
Net unrealized investment gains (losses), net of income tax	(20)	(24)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	3	Net derivative gains (losses)
Interest rate swaps	1	1	Net investment income
Foreign currency swaps	(2)	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	(1)	7
Income tax (expense) benefit	—	(1)
Gains (losses) on cash flow hedges, net of income tax	(1)	6
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	(2)
Amortization of defined benefit plans, before income tax	(1)	(2)
Income tax (expense) benefit	—	—
Amortization of defined benefit plans, net of income tax	(1)	(2)
Total reclassifications, net of income tax	$(22)	$(20)

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
Other revenues included 12b-1 fees of $64 million and $65 million for the three months ended March 31, 2026 and 2025, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Compensation	$114	$130
Contracted services and other labor costs	77	72
Transition services agreements	3	3
Premium and other taxes, licenses and fees	15	16
Separate account fees	80	83
Volume related costs, excluding compensation, net of DAC capitalization	132	132
Interest expense on debt	38	38
Other	18	19
Total other expenses	$477	$493
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(792)	$(294)

Weighted average common shares outstanding — basic	57,331,474	58,258,125
Dilutive effect of share-based awards	—	—
Weighted average common shares outstanding — diluted	57,331,474	58,258,125

Earnings per common share:
Basic	$(13.82)	$(5.04)
Diluted	$(13.82)	$(5.04)
The dilutive effect of share-based awards is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to repurchase shares of common stock at the average market price during the period. See Note 12 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information on share-based compensation plans.
For both the three months ended March 31, 2026 and 2025, basic loss per common share equaled diluted loss per common share. Dilutive shares and diluted earnings per share are not applicable when a net loss is reported.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at March 31, 2026.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of March 31, 2026, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax and reinsurance matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $418 million and $436 million at March 31, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.4 billion at both March 31, 2026 and December 31, 2025.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2026; and (iii) our current reports on Form 8-K filed in 2026.
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
•“Industry Trends and Uncertainties” discusses updates and changes to a number of trends and uncertainties included in our 2025 Annual Report that we believe may materially affect our future financial condition, results of operations or cash flows.
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
Our Results of Operations discussion and analysis presents a review for the three months ended March 31, 2026 and 2025 and period-over-period comparisons between these periods.
Executive Summary
We are one of the largest providers of annuity and life insurance products in the U.S. through multiple independent distribution channels and marketing arrangements with a diverse network of distribution partners. We are organized into the following reportable segments: Annuities; Life; Run-off; and Corporate & Other. See “Business — Segment Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” included in our 2025 Annual Report, as well as Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information regarding our segments.

Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Income (loss) available to shareholders before provision for income tax	$(1,014)	$(382)
Less: Provision for income tax expense (benefit)	(222)	(88)
Net income (loss) available to shareholders (1)	$(792)	$(294)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$292	$287
Less: Provision for income tax expense (benefit)	53	52
Adjusted earnings (loss) (1)	$239	$235
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended March 31, 2026, we had a net loss available to shareholders of $792 million and adjusted earnings of $239 million compared to a net loss available to shareholders of $294 million and adjusted earnings of $235 million for the three months ended March 31, 2025. The net loss available to shareholders for the three months ended March 31, 2026 primarily reflects unfavorable changes in our variable annuity and Shield hedges, as well as the estimated fair value of our variable annuity guaranteed benefit riders net of Shield embedded derivatives due to market factors, and net investment losses on sales of fixed maturity securities. These unfavorable impacts were partially offset by favorable pre-tax adjusted earnings.
See “— Non-GAAP Financial Disclosures.” See “— Results of Operations” for a detailed discussion of our results.
Recent Developments
On November 6, 2025, BHF entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aquarian Holdings VI L.P., a Delaware limited partnership (“Aquarian Parent”), Aquarian Beacon Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Aquarian Parent (“Merger Sub”), and Aquarian Holdings LLC, a Delaware limited liability company, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BHF, and the separate corporate existence of Merger Sub will cease, with BHF continuing as the surviving corporation and as a wholly-owned subsidiary of Aquarian Parent (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share, net in cash, without interest and less any amounts that are required to be deducted or withheld under applicable law.
The Merger Agreement was adopted by stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended, has expired. The Merger is expected to close in 2026. However, the completion of the Merger remains subject to the satisfaction or waiver of certain other customary conditions, including receipt of insurance regulatory approvals. See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all” included in our 2025 Annual Report.

Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2025 Annual Report, as amended or supplemented herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield,” “Shield Annuity” and “Shield Annuities”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board (the “Federal Reserve”) decreased the target range for the federal funds rate in September, October and December 2025, and any additional future decrease may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spread, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls, which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
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
We continue to closely monitor political and economic conditions that might contribute to market volatility and their impact on our business operations, investment portfolio and derivatives, such as global inflation, tariffs and sanctions imposed or threatened by the U.S. or foreign governments, higher fuel and energy costs, uncertainty and instability in certain asset classes (including commercial real estate and private credit), supply chain disruptions and recent geopolitical conflicts, including in Europe and the Middle East, as well as the risk of further escalation or expansion of such conflicts. See “— Investments — Current Environment” herein, as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks,” “Risk Factors — Risks Related to Our Investment Portfolio,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments” included in our 2025 Annual Report for a detailed discussion of financial and economic impacts on our business, including the potential impacts of interest rate risk and inflation risk on our investments and overall business.
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2025 Annual Report, as amended or supplemented by our quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
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
The above critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report.
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

Results of Operations
Consolidated Results for the Three Months Ended March 31, 2026 and 2025
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues
Premiums	$168	$186
Universal life and investment-type product policy fees	533	543
Net investment income	1,258	1,297
Other revenues	129	136
Net investment gains (losses)	(52)	(83)
Net derivative gains (losses)	(509)	311
Total revenues	1,527	2,390
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0 and $0, respectively)	637	649
Interest credited to policyholder account balances	493	561
Amortization of DAC and VOBA	158	148
Change in market risk benefits	748	893
Interest expense on debt	38	38
Other expenses	439	455
Total expenses	2,513	2,744
Income (loss) before provision for income tax	(986)	(354)
Provision for income tax expense (benefit)	(222)	(88)
Net income (loss)	(764)	(266)
Less: Net income (loss) attributable to noncontrolling interests	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	(766)	(268)
Less: Preferred stock dividends	26	26
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$(792)	$(294)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Change in market risk benefits	$(748)	$(893)
Net investment gains (losses)	(52)	(83)
Investment gains (losses) on trading securities	(10)	6
Net derivative gains (losses), excluding investment hedge adjustments	(509)	311
Market value adjustments	13	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	292	287
Income (loss) available to shareholders before provision for income tax	(1,014)	(382)
Provision for income tax expense (benefit)	(222)	(88)
Net income (loss) available to shareholders	$(792)	$(294)

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
The loss available to shareholders before provision for income tax was $1.0 billion ($792 million, net of income tax), a higher loss of $632 million ($498 million, net of income tax) from loss available to shareholders before provision for income tax of $382 million ($294 million, net of income tax) in the prior period.
The increase in loss before provision for income tax was driven by the following unfavorable items:
•higher losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2026 and 2025”; and
•losses from the impact of interest rates on derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business, as long-term rates increased in the current period and decreased in the prior period.
The increase in loss before provision for income tax was partially offset by the following favorable items:
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps; and
•net investment gains (losses) reflecting lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 23% in the current period compared to 25% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended March 31, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(970)	$(13)	$(133)	$324	$(792)
Add: Provision for income tax expense (benefit)	76	(2)	66	(362)	(222)
Income (loss) available to shareholders before provision for income tax	(894)	(15)	(67)	(38)	(1,014)
Less: Net investment gains (losses)	(34)	(5)	(8)	(5)	(52)
Less: Investment gains (losses) on trading securities	(10)	—	—	—	(10)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	(512)	(2)	(1)	6	(509)
Less: Change in market risk benefits	(748)	—	—	—	(748)
Less: Market value adjustments	10	—	3	—	13
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	400	(8)	(61)	(39)	292
Less: Provision for income tax expense (benefit)	76	(2)	(13)	(8)	53
Adjusted earnings (loss)	$324	$(6)	$(48)	$(31)	$239

	Three Months Ended March 31, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(339)	$(1)	$(279)	$325	$(294)
Add: Provision for income tax expense (benefit)	73	1	195	(357)	(88)
Income (loss) available to shareholders before provision for income tax	(266)	—	(84)	(32)	(382)
Less: Net investment gains (losses)	(52)	(4)	(18)	(9)	(83)
Less: Investment gains (losses) on trading securities	6	—	—	—	6
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	292	(6)	19	6	311
Less: Change in market risk benefits	(893)	—	—	—	(893)
Less: Market value adjustments	(6)	—	(4)	—	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	387	10	(81)	(29)	287
Less: Provision for income tax expense (benefit)	73	1	(17)	(5)	52
Adjusted earnings (loss)	$314	$9	$(64)	$(24)	$235
Consolidated Results for the Three Months Ended March 31, 2026 and 2025 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fee income	$662	$679
Net investment spread	733	711
Insurance-related activities	(440)	(434)
Amortization of DAC and VOBA	(158)	(148)
Other expenses	(477)	(493)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	292	287
Provision for income tax expense (benefit)	53	52
Adjusted earnings (loss)	$239	$235
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Adjusted earnings were $239 million in the current period, an increase of $4 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦lower interest credited to policyholders due to lower account balances and prior period actuarial modeling improvements in our Annuities segment;
partially offset by
◦lower average invested long-term assets and yields on our institutional spread margin business; and
•lower other expenses due to:
◦lower operational expenses; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.

Key net unfavorable impacts were:
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses;
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our Annuities segment; and
•higher net costs associated with insurance-related activities due to:
◦a net increase in liability balances resulting from actuarial modeling improvements in our Run-off and Life segments;
partially offset by
◦lower claims, net of reinsurance, in our Run-off segment.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 17% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segment Results for the Three Months Ended March 31, 2026 and 2025 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fee income	$505	$526
Net investment spread	437	395
Insurance-related activities	(45)	(45)
Amortization of DAC and VOBA	(137)	(126)
Other expenses	(360)	(363)
Pre-tax adjusted earnings	400	387
Provision for income tax expense (benefit)	76	73
Adjusted earnings	$324	$314
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Adjusted earnings were $324 million in the current period, an increase of $10 million.
Key net favorable impacts were:
•higher net investment spread due to:
◦lower interest credited to policyholders due to actuarial modeling improvements in the prior period and lower account balances; and
◦higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
•lower other expenses due to:
◦lower operational expenses; and
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, a portion of which is offset in fee income.
Key unfavorable impacts were:
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances; and
◦lower asset-based fees resulting from lower average separate account balances, a portion of which is offset in other expenses; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fee income	$61	$63
Net investment spread	40	51
Insurance-related activities	(52)	(37)
Amortization of DAC and VOBA	(21)	(22)
Other expenses	(36)	(45)
Pre-tax adjusted earnings (loss)	(8)	10
Provision for income tax expense (benefit)	(2)	1
Adjusted earnings (loss)	$(6)	$9
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Adjusted loss was $6 million in the current period, a decrease of $15 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦higher non-traditional life claims, net of reinsurance;
partially offset by
◦a decrease in liability balances resulting from actuarial modeling improvements; and
•lower net investment spread due to lower average invested long-term assets.
The key favorable impact was lower other expenses due to lower operational expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 25% in the current period compared to 10% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fee income	$95	$95
Net investment spread	215	212
Insurance-related activities	(343)	(352)
Amortization of DAC and VOBA	—	—
Other expenses	(28)	(36)
Pre-tax adjusted earnings (loss)	(61)	(81)
Provision for income tax expense (benefit)	(13)	(17)
Adjusted earnings (loss)	$(48)	$(64)

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Adjusted loss was $48 million in the current period, a lower loss of $16 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance;
partially offset by
◦an increase in liability balances resulting from actuarial modeling improvements; and
•lower other expenses due to lower operational expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Fee income	$1	$(5)
Net investment spread	41	53
Insurance-related activities	—	—
Amortization of DAC and VOBA	—	—
Other expenses	(53)	(49)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(39)	(29)
Provision for income tax expense (benefit)	(8)	(5)
Adjusted earnings (loss)	$(31)	$(24)
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Adjusted loss was $31 million in the current period, a higher loss of $7 million.
The key unfavorable impact was a lower net investment spread due to lower average invested long-term assets and yields on our institutional spread margin business.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months Ended March 31, 2026 and 2025
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Market risk benefits mark-to-market	$(835)	$(999)
Annuity guaranteed benefit rider fees, net of claims	75	95
Ceded reinsurance	12	11
Total changes attributable to annuity guaranteed benefits	(748)	(893)
Variable annuity and Shield hedges	(1,327)	(877)
Shield embedded derivatives	805	1,171
Total	$(1,270)	$(599)
Three Months Ended March 31, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended March 31, 2026, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing equity markets;
•unfavorable changes in variable annuity and Shield hedges due to decreasing equity markets; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets.
Three Months Ended March 31, 2025
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended March 31, 2025, primarily driven by:
•unfavorable increases in annuity guaranteed benefits liabilities due to decreasing interest rates and equity markets;
•unfavorable changes in variable annuity and Shield hedges due to decreasing equity markets, partially offset by decreasing long-term interest rates; and
•favorable changes in Shield embedded derivatives due to decreasing equity markets.
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
In 2025, the Federal Reserve decreased the target range for the federal funds rate three times — from between 4.25% and 4.50% to between 3.50% and 3.75%. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
Prior period interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of March 31, 2026.
See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
Selected Sector Investments
Market volatility has affected the performance of various asset classes. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations,” and “Risk Factors — Risks Related to Our Investment Portfolio — Ongoing military actions, the continued threat of terrorism, climate change as well as other catastrophic events may adversely affect the value of our investment portfolio and the level of claim losses we incur” included in our 2025 Annual Report.
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

	Three Months Ended March 31,
	2026		2025
	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.39%	$1,310	4.39%	$1,330
Investment fees and expenses (2)	(0.15)	(42)	(0.14)	(39)
Adjusted net investment income (3)	4.24%	$1,268	4.25%	$1,291
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net investment income	$1,258	$1,297
Add: Investment hedge adjustments	—	—
Less: Investment gains (losses) on trading securities	(10)	6
Adjusted net investment income — in the above yield table	$1,268	$1,291
See “— Results of Operations — Consolidated Results for the Three Months Ended March 31, 2026 and 2025” for an analysis of the period-over-period changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	March 31, 2026		December 31, 2025
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,718	82.1%	$67,348	82.1%
Privately-placed	14,514	17.9	14,666	17.9
Total fixed maturity securities	$81,232	100.0%	$82,014	100.0%
Percentage of cash and invested assets	64.3%		65.1%
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
Fixed Maturity Securities Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities Available-For-Sale — Fixed Maturity Securities Credit Quality — Ratings” included in our 2025 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations assigned by and methodologies used by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities and the methodologies adopted by the NAIC for certain Structured Securities.
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		March 31, 2026					December 31, 2025
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,918	$3	$(3,913)	$54,002	66.5%	$57,600	$3	$(3,316)	$54,281	66.2%
2	Baa	26,812	—	(1,885)	24,927	30.7	26,845	—	(1,559)	25,286	30.8
Subtotal investment grade		84,730	3	(5,798)	78,929	97.2%	84,445	3	(4,875)	79,567	97.0%
3	Ba	1,964	—	(66)	1,898	2.3	2,050	—	(41)	2,009	2.4
4	B	348	1	(29)	318	0.4	325	2	(23)	300	0.4
5	Caa and lower	113	31	(7)	75	0.1	178	36	(18)	124	0.2
6	In or near default	51	30	(9)	12	—	48	23	(11)	14	—
Subtotal below investment grade		2,476	62	(111)	2,303	2.8%	2,601	61	(93)	2,447	3.0%
Total fixed maturity securities		$87,206	$65	$(5,909)	$81,232	100.0%	$87,046	$64	$(4,968)	$82,014	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
March 31, 2026
U.S. corporate	$18,258	$18,258	$1,521	$229	$59	$11	$38,336
Foreign corporate	4,973	5,769	294	63	4	—	11,103
RMBS	8,863	8	6	1	1	—	8,879
U.S. government and agency	6,581	82	—	—	—	—	6,663
ABS	5,880	189	14	19	—	—	6,102
CMBS	5,553	230	44	6	6	1	5,840
State and political subdivision	3,353	56	—	—	5	—	3,414
Foreign government	541	335	19	—	—	—	895
Total fixed maturity securities	$54,002	$24,927	$1,898	$318	$75	$12	$81,232
December 31, 2025
U.S. corporate	$18,624	$18,414	$1,565	$236	$56	$14	$38,909
Foreign corporate	5,096	5,975	321	47	58	—	11,497
RMBS	8,509	14	7	1	1	—	8,532
U.S. government and agency	6,628	83	—	—	—	—	6,711
ABS	5,843	182	26	8	—	—	6,059
CMBS	5,563	248	47	8	4	—	5,870
State and political subdivision	3,439	50	—	—	5	—	3,494
Foreign government	579	320	43	—	—	—	942
Total fixed maturity securities	$54,281	$25,286	$2,009	$300	$124	$14	$82,014
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both March 31, 2026 and December 31, 2025. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	March 31, 2026		December 31, 2025
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$16,327	33.0%	$16,541	32.8%
Finance	12,515	25.3	12,736	25.3
Consumer	11,494	23.2	11,743	23.3
Utility	6,455	13.1	6,687	13.3
Communications	2,648	5.4	2,699	5.3
Total	$49,439	100.0%	$50,406	100.0%

Structured Securities
We held $20.8 billion and $20.5 billion of Structured Securities, at estimated fair value, at March 31, 2026 and December 31, 2025, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	March 31, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,723	53.2%	$(186)	$4,551	53.3%	$(158)
Pass-through securities	4,156	46.8	(358)	3,981	46.7	(336)
Total RMBS	$8,879	100.0%	$(544)	$8,532	100.0%	$(494)
Risk profile:
Agency	$6,717	75.7%	$(547)	$6,542	76.7%	$(505)
Prime	229	2.6	(12)	232	2.7	(11)
Alt-A	1,645	18.5	8	1,461	17.1	14
Sub-prime	288	3.2	7	297	3.5	8
Total RMBS	$8,879	100.0%	$(544)	$8,532	100.0%	$(494)
Ratings profile:
Rated Aaa	$1,609	18.1%		$1,425	16.7%
Designated NAIC 1	$8,863	99.8%		$8,509	99.7%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	March 31, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2006 - 2011	$58	$57	$59	$58
2012	—	—	—	—
2013	14	13	16	14
2014	103	94	113	104
2015	180	161	214	194
2016	246	241	322	315
2017	693	679	696	682
2018	1,561	1,519	1,570	1,535
2019	897	834	899	840
2020	502	449	499	449
2021	291	271	353	331
2022	337	333	365	361
2023	63	62	92	92
2024	368	370	345	349
2025	623	622	543	546
2026	136	135	—	—
Total	$6,072	$5,840	$6,086	$5,870
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.0 billion, or 68.6% of total CMBS, and designated NAIC 1 was $5.6 billion, or 95.1% of total CMBS, at March 31, 2026. The estimated fair value of CMBS rated Aaa using rating agency ratings was $3.9 billion, or 67.2% of total CMBS, and designated NAIC 1 was $5.6 billion, or 94.8% of total CMBS, at December 31, 2025.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	March 31, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,819	46.2%	$(5)	$2,884	47.6%	$(5)
Automobile loans	753	12.3	3	757	12.5	8
Consumer loans	480	7.9	(2)	474	7.8	—
Student loans	409	6.7	(6)	424	7.0	(4)
Credit card loans	207	3.4	—	207	3.4	1
Other loans	1,434	23.5	(27)	1,313	21.7	(22)
Total	$6,102	100.0%	$(37)	$6,059	100.0%	$(22)
Ratings profile:
Rated Aaa	$3,969	65.0%		$3,857	63.7%
Designated NAIC 1	$5,880	96.4%		$5,843	96.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	March 31, 2026				December 31, 2025
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$12,134	53.2%	$145	1.2%	$12,323	53.7%	$134	1.1%
Agricultural	4,644	20.3	20	0.4%	4,656	20.3	20	0.4%
Residential	6,052	26.5	45	0.7%	5,976	26.0	46	0.8%
Total	$22,830	100.0%	$210	0.9%	$22,955	100.0%	$200	0.9%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 99% at both March 31, 2026 and December 31, 2025. The remainder was collateralized by properties located outside of the U.S. At March 31, 2026, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 12% for Texas and 7% for New York. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both March 31, 2026 and December 31, 2025. At March 31, 2026, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 36% for California, 9% for Florida and 6% for Texas.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
Pacific	$2,543	21.0%	$2,512	20.4%
South Atlantic	2,525	20.7	2,530	20.4
Middle Atlantic	1,805	14.9	1,940	15.7
West South Central	1,622	13.4	1,596	13.0
Mountain	1,210	10.0	1,132	9.2
East North Central	654	5.4	725	5.9
New England	541	4.5	541	4.4
East South Central	345	2.8	362	2.9
West North Central	344	2.8	352	2.9
International	198	1.6	244	2.0
Multi-region and Other	347	2.9	389	3.2
Total recorded investment	12,134	100.0%	12,323	100.0%
Less: allowance for credit losses	145		134
Carrying value, net of allowance for credit losses	$11,989		$12,189
Property type:
Apartment	$4,733	39.0%	$4,646	37.7%
Office	2,687	22.1	2,793	22.7
Industrial	2,341	19.3	2,448	19.9
Retail	1,563	12.9	1,521	12.3
Hotel	810	6.7	915	7.4
Total recorded investment	12,134	100.0%	12,323	100.0%
Less: allowance for credit losses	145		134
Carrying value, net of allowance for credit losses	$11,989		$12,189
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 68% and 67% at March 31, 2026 and December 31, 2025, respectively, and our average debt-service coverage ratio was 2.2x at both March 31, 2026 and December 31, 2025. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% at both March 31, 2026 and December 31, 2025. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the three months ended March 31, 2026 and 2025.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Other limited partnerships	$4,076	$4,099
Real estate limited partnerships and LLCs (1)	597	597
Total	$4,673	$4,696
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $600 million and $599 million at March 31, 2026 and December 31, 2025, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,448	87.8%	$6,779	85.5%
Company-owned life insurance	837	8.7	822	10.4
Federal Home Loan Bank stock	217	2.3	217	2.7
Leveraged leases, net of non-recourse debt	61	0.6	60	0.8
Tax credit and renewable energy partnerships	43	0.5	44	0.5
Other	11	0.1	10	0.1
Total	$9,617	100.0%	$7,932	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2026 and December 31, 2025; and
•the effects of derivatives in cash flow, fair value or non-qualifying hedge relationships on the statements of operations for the three months ended March 31, 2026 and 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management Strategies” included in our 2025 Annual Report for more information about our hedging strategies. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Annual Actuarial Review” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
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
Derivatives categorized as Level 3 at March 31, 2026 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
Credit Risk
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how we manage credit risk related to derivatives and for the estimated fair value of our net derivative assets and net derivative liabilities after the application of master netting agreements and collateral. See “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
Our policy is not to offset the fair value amounts recognized for derivatives executed with the same counterparty under the same master netting agreement. This policy applies to the recognition of derivatives on the balance sheet and does not affect our legal right of offset.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	March 31, 2026		December 31, 2025
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$1,128	$19	$468	$11
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in our 2025 Annual Report for additional information on the estimates and assumptions that affect embedded derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity and life insurance benefit payments. Amounts for actuarial liabilities are computed and reported in the financial statements in conformity with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Policyholder Liabilities” included in our 2025 Annual Report for more details on policyholder liabilities.
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	March 31, 2026				December 31, 2025
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$27,380	$3,519	$4,460	37.3%	$29,217	$3,170	$4,086	32.1%
GMIB Max with EDB (3)	6,538	6,567	1,219	56.3%	6,758	6,410	1,103	51.6%
GMIB Max without EDB (3)	3,670	53	380	42.2%	3,812	49	330	37.3%
GMWB	18,038	219	350	13.1%	19,094	140	266	9.0%
GMAB	141	1	1	11.0%	162	—	—	0.3%
GMDB only (other than EDB) (3)	16,180	1,002	—	N/A	17,112	930	—	N/A
EDB only (3)	3,061	1,312	—	N/A	3,166	1,216	—	N/A
Total	$75,008	$12,673	$6,410		$79,321	$11,915	$5,785
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $9.4 billion at March 31, 2026.
Our variable annuity MRBs by type of GMxB were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
GMIB	$7,673	$7,298
GMWB	7	5
GMDB	804	745
Total	$8,484	$8,048
The estimated fair value of these guarantees can change significantly due to changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk. See “Risk Factors — Risks Related to Our Business — Differences between actual experience and actuarial assumptions may adversely affect our financial results, capitalization and financial condition” and “Risk Factors — Risks Related to Our Business — Guarantees within certain of our annuity products may decrease our earnings, decrease our capitalization, increase the volatility of our results, result in higher risk management costs and expose us to increased market risk” included in our 2025 Annual Report.
Liquidity and Capital Resources
Our business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility or disruptions in global capital markets, particular markets or financial asset classes can impact us adversely, in part because we have a large investment portfolio and our insurance liabilities and derivatives are sensitive to changing market factors. Changing conditions in the global capital markets and the economy may affect our financing costs and market interest rates for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends and Uncertainties — Financial and Economic Environment,” as well as “Risk Factors — Economic Environment and Capital Markets-Related Risks” and “Risk Factors — Risks Related to Our Investment Portfolio” included in our 2025 Annual Report.
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
We maintain a substantial short-term liquidity position, which was $3.9 billion and $4.3 billion at March 31, 2026 and December 31, 2025, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $48.2 billion and $50.1 billion at March 31, 2026 and December 31, 2025, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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
Under certain adverse market and economic conditions, our access to liquidity may deteriorate, or the cost to access liquidity may increase. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and our access to capital” in our 2025 Annual Report.
Capital
We manage our capital position to maintain our financial strength and credit ratings. We target a combined risk-based capital (“RBC”) ratio of 400% to 450% in normal market conditions. We believe a ratio at this level in normal markets provides us with sufficient capital to absorb risks associated with stressed market scenarios. In addition, our capital position is supported by our ability to generate cash flows within our insurance subsidiaries, our ability to effectively manage the risks of our businesses and our expected ability to borrow funds and raise additional capital to meet operating and growth needs under a variety of market and economic conditions.
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
The Merger Agreement permits us to pay periodic cash dividends on our preferred stock not in excess of $412.50 per share on the 6.600% Non-Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”), $421.875 per share on the 6.750% Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”), $335.9375 per share on the 5.375% Non-Cumulative Preferred Stock, Series C (the “Series C Preferred Stock”), and $289.0625 per share on the 4.625% Non-Cumulative Preferred Stock, Series D (the “Series D Preferred Stock” and, together with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock, the “Preferred Stock”), in each case, per quarter during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, consistent with the per-quarter dividends due under each applicable Certificate of Designations.

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Sources:
Operating activities, net	$—	$146
Investing activities, net	—	563
Changes in policyholder account balances, net	286	—
Changes in payables for collateral under securities loaned and other transactions, net	—	13
Financing element on certain derivative instruments and other derivative related transactions, net	24	—
Total sources	310	722
Uses:
Operating activities, net	221	—
Investing activities, net	485	—
Changes in policyholder account balances, net	—	833
Changes in payables for collateral under securities loaned and other transactions, net	44	—
Long-term debt repaid	1	—
Dividends on preferred stock	26	26
Treasury stock acquired in connection with share repurchases	—	59
Financing element on certain derivative instruments and other derivative related transactions, net	—	167
Other, net	13	15
Total uses	790	1,100
Net increase (decrease) in cash and cash equivalents	$(480)	$(378)
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
Preferred Stock
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 12 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for information on preferred stock issuances.
Funding Agreements
Brighthouse Life Insurance Company issues funding agreements and uses the proceeds from such issuances for spread lending purposes in connection with our institutional spread margin business or to provide additional liquidity. The institutional spread margin business is comprised of funding agreements issued in connection with the programs described in more detail below. Activity related to these programs is reported in the Corporate & Other segment. See Note 3 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for additional information on funding agreements.
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025	2026	2025
	(In millions)
FABR Program	$500	$500	$—	$—	$—	$—
FABCP Program	2,078	2,254	3,469	2,347	3,644	2,510
FABN Program	2,000	2,000	—	—	—	550
FHLB Funding Agreements	4,200	4,200	1,150	425	1,150	400
Farmer Mac Funding Agreements	500	500	—	—	—	200
Total	$9,278	$9,454	$4,619	$2,772	$4,794	$3,660
Debt Issuances
See Note 11 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for information on debt issuances.
Credit and Committed Facilities
See Note 11 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for information regarding our credit and committed facilities.
We have no reason to believe that our lending counterparties would be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At March 31, 2026, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at March 31, 2026. See also “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” included in our 2025 Annual Report.
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
Debt Repayments, Repurchases, Redemptions and Exchanges
See Note 11 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for information on debt repayments and repurchases, as well as debt maturities and the terms of our outstanding long-term debt.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2026 and December 31, 2025, we pledged $23 million and $34 million, respectively, of cash collateral to counterparties. At both March 31, 2026 and December 31, 2025, we were obligated to return cash collateral pledged to us by counterparties of $1.5 billion. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $2.6 billion and $3.2 billion at March 31, 2026 and December 31, 2025, respectively.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.2 billion at both March 31, 2026 and December 31, 2025.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both March 31, 2026 and December 31, 2025.
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
Short-term Liquidity and Liquid Assets
At March 31, 2026 and December 31, 2025, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $659 million and $763 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At March 31, 2026 and December 31, 2025, BHF and certain of its non-insurance subsidiaries had liquid assets of $862 million and $911 million, respectively, of which $827 million and $868 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
The amount of dividends that our insurance subsidiaries can ultimately pay to BHF through their various parent entities provides an additional margin for risk protection and investment in our businesses. Such dividends are constrained by the amount of surplus our insurance subsidiaries hold to maintain their ratings, which is generally higher than minimum RBC requirements. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions by our insurance subsidiaries is governed by the insurance laws and regulations of the states where they are domiciled. Any payment of dividends by Brighthouse Life Insurance Company in 2026 would be subject to Delaware Department of Insurance approval. See Note 12 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for additional information regarding the applicable dividend restrictions and certain of our subsidiaries’ ordinary dividend capacity, as well as the circumstances under which regulatory approval would be required.
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
In connection with the separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”), the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both March 31, 2026 and December 31, 2025 reported in other liabilities, which would be accelerated upon closing of the Merger. See Note 15 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for additional information regarding income tax agreements.
In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital” and “— The Company — Primary Uses of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources and uses of liquidity and capital:
Distributions from and Capital Contributions to BH Holdings
During both the three months ended March 31, 2026 and 2025, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the three months ended March 31, 2026 and 2025, BHF borrowed $108 million and $185 million, respectively, from certain of its non-insurance subsidiaries and repaid $117 million and $227 million of such borrowings during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, BHF had total obligations outstanding of $436 million and $445 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the three months ended March 31, 2026 and 2025, there were no borrowings or repayments by BHF under these facilities and, at both March 31, 2026 and December 31, 2025, BHF had no obligations outstanding under such facilities.

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
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements included and the risks, uncertainties and other factors identified in our 2025 Annual Report, particularly in the sections entitled “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk,” as well as in our other subsequent filings with the SEC. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as otherwise may be required by law.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have exposure to market risk through our insurance operations and general account investment activities. For purposes of this discussion, “market risk” is defined as changes in estimated fair value resulting from changes in interest rates, equity market prices, credit spreads and foreign currency exchange rates. We regularly analyze our market risk exposure. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are significantly exposed to changes in interest rates, and to a lesser extent, to changes in equity market prices and foreign currency exchange rates. We may have additional financial impacts other than changes in estimated fair value, which are beyond the scope of this discussion. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report.

There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in our 2025 Annual Report.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2026.
MetLife provides certain services to the Company through services agreements, some of which are on a transitional basis. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2025 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On November 16, 2023, BHF’s Board of Directors authorized the repurchase of up to $750 million of BHF’s common stock, which does not have an expiration date. Repurchases made under such authorization may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. The Company did not repurchase any shares of its common stock during the first quarter of 2026. In addition, pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries. At March 31, 2026, BHF had $441 million remaining under its common stock repurchase program. See “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” included in our 2025 Annual Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
10.1*#
Form of Restricted Stock Unit Agreement (Employee Plan) for awards with ratable vesting, as amended March 1, 2026 (replaces and updates Exhibit 10.12 to our Annual Report on Form 10-K, filed on February 24, 2026 (our “2025 Annual Report”)).

10.2*#	Form of Restricted Stock Unit Agreement (Employee Plan) for awards with cliff vesting, as amended March 1, 2026 (replaces and updates Exhibit 10.13 to our 2025 Annual Report).
10.3*#
Award Agreement Supplement (Employee Plan) for awards with ratable vesting, cliff vesting and Performance Share Unit and Restricted Stock Unit awards granted in 2026, as amended March 1, 2026 (replaces and updates Exhibits 10.17, 10.18 and 10.19 to our 2025 Annual Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: May 7, 2026