Form 10-Q
period 2026-06-30
Brighthouse Financial, Inc.
filed 2026-08-06
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of July 31, 2026, 57,511,563 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at June 30, 2026 (Unaudited) and December 31, 2025 and for the Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	18
	Note 5 — Separate Accounts	18
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	20
	Note 7 — Investments	21
	Note 8 — Derivatives	33
	Note 9 — Fair Value	39
	Note 10 — Equity	49
	Note 11 — Other Revenues and Other Expenses	52
	Note 12 — Earnings Per Common Share	53
	Note 13 — Contingencies, Commitments and Guarantees	53
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	97
Item 4.	Controls and Procedures	97

Part II — Other Information
Item 1.	Legal Proceedings	97
Item 1A.	Risk Factors	97
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97
Item 5.	Other Information	98
Item 6.	Exhibits	99

Signature		100

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,653 and $87,046, respectively; allowance for credit losses of $64 and $64, respectively)	$80,823	$82,014
Trading securities, at estimated fair value	596	506
Equity securities, at estimated fair value	83	79
Mortgage loans (net of allowance for credit losses of $220 and $200, respectively)	22,607	22,755
Policy loans	1,455	1,450
Limited partnerships and limited liability companies	4,568	4,696
Short-term investments, principally at estimated fair value	960	1,197
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	13,940	7,932
Total investments	125,032	120,629
Cash and cash equivalents	7,105	5,387
Accrued investment income	1,235	1,260
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,757	21,579
Deferred policy acquisition costs and value of business acquired	4,487	4,567
Current income tax recoverable	10	16
Deferred income tax asset	1,535	1,442
Market risk benefit assets	1,025	1,060
Other assets	303	332
Separate account assets	85,691	85,528
Total assets	$247,180	$241,800
Liabilities and Equity
Liabilities
Future policy benefits	$31,940	$32,025
Policyholder account balances	89,076	87,952
Market risk benefit liabilities	7,439	8,063
Other policy-related balances	3,836	3,893
Payables for collateral under securities loaned and other transactions	6,781	4,705
Long-term debt	3,154	3,155
Other liabilities	12,648	9,646
Separate account liabilities	85,691	85,528
Total liabilities	240,565	234,967
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,637,731 and 124,081,967 shares issued, respectively; 57,508,193 and 57,171,217 shares outstanding, respectively	1	1
Additional paid-in capital	13,847	13,870
Retained earnings (deficit)	(471)	(686)
Treasury stock, at cost; 67,129,538 and 66,910,750 shares, respectively	(2,701)	(2,688)
Accumulated other comprehensive income (loss)	(4,126)	(3,729)
Total Brighthouse Financial, Inc.’s stockholders’ equity	6,550	6,768
Noncontrolling interests	65	65
Total equity	6,615	6,833
Total liabilities and equity	$247,180	$241,800
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Premiums	$165	$166	$333	$352
Universal life and investment-type product policy fees	570	553	1,103	1,096
Net investment income	1,241	1,285	2,499	2,582
Other revenues	129	143	258	279
Net investment gains (losses)	(6)	(39)	(58)	(122)
Net derivative gains (losses)	(477)	(1,237)	(986)	(926)
Total revenues	1,622	871	3,149	3,261
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	591	711	1,228	1,360
Interest credited to policyholder account balances	531	537	1,024	1,098
Amortization of deferred policy acquisition costs and value of business acquired	157	149	315	297
Change in market risk benefits	(1,370)	(1,101)	(622)	(208)
Other expenses	487	482	964	975
Total expenses	396	778	2,909	3,522
Income (loss) before provision for income tax	1,226	93	240	(261)
Provision for income tax expense (benefit)	245	8	23	(80)
Net income (loss)	981	85	217	(181)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	981	85	215	(183)
Less: Preferred stock dividends	25	25	51	51
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$956	$60	$164	$(234)
Comprehensive income (loss)	$1,011	$498	$(180)	$840
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	2	2
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$1,011	$498	$(182)	$838

Earnings per common share
Basic	$16.62	$1.03	$2.85	$(4.06)
Diluted	$16.53	$1.02	$2.84	$(4.06)
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$1	$13,870	$(686)	$(2,688)	$(3,729)	$6,768	$65	$6,833
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	25		(11)		14		14
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(766)			(766)	2	(764)
Other comprehensive income (loss), net of income tax						(427)	(427)		(427)
Balance at March 31, 2026	—	1	13,869	(1,452)	(2,699)	(4,156)	5,563	65	5,628
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	3		(2)		1		1
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				981			981	—	981
Other comprehensive income (loss), net of income tax						30	30		30
Balance at June 30, 2026	$—	$1	$13,847	$(471)	$(2,701)	$(4,126)	$6,550	$65	$6,615

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
Treasury stock acquired in connection with share repurchases					(59)		(59)		(59)
Share-based compensation		—	38		(13)		25		25
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(268)			(268)	2	(266)
Other comprehensive income (loss), net of income tax						608	608		608
Balance at March 31, 2025	—	1	13,939	(1,387)	(2,644)	(4,670)	5,239	65	5,304
Treasury stock acquired in connection with share repurchases					(43)		(43)		(43)
Share-based compensation		—	4		—		4		4
Dividends on preferred stock			(25)				(25)		(25)
Change in noncontrolling interests							—	—	—
Net income (loss)				85			85	—	85
Other comprehensive income (loss), net of income tax						413	413		413
Balance at June 30, 2025	$—	$1	$13,918	$(1,302)	$(2,687)	$(4,257)	$5,673	$65	$5,738
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(652)	$145
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	7,055	6,202
Trading securities	33	6
Equity securities	4	30
Mortgage loans	1,556	1,129
Limited partnerships and limited liability companies	162	196
Purchases of:
Fixed maturity securities	(6,370)	(5,382)
Trading securities	(128)	(178)
Equity securities	—	(20)
Mortgage loans	(1,464)	(896)
Limited partnerships and limited liability companies	(101)	(118)
Cash received in connection with freestanding derivatives	10,419	5,332
Cash paid in connection with freestanding derivatives	(11,988)	(6,966)
Net change in policy loans	(5)	599
Net change in short-term investments	251	730
Net change in other invested assets	(6)	11
Net cash provided by (used in) investing activities	(582)	675
Cash flows from financing activities
Policyholder account balances:
Deposits	14,035	9,834
Withdrawals	(13,216)	(9,980)
Net change in payables for collateral under securities loaned and other transactions	2,076	103
Long-term debt repaid	(1)	(1)
Dividends on preferred stock	(51)	(51)
Treasury stock acquired in connection with share repurchases	—	(102)
Financing element on certain derivative instruments and other derivative related transactions, net	125	(114)
Other, net	(16)	(14)
Net cash provided by (used in) financing activities	2,952	(325)
Change in cash, cash equivalents and restricted cash	1,718	495
Cash, cash equivalents and restricted cash, beginning of period	5,387	5,045
Cash, cash equivalents and restricted cash, end of period	$7,105	$5,540
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$75	$75
Income tax	$7	$10
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended June 30, 2026.

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

	Three Months Ended June 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$852	$265	$358	$147	$1,622
Less: Revenues excluded from adjusted earnings (1)	(522)	12	19	10
Less: Segment expenses:
Policyholder benefits and claims	119	148	324	—
Interest credited to policyholder account balances, excluding market value adjustments	345	29	62	91
Amortization of DAC and VOBA	137	20	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	342	63	23	21
Less: Provision for income tax expense (benefit)	82	(3)	(14)	(7)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Less: Preferred stock dividends	—	—	—	25
Adjusted earnings (loss)	$349	$(4)	$(56)	$(31)	258

Adjustments for:
Net investment gains (losses)					(6)
Investment gains (losses) on trading securities					2
Net derivative gains (losses), excluding investment hedge adjustments of $0					(477)
Change in market risk benefits					1,370
Market value adjustments					(4)
Provision for income tax (expense) benefit					(187)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$956

Interest revenue	$799	$66	$242	$132

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Six Months Ended June 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,651	$506	$712	$280	$3,149
Less: Revenues excluded from adjusted earnings (1)	(1,078)	5	10	11
Less: Segment expenses:
Policyholder benefits and claims	243	318	667	—
Interest credited to policyholder account balances, excluding market value adjustments	679	58	115	181
Amortization of DAC and VOBA	274	41	—	—
Interest expense on debt	—	—	—	76
Other expenses (2)	702	99	51	36
Less: Provision for income tax expense (benefit)	158	(5)	(27)	(15)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	51
Adjusted earnings (loss)	$673	$(10)	$(104)	$(62)	497

Adjustments for:
Net investment gains (losses)					(58)
Investment gains (losses) on trading securities					(8)
Net derivative gains (losses), excluding investment hedge adjustments of $0					(986)
Change in market risk benefits					622
Market value adjustments					9
Provision for income tax (expense) benefit					88
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$164

Interest revenue	$1,570	$164	$510	$263

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
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Annuities	$171,197	$166,867
Life	28,055	27,494
Run-off	24,463	25,455
Corporate & Other	23,465	21,984
Total	$247,180	$241,800

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Annuity products	$578	$577	$1,162	$1,168
Life insurance products	278	280	519	556
Other products	8	5	13	3
Total	$864	$862	$1,694	$1,727
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and six months ended June 30, 2026 and 2025.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Six Months Ended June 30,
	2026			2025
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,504	$—	$—	$2,808	$—	$—
Beginning balance at original discount rate	2,747	—	—	3,161	—	—
Effect of model refinements	—	—	—	3	—	—
Effect of actual variances from expected experience	(58)	—	—	(11)	—	—
Adjusted beginning of period balance	2,689	—	—	3,153	—	—
Issuances	6	—	—	8	—	—
Interest accrual	47	—	—	55	—	—
Net premiums collected	(167)	—	—	(186)	—	—
Ending balance at original discount rate	2,575	—	—	3,030	—	—
Effect of changes in discount rate assumptions	(265)	—	—	(302)	—	—
Balance, end of period	$2,310	$—	$—	$2,728	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,053	$3,985	$6,009	$5,325	$3,763	$6,118
Beginning balance at original discount rate	5,513	4,272	6,635	5,989	4,161	6,876
Effect of model refinements	—	—	1	2	—	—
Effect of actual variances from expected experience	(90)	(14)	2	(14)	(27)	(24)
Adjusted beginning of period balance	5,423	4,258	6,638	5,977	4,134	6,852
Issuances	6	212	—	9	185	—
Interest accrual	99	84	143	109	80	148
Benefit payments	(203)	(216)	(275)	(273)	(206)	(269)
Ending balance at original discount rate	5,325	4,338	6,506	5,822	4,193	6,731
Effect of changes in discount rate assumptions	(520)	(349)	(708)	(555)	(327)	(678)
Balance, end of period	$4,805	$3,989	$5,798	$5,267	$3,866	$6,053
Net liability for future policy benefits, end of period	$2,495	$3,989	$5,798	$2,539	$3,866	$6,053
Less: Reinsurance recoverable, end of period	25	32	53	27	32	59
Net liability for future policy benefits, after reinsurance recoverable	$2,470	$3,957	$5,745	$2,512	$3,834	$5,994
Weighted-average duration of liability	6.9 years	7.5 years	11.5 years	7.4 years	7.8 years	11.5 years
Weighted-average interest accretion rate	3.91%	4.14%	4.47%	3.92%	4.08%	4.46%
Current discount rate	5.29%	5.38%	5.64%	5.15%	5.25%	5.54%
Gross premiums or assessments recognized during period	$241	$287	$—	$269	$235	$—
Expected future gross premiums, undiscounted	$4,848	$—	$—	$5,663	$—	$—
Expected future gross premiums, discounted	$3,625	$—	$—	$4,175	$—	$—
Expected future benefit payments, undiscounted	$7,108	$6,079	$12,554	$7,896	$5,900	$13,031
Expected future benefit payments, discounted	$5,325	$4,338	$6,506	$5,822	$4,193	$6,731

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,077	$8,986
Beginning balance before the effect of unrealized gains and losses	10,298	9,277
Effect of actual variances from expected experience	61	83
Adjusted beginning of period balance	10,359	9,360
Interest accrual	253	228
Net assessments collected	250	236
Benefit payments	(198)	(236)
Ending balance before the effect of unrealized gains and losses	10,664	9,588
Effect of unrealized gains and losses	(245)	(252)
Balance, end of period	10,419	9,336
Less: Reinsurance recoverable, end of period	1,844	1,567
Net additional liability, after reinsurance recoverable	$8,575	$7,769
Weighted-average duration of liability	6.6 years	6.6 years
Weighted-average interest accretion rate	4.95%	4.95%
Gross assessments recognized during period	$532	$533
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	June 30,
	2026	2025
	(In millions)
Liabilities reported in the preceding rollforward tables	$22,701	$21,794
Long-term care insurance (1)	4,988	5,153
ULSG liabilities, including liability for profits followed by losses	64	941
Participating whole life insurance (2)	3,324	3,254
Deferred profit liabilities	467	457
Other	396	375
Total liability for future policy benefits	$31,940	$31,974
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both June 30, 2026 and 2025, and 37% and 39% of gross traditional life insurance premiums for the six months ended June 30, 2026 and 2025, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$2,627	$3,403	$52,594	$13,252	$4,461	$646
Premiums and deposits	129	25	4,143	123	302	—
Surrenders and withdrawals	(37)	(253)	(4,606)	(688)	(12)	—
Benefit payments	(28)	(42)	(231)	(184)	(29)	(7)
Net transfers from (to) separate account	13	59	—	—	—	—
Interest credited	50	46	391	266	73	15
Policy charges	(103)	(10)	(23)	—	(474)	(5)
Changes related to embedded derivatives	2	—	2,523	—	—	—
Balance, end of period	$2,653	$3,228	$54,791	$12,769	$4,321	$649
Weighted-average crediting rate (2)	1.90%	1.39%	0.95%	2.05%	1.66%	2.32%
Six Months Ended June 30, 2025
Balance, beginning of period	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	130	26	4,001	520	313	—
Surrenders and withdrawals	(52)	(295)	(3,547)	(666)	(13)	—
Benefit payments	(35)	(44)	(173)	(182)	(49)	(4)
Net transfers from (to) separate account	15	66	—	—	—	(525)
Interest credited	53	50	378	282	77	12
Policy charges	(96)	(11)	(17)	—	(488)	(4)
Changes related to embedded derivatives	—	—	990	—	—	—
Balance, end of period	$2,605	$3,625	$50,237	$14,619	$4,619	$645
Weighted-average crediting rate (2)	2.04%	1.34%	0.96%	1.93%	1.64%	1.45%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	June 30,
	2026	2025
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$78,411	$76,350
Funding agreements classified as investment contracts	9,131	10,174
Institutional group annuities	660	566
Other investment contract liabilities	874	956
Total policyholder account balances	$89,076	$88,046

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
June 30, 2026
Annuities (1):
Less than 2.00%	$357	$132	$185	$7,911	$8,585
2.00% to 3.99%	6,042	493	429	316	7,280
Greater than 3.99%	703	—	—	—	703
Total	$7,102	$625	$614	$8,227	$16,568
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$460	$460
2.00% to 3.99%	—	525	43	112	680
Greater than 3.99%	1,439	—	—	—	1,439
Total	$1,439	$525	$43	$572	$2,579
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	928	1,239	1,454	215	3,836
Greater than 3.99%	471	—	—	—	471
Total	$1,399	$1,239	$1,454	$215	$4,307
December 31, 2025
Annuities (1):
Less than 2.00%	$394	$126	$188	$8,134	$8,842
2.00% to 3.99%	6,283	498	517	327	7,625
Greater than 3.99%	740	—	—	—	740
Total	$7,417	$624	$705	$8,461	$17,207
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	529	43	112	684
Greater than 3.99%	1,469	—	—	—	1,469
Total	$1,469	$529	$43	$525	$2,566
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,001	$7,233
Balance, beginning of period, before effect of changes in nonperformance risk	5,413	5,219
Decrements	(61)	(61)
Effect of actual different from expected experience	139	(28)
Effect of changes in interest rates	(279)	221
Effect of changes in fund returns	(980)	(799)
Effect of changes in equity index volatility	184	98
Issuances	—	(2)
Effect of changes in risk margin	(8)	(11)
Aging of the block and other	499	560
Balance, end of period, before effect of changes in nonperformance risk	4,907	5,197
Effect of changes in nonperformance risk	1,469	1,763
Balance, end of period	6,376	6,960
Less: Reinsurance recoverable, end of period	5	15
Balance, end of period, net of reinsurance (1)	$6,371	$6,945
Weighted-average attained age of contract holder	74.9 years	74.2 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at June 30, 2026 and 2025, with the exception of $43 million and $22 million, respectively, of index-linked annuity MRBs not included in this table.
5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Six Months Ended June 30,
	2026			2025
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$75,918	$6,860	$2,457	$77,151	$6,419	$1,808
Premiums and deposits	476	67	—	478	74	—
Surrenders and withdrawals	(4,218)	(135)	(52)	(3,843)	(114)	(4)
Benefit payments	(846)	(37)	(19)	(848)	(49)	(17)
Investment performance	5,370	574	160	4,925	425	115
Policy charges	(981)	(109)	(25)	(1,003)	(108)	(28)
Net transfers from (to) general account	(59)	(13)	—	(66)	(15)	525
Other	(15)	2	—	(12)	—	—
Balance, end of period	$75,645	$7,209	$2,521	$76,782	$6,632	$2,399

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	June 30,
	2026	2025
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$85,375	$85,813
Variable income annuities	287	248
Pension risk transfer annuities	29	24
Total separate account liabilities	$85,691	$86,085
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Equity securities	$85,484	$85,314
Fixed maturity securities	196	211
Cash and cash equivalents	9	—
Other assets	2	3
Total aggregate estimated fair value of assets	$85,691	$85,528
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
June 30, 2026
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,653	$3,228	$54,791	$12,769	$4,321	$649
Separate account liabilities	7,209	75,645	—	—	—	2,521
Total account balances	$9,862	$78,873	$54,791	$12,769	$4,321	$3,170
Net amount at risk	$30,438	$11,560	N/A	N/A	$60,979	$2,593
Cash surrender value	$9,297	$78,548	$55,964	$12,875	$3,937	$2,967
June 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,605	$3,625	$50,237	$14,619	$4,619	$645
Separate account liabilities	6,632	76,782	—	—	—	2,399
Total account balances	$9,237	$80,407	$50,237	$14,619	$4,619	$3,044
Net amount at risk	$32,356	$12,287	N/A	N/A	$62,652	$2,642
Cash surrender value	$8,642	$80,039	$49,450	$14,509	$4,195	$2,845
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Six Months Ended June 30, 2026
DAC:
Balance, beginning of period	$1,949	$120	$1,581	$265	$315
Capitalization	22	1	203	(1)	10
Amortization	(103)	(1)	(155)	(21)	(18)
Balance, end of period	1,868	120	1,629	243	307
VOBA:
Balance, beginning of period	251	51	—	3	32
Amortization	(13)	(2)	—	—	(2)
Balance, end of period	238	49	—	3	30
Total DAC and VOBA:
Balance, end of period	$2,106	$169	$1,629	$246	$337
Six Months Ended June 30, 2025
DAC:
Balance, beginning of period	$2,116	$115	$1,462	$310	$332
Capitalization	22	3	189	(1)	10
Amortization	(108)	—	(129)	(22)	(19)
Balance, end of period	2,030	118	1,522	287	323
VOBA:
Balance, beginning of period	279	55	—	3	38
Amortization	(14)	(2)	—	—	(3)
Balance, end of period	265	53	—	3	35
Total DAC and VOBA:
Balance, end of period	$2,295	$171	$1,522	$290	$358
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Six Months Ended June 30,
	2026		2025
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$177	$5	$198	$6
Amortization	(10)	—	(11)	—
Balance, end of period	$167	$5	$187	$6

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Six Months Ended June 30,
	2026			2025
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$360	$793	$54	$357	$715	$60
Capitalization	19	70	—	18	79	—
Amortization	(17)	(42)	(3)	(18)	(36)	(3)
Balance, end of period	$362	$821	$51	$357	$758	$57
7. Investments
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	June 30, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$41,313	$32	$261	$3,334	$38,208	$41,590	$27	$443	$3,097	$38,909
Foreign corporate	12,049	17	76	1,065	11,043	12,380	31	145	997	11,497
Residential mortgage-backed securities	9,491	3	64	623	8,929	9,029	3	85	579	8,532
U.S. government and agency	7,536	—	46	655	6,927	7,216	—	105	610	6,711
Asset-backed securities	5,858	10	14	54	5,808	6,081	—	33	55	6,059
Commercial mortgage-backed securities	6,032	2	5	237	5,798	6,086	3	13	226	5,870
State and political subdivision	3,488	—	86	302	3,272	3,691	—	103	300	3,494
Foreign government	886	—	26	74	838	973	—	36	67	942
Total fixed maturity securities	$86,653	$64	$578	$6,344	$80,823	$87,046	$64	$963	$5,931	$82,014
The Company held non-income producing fixed maturity securities with an estimated fair value of $10 million and $14 million at June 30, 2026 and December 31, 2025, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at June 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$5,478	$20,865	$12,774	$26,155	$21,381	$86,653
Estimated fair value	$5,458	$20,284	$12,356	$22,190	$20,535	$80,823
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

	June 30, 2026				December 31, 2025
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$9,655	$427	$18,194	$2,907	$4,160	$395	$19,089	$2,702
Foreign corporate	2,785	137	5,318	928	1,382	179	5,259	818
RMBS	2,484	70	4,026	553	818	49	4,361	530
U.S. government and agency	2,304	29	1,961	626	600	10	2,255	600
ABS	1,815	10	671	44	513	2	751	53
CMBS	1,176	14	3,672	223	329	2	4,291	224
State and political subdivision	495	37	1,515	265	255	7	1,799	293
Foreign government	106	7	448	67	54	5	558	62
Total fixed maturity securities	$20,820	$731	$35,805	$5,613	$8,111	$649	$38,363	$5,282
Total number of securities in an unrealized loss position	2,965		4,807		1,328		5,093
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $669 million and $671 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $64 million, relating to 21 securities, at June 30, 2026. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	ABS	Total
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$27	$31	$3	$3	$—	$64
Allowance on securities where credit losses were not previously recorded	—	—	—	—	10	10
Reductions for securities sold	(3)	(14)	—	(1)	—	(18)
Change in allowance on securities with an allowance recorded in a previous period	8	—	—	—	—	8
Write-offs charged against allowance (1)	—	—	—	—	—	—
Balance, end of period	$32	$17	$3	$2	$10	$64
Six Months Ended June 30, 2025
Balance, beginning of period	$47	$26	$4	$4	$—	$81
Allowance on securities where credit losses were not previously recorded	—	—	—	—	—	—
Reductions for securities sold	(1)	—	—	(1)	—	(2)
Change in allowance on securities with an allowance recorded in a previous period	7	9	(1)	—	—	15
Write-offs charged against allowance (1)	(27)	—	—	—	—	(27)
Balance, end of period	$26	$35	$3	$3	$—	$67
_______________
(1)The Company did not record any write-offs for the six months ended June 30, 2026. The Company recorded total write-offs of $33 million for the six months ended June 30, 2025.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$11,930	52.8%	$12,323	54.2%
Agricultural	4,686	20.7	4,656	20.5
Residential	6,211	27.5	5,976	26.3
Total mortgage loans (1)	22,827	101.0	22,955	101.0
Allowance for credit losses	(220)	(1.0)	(200)	(1.0)
Total mortgage loans, net	$22,607	100.0%	$22,755	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $426 million and $721 million for the three months and six months ended June 30, 2026, respectively, and $379 million and $557 million for the three months and six months ended June 30, 2025, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $128 million and $132 million at June 30, 2026 and December 31, 2025, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$134	$20	$46	$200
Current period provision	29	(1)	(8)	20
Charge-offs, net of recoveries	—	—	—	—
Balance, end of period	$163	$19	$38	$220
Six Months Ended June 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	64	4	(1)	67
Charge-offs, net of recoveries	(24)	(12)	—	(36)
Balance, end of period	$146	$22	$41	$209
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
June 30, 2026
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$157	$423	$634	$136	$436	$4,125	$5,911
65% to 75%	298	238	181	—	583	1,555	2,855
76% to 80%	—	40	—	—	148	556	744
Greater than 80%	—	5	—	—	719	1,696	2,420
Total commercial mortgage loans	455	706	815	136	1,886	7,932	11,930
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	273	329	331	179	562	2,733	4,407
65% to 75%	15	42	—	17	83	116	273
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	3	3
Total agricultural mortgage loans	288	371	331	196	645	2,855	4,686
Residential mortgage loans
Performing	425	1,010	510	143	1,084	2,927	6,099
Nonperforming	—	3	—	—	44	65	112
Total residential mortgage loans	425	1,013	510	143	1,128	2,992	6,211
Total	$1,168	$2,090	$1,656	$475	$3,659	$13,779	$22,827

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2025	2024	2023	2022	2021	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	June 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,471	87.8%	$11,157	90.5%
1.00x - 1.20x	839	7.0	739	6.0
Less than 1.00x	620	5.2	427	3.5
Total	$11,930	100.0%	$12,323	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2026 and December 31, 2025. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	June 30, 2026				December 31, 2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,804	$4,679	$6,001	$22,484	$12,216	$4,648	$5,865	$22,729
30-59 days past due	—	—	98	98	47	—	3	50
60-89 days past due	—	—	35	35	—	—	31	31
90-179 days past due	19	6	33	58	49	—	28	77
180+ days past due	107	1	44	152	11	8	49	68
Total	$11,930	$4,686	$6,211	$22,827	$12,323	$4,656	$5,976	$22,955
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
June 30, 2026	$238	$1	$112	$351
December 31, 2025	$220	$5	$108	$333
_______________
(1) The Company had $50 million and $54 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at June 30, 2026 and December 31, 2025, respectively.
Current period investment income on mortgage loans in nonaccrual status was $3 million for both the six months ended June 30, 2026 and 2025.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the six months ended June 30, 2026 and 2025.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities	$(5,766)	$(4,968)
Derivatives	264	224
Other	(8)	(9)
Subtotal	(5,510)	(4,753)
Amounts allocated from:
Future policy benefits	485	525
Deferred income tax benefit (expense)	1,055	888
Net unrealized investment gains (losses)	$(3,970)	$(3,340)
The changes in net unrealized investment gains (losses) were as follows:

Six Months Ended June 30, 2026
(In millions)
Balance at December 31, 2025	$(3,340)
Unrealized investment gains (losses) during the period	(757)
Unrealized investment gains (losses) relating to:
Future policy benefits	(40)
Deferred income tax benefit (expense)	167
Balance at June 30, 2026	$(3,970)
Change in net unrealized investment gains (losses)	$(630)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both June 30, 2026 and December 31, 2025.
Securities Lending
Elements of the securities lending program are presented below at:

	June 30, 2026	December 31, 2025
	(In millions)
Securities on loan: (1)
Amortized cost	$3,648	$3,550
Estimated fair value	$3,213	$3,141
Cash collateral received from counterparties (2)	$3,323	$3,225
Reinvestment portfolio — estimated fair value	$3,449	$3,352
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	June 30, 2026				December 31, 2025
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$557	$973	$1,433	$2,963	$417	$663	$1,777	$2,857
U.S. corporate	4	38	258	300	48	256	—	304
Foreign corporate	—	1	42	43	15	47	—	62
Foreign government	—	4	13	17	—	2	—	2
Total	$561	$1,016	$1,746	$3,323	$480	$968	$1,777	$3,225
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at June 30, 2026 was $545 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, CMBS and non-agency RMBS) with 51% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at June 30, 2026. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$6,125	$6,574
Invested assets held in trust (reinsurance agreements) (2)	7,203	7,327
Invested assets pledged as collateral (3)	13,105	10,794
Total invested assets on deposit, held in trust and pledged as collateral	$26,433	$24,695
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $142 million and $126 million of the assets on deposit represents restricted cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $242 million and $331 million of the assets held in trust balance represents restricted cash and cash equivalents at June 30, 2026 and December 31, 2025, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $232 million and $218 million at redemption value at June 30, 2026 and December 31, 2025, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either June 30, 2026 or December 31, 2025.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	June 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,482	$13,149	$13,174	$13,780
Limited partnerships and LLCs	4,174	5,095	4,288	5,244
Total	$16,656	$18,244	$17,462	$19,024
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Investment income:
Fixed maturity securities	$943	$924	$1,859	$1,848
Trading securities (1)	8	(1)	5	10
Equity securities	1	1	1	1
Mortgage loans	257	255	512	512
Policy loans	15	19	34	37
Limited partnerships and LLCs (2)	11	80	78	151
Cash, cash equivalents and short-term investments	63	63	123	135
Other	33	25	64	52
Total investment income	1,331	1,366	2,676	2,746
Less: Investment expenses	90	81	177	164
Net investment income	$1,241	$1,285	$2,499	$2,582
_______________
(1)Investment gains (losses) related to trading securities still held were $2 million and ($8) million for the three months and six months ended June 30, 2026, respectively, and ($6) million and less than $1 million for the three months and six months ended June 30, 2025, respectively.
(2)Includes net investment income pertaining to other limited partnership interests of $5 million and $69 million for the three months and six months ended June 30, 2026, respectively, and $63 million and $119 million for the three months and six months ended June 30, 2025, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fixed maturity securities	$(5)	$(23)	$(44)	$(57)
Equity securities	8	3	6	—
Mortgage loans	(10)	(24)	(20)	(67)
Limited partnerships and LLCs	1	1	1	—
Other	—	4	(1)	2
Total net investment gains (losses)	$(6)	$(39)	$(58)	$(122)
Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and six months ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Proceeds	$337	$286	$956	$973
Gross investment gains	$3	$2	$5	$5
Gross investment losses	(7)	(15)	(31)	(43)
Net investment gains (losses)	$(4)	$(13)	$(26)	$(38)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		June 30, 2026			December 31, 2025
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$5	$—	$500	$—	$4
Foreign currency swaps	Foreign currency exchange rate	3,811	291	68	3,774	272	84
Total qualifying hedges		4,311	296	68	4,274	272	88
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	22,527	140	363	18,366	152	253
Interest rate floors	Interest rate	6,000	—	50	8,000	1	48
Interest rate caps	Interest rate	5,600	11	13	6,100	5	16
Interest rate options	Interest rate	46,700	19	416	26,800	12	444
Interest rate forwards	Interest rate	21,719	35	1,023	23,598	127	1,317
Foreign currency swaps	Foreign currency exchange rate	699	80	3	589	75	4
Foreign currency forwards	Foreign currency exchange rate	260	4	—	420	3	—
Credit default swaps — written	Credit	797	16	—	468	11	—
Equity futures	Equity market	993	3	3	1,414	6	4
Equity index options	Equity market	101,124	8,201	2,520	69,495	4,530	1,362
Equity total return swaps	Equity market	148,039	3,944	4,160	145,209	1,585	1,698
Total non-designated or non-qualifying derivatives		354,458	12,453	8,551	300,459	6,507	5,146
Total		$358,769	$12,749	$8,619	$304,733	$6,779	$5,234

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
	(In millions)
Three Months Ended June 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$—	$—	$4
Foreign currency exchange rate	3	(1)	11	—	(59)
Total cash flow hedges	4	(1)	11	—	(55)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(115)	—	—	—	—
Foreign currency exchange rate	(6)	(1)	—	—	—
Credit	7	—	—	—	—
Equity market	2,965	—	—	—	—
Embedded	(3,330)	—	—	—	—
Total non-qualifying hedges	(479)	(1)	—	—	—
Total	$(475)	$(2)	$11	$—	$(55)
Three Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$—	$1	$(5)
Foreign currency exchange rate	—	—	8	—	(251)
Total cash flow hedges	—	—	8	1	(256)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(386)	—	—	—	—
Foreign currency exchange rate	(63)	13	—	—	—
Credit	8	—	—	—	—
Equity market	1,352	—	—	—	—
Embedded	(2,161)	—	—	—	—
Total non-qualifying hedges	(1,250)	13	—	—	—
Total	$(1,250)	$13	$8	$1	$(256)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Six Months Ended June 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$1	$—	$8
Foreign currency exchange rate	1	(2)	22	—	35
Total cash flow hedges	2	(2)	23	—	43
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(305)	—	—	—	—
Foreign currency exchange rate	21	(4)	—	—	—
Credit	6	—	—	—	—
Equity market	1,814	—	—	—	—
Embedded	(2,518)	—	—	—	—
Total non-qualifying hedges	(982)	(4)	—	—	—
Total	$(980)	$(6)	$23	$—	$43
Six Months Ended June 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$1	$2	$(12)
Foreign currency exchange rate	3	(3)	21	—	(261)
Total cash flow hedges	6	(3)	22	2	(273)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	2	—	—	—	—
Foreign currency exchange rate	(78)	14	—	—	—
Credit	7	—	—	—	—
Equity market	110	—	—	—	—
Embedded	(984)	—	—	—	—
Total non-qualifying hedges	(943)	14	—	—	—
Total	$(937)	$11	$22	$2	$(273)
At June 30, 2026 and December 31, 2025, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At June 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $264 million and $224 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	June 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$1	$94	1.3	$2	$94	1.8
Baa	15	680	4.7	8	350	5.0
Ba	—	23	0.5	1	24	1.0
Total	$16	$797	4.2	$11	$468	4.1
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
June 30, 2026
Derivative assets	$12,398	$(7,627)	$(3,444)	$1,327	$(1,249)	$78
Derivative liabilities	$8,337	$(7,627)	$—	$710	$(700)	$10
December 31, 2025
Derivative assets	$6,576	$(3,861)	$(1,382)	$1,333	$(1,331)	$2
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
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
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of June 30, 2026, $2.4 billion of recognized derivative assets were offset by $2.4 billion of recognized derivative liabilities on the consolidated balance sheets.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$710	$1,238
Estimated fair value of collateral provided (2):
Fixed maturity securities	$3,514	$3,685
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

	June 30, 2026
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$37,606	$602	$38,208
Foreign corporate	—	10,746	297	11,043
RMBS	—	8,894	35	8,929
U.S. government and agency	2,680	4,247	—	6,927
ABS	—	5,598	210	5,808
CMBS	—	5,771	27	5,798
State and political subdivision	—	3,272	—	3,272
Foreign government	—	814	24	838
Total fixed maturity securities	2,680	76,948	1,195	80,823
Trading securities	105	491	—	596
Equity securities	70	7	6	83
Short-term investments	699	261	—	960
Derivative assets: (1)
Interest rate	—	210	—	210
Foreign currency exchange rate	—	369	6	375
Credit	—	15	1	16
Equity market	3	12,145	—	12,148
Total derivative assets	3	12,739	7	12,749
Embedded derivatives on index-linked annuities (2)	—	—	72	72
Market risk benefit assets	—	—	1,025	1,025
Separate account assets	20	85,671	—	85,691
Total assets	$3,577	$176,117	$2,305	$181,999
Liabilities
Market risk benefit liabilities	$—	$—	$7,439	$7,439
Derivative liabilities: (1)
Interest rate	—	1,865	—	1,865
Foreign currency exchange rate	—	71	—	71
Equity market	3	6,680	—	6,683
Total derivative liabilities	3	8,616	—	8,619
Embedded derivatives on index-linked annuities (2)	—	—	13,015	13,015
Total liabilities	$3	$8,616	$20,454	$29,073

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the six months ended June 30, 2026.
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

					June 30, 2026			December 31, 2025			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	15.90%	1.00%	-	15.90%	Decrease (2)
			•	Utilization rates	0.80%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	10.68%	-	37.84%	11.56%	-	33.62%	Increase (5)
			•	Nonperformance risk spread	0.42%	-	1.72%	0.45%	-	1.02%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	0.40%	-	75.00%	Decrease (2)
			•	Withdrawal rates	0.50%	-	14.90%	0.50%	-	14.90%	(4)
			•	Nonperformance risk spread	0.27%	-	1.80%	0.37%	-	1.80%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$899	$381	$24	$—	$6	$—	$7	$(10,597)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	1	—	—	—	—	—	(3,330)
Total realized/unrealized gains (losses) included in AOCI	(20)	(2)	—	—	—	—	—	—
Purchases (5)	132	83	—	—	—	—	—	—
Sales (5)	(140)	(29)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	984
Transfers into Level 3 (6)	188	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(160)	(162)	—	—	—	—	—	—
Balance, end of period	$899	$272	$24	$—	$6	$—	$7	$(12,943)
Three Months Ended June 30, 2025
Balance, beginning of period	$666	$340	$22	$—	$14	$2	$9	$(9,925)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(38)	—	—	—	—	—	(1)	(2,161)
Total realized/unrealized gains (losses) included in AOCI	37	(3)	2	—	—	—	—	—
Purchases (5)	63	127	—	3	—	—	—	—
Sales (5)	(10)	(10)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	520
Transfers into Level 3 (6)	54	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(4)	(48)	—	—	—	—	—	—
Balance, end of period	$768	$406	$24	$3	$6	$—	$8	$(11,566)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (7)	$(1)	$—	$—	$—	$—	$—	$—	$(4,176)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2026 (7)	$(11)	$(1)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(5)	$—	$—	$—	$—	$—	$(1)	$(2,430)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$4	$7	$2	$—	$—	$—	$(1)	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$800	$269	$24	$—	$6	$6	$6	$(12,327)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(10)	(9)	—	—	—	—	—	(2,518)
Total realized/unrealized gains (losses) included in AOCI	(21)	7	—	—	—	—	1	—
Purchases (5)	209	106	—	—	—	—	—	—
Sales (5)	(203)	(62)	—	—	—	(6)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,902
Transfers into Level 3 (6)	227	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(103)	(39)	—	—	—	—	—	—
Balance, end of period	$899	$272	$24	$—	$6	$—	$7	$(12,943)
Six Months Ended June 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(13)	—	—	—	(1)	—	(1)	(984)
Total realized/unrealized gains (losses) included in AOCI	12	(5)	3	—	—	—	—	—
Purchases (5)	106	148	—	3	—	—	—	—
Sales (5)	(60)	(42)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	911
Transfers into Level 3 (6)	24	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$768	$406	$24	$3	$6	$—	$8	$(11,566)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (7)	$(7)	$(10)	$—	$—	$—	$—	$—	$(3,364)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2026 (7)	$(17)	$8	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$(1)	$(1,480)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of June 30, 2025 (7)	$11	$(5)	$3	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,607	$—	$—	$21,402	$21,402
Policy loans	$1,455	$—	$565	$911	$1,476
Other invested assets	$241	$—	$232	$9	$241
Premiums, reinsurance and other receivables	$7,948	$—	$125	$7,898	$8,023
Liabilities
Policyholder account balances	$27,619	$—	$—	$27,347	$27,347
Long-term debt	$3,154	$—	$2,551	$—	$2,551
Other liabilities	$1,430	$—	$839	$591	$1,430
Separate account liabilities	$1,330	$—	$1,330	$—	$1,330

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,755	$—	$—	$21,732	$21,732
Policy loans	$1,450	$—	$557	$994	$1,551
Other invested assets	$227	$—	$217	$10	$227
Premiums, reinsurance and other receivables	$8,145	$—	$152	$8,045	$8,197
Liabilities
Policyholder account balances	$28,788	$—	$—	$28,728	$28,728
Long-term debt	$3,155	$—	$2,633	$—	$2,633
Other liabilities	$1,291	$—	$683	$608	$1,291
Separate account liabilities	$1,263	$—	$1,263	$—	$1,263
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both June 30, 2026 and December 31, 2025:

	Shares Authorized	Shares Issued	Shares Outstanding
6.600% Non-Cumulative Preferred Stock, Series A	17,000	17,000	17,000
6.750% Non-Cumulative Preferred Stock, Series B	16,100	16,100	16,100
5.375% Non-Cumulative Preferred Stock, Series C	23,000	23,000	23,000
4.625% Non-Cumulative Preferred Stock, Series D	14,000	14,000	14,000
Not designated	99,929,900	—	—
Total	100,000,000	70,100	70,100
The per share and aggregate dividends declared for BHF’s preferred stock by series were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$412.50	$7	$412.50	$7	$825.00	$14	$825.00	$14
B	$421.88	7	$421.88	7	$843.76	14	$843.76	14
C	$335.94	7	$335.94	7	$671.88	15	$671.88	15
D	$289.06	4	$289.06	4	$578.12	8	$578.12	8
Total		$25		$25		$51		$51
Common Stock Repurchase Program
The Company did not repurchase any shares of its common stock during the six months ended June 30, 2026. During the six months ended June 30, 2025, BHF repurchased 1,844,396 shares of its common stock through open market purchases, pursuant to Rule 10b5-1 plans, for $102 million. At June 30, 2026, BHF had $441 million remaining under its common stock repurchase program. Pursuant to the Merger Agreement, the Company has agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, it will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2026	$(4,262)	$255	$(1,168)	$1,045	$(26)	$(4,156)
OCI before reclassifications	100	(55)	14	(20)	(3)	36
Deferred income tax benefit (expense) (3)	(21)	12	(3)	4	—	(8)
AOCI before reclassifications, net of income tax	(4,183)	212	(1,157)	1,029	(29)	(4,128)
Amounts reclassified from AOCI	6	(4)	—	—	2	4
Deferred income tax benefit (expense) (3)	(2)	1	—	—	(1)	(2)
Amounts reclassified from AOCI, net of income tax	4	(3)	—	—	1	2
Balance at June 30, 2026	$(4,179)	$209	$(1,157)	$1,029	$(28)	$(4,126)

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at March 31, 2025	$(4,379)	$352	$(1,625)	$1,027	$(45)	$(4,670)
OCI before reclassifications	512	(256)	279	(51)	31	515
Deferred income tax benefit (expense) (3)	(108)	53	(58)	10	(6)	(109)
AOCI before reclassifications, net of income tax	(3,975)	149	(1,404)	986	(20)	(4,264)
Amounts reclassified from AOCI	8	—	—	—	1	9
Deferred income tax benefit (expense) (3)	(1)	—	—	—	(1)	(2)
Amounts reclassified from AOCI, net of income tax	7	—	—	—	—	7
Balance at June 30, 2025	$(3,968)	$149	$(1,404)	$986	$(20)	$(4,257)

	Six Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2025	$(3,517)	$177	$(1,255)	$888	$(22)	$(3,729)
OCI before reclassifications	(868)	43	124	179	(10)	(532)
Deferred income tax benefit (expense) (3)	182	(9)	(26)	(38)	2	111
AOCI before reclassifications, net of income tax	(4,203)	211	(1,157)	1,029	(30)	(4,150)
Amounts reclassified from AOCI	31	(3)	—	—	3	31
Deferred income tax benefit (expense) (3)	(7)	1	—	—	(1)	(7)
Amounts reclassified from AOCI, net of income tax	24	(2)	—	—	2	24
Balance at June 30, 2026	$(4,179)	$209	$(1,157)	$1,029	$(28)	$(4,126)

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
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(3)	$(12)	$(26)	$(37)	Net investment gains (losses)
Net unrealized investment gains (losses)	(3)	4	(5)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(6)	(8)	(31)	(39)
Income tax (expense) benefit	2	1	7	8
Net unrealized investment gains (losses), net of income tax	(4)	(7)	(24)	(31)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	1	—	1	3	Net derivative gains (losses)
Interest rate swaps	—	—	1	1	Net investment income
Foreign currency swaps	3	—	1	3	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	4	—	3	7
Income tax (expense) benefit	(1)	—	(1)	(1)
Gains (losses) on cash flow hedges, net of income tax	3	—	2	6
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(2)	(1)	(3)	(3)
Amortization of defined benefit plans, before income tax	(2)	(1)	(3)	(3)
Income tax (expense) benefit	1	1	1	1
Amortization of defined benefit plans, net of income tax	(1)	—	(2)	(2)
Total reclassifications, net of income tax	$(2)	$(7)	$(24)	$(27)

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
Other revenues included 12b-1 fees of $61 million and $125 million for the three months and six months ended June 30, 2026, respectively, and $64 million and $129 million for the three months and six months ended June 30, 2025, respectively, of which substantially all were reported in the Annuities segment.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Compensation	$111	$103	$225	$233
Contracted services and other labor costs	79	76	156	148
Transition services agreements	4	4	7	7
Premium and other taxes, licenses and fees	2	10	17	26
Separate account fees	80	80	160	163
Volume related costs, excluding compensation, net of DAC capitalization	161	153	293	285
Interest expense on debt	38	38	76	76
Other	12	18	30	37
Total other expenses	$487	$482	$964	$975
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$956	$60	$164	$(234)

Weighted average common shares outstanding — basic	57,539,819	57,411,289	57,436,222	57,832,368
Dilutive effect of share-based awards	300,534	322,881	352,194	—
Weighted average common shares outstanding — diluted	57,840,353	57,734,170	57,788,416	57,832,368

Earnings per common share:
Basic	$16.62	$1.03	$2.85	$(4.06)
Diluted	$16.53	$1.02	$2.84	$(4.06)
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
For the six months ended June 30, 2025, basic loss per common share equaled diluted loss per common share. Dilutive shares and diluted earnings per share are not applicable when a net loss is reported.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at June 30, 2026.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
13. Contingencies, Commitments and Guarantees (continued)
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies with the product codes ULX or ULXP that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2026, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition. On July 27, 2026, Brighthouse Life Insurance Company executed a settlement agreement with plaintiff to settle all actual and potential claims on behalf of the putative class defined in the complaint for approximately $9.3 million. The settlement excludes any policies at issue in Richard A. Newton v. Brighthouse Life Insurance Company. The settlement is subject to court approval.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of June 30, 2026, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $100 million relating to certain tax and reinsurance matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $441 million and $436 million at June 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.4 billion at June 30, 2026 and December 31, 2025, respectively.
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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both June 30, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2026; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “First Quarter Form 10-Q”) filed with the SEC on May 7, 2026; and (iv) our current reports on Form 8-K filed in 2026.
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
Our Results of Operations discussion and analysis presents a review for the three months and six months ended June 30, 2026 and 2025 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Income (loss) available to shareholders before provision for income tax	$1,201	$68	$187	$(314)
Less: Provision for income tax expense (benefit)	245	8	23	(80)
Net income (loss) available to shareholders (1)	$956	$60	$164	$(234)

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$316	$244	$608	$531
Less: Provision for income tax expense (benefit)	58	46	111	98
Adjusted earnings (loss) (1)	$258	$198	$497	$433
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended June 30, 2026, we had net income available to shareholders of $956 million and adjusted earnings of $258 million compared to net income available to shareholders of $60 million and adjusted earnings of $198 million for the three months ended June 30, 2025. Net income available to shareholders for the three months ended June 30, 2026 primarily reflects net favorable changes in our variable annuity and Shield hedges, as well as the estimated fair value of variable annuity guaranteed benefit riders net of Shield embedded derivatives due to market factors, and favorable pre-tax adjusted earnings.
For the six months ended June 30, 2026, we had net income available to shareholders of $164 million and adjusted earnings of $497 million compared to a net loss available to shareholders of $234 million and adjusted earnings of $433 million for the six months ended June 30, 2025. Net income available to shareholders for the six months ended June 30, 2026 primarily reflects favorable pre-tax adjusted earnings. These favorable impacts were partially offset by unfavorable changes in our Shield embedded derivatives net of variable annuity and Shield hedges, as well as the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans.
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
The Merger Agreement was adopted by stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. On May 19, 2026, the Financial Industry Regulatory Authority (“FINRA”) approved the change of control of Brighthouse Securities, LLC. In addition, on June 18, 2026, the Committee on Foreign Investment in the United States (“CFIUS”) informed the parties that it had concluded its review and that there were no unresolved national security concerns.

However, the completion of the Merger remains subject to the receipt of insurance regulatory approvals in Delaware, New York and Massachusetts. All other conditions to the closing of the Merger have been satisfied or waived (other than those conditions that, by their terms, are to be satisfied at the closing and are capable of being satisfied at the closing). Accordingly, if the Merger has not closed by September 6, 2026, because the remaining insurance regulatory approvals have not yet been obtained, the Merger Agreement will be automatically extended to December 6, 2026. The Merger is expected to close in 2026. See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all” included in our 2025 Annual Report.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2025 Annual Report, as amended or supplemented by our First Quarter Form 10-Q and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.
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

Results of Operations
Consolidated Results for the Three Months and Six Months Ended June 30, 2026 and 2025
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues
Premiums	$165	$166	$333	$352
Universal life and investment-type product policy fees	570	553	1,103	1,096
Net investment income	1,241	1,285	2,499	2,582
Other revenues	129	143	258	279
Net investment gains (losses)	(6)	(39)	(58)	(122)
Net derivative gains (losses)	(477)	(1,237)	(986)	(926)
Total revenues	1,622	871	3,149	3,261
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $0, $0, $0 and $0, respectively)	591	711	1,228	1,360
Interest credited to policyholder account balances	531	537	1,024	1,098
Amortization of DAC and VOBA	157	149	315	297
Change in market risk benefits	(1,370)	(1,101)	(622)	(208)
Interest expense on debt	38	38	76	76
Other expenses	449	444	888	899
Total expenses	396	778	2,909	3,522
Income (loss) before provision for income tax	1,226	93	240	(261)
Provision for income tax expense (benefit)	245	8	23	(80)
Net income (loss)	981	85	217	(181)
Less: Net income (loss) attributable to noncontrolling interests	—	—	2	2
Net income (loss) attributable to Brighthouse Financial, Inc.	981	85	215	(183)
Less: Preferred stock dividends	25	25	51	51
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$956	$60	$164	$(234)
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Change in market risk benefits	$1,370	$1,101	$622	$208
Net investment gains (losses)	(6)	(39)	(58)	(122)
Investment gains (losses) on trading securities	2	(6)	(8)	—
Net derivative gains (losses), excluding investment hedge adjustments	(477)	(1,238)	(986)	(927)
Market value adjustments	(4)	6	9	(4)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	316	244	608	531
Income (loss) available to shareholders before provision for income tax	1,201	68	187	(314)
Provision for income tax expense (benefit)	245	8	23	(80)
Net income (loss) available to shareholders	$956	$60	$164	$(234)

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Income available to shareholders before provision for income tax was $1.2 billion ($956 million, net of income tax), an increase of $1.1 billion ($896 million, net of income tax) from income available to shareholders before provision for income tax of $68 million ($60 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•higher gains from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2026 and 2025”;
•gains on derivatives used to manage interest rate exposure in our universal life with secondary guarantees (“ULSG”) business from the favorable impact of interest rate movements in the current period compared to the unfavorable impact in the prior period;
•higher pre-tax adjusted earnings, as discussed in greater detail below;
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps; and
•net investment gains (losses) reflecting lower net losses on sales of fixed maturity securities and lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 20% in the current period compared to 9% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Income available to shareholders before provision for income tax was $187 million ($164 million, net of income tax), an increase of $501 million ($398 million, net of income tax) from loss available to shareholders before provision for income tax of $314 million ($234 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2026 and 2025”;
•gains on derivatives used to manage interest rate exposure in our ULSG business from the favorable impact of interest rate movements in the current period compared to the unfavorable impact in the prior period;
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps;
•higher pre-tax adjusted earnings, as discussed in greater detail below; and
•net investment gains (losses) reflecting lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses and lower net losses on sales of fixed maturity securities.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 10% in the current period compared to 31% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended June 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$1,195	$8	$356	$(603)	$956
Add: Provision for income tax expense (benefit)	82	(3)	(409)	575	245
Income (loss) available to shareholders before provision for income tax	1,277	5	(53)	(28)	1,201
Less: Net investment gains (losses)	(18)	—	1	11	(6)
Less: Investment gains (losses) on trading securities	2	—	—	—	2
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	(506)	12	18	(1)	(477)
Less: Change in market risk benefits	1,370	—	—	—	1,370
Less: Market value adjustments	(2)	—	(2)	—	(4)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	431	(7)	(70)	(38)	316
Less: Provision for income tax expense (benefit)	82	(3)	(14)	(7)	58
Adjusted earnings (loss)	$349	$(4)	$(56)	$(31)	$258

	Three Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$310	$(40)	$152	$(362)	$60
Add: Provision for income tax expense (benefit)	78	(7)	(430)	367	8
Income (loss) available to shareholders before provision for income tax	388	(47)	(278)	5	68
Less: Net investment gains (losses)	(71)	—	(4)	36	(39)
Less: Investment gains (losses) on trading securities	(6)	—	—	—	(6)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1	(1,052)	(14)	(169)	(3)	(1,238)
Less: Change in market risk benefits	1,101	—	—	—	1,101
Less: Market value adjustments	6	—	—	—	6
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	410	(33)	(105)	(28)	244
Less: Provision for income tax expense (benefit)	78	(7)	(22)	(3)	46
Adjusted earnings (loss)	$332	$(26)	$(83)	$(25)	$198

	Six Months Ended June 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$225	$(5)	$223	$(279)	$164
Add: Provision for income tax expense (benefit)	158	(5)	(343)	213	23
Income (loss) available to shareholders before provision for income tax	383	(10)	(120)	(66)	187
Less: Net investment gains (losses)	(52)	(5)	(7)	6	(58)
Less: Investment gains (losses) on trading securities	(8)	—	—	—	(8)
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	(1,018)	10	17	5	(986)
Less: Change in market risk benefits	622	—	—	—	622
Less: Market value adjustments	8	—	1	—	9
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	831	(15)	(131)	(77)	608
Less: Provision for income tax expense (benefit)	158	(5)	(27)	(15)	111
Adjusted earnings (loss)	$673	$(10)	$(104)	$(62)	$497

	Six Months Ended June 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(29)	$(41)	$(127)	$(37)	$(234)
Add: Provision for income tax expense (benefit)	151	(6)	(235)	10	(80)
Income (loss) available to shareholders before provision for income tax	122	(47)	(362)	(27)	(314)
Less: Net investment gains (losses)	(123)	(4)	(22)	27	(122)
Less: Investment gains (losses) on trading securities	—	—	—	—	—
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1	(760)	(20)	(150)	3	(927)
Less: Change in market risk benefits	208	—	—	—	208
Less: Market value adjustments	—	—	(4)	—	(4)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	797	(23)	(186)	(57)	531
Less: Provision for income tax expense (benefit)	151	(6)	(39)	(8)	98
Adjusted earnings (loss)	$646	$(17)	$(147)	$(49)	$433

Consolidated Results for the Three Months and Six Months Ended June 30, 2026 and 2025 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$699	$696	$1,361	$1,375
Net investment spread	683	720	1,416	1,431
Insurance-related activities	(397)	(516)	(837)	(950)
Amortization of DAC and VOBA	(157)	(149)	(315)	(297)
Other expenses	(487)	(482)	(964)	(975)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	25	53	53
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	316	244	608	531
Provision for income tax expense (benefit)	58	46	111	98
Adjusted earnings (loss)	$258	$198	$497	$433
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Adjusted earnings were $258 million in the current period, an increase of $60 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance in our Run-off and Life segments;
partially offset by
◦a decrease in income annuity underwriting margins; and
•higher net fee income due to:
◦lower ceded cost of insurance (“COI”) fees consistent with favorable equity market returns in our Life segment, a portion of which are offset in other expenses;
partially offset by
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances.
Key net unfavorable impacts were:
•lower net investment spread due to:
◦lower returns on other limited partnerships;
partially offset by
◦higher yields on long-term assets; and
◦lower interest credited to policyholders in our fixed annuity business resulting from lower account balances;
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our Annuities segment; and
•higher other expenses due to:
◦lower ceded COI expenses consistent with favorable equity market returns in our Life segment, which are offset in fee income; and
◦higher deferred compensation expenses.

The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 17% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Adjusted earnings were $497 million in the current period, an increase of $64 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance, in our Run-off and Life segments;
partially offset by
◦a net increase in liability balances resulting from actuarial modeling improvements in our Run-off and Life segments; and
◦a decrease in income annuity underwriting margins; and
•lower other expenses due to:
◦lower operational expenses;
partially offset by
◦lower ceded COI expenses consistent with favorable equity market returns in our Life segment, which are offset in fee income; and
◦higher deferred compensation expenses.
Key net unfavorable impacts were:
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our Annuities segment;
•lower net investment spread due to:
◦lower returns on other limited partnerships; and
◦lower average invested long-term assets and yields on our institutional spread margin business;
partially offset by
◦higher yields on long-term assets; and
◦lower interest credited to policyholders in our fixed annuity business resulting from lower account balances, as well as prior period actuarial modeling improvements in our Annuities segment; and
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances;
partially offset by
◦lower ceded COI fees consistent with favorable equity market returns in our Life segment, a portion of which are offset in other expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 17% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Segment Results for the Three Months and Six Months Ended June 30, 2026 and 2025 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$507	$514	$1,012	$1,040
Net investment spread	454	403	891	798
Insurance-related activities	(51)	(38)	(96)	(83)
Amortization of DAC and VOBA	(137)	(127)	(274)	(253)
Other expenses	(342)	(342)	(702)	(705)
Pre-tax adjusted earnings	431	410	831	797
Provision for income tax expense (benefit)	82	78	158	151
Adjusted earnings	$349	$332	$673	$646
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Adjusted earnings were $349 million in the current period, an increase of $17 million.
The key favorable impact was a higher net investment spread due to:
•higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
•lower interest credited to policyholders in our fixed annuity business resulting from lower account balances.
Key unfavorable impacts were:
•higher net costs associated with insurance-related activities due to a decrease in income annuity underwriting margins;
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior; and
•lower fee income due to lower reinsurance fees on our fixed annuity business resulting from lower account balances.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Adjusted earnings were $673 million in the current period, an increase of $27 million.
The key net favorable impact was a higher net investment spread due to:
•higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and
•lower interest credited to policyholders in our fixed annuity business resulting from lower account balances, as well as actuarial modeling improvements in the prior period.
Key unfavorable impacts were:
•lower fee income due to lower reinsurance fees on our fixed annuity business resulting from lower account balances;

•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior; and
•higher net costs associated with insurance-related activities due to a decrease in income annuity underwriting margins.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$93	$82	$154	$145
Net investment spread	8	40	48	91
Insurance-related activities	(25)	(80)	(77)	(117)
Amortization of DAC and VOBA	(20)	(22)	(41)	(44)
Other expenses	(63)	(53)	(99)	(98)
Pre-tax adjusted earnings (loss)	(7)	(33)	(15)	(23)
Provision for income tax expense (benefit)	(3)	(7)	(5)	(6)
Adjusted earnings (loss)	$(4)	$(26)	$(10)	$(17)
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Adjusted loss was $4 million in the current period, a lower loss of $22 million.
Key favorable impacts were:
•lower net costs associated with insurance-related activities due to lower claims, net of reinsurance; and
•higher fee income due to lower ceded COI fees consistent with favorable equity market returns, a portion of which are offset in other expenses.
Key unfavorable impacts were:
•lower net investment spread due to lower returns on other limited partnerships; and
•higher other expenses due to lower ceded COI expenses consistent with favorable equity market returns, which are offset in fee income.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 43% in the current period compared to 21% in the prior period. Our effective tax rate may differ from the statutory tax rate primarily due to the impact of the dividends received deduction.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Adjusted loss was $10 million in the current period, a lower loss of $7 million.
Key favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance; and
◦a decrease in liability balances resulting from actuarial modeling improvements; and
•higher fee income due to lower ceded COI fees consistent with favorable equity market returns, a portion of which are offset in other expenses.
The key unfavorable impact was a lower net investment spread due to:
•lower returns on other limited partnerships; and

•lower average invested long-term assets and lower yields.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 33% in the current period compared to 26% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$94	$97	$189	$192
Net investment spread	180	225	395	437
Insurance-related activities	(321)	(398)	(664)	(750)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(23)	(29)	(51)	(65)
Pre-tax adjusted earnings (loss)	(70)	(105)	(131)	(186)
Provision for income tax expense (benefit)	(14)	(22)	(27)	(39)
Adjusted earnings (loss)	$(56)	$(83)	$(104)	$(147)
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Adjusted loss was $56 million in the current period, a lower loss of $27 million.
The key favorable impact was lower net costs associated with insurance-related activities due to lower claims, net of reinsurance.
The key unfavorable impact was a lower net investment spread due to lower returns on other limited partnerships.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 20% in the current period compared to 21% in the prior period.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Adjusted loss was $104 million in the current period, a lower loss of $43 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance;
partially offset by
◦an increase in liability balances resulting from actuarial modeling improvements; and
•lower other expenses due to lower operational expenses.
The key unfavorable impact was a lower net investment spread due to:
•lower returns on other limited partnerships; and
•lower average invested long-term assets.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period.

Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$5	$3	$6	$(2)
Net investment spread	41	52	82	105
Insurance-related activities	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(59)	(58)	(112)	(107)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	25	25	53	53
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(38)	(28)	(77)	(57)
Provision for income tax expense (benefit)	(7)	(3)	(15)	(8)
Adjusted earnings (loss)	$(31)	$(25)	$(62)	$(49)
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Adjusted loss was $31 million in the current period, a higher loss of $6 million.
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
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Adjusted loss was $62 million in the current period, a higher loss of $13 million.
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

Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Six Months Ended June 30, 2026 and 2025
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Market risk benefits mark-to-market	$1,304	$1,020	$469	$21
Annuity guaranteed benefit rider fees, net of claims	84	97	159	192
Ceded reinsurance	(18)	(16)	(6)	(5)
Total changes attributable to annuity guaranteed benefits	1,370	1,101	622	208
Variable annuity and Shield hedges	2,745	1,073	1,418	196
Shield embedded derivatives	(3,209)	(2,103)	(2,404)	(932)
Total	$906	$71	$(364)	$(528)
Three Months Ended June 30, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was favorable for the three months ended June 30, 2026, primarily driven by:
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
•favorable changes in variable annuity and Shield hedges due to increasing equity markets, partially offset by increasing long-term interest rates; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
Six Months Ended June 30, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the six months ended June 30, 2026, primarily driven by:
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
Prior period interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of June 30, 2026.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.32%	$1,282	4.41%	$1,329	4.35%	$2,592	4.40%	$2,659
Investment fees and expenses (2)	(0.15)	(43)	(0.13)	(37)	(0.15)	(85)	(0.13)	(76)
Adjusted net investment income (3)	4.17%	$1,239	4.28%	$1,292	4.20%	$2,507	4.27%	$2,583
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net investment income	$1,241	$1,285	$2,499	$2,582
Add: Investment hedge adjustments	—	1	—	1
Less: Investment gains (losses) on trading securities	2	(6)	(8)	—
Adjusted net investment income — in the above yield table	$1,239	$1,292	$2,507	$2,583
See “— Results of Operations — Consolidated Results for the Three Months and Six Months Ended June 30, 2026 and 2025” for an analysis of the period-over-period changes in net investment income.

Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	June 30, 2026		December 31, 2025
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$66,273	82.0%	$67,348	82.1%
Privately-placed	14,550	18.0	14,666	17.9
Total fixed maturity securities	$80,823	100.0%	$82,014	100.0%
Percentage of cash and invested assets	61.2%		65.1%
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
The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		June 30, 2026					December 31, 2025
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,334	$3	$(3,879)	$53,452	66.1%	$57,600	$3	$(3,316)	$54,281	66.2%
2	Baa	26,799	—	(1,791)	25,008	30.9	26,845	—	(1,559)	25,286	30.8
Subtotal investment grade		84,133	3	(5,670)	78,460	97.0%	84,445	3	(4,875)	79,567	97.0%
3	Ba	1,985	—	(51)	1,934	2.4	2,050	—	(41)	2,009	2.4
4	B	377	—	(30)	347	0.5	325	2	(23)	300	0.4
5	Caa and lower	107	29	(6)	72	0.1	178	36	(18)	124	0.2
6	In or near default	51	32	(9)	10	—	48	23	(11)	14	—
Subtotal below investment grade		2,520	61	(96)	2,363	3.0%	2,601	61	(93)	2,447	3.0%
Total fixed maturity securities		$86,653	$64	$(5,766)	$80,823	100.0%	$87,046	$64	$(4,968)	$82,014	100.0%

The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
June 30, 2026
U.S. corporate	$18,081	$18,249	$1,562	$251	$56	$9	$38,208
Foreign corporate	4,793	5,882	299	65	4	—	11,043
RMBS	8,914	8	6	1	—	—	8,929
U.S. government and agency	6,846	81	—	—	—	—	6,927
ABS	5,597	178	14	18	1	—	5,808
CMBS	5,521	223	35	12	6	1	5,798
State and political subdivision	3,211	56	—	—	5	—	3,272
Foreign government	489	331	18	—	—	—	838
Total fixed maturity securities	$53,452	$25,008	$1,934	$347	$72	$10	$80,823
December 31, 2025
U.S. corporate	$18,624	$18,414	$1,565	$236	$56	$14	$38,909
Foreign corporate	5,096	5,975	321	47	58	—	11,497
RMBS	8,509	14	7	1	1	—	8,532
U.S. government and agency	6,628	83	—	—	—	—	6,711
ABS	5,843	182	26	8	—	—	6,059
CMBS	5,563	248	47	8	4	—	5,870
State and political subdivision	3,439	50	—	—	5	—	3,494
Foreign government	579	320	43	—	—	—	942
Total fixed maturity securities	$54,281	$25,286	$2,009	$300	$124	$14	$82,014
U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both June 30, 2026 and December 31, 2025. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	June 30, 2026		December 31, 2025
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$16,401	33.3%	$16,541	32.8%
Finance	12,309	25.0	12,736	25.3
Consumer	11,450	23.2	11,743	23.3
Utility	6,380	13.0	6,687	13.3
Communications	2,711	5.5	2,699	5.3
Total	$49,251	100.0%	$50,406	100.0%

Structured Securities
We held $20.5 billion of Structured Securities, at estimated fair value, at both June 30, 2026 and December 31, 2025, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	June 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,657	52.2%	$(195)	$4,551	53.3%	$(158)
Pass-through securities	4,272	47.8	(364)	3,981	46.7	(336)
Total RMBS	$8,929	100.0%	$(559)	$8,532	100.0%	$(494)
Risk profile:
Agency	$6,814	76.3%	$(558)	$6,542	76.7%	$(505)
Prime	243	2.7	(13)	232	2.7	(11)
Alt-A	1,595	17.9	6	1,461	17.1	14
Sub-prime	277	3.1	6	297	3.5	8
Total RMBS	$8,929	100.0%	$(559)	$8,532	100.0%	$(494)
Ratings profile:
Rated Aaa	$1,587	17.8%		$1,425	16.7%
Designated NAIC 1	$8,914	99.8%		$8,509	99.7%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	June 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2006 - 2012	$58	$56	$59	$58
2013	14	13	16	14
2014	99	91	113	104
2015	173	156	214	194
2016	196	191	322	315
2017	692	679	696	682
2018	1,555	1,509	1,570	1,535
2019	895	832	899	840
2020	501	449	499	449
2021	222	202	353	331
2022	283	278	365	361
2023	60	59	92	92
2024	357	358	345	349
2025	641	640	543	546
2026	286	285	—	—
Total	$6,032	$5,798	$6,086	$5,870
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.0 billion, or 69.7% of total CMBS, and designated NAIC 1 was $5.5 billion, or 95.2% of total CMBS, at June 30, 2026. The estimated fair value of CMBS rated Aaa using rating agency ratings was $3.9 billion, or 67.2% of total CMBS, and designated NAIC 1 was $5.6 billion, or 94.8% of total CMBS, at December 31, 2025.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	June 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,705	46.6%	$(2)	$2,884	47.6%	$(5)
Automobile loans	702	12.1	1	757	12.5	8
Consumer loans	467	8.0	(3)	474	7.8	—
Student loans	393	6.8	(6)	424	7.0	(4)
Credit card loans	141	2.4	—	207	3.4	1
Other loans	1,400	24.1	(30)	1,313	21.7	(22)
Total	$5,808	100.0%	$(40)	$6,059	100.0%	$(22)
Ratings profile:
Rated Aaa	$3,613	62.2%		$3,857	63.7%
Designated NAIC 1	$5,597	96.4%		$5,843	96.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	June 30, 2026				December 31, 2025
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$11,930	52.3%	$163	1.4%	$12,323	53.7%	$134	1.1%
Agricultural	4,686	20.5	19	0.4%	4,656	20.3	20	0.4%
Residential	6,211	27.2	38	0.6%	5,976	26.0	46	0.8%
Total	$22,827	100.0%	$220	1.0%	$22,955	100.0%	$200	0.9%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 99% at both June 30, 2026 and December 31, 2025. The remainder was collateralized by properties located outside of the U.S. At June 30, 2026, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 12% for Texas and 7% for Florida. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both June 30, 2026 and December 31, 2025. At June 30, 2026, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 36% for California, 9% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,496	20.9%	$2,530	20.4%
Pacific	2,459	20.6	2,512	20.4
Middle Atlantic	1,815	15.2	1,940	15.7
West South Central	1,626	13.6	1,596	13.0
Mountain	1,209	10.1	1,132	9.2
East North Central	602	5.1	725	5.9
New England	534	4.5	541	4.4
East South Central	345	2.9	362	2.9
West North Central	299	2.5	352	2.9
International	198	1.7	244	2.0
Multi-region and Other	347	2.9	389	3.2
Total recorded investment	11,930	100.0%	12,323	100.0%
Less: allowance for credit losses	163		134
Carrying value, net of allowance for credit losses	$11,767		$12,189
Property type:
Apartment	$4,556	38.2%	$4,646	37.7%
Office	2,597	21.8	2,793	22.7
Industrial	2,414	20.2	2,448	19.9
Retail	1,563	13.1	1,521	12.3
Hotel	800	6.7	915	7.4
Total recorded investment	11,930	100.0%	12,323	100.0%
Less: allowance for credit losses	163		134
Carrying value, net of allowance for credit losses	$11,767		$12,189
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 68% and 67% at June 30, 2026 and December 31, 2025, respectively, and our average debt-service coverage ratio was 2.2x at both June 30, 2026 and December 31, 2025. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 46% at both June 30, 2026 and December 31, 2025. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the six months ended June 30, 2026 and 2025.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Other limited partnerships	$3,971	$4,099
Real estate limited partnerships and LLCs (1)	597	597
Total	$4,568	$4,696
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $601 million and $599 million at June 30, 2026 and December 31, 2025, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$12,749	91.4%	$6,779	85.5%
Company-owned life insurance	849	6.1	822	10.4
Federal Home Loan Bank stock	232	1.7	217	2.7
Leveraged leases, net of non-recourse debt	59	0.4	60	0.8
Tax credit and renewable energy partnerships	42	0.3	44	0.5
Other	9	0.1	10	0.1
Total	$13,940	100.0%	$7,932	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2026 and December 31, 2025; and
•the effects of derivatives in cash flow, fair value or non-qualifying hedge relationships on the statements of operations for the six months ended June 30, 2026 and 2025.
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
Derivatives categorized as Level 3 at June 30, 2026 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
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

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	June 30, 2026		December 31, 2025
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$797	$16	$468	$11
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
Market Risk Benefits
We issue certain variable annuity products with guaranteed minimum benefits (“GMxB”) that provide the policyholder a minimum return based on their initial deposit (i.e., the “Benefit Base”) less withdrawals. In some cases, the Benefit Base may be increased by additional deposits, bonus amounts, accruals or optional market value step-ups. Variable annuity guaranteed benefits are classified as MRBs and measured at fair value. Certain index-linked annuity products may also have GMxBs classified as MRBs. See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements and “Quantitative and Qualitative Disclosures About Market Risk.”

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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	June 30, 2026				December 31, 2025
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$28,530	$2,995	$3,902	30.0%	$29,217	$3,170	$4,086	32.1%
GMIB Max with EDB (3)	6,726	6,314	1,122	49.5%	6,758	6,410	1,103	51.6%
GMIB Max without EDB (3)	3,766	24	342	36.2%	3,812	49	330	37.3%
GMWB	19,115	123	246	8.1%	19,094	140	266	9.0%
GMAB	150	—	—	0.4%	162	—	—	0.3%
GMDB only (other than EDB) (3)	17,359	931	—	N/A	17,112	930	—	N/A
EDB only (3)	3,227	1,173	—	N/A	3,166	1,216	—	N/A
Total	$78,873	$11,560	$5,612		$79,321	$11,915	$5,785
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $11.4 billion at June 30, 2026.
Our variable annuity MRBs by type of GMxB were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
GMIB	$6,676	$7,298
GMWB	4	5
GMDB	716	745
Total	$7,396	$8,048
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
We maintain a substantial short-term liquidity position, which was $3.8 billion and $4.3 billion at June 30, 2026 and December 31, 2025, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $49.0 billion and $50.1 billion at June 30, 2026 and December 31, 2025, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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

Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Sources:
Operating activities, net	$—	$145
Investing activities, net	—	675
Changes in policyholder account balances, net	819	—
Changes in payables for collateral under securities loaned and other transactions, net	2,076	103
Financing element on certain derivative instruments and other derivative related transactions, net	125	—
Total sources	3,020	923
Uses:
Operating activities, net	652	—
Investing activities, net	582	—
Changes in policyholder account balances, net	—	146
Long-term debt repaid	1	1
Dividends on preferred stock	51	51
Treasury stock acquired in connection with share repurchases	—	102
Financing element on certain derivative instruments and other derivative related transactions, net	—	114
Other, net	16	14
Total uses	1,302	428
Net increase (decrease) in cash and cash equivalents	$1,718	$495
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

Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
	(In millions)
FABR Program	$500	$500	$—	$—	$—	$—
FABCP Program	1,981	2,254	6,937	3,985	7,210	3,947
FABN Program	1,500	2,000	—	—	500	550
FHLB Funding Agreements	4,500	4,200	2,900	625	2,600	725
Farmer Mac Funding Agreements	600	500	100	—	—	200
Total	$9,081	$9,454	$9,937	$4,610	$10,310	$5,422
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At June 30, 2026, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at June 30, 2026. See also “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” included in our 2025 Annual Report.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2026 and December 31, 2025, we pledged $36 million and $34 million, respectively, of cash collateral to counterparties. At June 30, 2026 and December 31, 2025, we were obligated to return cash collateral pledged to us by counterparties of $3.5 billion and $1.5 billion, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $3.3 billion and $3.2 billion at June 30, 2026 and December 31, 2025, respectively.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.2 billion at June 30, 2026 and December 31, 2025, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged, and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both June 30, 2026 and December 31, 2025.
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
Short-term Liquidity and Liquid Assets
At June 30, 2026 and December 31, 2025, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $737 million and $763 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At June 30, 2026 and December 31, 2025, BHF and certain of its non-insurance subsidiaries had liquid assets of $938 million and $911 million, respectively, of which $794 million and $868 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
In connection with the separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”), the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both June 30, 2026 and December 31, 2025 reported in other liabilities, which would be accelerated upon closing of the Merger. See Note 15 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for additional information regarding income tax agreements.
In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital” and “— The Company — Primary Uses of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources and uses of liquidity and capital:
Distributions from and Capital Contributions to BH Holdings
During both the six months ended June 30, 2026 and 2025, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the six months ended June 30, 2026 and 2025, BHF borrowed $272 million and $398 million, respectively, from certain of its non-insurance subsidiaries and repaid $227 million and $386 million of such borrowings during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, BHF had total obligations outstanding of $490 million and $445 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the six months ended June 30, 2026 and 2025, there were no borrowings or repayments by BHF under these facilities and, at both June 30, 2026 and December 31, 2025, BHF had no obligations outstanding under such facilities.

Note Regarding Forward-Looking Statements
This report and other oral or written statements that we make from time to time may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements using words such as “anticipate,” “estimate,” “expect,” “project,” “may,” “will,” “could,” “intend,” “goal,” “target,” “guidance,” “forecast,” “preliminary,” “objective,” “continue,” “aim,” “plan,” “believe” and other words and terms of similar meaning, or that are tied to future periods, in connection with a discussion of future operating or financial performance. In particular, these include, without limitation, statements relating to the completion of the pending Merger, future actions, prospective services or products, financial projections, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, as well as trends in operating and financial results.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2026.
MetLife provides certain services to the Company through services agreements, some of which are on a transitional basis. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
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
On November 16, 2023, BHF’s Board of Directors authorized the repurchase of up to $750 million of BHF’s common stock, which does not have an expiration date. Repurchases made under such authorization may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. The Company did not repurchase any shares of its common stock during the second quarter of 2026. In addition, pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries. At June 30, 2026, BHF had $441 million remaining under its common stock repurchase program. See “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” included in our 2025 Annual Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common

Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: August 6, 2026