Form 10-Q
period 2026-09-30
Brighthouse Financial, Inc.
filed 2026-11-05
CIK 1685040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 30, 2026, 57,512,254 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Consolidated Financial Statements (at September 30, 2026 (Unaudited) and December 31, 2025 and for the Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)):
	Interim Condensed Consolidated Balance Sheets	2
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements (Unaudited):
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	6
	Note 2 — Segment Information	7
	Note 3 — Insurance Liabilities	14
	Note 4 — Market Risk Benefits	19
	Note 5 — Separate Accounts	20
	Note 6 — Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles	22
	Note 7 — Investments	23
	Note 8 — Derivatives	35
	Note 9 — Fair Value	41
	Note 10 — Equity	51
	Note 11 — Other Revenues and Other Expenses	54
	Note 12 — Earnings Per Common Share	55
	Note 13 — Contingencies, Commitments and Guarantees	56
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	101
Item 4.	Controls and Procedures	101

Part II — Other Information
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	101
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	101
Item 5.	Other Information	102
Item 6.	Exhibits	103

Signature		104

Part I — Financial Information
Item 1. Financial Statements
Brighthouse Financial, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2026 (Unaudited) and December 31, 2025
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $86,330 and $87,046, respectively; allowance for credit losses of $66 and $64, respectively)	$77,333	$82,014
Trading securities, at estimated fair value	551	506
Equity securities, at estimated fair value	85	79
Mortgage loans (net of allowance for credit losses of $254 and $200, respectively)	22,361	22,755
Policy loans	1,465	1,450
Limited partnerships and limited liability companies	4,607	4,696
Short-term investments, principally at estimated fair value	626	1,197
Other invested assets, principally at estimated fair value (net of allowance for credit losses of $0 and $0, respectively)	12,004	7,932
Total investments	119,032	120,629
Cash and cash equivalents	8,527	5,387
Accrued investment income	1,369	1,260
Premiums, reinsurance and other receivables (net of allowance for credit losses of $3 and $3, respectively)	20,262	21,579
Deferred policy acquisition costs and value of business acquired	4,453	4,567
Current income tax recoverable	10	16
Deferred income tax asset	1,953	1,442
Market risk benefit assets	1,104	1,060
Other assets	301	332
Separate account assets	81,648	85,528
Total assets	$238,659	$241,800
Liabilities and Equity
Liabilities
Future policy benefits	$30,778	$32,025
Policyholder account balances	88,803	87,952
Market risk benefit liabilities	6,486	8,063
Other policy-related balances	3,873	3,893
Payables for collateral under securities loaned and other transactions	7,375	4,705
Long-term debt	3,153	3,155
Other liabilities	11,467	9,646
Separate account liabilities	81,648	85,528
Total liabilities	233,583	234,967
Contingencies, Commitments and Guarantees (Note 13)
Equity
Brighthouse Financial, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $1,753 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 1,000,000,000 shares authorized; 124,643,295 and 124,081,967 shares issued, respectively; 57,512,254 and 57,171,217 shares outstanding, respectively	1	1
Additional paid-in capital	13,822	13,870
Retained earnings (deficit)	(143)	(686)
Treasury stock, at cost; 67,131,041 and 66,910,750 shares, respectively	(2,701)	(2,688)
Accumulated other comprehensive income (loss)	(5,968)	(3,729)
Total Brighthouse Financial, Inc.’s stockholders’ equity	5,011	6,768
Noncontrolling interests	65	65
Total equity	5,076	6,833
Total liabilities and equity	$238,659	$241,800
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Premiums	$164	$170	$497	$522
Universal life and investment-type product policy fees	499	531	1,602	1,627
Net investment income	1,257	1,334	3,756	3,916
Other revenues	131	143	389	422
Net investment gains (losses)	(52)	48	(110)	(74)
Net derivative gains (losses)	(1,146)	(410)	(2,132)	(1,336)
Total revenues	853	1,816	4,002	5,077
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $161, ($273), $161 and ($273), respectively)	297	(252)	1,525	1,108
Interest credited to policyholder account balances	445	561	1,469	1,659
Amortization of deferred policy acquisition costs and value of business acquired	159	153	474	450
Change in market risk benefits	(897)	289	(1,519)	81
Other expenses	445	480	1,409	1,455
Total expenses	449	1,231	3,358	4,753
Income (loss) before provision for income tax	404	585	644	324
Provision for income tax expense (benefit)	74	104	97	24
Net income (loss)	330	481	547	300
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	328	479	543	296
Less: Preferred stock dividends	26	26	77	77
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$302	$453	$466	$219
Comprehensive income (loss)	$(1,512)	$718	$(1,692)	$1,558
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	2	4	4
Comprehensive income (loss) attributable to Brighthouse Financial, Inc.	$(1,514)	$716	$(1,696)	$1,554

Earnings per common share
Basic	$5.24	$7.93	$8.10	$3.80
Diluted	$5.21	$7.89	$8.05	$3.78
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Equity
For the Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$1	$13,870	$(686)	$(2,688)	$(3,729)	$6,768	$65	$6,833
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	28		(13)		15		15
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				215			215	2	217
Other comprehensive income (loss), net of income tax						(397)	(397)		(397)
Balance at June 30, 2026	—	1	13,847	(471)	(2,701)	(4,126)	6,550	65	6,615
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	1		—		1		1
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				328			328	2	330
Other comprehensive income (loss), net of income tax						(1,842)	(1,842)		(1,842)
Balance at September 30, 2026	$—	$1	$13,822	$(143)	$(2,701)	$(5,968)	$5,011	$65	$5,076

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Brighthouse Financial, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$1	$13,927	$(1,119)	$(2,572)	$(5,278)	$4,959	$65	$5,024
Treasury stock acquired in connection with share repurchases					(102)		(102)		(102)
Share-based compensation		—	42		(13)		29		29
Dividends on preferred stock			(51)				(51)		(51)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				(183)			(183)	2	(181)
Other comprehensive income (loss), net of income tax						1,021	1,021		1,021
Balance at June 30, 2025	—	1	13,918	(1,302)	(2,687)	(4,257)	5,673	65	5,738
Treasury stock acquired in connection with share repurchases					—		—		—
Share-based compensation		—	1		(1)		—		—
Dividends on preferred stock			(26)				(26)		(26)
Change in noncontrolling interests							—	(2)	(2)
Net income (loss)				479			479	2	481
Other comprehensive income (loss), net of income tax						237	237		237
Balance at September 30, 2025	$—	$1	$13,893	$(823)	$(2,688)	$(4,020)	$6,363	$65	$6,428
See accompanying notes to the interim condensed consolidated financial statements.

Brighthouse Financial, Inc.
Interim Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(1,128)	$262
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,903	9,560
Trading securities	44	27
Equity securities	10	36
Mortgage loans	2,296	1,650
Limited partnerships and limited liability companies	219	392
Purchases of:
Fixed maturity securities	(9,915)	(8,716)
Trading securities	(145)	(198)
Equity securities	(3)	(20)
Mortgage loans	(1,938)	(1,364)
Limited partnerships and limited liability companies	(164)	(216)
Cash received in connection with freestanding derivatives	16,679	12,123
Cash paid in connection with freestanding derivatives	(18,492)	(12,945)
Net change in policy loans	(15)	585
Net change in short-term investments	588	1,123
Net change in other invested assets	1	10
Net cash provided by (used in) investing activities	68	2,047
Cash flows from financing activities
Policyholder account balances:
Deposits	21,311	14,589
Withdrawals	(19,831)	(15,225)
Net change in payables for collateral under securities loaned and other transactions	2,670	456
Long-term debt repaid	(3)	(1)
Dividends on preferred stock	(77)	(77)
Treasury stock acquired in connection with share repurchases	—	(102)
Financing element on certain derivative instruments and other derivative related transactions, net	147	(371)
Other, net	(17)	(17)
Net cash provided by (used in) financing activities	4,200	(748)
Change in cash, cash equivalents and restricted cash	3,140	1,561
Cash, cash equivalents and restricted cash, beginning of period	5,387	5,045
Cash, cash equivalents and restricted cash, end of period	$8,527	$6,606
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$81	$82
Income tax	$9	$12
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
Adoption of New Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. There were no significant ASUs adopted during the period ended September 30, 2026.

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

	Three Months Ended September 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$301	$267	$121	$164	$853
Less: Revenues excluded from adjusted earnings (1)	(1,032)	(1)	(245)	27
Less: Segment expenses:
Policyholder benefits and claims	138	81	78	—
Interest credited to policyholder account balances, excluding market value adjustments	337	24	56	96
Amortization of DAC and VOBA	138	21	—	—
Interest expense on debt	—	—	—	38
Other expenses (2)	348	27	23	9
Less: Provision for income tax expense (benefit)	71	24	43	(3)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	2
Less: Preferred stock dividends	—	—	—	26
Adjusted earnings (loss)	$301	$91	$166	$(31)	527

Adjustments for:
Net investment gains (losses)					(52)
Investment gains (losses) on trading securities					(55)
Net derivative gains (losses), excluding investment hedge adjustments of ($2)					(1,144)
Change in market risk benefits					897
Market value adjustments					68
Provision for income tax (expense) benefit					61
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$302

Interest revenue	$783	$109	$283	$135

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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)

	Nine Months Ended September 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Total revenues	$1,952	$773	$833	$444	$4,002
Less: Revenues excluded from adjusted earnings (1)	(2,110)	4	(235)	38
Less: Segment expenses:
Policyholder benefits and claims	381	399	745	—
Interest credited to policyholder account balances, excluding market value adjustments	1,016	82	171	277
Amortization of DAC and VOBA	412	62	—	—
Interest expense on debt	—	—	—	114
Other expenses (2)	1,050	126	74	45
Less: Provision for income tax expense (benefit)	229	19	16	(18)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	4
Less: Preferred stock dividends	—	—	—	77
Adjusted earnings (loss)	$974	$81	$62	$(93)	1,024

Adjustments for:
Net investment gains (losses)					(110)
Investment gains (losses) on trading securities					(63)
Net derivative gains (losses), excluding investment hedge adjustments of ($2)					(2,130)
Change in market risk benefits					1,519
Market value adjustments					77
Provision for income tax (expense) benefit					149
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders					$466

Interest revenue	$2,353	$273	$793	$398

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
(2)Other expenses include corporate expense allocations directly attributable to each of the segments.
Total assets by segment were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Annuities	$164,141	$166,867
Life	27,395	27,494
Run-off	22,977	25,455
Corporate & Other	24,146	21,984
Total	$238,659	$241,800

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
2. Segment Information (continued)
Total premiums, universal life and investment-type product policy fees and other revenues by major product group were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Annuity products	$551	$565	$1,713	$1,734
Life insurance products	237	270	756	825
Other products	6	9	19	12
Total	$794	$844	$2,488	$2,571
Substantially all of the Company’s premiums, universal life and investment-type product policy fees and other revenues originated in the U.S.
Revenues derived from any individual customer did not exceed 10% of premiums, universal life and investment-type product policy fees and other revenues for the three months and nine months ended September 30, 2026 and 2025.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities
Liability for Future Policy Benefits
Information regarding liability for future policy benefits (“LFPB”) for non-participating traditional and limited-payment contracts was as follows:

	Nine Months Ended September 30,
	2026			2025
	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities	Term and Whole Life Insurance	Income Annuities	Structured Settlement and Pension Risk Transfer Annuities
	(Dollars in millions)
Present value of expected net premiums:
Balance, beginning of period	$2,504	$—	$—	$2,808	$—	$—
Beginning balance at original discount rate	2,747	—	—	3,161	—	—
Effect of model refinements	—	—	—	3	—	—
Effect of changes in cash flow assumptions	(150)	—	—	(116)	—	—
Effect of actual variances from expected experience	(68)	—	—	(15)	—	—
Adjusted beginning of period balance	2,529	—	—	3,033	—	—
Issuances	9	—	—	11	—	—
Interest accrual	68	—	—	81	—	—
Net premiums collected	(242)	—	—	(279)	—	—
Ending balance at original discount rate	2,364	—	—	2,846	—	—
Effect of changes in discount rate assumptions	(353)	—	—	(243)	—	—
Balance, end of period	$2,011	$—	$—	$2,603	$—	$—
Present value of expected future policy benefits:
Balance, beginning of period	$5,053	$3,985	$6,009	$5,325	$3,763	$6,118
Beginning balance at original discount rate	5,513	4,272	6,635	5,989	4,161	6,876
Effect of model refinements	—	—	—	2	—	4
Effect of changes in cash flow assumptions	(234)	1	30	(130)	18	22
Effect of actual variances from expected experience	(104)	(17)	(11)	(17)	(36)	(24)
Adjusted beginning of period balance	5,175	4,256	6,654	5,844	4,143	6,878
Issuances	9	329	—	11	298	—
Interest accrual	145	125	214	160	119	221
Benefit payments	(323)	(326)	(411)	(409)	(308)	(408)
Ending balance at original discount rate	5,006	4,384	6,457	5,606	4,252	6,691
Effect of changes in discount rate assumptions	(724)	(556)	(1,111)	(457)	(279)	(572)
Balance, end of period	$4,282	$3,828	$5,346	$5,149	$3,973	$6,119
Net liability for future policy benefits, end of period	$2,271	$3,828	$5,346	$2,546	$3,973	$6,119
Less: Reinsurance recoverable, end of period	23	29	49	26	33	57
Net liability for future policy benefits, after reinsurance recoverable	$2,248	$3,799	$5,297	$2,520	$3,940	$6,062
Weighted-average duration of liability	7.0 years	7.5 years	11.5 years	7.2 years	7.7 years	11.5 years
Weighted-average interest accretion rate	3.90%	4.15%	4.47%	3.92%	4.11%	4.47%
Current discount rate	6.16%	6.23%	6.44%	4.97%	5.08%	5.37%
Gross premiums or assessments recognized during period	$351	$444	$—	$400	$379	$—
Expected future gross premiums, undiscounted	$4,596	$—	$—	$5,268	$—	$—
Expected future gross premiums, discounted	$3,420	$—	$—	$3,934	$—	$—
Expected future benefit payments, undiscounted	$6,712	$6,130	$12,458	$7,538	$5,992	$12,937
Expected future benefit payments, discounted	$5,006	$4,384	$6,457	$5,606	$4,252	$6,691

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The measurement of LFPBs can be significantly impacted by changes in assumptions for policyholder behavior. As part of the 2026 and 2025 annual actuarial reviews (“AAR”), the Company updated assumptions regarding mortality and lapses for term participating and non-participating whole life insurance. The impact from changes in assumptions is presented in effect of changes in cash flow assumptions in the table above.
Information regarding the additional insurance liabilities for universal life-type contracts with secondary guarantees was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$10,077	$8,986
Beginning balance before the effect of unrealized gains and losses	10,298	9,277
Effect of changes in cash flow assumptions	(113)	480
Effect of actual variances from expected experience	126	94
Adjusted beginning of period balance	10,311	9,851
Interest accrual	383	346
Net assessments collected	370	355
Benefit payments	(330)	(384)
Ending balance before the effect of unrealized gains and losses	10,734	10,168
Effect of unrealized gains and losses	(375)	(209)
Balance, end of period	10,359	9,959
Less: Reinsurance recoverable, end of period	1,844	1,786
Net additional liability, after reinsurance recoverable	$8,515	$8,173
Weighted-average duration of liability	6.5 years	6.6 years
Weighted-average interest accretion rate	4.96%	4.94%
Gross assessments recognized during period	$795	$801
The measurement of liabilities for secondary guarantees can be significantly impacted by changes in assumptions for policyholder behavior, as well as the expected general account rate of return, which includes assumptions for long-term treasury yields. The Company’s practice of projecting treasury yields uses a mean reversion approach that assumes that long-term interest rates are less influenced by short-term fluctuations and are only changed when sustained interim deviations are expected. As part of the 2026 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. The Company also increased the long-term general account earned rate, while the mean reversion rate was unchanged. As part of the 2025 AAR, the Company updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. The Company also increased the long-term general account earned rate, including an increase in the mean reversion rate from 4.00% to 4.50%. The impact from changes in assumptions, excluding the effects on the ULSG liability for profits followed by losses, is presented in effect of changes in cash flow assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
A reconciliation of the net LFPBs for non-participating traditional and limited-payment contracts and the additional insurance liabilities for universal life-type contracts with secondary guarantees reported in the preceding rollforward tables to LFPBs on the consolidated balance sheets was as follows at:

	September 30,
	2026	2025
	(In millions)
Liabilities reported in the preceding rollforward tables	$21,804	$22,597
Long-term care insurance (1)	4,702	5,285
ULSG liabilities, including liability for profits followed by losses (2)	81	44
Participating whole life insurance (3)	3,322	3,276
Deferred profit liabilities	481	441
Other	388	378
Total liability for future policy benefits	$30,778	$32,021
_______________
(1)Includes liabilities related to fully reinsured individual long-term care insurance. See Note 2.
(2)The effect of changes in assumptions for ULSG liabilities, including the liability for profits followed by losses, was ($236) million and ($1.2) billion for the nine months ended September 30, 2026 and 2025, respectively.
(3)Participating whole life insurance uses an interest assumption based on the non-forfeiture interest rate, ranging from 3.5% to 4.5%, and mortality rates guaranteed in calculating the cash surrender values described in such contracts, and also includes a liability for terminal dividends. Participating whole life insurance represented 3% of the Company’s life insurance in-force at both September 30, 2026 and 2025, and 37% and 38% of gross traditional life insurance premiums for the nine months ended September 30, 2026 and 2025, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
Policyholder Account Balances
Information regarding policyholder account balances was as follows:

	Universal Life Insurance	Variable Annuities (1)	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance (1)
	(Dollars in millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$2,627	$3,403	$52,594	$13,252	$4,461	$646
Premiums and deposits	196	39	6,296	187	440	—
Surrenders and withdrawals	(51)	(396)	(7,047)	(1,028)	(17)	(2)
Benefit payments	(43)	(65)	(344)	(268)	(46)	(11)
Net transfers from (to) separate account	(13)	92	—	—	—	(9)
Interest credited	73	72	590	399	109	20
Policy charges	(155)	(14)	(37)	—	(702)	(7)
Changes related to embedded derivatives	4	—	2,983	—	—	—
Balance, end of period	$2,638	$3,131	$55,035	$12,542	$4,245	$637
Weighted-average crediting rate (2)	2.77%	2.20%	1.42%	3.10%	2.50%	3.10%
Nine Months Ended September 30, 2025
Balance, beginning of period	$2,590	$3,833	$48,605	$14,665	$4,779	$1,166
Premiums and deposits	195	40	6,180	899	458	—
Surrenders and withdrawals	(73)	(435)	(5,631)	(1,936)	(18)	—
Benefit payments	(50)	(69)	(261)	(277)	(63)	(7)
Net transfers from (to) separate account	21	99	—	—	—	(525)
Interest credited	83	76	564	426	116	18
Policy charges	(152)	(15)	(26)	—	(724)	(5)
Changes related to embedded derivatives	1	—	2,751	—	—	—
Balance, end of period	$2,615	$3,529	$52,182	$13,777	$4,548	$647
Weighted-average crediting rate (2)	3.19%	2.07%	1.44%	2.96%	2.49%	2.30%
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
A reconciliation of policyholder account balances reported in the preceding rollforward table to the liability for policyholder account balances on the consolidated balance sheets was as follows at:

	September 30,
	2026	2025
	(In millions)
Policyholder account balances reported in the preceding rollforward table	$78,228	$77,298
Funding agreements classified as investment contracts	9,104	9,876
Institutional group annuities	621	584
Other investment contract liabilities	850	945
Total policyholder account balances	$88,803	$88,703

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Insurance Liabilities (continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums was as follows at:

Range of Guaranteed Minimum Crediting Rate	At Guaranteed Minimum	1 to 50 Basis Points Above	51 to 150 Basis Points Above	Greater than 150 Basis Points Above	Total
	(In millions)
September 30, 2026
Annuities (1):
Less than 2.00%	$343	$188	$143	$7,800	$8,474
2.00% to 3.99%	5,874	464	442	312	7,092
Greater than 3.99%	689	—	—	—	689
Total	$6,906	$652	$585	$8,112	$16,255
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$487	$487
2.00% to 3.99%	—	497	43	111	651
Greater than 3.99%	1,422	—	—	—	1,422
Total	$1,422	$497	$43	$598	$2,560
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	910	1,216	1,434	210	3,770
Greater than 3.99%	462	—	—	—	462
Total	$1,372	$1,216	$1,434	$210	$4,232
December 31, 2025
Annuities (1):
Less than 2.00%	$394	$126	$188	$8,134	$8,842
2.00% to 3.99%	6,283	498	517	327	7,625
Greater than 3.99%	740	—	—	—	740
Total	$7,417	$624	$705	$8,461	$17,207
Life insurance (2) (3):
Less than 2.00%	$—	$—	$—	$413	$413
2.00% to 3.99%	—	529	43	112	684
Greater than 3.99%	1,469	—	—	—	1,469
Total	$1,469	$529	$43	$525	$2,566
ULSG (3):
Less than 2.00%	$—	$—	$—	$—	$—
2.00% to 3.99%	965	1,279	1,496	222	3,962
Greater than 3.99%	484	—	—	—	484
Total	$1,449	$1,279	$1,496	$222	$4,446
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

4. Market Risk Benefits
Information regarding MRB assets and liabilities associated with variable annuities was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,001	$7,233
Balance, beginning of period, before effect of changes in nonperformance risk	5,413	5,219
Decrements	(124)	(124)
Effect of changes in future expected assumptions	41	540
Effect of actual different from expected experience	212	73
Effect of changes in interest rates	(1,750)	531
Effect of changes in fund returns	(655)	(1,475)
Effect of changes in equity index volatility	262	45
Issuances	(4)	—
Effect of changes in risk margin	(19)	(61)
Aging of the block and other	841	869
Balance, end of period, before effect of changes in nonperformance risk	4,217	5,617
Effect of changes in nonperformance risk	1,198	1,918
Balance, end of period	5,415	7,535
Less: Reinsurance recoverable, end of period	(4)	14
Balance, end of period, net of reinsurance (1)	$5,419	$7,521
Weighted-average attained age of contract holder	75.2 years	74.4 years
_______________
(1)Amounts represent the sum of MRB assets and MRB liabilities presented on the consolidated balance sheets at September 30, 2026 and 2025, with the exception of ($37) million and $29 million, respectively, of index-linked annuity MRBs not included in this table.
Market conditions, including, but not limited to, changes in interest rates, equity indices, market volatility and variations in actuarial assumptions, including policyholder behavior, mortality and risk margins related to non-capital markets inputs, as well as changes in nonperformance risk, may result in significant fluctuations in the estimated fair value of the guarantees. As part of the 2026 and 2025 AARs, the Company updated assumptions regarding policyholder behavior, mortality and separate account fund allocations. The impact from changes in assumptions is presented in effect of changes in future expected assumptions in the table above.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)

5. Separate Accounts
Separate Accounts
Information regarding separate account liabilities was as follows:

	Nine Months Ended September 30,
	2026			2025
	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance	Variable Annuities	Universal Life Insurance	Company-Owned Life Insurance
	(In millions)
Balance, beginning of period	$75,918	$6,860	$2,457	$77,151	$6,419	$1,808
Premiums and deposits	752	98	—	720	109	—
Surrenders and withdrawals	(6,399)	(196)	(53)	(5,915)	(180)	(4)
Benefit payments	(1,245)	(60)	(27)	(1,281)	(73)	(26)
Investment performance	4,351	515	146	8,505	767	207
Policy charges	(1,502)	(164)	(48)	(1,545)	(164)	(49)
Net transfers from (to) general account	(92)	13	9	(99)	(21)	525
Other	(12)	3	10	(21)	2	9
Balance, end of period	$71,771	$7,069	$2,494	$77,515	$6,859	$2,470
A reconciliation of separate account liabilities reported in the preceding rollforward table to the separate account liabilities balance on the consolidated balance sheets was as follows at:

	September 30,
	2026	2025
	(In millions)
Separate account liabilities reported in the preceding rollforward table	$81,334	$86,844
Variable income annuities	284	257
Pension risk transfer annuities	30	26
Total separate account liabilities	$81,648	$87,127
The aggregate estimated fair value of assets, by major investment asset category, supporting separate accounts was as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Equity securities	$81,449	$85,314
Fixed maturity securities	192	211
Cash and cash equivalents	4	—
Other assets	3	3
Total aggregate estimated fair value of assets	$81,648	$85,528

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
5. Separate Accounts (continued)
Net Amount at Risk and Cash Surrender Values
Information regarding the net amount at risk and cash surrender value for insurance products was as follows at:

	Universal Life Insurance	Variable Annuities	Index-linked Annuities	Fixed Rate Annuities	ULSG	Company-Owned Life Insurance
	(In millions)
September 30, 2026
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,638	$3,131	$55,035	$12,542	$4,245	$637
Separate account liabilities	7,069	71,771	—	—	—	2,494
Total account balances	$9,707	$74,902	$55,035	$12,542	$4,245	$3,131
Net amount at risk	$30,080	$12,344	N/A	N/A	$60,569	$2,556
Cash surrender value	$9,139	$74,586	$56,376	$12,626	$3,873	$2,934
September 30, 2025
Account balances reported in the preceding rollforward tables:
Policyholder account balances	$2,615	$3,529	$52,182	$13,777	$4,548	$647
Separate account liabilities	6,859	77,515	—	—	—	2,470
Total account balances	$9,474	$81,044	$52,182	$13,777	$4,548	$3,117
Net amount at risk	$31,883	$11,853	N/A	N/A	$62,181	$2,649
Cash surrender value	$8,877	$80,688	$51,970	$13,779	$4,144	$2,918
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

	Variable Annuities	Fixed Rate Annuities	Index-linked Annuities	Term and Whole Life Insurance	Universal Life Insurance
	(In millions)
Nine Months Ended September 30, 2026
DAC:
Balance, beginning of period	$1,949	$120	$1,581	$265	$315
Capitalization	35	2	308	(1)	16
Amortization	(152)	(3)	(234)	(31)	(27)
Balance, end of period	1,832	119	1,655	233	304
VOBA:
Balance, beginning of period	251	51	—	3	32
Amortization	(20)	(3)	—	(1)	(3)
Balance, end of period	231	48	—	2	29
Total DAC and VOBA:
Balance, end of period	$2,063	$167	$1,655	$235	$333
Nine Months Ended September 30, 2025
DAC:
Balance, beginning of period	$2,116	$115	$1,462	$310	$332
Capitalization	33	5	290	(1)	16
Amortization	(160)	(1)	(199)	(33)	(29)
Balance, end of period	1,989	119	1,553	276	319
VOBA:
Balance, beginning of period	279	55	—	3	38
Amortization	(21)	(3)	—	—	(4)
Balance, end of period	258	52	—	3	34
Total DAC and VOBA:
Balance, end of period	$2,247	$171	$1,553	$279	$353
Deferred Sales Inducements
Information regarding deferred sales inducements, included in other assets, was as follows:

	Nine Months Ended September 30,
	2026		2025
	Variable Annuities	Fixed Rate Annuities	Variable Annuities	Fixed Rate Annuities
	(In millions)
Balance, beginning of period	$177	$5	$198	$6
Amortization	(15)	—	(16)	—
Balance, end of period	$162	$5	$182	$6

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
6. Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles (continued)
Unearned Revenue
Information regarding unearned revenue, included in other policy-related balances, was as follows:

	Nine Months Ended September 30,
	2026			2025
	Universal Life Insurance	ULSG	Variable Annuities	Universal Life Insurance	ULSG	Variable Annuities
	(In millions)
Balance, beginning of period	$360	$793	$54	$357	$715	$60
Capitalization	28	104	—	28	117	—
Amortization	(26)	(64)	(4)	(26)	(56)	(5)
Balance, end of period	$362	$833	$50	$359	$776	$55
7. Investments
See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for investments and the fair value hierarchy for investments and the related valuation methodologies.
Fixed Maturity Securities Available-For-Sale
Fixed Maturity Securities by Sector
Fixed maturity securities by sector were as follows at:

	September 30, 2026					December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value	Amortized Cost	Allowance for Credit Losses	Gross Unrealized		Estimated Fair Value
			Gains	Losses				Gains	Losses
	(In millions)
U.S. corporate	$41,408	$32	$57	$4,777	$36,656	$41,590	$27	$443	$3,097	$38,909
Foreign corporate	11,690	17	28	1,374	10,327	12,380	31	145	997	11,497
Residential mortgage-backed securities	9,551	4	32	988	8,591	9,029	3	85	579	8,532
U.S. government and agency	7,691	—	1	1,009	6,683	7,216	—	105	610	6,711
Asset-backed securities	5,699	10	6	83	5,612	6,081	—	33	55	6,059
Commercial mortgage-backed securities	5,940	3	2	317	5,622	6,086	3	13	226	5,870
State and political subdivision	3,464	—	36	454	3,046	3,691	—	103	300	3,494
Foreign government	887	—	10	101	796	973	—	36	67	942
Total fixed maturity securities	$86,330	$66	$172	$9,103	$77,333	$87,046	$64	$963	$5,931	$82,014
The Company held non-income producing fixed maturity securities with an estimated fair value of $11 million and $14 million at September 30, 2026 and December 31, 2025, respectively.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Maturities of Fixed Maturity Securities
The amortized cost and estimated fair value of fixed maturity securities, by contractual maturity date, were as follows at September 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Securities (1)	Total Fixed Maturity Securities
	(In millions)
Amortized cost	$4,967	$21,484	$12,832	$25,857	$21,190	$86,330
Estimated fair value	$4,949	$20,434	$11,944	$20,181	$19,825	$77,333
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

	September 30, 2026				December 31, 2025
	Less than 12 Months		12 Months or Greater		Less than 12 Months		12 Months or Greater
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$16,361	$1,095	$16,511	$3,682	$4,160	$395	$19,089	$2,702
Foreign corporate	3,897	240	5,026	1,134	1,382	179	5,259	818
RMBS	3,982	173	4,054	815	818	49	4,361	530
U.S. government and agency	4,103	215	1,721	794	600	10	2,255	600
ABS	2,856	36	568	47	513	2	751	53
CMBS	1,672	48	3,484	269	329	2	4,291	224
State and political subdivision	1,094	97	1,366	357	255	7	1,799	293
Foreign government	179	14	436	87	54	5	558	62
Total fixed maturity securities	$34,144	$1,918	$33,166	$7,185	$8,111	$649	$38,363	$5,282
Total number of securities in an unrealized loss position	4,659		4,749		1,328		5,093
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
Accrued interest receivables are presented separate from the amortized cost basis of fixed maturity securities. An allowance for credit losses is not estimated on an accrued interest receivable, rather receivable balances 90-days past due are deemed uncollectible and are written off with a corresponding reduction to net investment income. The accrued interest receivable on fixed maturity securities totaled $696 million and $671 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued investment income.
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
Current Period Evaluation
Based on the Company’s current evaluation of its fixed maturity securities in an unrealized loss position and the current intent or requirement to sell, the Company recorded an allowance for credit losses of $66 million, relating to 23 securities, at September 30, 2026. Management concluded that for all other fixed maturity securities in an unrealized loss position, the unrealized loss was not due to issuer-specific credit-related factors and as a result was recognized in OCI. Where unrealized losses have not been recognized into income, it is primarily because the securities’ bond issuer(s) are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in estimated fair value is largely due to changes in interest rates and non-issuer specific credit spreads. These issuers continued to make timely principal and interest payments and the estimated fair value is expected to recover as the securities approach maturity.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Rollforward of the Allowance for Credit Losses for Fixed Maturity Securities by Sector
The changes in the allowance for credit losses for fixed maturity securities by sector were as follows:

	U.S. Corporate	Foreign Corporate	RMBS	CMBS	ABS	Total
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$27	$31	$3	$3	$—	$64
Allowance on securities where credit losses were not previously recorded	—	—	1	1	10	12
Reductions for securities sold	(4)	(14)	(1)	(1)	—	(20)
Change in allowance on securities with an allowance recorded in a previous period	9	—	1	—	—	10
Write-offs charged against allowance (1)	—	—	—	—	—	—
Balance, end of period	$32	$17	$4	$3	$10	$66
Nine Months Ended September 30, 2025
Balance, beginning of period	$47	$26	$4	$4	$—	$81
Allowance on securities where credit losses were not previously recorded	2	—	—	—	—	2
Reductions for securities sold	(3)	—	—	(1)	—	(4)
Change in allowance on securities with an allowance recorded in a previous period	7	6	(1)	—	—	12
Write-offs charged against allowance (1)	(27)	—	—	—	—	(27)
Balance, end of period	$26	$32	$3	$3	$—	$64
_______________
(1)The Company did not record any write-offs for the nine months ended September 30, 2026. The Company recorded total write-offs of $33 million for the nine months ended September 30, 2025.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$11,699	52.3%	$12,323	54.2%
Agricultural	4,721	21.1	4,656	20.5
Residential	6,195	27.7	5,976	26.3
Total mortgage loans (1)	22,615	101.1	22,955	101.0
Allowance for credit losses	(254)	(1.1)	(200)	(1.0)
Total mortgage loans, net	$22,361	100.0%	$22,755	100.0%
_______________
(1)Purchases of mortgage loans from third parties were $169 million and $890 million for the three months and nine months ended September 30, 2026, respectively, and $250 million and $807 million for the three months and nine months ended September 30, 2025, respectively, and were primarily comprised of residential mortgage loans.

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
Accrued interest receivables are presented separate from the amortized cost basis of mortgage loans. An allowance for credit losses is generally not estimated on an accrued interest receivable, rather when a loan is placed in nonaccrual status the associated accrued interest receivable balance is written off with a corresponding reduction to net investment income. The accrued interest receivable on mortgage loans is included in accrued investment income and totaled $134 million and $132 million at September 30, 2026 and December 31, 2025, respectively.
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

	Commercial	Agricultural	Residential	Total
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$134	$20	$46	$200
Current period provision	63	(1)	(8)	54
Charge-offs, net of recoveries	—	—	—	—
Balance, end of period	$197	$19	$38	$254
Nine Months Ended September 30, 2025
Balance, beginning of period	$106	$30	$42	$178
Current period provision	72	3	(1)	74
Charge-offs, net of recoveries	(35)	(12)	—	(47)
Balance, end of period	$143	$21	$41	$205
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of mortgage loans by year of origination and credit quality indicator was as follows at:

	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
September 30, 2026
Commercial mortgage loans
Loan-to-value ratios:
Less than 65%	$252	$423	$686	$136	$384	$4,150	$6,031
65% to 75%	374	233	131	—	467	1,404	2,609
76% to 80%	—	40	—	—	264	590	894
Greater than 80%	—	5	—	—	719	1,441	2,165
Total commercial mortgage loans	626	701	817	136	1,834	7,585	11,699
Agricultural mortgage loans
Loan-to-value ratios:
Less than 65%	381	333	326	178	545	2,667	4,430
65% to 75%	19	42	—	17	83	124	285
76% to 80%	—	—	—	—	—	3	3
Greater than 80%	—	—	—	—	—	3	3
Total agricultural mortgage loans	400	375	326	195	628	2,797	4,721
Residential mortgage loans
Performing	581	974	481	136	1,048	2,856	6,076
Nonperforming	—	2	2	—	45	70	119
Total residential mortgage loans	581	976	483	136	1,093	2,926	6,195
Total	$1,607	$2,052	$1,626	$467	$3,555	$13,308	$22,615

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)

	2025	2024	2023	2022	2021	Prior	Total
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
The amortized cost of commercial mortgage loans by debt-service coverage ratio was as follows at:

	September 30, 2026		December 31, 2025
	Amortized Cost	% of Total	Amortized Cost	% of Total
	(Dollars in millions)
Debt-service coverage ratios:
Greater than 1.20x	$10,403	88.9%	$11,157	90.5%
1.00x - 1.20x	682	5.8	739	6.0
Less than 1.00x	614	5.3	427	3.5
Total	$11,699	100.0%	$12,323	100.0%
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Past Due Mortgage Loans by Portfolio Segment
The Company has a high-quality, well-performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2026 and December 31, 2025. Delinquency is defined consistent with industry practice, when mortgage loans are past due as follows: commercial and residential mortgage loans — 60 days; and agricultural mortgage loans — 90 days.
The aging of the amortized cost of past due mortgage loans by portfolio segment was as follows at:

	September 30, 2026				December 31, 2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Current	$11,573	$4,700	$5,981	$22,254	$12,216	$4,648	$5,865	$22,729
30-59 days past due	—	17	95	112	47	—	3	50
60-89 days past due	—	—	40	40	—	—	31	31
90-179 days past due	—	—	27	27	49	—	28	77
180+ days past due	126	4	52	182	11	8	49	68
Total	$11,699	$4,721	$6,195	$22,615	$12,323	$4,656	$5,976	$22,955
Mortgage Loans in Nonaccrual Status by Portfolio Segment
Mortgage loans are placed in a nonaccrual status if there are concerns regarding collectability of future payments or the loan is past due, unless the past due loan is well collateralized.
The amortized cost of mortgage loans in a nonaccrual status by portfolio segment was as follows at:

	Commercial	Agricultural	Residential (1)	Total
	(In millions)
September 30, 2026	$238	$1	$119	$358
December 31, 2025	$220	$5	$108	$333
_______________
(1) The Company had $50 million and $54 million of mortgage loans in nonaccrual status for which there was no related allowance for credit losses at September 30, 2026 and December 31, 2025, respectively.
Current period investment income on mortgage loans in nonaccrual status was $5 million and $6 million for the nine months ended September 30, 2026 and 2025, respectively.
Modified Mortgage Loans by Portfolio Segment
Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, principal forgiveness, or a combination of all three. The Company did not have a significant amount of mortgage loans modified during both the nine months ended September 30, 2026 and 2025.
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities	$(8,931)	$(4,968)
Derivatives	207	224
Other	(7)	(9)
Subtotal	(8,731)	(4,753)
Amounts allocated from:
Future policy benefits	383	525
Deferred income tax benefit (expense)	1,753	888
Net unrealized investment gains (losses)	$(6,595)	$(3,340)
The changes in net unrealized investment gains (losses) were as follows:

Nine Months Ended September 30, 2026
(In millions)
Balance at December 31, 2025	$(3,340)
Unrealized investment gains (losses) during the period	(3,978)
Unrealized investment gains (losses) relating to:
Future policy benefits	(142)
Deferred income tax benefit (expense)	865
Balance at September 30, 2026	$(6,595)
Change in net unrealized investment gains (losses)	$(3,255)
Concentrations of Credit Risk
There were no investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at both September 30, 2026 and December 31, 2025.
Securities Lending
Elements of the securities lending program are presented below at:

	September 30, 2026	December 31, 2025
	(In millions)
Securities on loan: (1)
Amortized cost	$3,869	$3,550
Estimated fair value	$3,206	$3,141
Cash collateral received from counterparties (2)	$3,310	$3,225
Reinvestment portfolio — estimated fair value	$3,397	$3,352
_______________
(1)Included in fixed maturity securities.
(2)Included in payables for collateral under securities loaned and other transactions.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
The cash collateral liability by loaned security type and remaining tenor of the agreements were as follows at:

	September 30, 2026				December 31, 2025
	Open (1)	1 Month or Less	1 to 6 Months	Total	Open (1)	1 Month or Less	1 to 6 Months	Total
	(In millions)
U.S. government and agency	$576	$1,309	$1,050	$2,935	$417	$663	$1,777	$2,857
U.S. corporate	26	30	248	304	48	256	—	304
Foreign corporate	2	3	52	57	15	47	—	62
Foreign government	1	4	9	14	—	2	—	2
Total	$605	$1,346	$1,359	$3,310	$480	$968	$1,777	$3,225
_______________
(1)The related loaned security could be returned to the Company on the next business day which would require the Company to immediately return the cash collateral.
If the Company is required to return significant amounts of cash collateral on short notice and is forced to sell securities to meet the return obligation, it may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than what otherwise would have been realized in normal market conditions, or both. The estimated fair value of the securities on loan related to the cash collateral on open at September 30, 2026 was $588 million, primarily comprised of U.S. government and agency securities which, if put back to the Company, could be immediately sold to satisfy the cash requirement.
The reinvestment portfolio acquired with the cash collateral consisted principally of fixed maturity securities (including agency RMBS, ABS, U.S. government and agency securities, U.S. and foreign corporate securities, non-agency RMBS, and CMBS) with 51% invested in agency RMBS, U.S. government and agency securities and cash and cash equivalents at September 30, 2026. If the securities on loan or the reinvestment portfolio become less liquid, the Company has the liquidity resources of most of its general account available to meet any potential cash demands when securities on loan are put back to the Company.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral at estimated fair value were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits) (1)	$5,815	$6,574
Invested assets held in trust (reinsurance agreements) (2)	6,601	7,327
Invested assets pledged as collateral (3)	13,925	10,794
Total invested assets on deposit, held in trust and pledged as collateral	$26,341	$24,695
_______________
(1)The Company has assets, primarily fixed maturity securities, on deposit with governmental authorities relating to certain policyholder liabilities, of which $133 million and $126 million of the assets on deposit represents restricted cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.
(2)The Company has assets, primarily fixed maturity securities, held in trust relating to certain reinsurance transactions, of which $121 million and $331 million of the assets held in trust balance represents restricted cash and cash equivalents at September 30, 2026 and December 31, 2025, respectively.
(3)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report) and derivative transactions (see Note 8).
See “— Securities Lending” for information regarding securities on loan. In addition, the Company’s investment in FHLB common stock, which is considered restricted until redeemed by the issuer, was $227 million and $218 million at redemption value at September 30, 2026 and December 31, 2025, respectively.

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
There were no material VIEs for which the Company has concluded that it is the primary beneficiary at either September 30, 2026 or December 31, 2025.
The carrying amount and maximum exposure to loss related to the VIEs for which the Company has concluded that it holds a variable interest, but is not the primary beneficiary, were as follows at:

	September 30, 2026		December 31, 2025
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
	(In millions)
Fixed maturity securities	$12,033	$13,046	$13,174	$13,780
Limited partnerships and LLCs	4,218	5,152	4,288	5,244
Total	$16,251	$18,198	$17,462	$19,024
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Investments (continued)
Net Investment Income
The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Investment income:
Fixed maturity securities	$925	$927	$2,784	$2,775
Trading securities (1)	(46)	14	(41)	24
Equity securities	1	—	2	1
Mortgage loans	256	256	768	768
Policy loans	17	16	51	53
Limited partnerships and LLCs (2)	94	108	172	259
Cash, cash equivalents and short-term investments	78	68	201	203
Other	38	29	102	81
Total investment income	1,363	1,418	4,039	4,164
Less: Investment expenses	106	84	283	248
Net investment income	$1,257	$1,334	$3,756	$3,916
_______________
(1)Investment gains (losses) related to trading securities still held were ($55) million and ($63) million for the three months and nine months ended September 30, 2026, respectively, and $7 million for both the three months and nine months ended September 30, 2025.
(2)Includes net investment income pertaining to other limited partnership interests of $98 million and $167 million for the three months and nine months ended September 30, 2026, respectively, and $102 million and $221 million for the three months and nine months ended September 30, 2025, respectively.
Net Investment Gains (Losses)
Components of Net Investment Gains (Losses)
The components of net investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fixed maturity securities	$(15)	$(12)	$(59)	$(69)
Equity securities	—	3	6	3
Mortgage loans	(36)	(9)	(56)	(76)
Limited partnerships and LLCs	—	—	1	—
Other (1)	(1)	66	(2)	68
Total net investment gains (losses) (2)	$(52)	$48	$(110)	$(74)
_______________
(1)In July 2025, the Company sold a subsidiary which owned certain mineral rights across the U.S. and recognized a gain of $66 million for the three months and nine months ended September 30, 2025.
(2)Gains (losses) from foreign currency transactions included within net investment gains (losses) were not significant for the three months and nine months ended September 30, 2026 and 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Proceeds	$897	$357	$1,853	$1,330
Gross investment gains	$3	$1	$8	$6
Gross investment losses	(16)	(17)	(47)	(60)
Net investment gains (losses)	$(13)	$(16)	$(39)	$(54)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
Primary Risks Managed by Derivatives
The primary underlying risk exposure, gross notional amount and estimated fair value of derivatives, excluding embedded derivatives, held were as follows at:

		September 30, 2026			December 31, 2025
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate swaps	Interest rate	$500	$13	$—	$500	$—	$4
Foreign currency swaps	Foreign currency exchange rate	3,719	227	63	3,774	272	84
Total qualifying hedges		4,219	240	63	4,274	272	88
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	21,839	185	682	18,366	152	253
Interest rate floors	Interest rate	6,500	—	74	8,000	1	48
Interest rate caps	Interest rate	5,600	40	2	6,100	5	16
Interest rate options	Interest rate	48,600	70	447	26,800	12	444
Interest rate forwards	Interest rate	20,323	48	2,126	23,598	127	1,317
Foreign currency swaps	Foreign currency exchange rate	617	63	1	589	75	4
Foreign currency forwards	Foreign currency exchange rate	254	4	—	420	3	—
Credit default swaps — written	Credit	116	1	—	468	11	—
Equity futures	Equity market	2,822	5	4	1,414	6	4
Equity index options	Equity market	92,496	8,561	2,523	69,495	4,530	1,362
Equity total return swaps	Equity market	151,947	1,581	1,458	145,209	1,585	1,698
Total non-designated or non-qualifying derivatives		351,114	10,558	7,317	300,459	6,507	5,146
Total		$355,333	$10,798	$7,380	$304,733	$6,779	$5,234

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
	(In millions)
Three Months Ended September 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$3	$1	$8
Foreign currency exchange rate	12	(8)	11	—	(50)
Total cash flow hedges	12	(8)	14	1	(42)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,677)	—	—	—	—
Foreign currency exchange rate	(2)	(11)	—	—	—
Credit	1	—	—	—	—
Equity market	1,001	—	—	—	—
Embedded	(462)	—	—	—	—
Total non-qualifying hedges	(1,139)	(11)	—	—	—
Total	$(1,127)	$(19)	$14	$1	$(42)
Three Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$—	$—	$1	$1	$(1)
Foreign currency exchange rate	(4)	4	11	—	55
Total cash flow hedges	(4)	4	12	1	54
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	68	—	—	—	—
Foreign currency exchange rate	18	(5)	—	—	—
Credit	3	—	—	—	—
Equity market	1,262	—	—	—	—
Embedded	(1,756)	—	—	—	—
Total non-qualifying hedges	(405)	(5)	—	—	—
Total	$(409)	$(1)	$12	$1	$54

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)

	Net Derivative Gains (Losses) Recognized for Derivatives	Net Derivative Gains (Losses) Recognized for Hedged Items	Net Investment Income	Policyholder Benefits and Claims	Amount of Gains (Losses) Deferred in AOCI
	(In millions)
Nine Months Ended September 30, 2026
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$1	$—	$4	$1	$16
Foreign currency exchange rate	13	(10)	33	—	(15)
Total cash flow hedges	14	(10)	37	1	1
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	(1,982)	—	—	—	—
Foreign currency exchange rate	19	(15)	—	—	—
Credit	7	—	—	—	—
Equity market	2,815	—	—	—	—
Embedded	(2,980)	—	—	—	—
Total non-qualifying hedges	(2,121)	(15)	—	—	—
Total	$(2,107)	$(25)	$37	$1	$1
Nine Months Ended September 30, 2025
Derivatives Designated as Hedging Instruments:
Cash flow hedges:
Interest rate	$3	$—	$2	$3	$(13)
Foreign currency exchange rate	(1)	1	32	—	(206)
Total cash flow hedges	2	1	34	3	(219)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	70	—	—	—	—
Foreign currency exchange rate	(60)	9	—	—	—
Credit	10	—	—	—	—
Equity market	1,372	—	—	—	—
Embedded	(2,740)	—	—	—	—
Total non-qualifying hedges	(1,348)	9	—	—	—
Total	$(1,346)	$10	$34	$3	$(219)
At September 30, 2026 and December 31, 2025, the Company held no qualified derivatives hedging exposure to future cash flows for forecasted asset purchases.
At September 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was $207 million and $224 million, respectively.
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps were as follows at:

	September 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A	$—	$—	0.0	$2	$94	1.8
Baa	1	65	1.5	8	350	5.0
Ba	—	51	0.2	1	24	1.0
Total	$1	$116	0.9	$11	$468	4.1
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
8. Derivatives (continued)
The estimated fair values of net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

		Gross Amounts Not Offset on the Consolidated Balance Sheets
	Gross Amount Recognized	Financial Instruments (1)	Collateral Received/Pledged (2)	Net Amount	Securities Collateral Received/Pledged (3)	Net Amount After Securities Collateral
	(In millions)
September 30, 2026
Derivative assets	$10,653	$(5,264)	$(3,909)	$1,480	$(1,448)	$32
Derivative liabilities	$7,271	$(5,264)	$—	$2,007	$(2,006)	$1
December 31, 2025
Derivative assets	$6,576	$(3,861)	$(1,382)	$1,333	$(1,331)	$2
Derivative liabilities	$5,099	$(3,861)	$—	$1,238	$(1,238)	$—
_______________
(1)Represents amounts subject to an enforceable master netting agreement or similar agreement.
(2)The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreement.
(3)Securities collateral received from counterparties is not reported on the consolidated balance sheets and may not be sold unless the counterparty is in default. Amounts do not include excess of collateral pledged or received.
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of September 30, 2026, $2.6 billion of recognized derivative assets were offset by $2.6 billion of recognized derivative liabilities on the consolidated balance sheets.
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
The aggregate estimated fair values of derivatives in a net liability position containing such credit-contingent provisions and the aggregate estimated fair value of assets posted as collateral for such instruments were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,007	$1,238
Estimated fair value of collateral provided (2):
Fixed maturity securities	$5,076	$3,685
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

	September 30, 2026
	Fair Value Hierarchy			Total Estimated Fair Value
	Level 1	Level 2	Level 3
	(In millions)
Assets
Fixed maturity securities:
U.S. corporate	$—	$36,054	$602	$36,656
Foreign corporate	—	10,054	273	10,327
RMBS	—	8,591	—	8,591
U.S. government and agency	2,700	3,983	—	6,683
ABS	—	5,412	200	5,612
CMBS	—	5,622	—	5,622
State and political subdivision	—	3,046	—	3,046
Foreign government	—	773	23	796
Total fixed maturity securities	2,700	73,535	1,098	77,333
Trading securities	101	450	—	551
Equity securities	72	6	7	85
Short-term investments	353	273	—	626
Derivative assets: (1)
Interest rate	—	356	—	356
Foreign currency exchange rate	—	290	4	294
Credit	—	—	1	1
Equity market	5	10,142	—	10,147
Total derivative assets	5	10,788	5	10,798
Embedded derivatives on index-linked annuities (2)	—	—	67	67
Market risk benefit assets	—	—	1,104	1,104
Separate account assets	14	81,634	—	81,648
Total assets	$3,245	$166,686	$2,281	$172,212
Liabilities
Market risk benefit liabilities	$—	$—	$6,486	$6,486
Derivative liabilities: (1)
Interest rate	—	3,331	—	3,331
Foreign currency exchange rate	—	64	—	64
Equity market	4	3,981	—	3,985
Total derivative liabilities	4	7,376	—	7,380
Embedded derivatives on index-linked annuities (2)	—	—	12,302	12,302
Total liabilities	$4	$7,376	$18,788	$26,168

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
Additional controls are performed, such as balance sheet analytics to assess reasonableness of period-to-period pricing changes, including any price adjustments. Price adjustments are applied if prices or quotes received from independent pricing services or brokers are not considered reflective of market activity or representative of estimated fair value. The Company did not have significant price adjustments during the nine months ended September 30, 2026.
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

					September 30, 2026			December 31, 2025			Impact of Increase in Input on Estimated Fair Value
	Valuation Techniques		Significant Unobservable Inputs		Range			Range
Market Risk Benefits
Variable annuity guaranteed minimum benefits	•	Discounted cash flows	•	Mortality rates	0.04%	-	12.90%	0.04%	-	12.90%	Decrease (1)
			•	Lapse rates	1.00%	-	16.71%	1.00%	-	15.90%	Decrease (2)
			•	Utilization rates	0.80%	-	25.00%	0.00%	-	25.00%	Increase (3)
			•	Withdrawal rates	0.00%	-	10.00%	0.00%	-	10.00%	(4)
			•	Long-term equity volatilities	11.33%	-	34.43%	11.56%	-	33.62%	Increase (5)
			•	Nonperformance risk spread	0.43%	-	1.63%	0.45%	-	1.02%	Decrease (6)
Embedded Derivatives
Registered index-linked annuity crediting rates	•	Option pricing techniques	•	Mortality rates	0.03%	-	7.86%	0.03%	-	7.86%	Decrease (1)
			•	Lapse rates	0.40%	-	75.00%	0.40%	-	75.00%	Decrease (2)
			•	Withdrawal rates	0.50%	-	17.80%	0.50%	-	14.90%	(4)
			•	Nonperformance risk spread	0.27%	-	1.80%	0.37%	-	1.80%	Decrease (6)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)
The changes in assets and (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (excluding MRBs disclosed in Note 4) were summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$899	$272	$24	$—	$6	$—	$7	$(12,943)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	—	—	—	—	—	—	(1)	(462)
Total realized/unrealized gains (losses) included in AOCI	(25)	—	(1)	—	—	—	(1)	—
Purchases (5)	60	43	—	—	1	—	—	—
Sales (5)	(43)	(32)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,170
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(16)	(83)	—	—	—	—	—	—
Balance, end of period	$875	$200	$23	$—	$7	$—	$5	$(12,235)
Three Months Ended September 30, 2025
Balance, beginning of period	$768	$406	$24	$3	$6	$—	$8	$(11,566)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	2	3	—	—	—	—	—	(1,756)
Total realized/unrealized gains (losses) included in AOCI	3	(1)	—	—	—	—	—	—
Purchases (5)	107	53	—	—	—	5	—	—
Sales (5)	(119)	(34)	—	—	—	—	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	631
Transfers into Level 3 (6)	—	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(59)	(109)	—	(3)	—	—	—	—
Balance, end of period	$702	$318	$24	$—	$6	$5	$8	$(12,691)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (7)	$(1)	$—	$—	$—	$—	$—	$(1)	$(972)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2026 (7)	$(25)	$—	$(1)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$—	$—	$—	$—	$—	$—	$—	$(2,088)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$1	$2	$—	$—	$—	$—	$—	$—

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities
	Corporate (1)	Structured Securities	Foreign Government	Trading Securities	Equity Securities	Short-term Investments	Net Derivatives (2)	Embedded Derivatives on Index-Linked Annuities
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$800	$269	$24	$—	$6	$6	$6	$(12,327)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(10)	(9)	—	—	—	—	(1)	(2,980)
Total realized/unrealized gains (losses) included in AOCI	(46)	7	(1)	—	—	—	—	—
Purchases (5)	255	67	—	—	1	—	—	—
Sales (5)	(246)	(94)	—	—	—	(6)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	3,072
Transfers into Level 3 (6)	227	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(105)	(40)	—	—	—	—	—	—
Balance, end of period	$875	$200	$23	$—	$7	$—	$5	$(12,235)
Nine Months Ended September 30, 2025
Balance, beginning of period	$1,092	$365	$21	$—	$15	$2	$9	$(11,493)
Total realized/unrealized gains (losses) included in net income (loss) (3) (4)	(11)	3	—	—	(1)	—	(1)	(2,740)
Total realized/unrealized gains (losses) included in AOCI	16	(5)	3	—	—	—	—	—
Purchases (5)	154	92	—	—	—	5	—	—
Sales (5)	(179)	(77)	—	—	(8)	(2)	—	—
Issuances (5)	—	—	—	—	—	—	—	—
Settlements (5)	—	—	—	—	—	—	—	1,542
Transfers into Level 3 (6)	23	—	—	—	—	—	—	—
Transfers out of Level 3 (6)	(393)	(60)	—	—	—	—	—	—
Balance, end of period	$702	$318	$24	$—	$6	$5	$8	$(12,691)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (7)	$(8)	$(10)	$—	$—	$—	$—	$(1)	$(4,336)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2026 (7)	$(41)	$8	$(1)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (7)	$(7)	$—	$—	$—	$—	$—	$—	$(3,568)
Changes in unrealized gains (losses) included in OCI for the instruments still held as of September 30, 2025 (7)	$13	$(5)	$3	$—	$—	$—	$—	$—
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$22,361	$—	$—	$20,531	$20,531
Policy loans	$1,465	$—	$563	$836	$1,399
Other invested assets	$237	$—	$227	$10	$237
Premiums, reinsurance and other receivables	$7,838	$—	$109	$7,812	$7,921
Liabilities
Policyholder account balances	$27,077	$—	$—	$26,728	$26,728
Long-term debt	$3,153	$—	$2,466	$—	$2,466
Other liabilities	$1,481	$—	$901	$580	$1,481
Separate account liabilities	$1,284	$—	$1,284	$—	$1,284

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
10. Equity
Preferred Stock
Preferred stock shares authorized, issued and outstanding were as follows at both September 30, 2026 and December 31, 2025:

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
Common Stock Repurchase Program
The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, BHF repurchased 1,844,396 shares of its common stock through open market purchases, pursuant to Rule 10b5-1 plans, for $102 million. At September 30, 2026, BHF had $441 million remaining under its common stock repurchase program. Pursuant to the Merger Agreement, the Company has agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, it will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Dividend Restrictions
During the third quarter of 2026, with the approval of the Delaware Department of Insurance, Brighthouse Reinsurance Company of Delaware paid a cash extraordinary dividend of $600 million to Brighthouse Life Insurance Company.
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI was as follows:

	Three Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2026	$(4,179)	$209	$(1,157)	$1,029	$(28)	$(4,126)
OCI before reclassifications	(3,299)	(42)	271	721	(3)	(2,352)
Deferred income tax benefit (expense) (3)	693	9	(57)	(151)	1	495
AOCI before reclassifications, net of income tax	(6,785)	176	(943)	1,599	(30)	(5,983)
Amounts reclassified from AOCI	33	(15)	—	—	1	19
Deferred income tax benefit (expense) (3)	(7)	3	—	—	—	(4)
Amounts reclassified from AOCI, net of income tax	26	(12)	—	—	1	15
Balance at September 30, 2026	$(6,759)	$164	$(943)	$1,599	$(29)	$(5,968)

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at June 30, 2025	$(3,968)	$149	$(1,404)	$986	$(20)	$(4,257)
OCI before reclassifications	576	54	(160)	(191)	(4)	275
Deferred income tax benefit (expense) (3)	(121)	(11)	34	40	2	(56)
AOCI before reclassifications, net of income tax	(3,513)	192	(1,530)	835	(22)	(4,038)
Amounts reclassified from AOCI	17	3	—	—	2	22
Deferred income tax benefit (expense) (3)	(4)	—	—	—	—	(4)
Amounts reclassified from AOCI, net of income tax	13	3	—	—	2	18
Balance at September 30, 2025	$(3,500)	$195	$(1,530)	$835	$(20)	$(4,020)

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)

	Nine Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2025	$(3,517)	$177	$(1,255)	$888	$(22)	$(3,729)
OCI before reclassifications	(4,167)	1	395	900	(13)	(2,884)
Deferred income tax benefit (expense) (3)	875	—	(83)	(189)	3	606
AOCI before reclassifications, net of income tax	(6,809)	178	(943)	1,599	(32)	(6,007)
Amounts reclassified from AOCI	64	(18)	—	—	4	50
Deferred income tax benefit (expense) (3)	(14)	4	—	—	(1)	(11)
Amounts reclassified from AOCI, net of income tax	50	(14)	—	—	3	39
Balance at September 30, 2026	$(6,759)	$164	$(943)	$1,599	$(29)	$(5,968)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Unrealized Gains (Losses) on Derivatives	Changes in Nonperformance Risk on Market Risk Benefits	Changes in Discount Rates on the Liability for Future Policy Benefits	Other (2)	Total
	(In millions)
Balance at December 31, 2024	$(5,137)	$371	$(1,603)	$1,149	$(58)	$(5,278)
OCI before reclassifications	2,016	(219)	92	(397)	42	1,534
Deferred income tax benefit (expense) (3)	(423)	46	(19)	83	(8)	(321)
AOCI before reclassifications, net of income tax	(3,544)	198	(1,530)	835	(24)	(4,065)
Amounts reclassified from AOCI	56	(4)	—	—	5	57
Deferred income tax benefit (expense) (3)	(12)	1	—	—	(1)	(12)
Amounts reclassified from AOCI, net of income tax	44	(3)	—	—	4	45
Balance at September 30, 2025	$(3,500)	$195	$(1,530)	$835	$(20)	$(4,020)
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

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
10. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(14)	$(17)	$(40)	$(54)	Net investment gains (losses)
Net unrealized investment gains (losses)	(19)	—	(24)	(2)	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(33)	(17)	(64)	(56)
Income tax (expense) benefit	7	4	14	12
Net unrealized investment gains (losses), net of income tax	(26)	(13)	(50)	(44)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate swaps	—	—	1	3	Net derivative gains (losses)
Interest rate swaps	3	1	4	2	Net investment income
Foreign currency swaps	12	(4)	13	(1)	Net derivative gains (losses)
Gains (losses) on cash flow hedges, before income tax	15	(3)	18	4
Income tax (expense) benefit	(3)	—	(4)	(1)
Gains (losses) on cash flow hedges, net of income tax	12	(3)	14	3
Defined benefit plans adjustment:
Amortization of net actuarial gains (losses)	(1)	(2)	(4)	(5)
Amortization of defined benefit plans, before income tax	(1)	(2)	(4)	(5)
Income tax (expense) benefit	—	—	1	1
Amortization of defined benefit plans, net of income tax	(1)	(2)	(3)	(4)
Total reclassifications, net of income tax	$(15)	$(18)	$(39)	$(45)
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
Other revenues included 12b-1 fees of $65 million and $190 million for the three months and nine months ended September 30, 2026, respectively, and $66 million and $195 million for the three months and nine months ended September 30, 2025, respectively, of which substantially all were reported in the Annuities segment.

Brighthouse Financial, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Compensation	$100	$100	$325	$333
Contracted services and other labor costs	72	75	228	223
Transition services agreements	—	3	7	10
Premium and other taxes, licenses and fees	4	14	21	40
Separate account fees	80	85	240	248
Volume related costs, excluding compensation, net of DAC capitalization	139	148	432	433
Interest expense on debt	38	38	114	114
Other	12	17	42	54
Total other expenses	$445	$480	$1,409	$1,455
Capitalization of DAC
See Note 6 for additional information on the capitalization of DAC.
12. Earnings Per Common Share
The calculation of earnings per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$302	$453	$466	$219

Weighted average common shares outstanding — basic	57,574,853	57,215,806	57,482,940	57,624,589
Dilutive effect of share-based awards	307,333	297,095	337,240	351,517
Weighted average common shares outstanding — diluted	57,882,186	57,512,901	57,820,180	57,976,106

Earnings per common share:
Basic	$5.24	$7.93	$8.10	$3.80
Diluted	$5.21	$7.89	$8.05	$3.78
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
For the three months ended September 30, 2025, weighted average shares used for calculating diluted earnings per common share excludes 166,769 shares underlying out-of-the-money stock options, as the inclusion of such shares would be antidilutive under the treasury stock method to the earnings per common share calculation due to the average share price for the three months ended September 30, 2025.

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
The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. It is possible that some matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be estimated at September 30, 2026.
Matters as to Which an Estimate Can Be Made
For some loss contingency matters, the Company is able to estimate a reasonably possible range of loss. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. In addition to amounts accrued for probable and reasonably estimable losses, as of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses to be up to approximately $10 million.
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
Lawrence Martin v. Brighthouse Life Insurance Company (U.S. District Court, Southern District of New York, filed April 6, 2021). Plaintiff filed a purported class action lawsuit against Brighthouse Life Insurance Company. Plaintiff is the owner of a UL insurance policy issued by Travelers Insurance Company, a predecessor to Brighthouse Life Insurance Company. Plaintiff sought to certify a class of similarly situated owners of UL insurance policies issued or administered by defendants and alleges that COI charges were based on improper factors and should have decreased over time due to improving mortality. Plaintiff’s complaint alleges, among other things, causes of action for breach of contract, breach of the covenant of good faith and fair dealing, and unjust enrichment. Plaintiff seeks to recover compensatory damages, attorneys’ fees, interest, and equitable relief including a constructive trust. Brighthouse Life Insurance Company filed a motion to dismiss in June 2021, which was denied in February 2022. On September 25, 2025, the court granted in part plaintiff’s motion for class certification, certifying as to plaintiff’s breach of contract claim based on the alleged failure to decrease COI rates, a nationwide class of owners of UL policies with the product codes ULX or ULXP that contains the language: “We will base these rates only on our future outlook for mortality and expenses.” On October 9, 2025, plaintiff filed a petition for permission to appeal to the United States Court of Appeals for the Second Circuit. On February 11, 2026, the United States Court of Appeals for the Second Circuit denied plaintiff’s petition. On July 27, 2026, Brighthouse Life Insurance Company executed a settlement agreement with plaintiff to settle all actual and potential claims on behalf of the putative class defined in the complaint for approximately $9.3 million. The settlement excludes any policies at issue in Richard A. Newton v. Brighthouse Life Insurance Company. On September 1, 2026, the court granted preliminary approval of the settlement. The settlement is subject to final court approval.
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
The Company’s tax-related matters have involved disputes with taxing authorities, ongoing audits, evaluation of filing positions and any potential assessments related thereto. In the matters where the Company’s subsidiaries are acting as the reinsured or the reinsurer, such reinsurance matters have involved assertions by third parties primarily related to rates, fees or reinsured benefit calculations, and certain of such reinsurance matters have resulted in arbitration. As of September 30, 2026, the Company estimates the range of reasonably possible losses in excess of the amounts accrued for certain other loss contingencies to be from zero up to approximately $50 million relating to certain tax and reinsurance matters, as described above. For certain other matters, the Company may not currently be able to estimate the reasonably possible loss or estimated range of loss until developments in such matters have provided sufficient information to support an assessment of such loss.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $477 million and $436 million at September 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $1.2 billion and $1.4 billion at September 30, 2026 and December 31, 2025, respectively.

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
The Company did not have any liabilities recorded for indemnities, guarantees and commitments at both September 30, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this discussion, “Brighthouse Financial,” the “Company,” “we,” “our” and “us” refer to Brighthouse Financial, Inc. and its subsidiaries, and “BHF” refers solely to Brighthouse Financial, Inc., the ultimate holding company for all of our subsidiaries, and not to any of its subsidiaries. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with (i) the Interim Condensed Consolidated Financial Statements and related notes included elsewhere herein; (ii) our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2026; (iii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “First Quarter Form 10-Q”) filed with the SEC on May 7, 2026; (iv) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Second Quarter Form 10-Q” and, together with the First Quarter Form 10-Q, the “Quarterly Reports”) filed with the SEC on August 6, 2026; and (v) our current reports on Form 8-K filed in 2026.
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
Our Results of Operations discussion and analysis presents a review for the three months and nine months ended September 30, 2026 and 2025 and period-over-period, as well as year-over-year, comparisons between these periods.
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

Net income (loss) available to shareholders and adjusted earnings (loss), a non-GAAP financial measure, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Income (loss) available to shareholders before provision for income tax	$376	$557	$563	$243
Less: Provision for income tax expense (benefit)	74	104	97	24
Net income (loss) available to shareholders (1)	$302	$453	$466	$219

Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends (1)	$662	$1,211	$1,270	$1,742
Less: Provision for income tax expense (benefit)	135	241	246	339
Adjusted earnings (loss) (1)	$527	$970	$1,024	$1,403
__________________
(1)We use the term “net income (loss) available to shareholders” to refer to “net income (loss) available to Brighthouse Financial, Inc.’s common shareholders” and “adjusted loss” to refer to negative adjusted earnings values throughout the results of operations discussions.
For the three months ended September 30, 2026, we had net income available to shareholders of $302 million and adjusted earnings of $527 million compared to net income available to shareholders of $453 million and adjusted earnings of $970 million for the three months ended September 30, 2025. Net income available to shareholders for the three months ended September 30, 2026 primarily reflects pre-tax adjusted earnings, partially offset by an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our universal life with secondary guarantees (“ULSG”) business, unfavorable changes in our Shield embedded derivatives and variable annuity and Shield hedges, net of the estimated fair value of our variable annuity guaranteed benefit riders due to market factors, and net investment losses on mortgage loans.
For the nine months ended September 30, 2026, we had net income available to shareholders of $466 million and adjusted earnings of $1.0 billion compared to net income available to shareholders of $219 million and adjusted earnings of $1.4 billion for the nine months ended September 30, 2025. Net income available to shareholders for the nine months ended September 30, 2026 primarily reflects pre-tax adjusted earnings, partially offset by unfavorable changes in our Shield embedded derivatives net of the estimated fair value of our variable annuity guaranteed benefit riders, as well as variable annuity and Shield hedges due to market factors, an unfavorable change in the estimated fair value of freestanding interest rate derivatives we use to hedge our ULSG business, net investment losses on sales of fixed maturity securities and net investment losses on mortgage loans.
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
The Merger Agreement was adopted by BHF stockholders at the special meeting held on February 12, 2026, and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on January 20, 2026. On May 19, 2026, the Financial Industry Regulatory Authority approved the change of control of Brighthouse

Securities, LLC. In addition, on June 18, 2026, the Committee on Foreign Investment in the United States informed the parties that it had concluded its review and that there were no unresolved national security concerns.
The completion of the Merger remains subject to the receipt of insurance regulatory approvals in Delaware, New York and Massachusetts. All other conditions to the closing of the Merger have been satisfied or waived (other than those conditions that, by their terms, are to be satisfied at the closing and are capable of being satisfied at the closing). Pursuant to the terms of the Merger Agreement, on September 6, 2026, the Merger Agreement was automatically extended to December 6, 2026 (the “Outside Date”). The Company or Aquarian Parent may terminate the Merger Agreement if the closing has not occurred by the Outside Date.
The regulatory review process is ongoing, and the necessary regulatory approvals are not expected to be received in time to complete the Merger by the Outside Date. Accordingly, the Company and Aquarian Parent currently are in discussions regarding amending the Merger Agreement to extend the Outside Date and remain committed to the Merger, although there can be no assurance that the Company and Aquarian Parent will ultimately agree on an extension or that the Merger will be completed by any such new outside date (or at all).
See “Risks Related to the Merger — The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all” included in our 2025 Annual Report, updated as described above to reflect the anticipated timing of the closing of the Merger.
Industry Trends and Uncertainties
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss a number of trends and uncertainties that we believe may materially affect our future financial condition, results of operations or cash flows. Where these trends or uncertainties are specific to a particular aspect of our business, we often include such a discussion under the relevant caption of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as part of our broader analysis of that area of our business. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties” included in our 2025 Annual Report, as amended or supplemented by our subsequent Quarterly Reports and herein, for a comprehensive discussion of some of the key general trends and uncertainties that have influenced the development of our business and our historical financial performance and that we believe will continue to influence our business and results of operations in the future.
Financial and Economic Environment
Our business and results of operations are materially affected by conditions in the capital markets and the economy generally. Stressed conditions, volatility and disruptions in the capital markets or financial asset classes can have an adverse effect on us. Equity market performance can affect our profitability for variable annuities, Shield® Level Annuities (“Shield,” “Shield Annuity” and “Shield Annuities”) and other separate account products as a result of the effects it has on product demand, revenues, expenses, reserves and our risk management effectiveness. The Federal Reserve Board (the “Federal Reserve”) increased the target range for the federal funds rate on September 16, 2026 and decreased the target range for the federal funds rate in September, October and December 2025. Any future change to the target range for the federal funds rate may negatively impact our business in certain respects, including our investment portfolio, by lowering the level of long-term interest rates and changing the shape of the yield curve. The level of long-term interest rates and the shape of the yield curve can have a negative effect on the profitability for variable annuities, as well as the demand for, and the profitability of, spread-based products such as fixed annuities, index-linked annuities and universal life insurance. Low interest rates and risk premium, including credit spreads, affect new money rates on invested assets and the cost of product guarantees. Insurance premium growth and demand for our products is impacted by the general health of U.S. economic activity. A sustained or material increase in inflation could also affect our business in several ways. During inflationary periods, the value of fixed income investments falls, which could increase realized and unrealized losses. Inflation also increases our expenses (including, among others, for labor and third-party services), potentially putting pressure on profitability if such costs cannot be passed through to policyholders in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally and dispelling it may require governments to pursue restrictive fiscal and monetary policies, which could constrain overall economic activity and inhibit revenue growth. Events involving limited liquidity, defaults, nonperformance, fraud or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about events of these kinds or other similar risks, could adversely affect market-wide liquidity, which could increase the risk of a recession or an equity market downturn and negatively impact various portions of our business, including our investment portfolio. See “Risk Factors — Economic Environment and Capital Markets-Related Risks — If difficult conditions in the capital markets and the U.S. economy generally persist or are perceived to persist, they may materially adversely affect our business and results of operations” and “Risk Factors — Risks Related to Our Investment Portfolio — Our investment portfolio is subject to significant financial risks both in the U.S. and global financial markets, including credit risk, interest rate risk, inflation risk, market valuation risk, liquidity risk, real estate risk, derivatives risk, and other factors outside our control, the occurrence of any of which could have a material adverse effect on our financial condition and results of operations” included in our 2025 Annual Report.
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
Regulatory Developments
Our insurance subsidiaries and Brighthouse Reinsurance Company of Delaware (“BRCD”) are primarily regulated at the state level, with some products and services also subject to federal regulation. In addition, BHF and its insurance subsidiaries are subject to regulation under the insurance holding company laws of various U.S. jurisdictions. Furthermore, some of our operations, products and services are subject to the Employee Retirement Income Security Act of 1974, consumer protection laws, securities, broker-dealer and investment advisor regulations, as well as environmental and unclaimed property laws and regulations. See “Business — Regulation,” as well as “Risk Factors — Regulatory and Legal Risks” included in our 2025 Annual Report, as amended or supplemented by our subsequent quarterly reports under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends and Uncertainties — Regulatory Developments.”
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
Results of Operations
Annual Actuarial Review
We typically conduct our AAR in the third quarter of each year. As part of the 2026 AAR, for our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate. For our variable annuity business, we updated assumptions regarding annuitization, mortality, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
As part of the 2025 AAR, for our ULSG business, we updated assumptions regarding policyholder behavior, including mortality, premium persistency, lapses and withdrawals. In addition, we increased the long-term general account earned rate, driven by an increase in the mean reversion rate, from 4.00% to 4.50%. For our variable annuity business, we updated assumptions regarding annuitization, mortality, guaranteed principal option utilization, lapses and withdrawals, as well as separate account assumptions, including fund fees and allocations. For the payout annuity business, we updated assumptions regarding mortality. For term participating and non-participating whole life insurance, we updated assumptions regarding mortality and lapses.
The impact on income (loss) available to shareholders before provision for income tax was as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Market risk benefits	$(41)	$(488)
Embedded derivatives	(4)	(82)
Total market risk benefits and embedded derivatives	(45)	(570)
Included in pre-tax adjusted earnings (loss):
Other annuity business	(1)	(9)
Life business	85	14
Run-off	313	965
Total included in pre-tax adjusted earnings (loss)	397	970
Total impact on income (loss) available to shareholders before provision for income tax	$352	$400

Consolidated Results for the Three Months and Nine Months Ended September 30, 2026 and 2025
Unless otherwise noted, all amounts in the following discussions of our results of operations are stated before income tax except for adjusted earnings, which are presented net of income tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues
Premiums	$164	$170	$497	$522
Universal life and investment-type product policy fees	499	531	1,602	1,627
Net investment income	1,257	1,334	3,756	3,916
Other revenues	131	143	389	422
Net investment gains (losses)	(52)	48	(110)	(74)
Net derivative gains (losses)	(1,146)	(410)	(2,132)	(1,336)
Total revenues	853	1,816	4,002	5,077
Expenses
Policyholder benefits and claims (including liability remeasurement gains (losses) of $161, ($273), $161 and ($273), respectively)	297	(252)	1,525	1,108
Interest credited to policyholder account balances	445	561	1,469	1,659
Amortization of DAC and VOBA	159	153	474	450
Change in market risk benefits	(897)	289	(1,519)	81
Interest expense on debt	38	38	114	114
Other expenses	407	442	1,295	1,341
Total expenses	449	1,231	3,358	4,753
Income (loss) before provision for income tax	404	585	644	324
Provision for income tax expense (benefit)	74	104	97	24
Net income (loss)	330	481	547	300
Less: Net income (loss) attributable to noncontrolling interests	2	2	4	4
Net income (loss) attributable to Brighthouse Financial, Inc.	328	479	543	296
Less: Preferred stock dividends	26	26	77	77
Net income (loss) available to Brighthouse Financial, Inc.’s common shareholders	$302	$453	$466	$219
The components of net income (loss) available to shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Change in market risk benefits	$897	$(289)	$1,519	$(81)
Net investment gains (losses)	(52)	48	(110)	(74)
Investment gains (losses) on trading securities	(55)	7	(63)	7
Net derivative gains (losses), excluding investment hedge adjustments	(1,144)	(410)	(2,130)	(1,337)
Market value adjustments	68	(10)	77	(14)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	662	1,211	1,270	1,742
Income (loss) available to shareholders before provision for income tax	376	557	563	243
Provision for income tax expense (benefit)	74	104	97	24
Net income (loss) available to shareholders	$302	$453	$466	$219

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Income available to shareholders before provision for income tax was $376 million ($302 million, net of income tax), a decrease of $181 million ($151 million, net of income tax) from income available to shareholders before provision for income tax of $557 million ($453 million, net of income tax) in the prior period.
The decrease in income before provision for income tax was driven by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•higher losses on derivatives used to manage interest rate exposure in our ULSG business from the unfavorable impact of long-term interest rates increasing in the current period and decreasing in the prior period; and
•net investment gains (losses) reflecting a prior period gain on the sale of a subsidiary which owned certain mineral rights across the U.S and higher net losses on mortgage loans due to an increase in the allowance for credit losses.
The decrease in income before provision for income tax was partially offset by lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2026 and 2025.”
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 18% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction and tax credits.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Income available to shareholders before provision for income tax was $563 million ($466 million, net of income tax), an increase of $320 million ($247 million, net of income tax) from income available to shareholders before provision for income tax of $243 million ($219 million, net of income tax) in the prior period.
The increase in income before provision for income tax was driven by the following favorable items:
•lower losses from variable annuity guaranteed benefit riders, see “— Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2026 and 2025”; and
•the U.S. dollar strengthening in the current period and weakening in the prior period, favorably impacting foreign currency forwards and swaps.
The increase in income before provision for income tax was partially offset by the following unfavorable items:
•lower pre-tax adjusted earnings, as discussed in greater detail below;
•higher losses on derivatives used to manage interest rate exposure in our ULSG business from the unfavorable impact of long-term interest rates increasing in the current period and decreasing in the prior period; and
•net investment gains (losses) reflecting a prior period gain on the sale of a subsidiary which owned certain mineral rights across the U.S, partially offset by lower net losses on mortgage loans due to a smaller increase in the allowance for credit losses and lower net losses on sales of fixed maturity securities.
The provision for income tax, calculated as a percentage of income (loss) before provision for income tax, resulted in an effective tax rate of 15% in the current period compared to 7% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.

Reconciliation of Net Income (Loss) Available to Shareholders to Adjusted Earnings (Loss)
The reconciliation of net income (loss) available to shareholders to adjusted earnings (loss) was as follows:

	Three Months Ended September 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$221	$90	$(36)	$27	$302
Add: Provision for income tax expense (benefit)	71	24	13	(34)	74
Income (loss) available to shareholders before provision for income tax	292	114	(23)	(7)	376
Less: Net investment gains (losses)	(40)	(2)	(9)	(1)	(52)
Less: Investment gains (losses) on trading securities	(55)	—	—	—	(55)
Less: Net derivative gains (losses), excluding investment hedge adjustments of ($2)	(937)	1	(236)	28	(1,144)
Less: Change in market risk benefits	897	—	—	—	897
Less: Market value adjustments	55	—	13	—	68
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	372	115	209	(34)	662
Less: Provision for income tax expense (benefit)	71	24	43	(3)	135
Adjusted earnings (loss)	$301	$91	$166	$(31)	$527

	Three Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(408)	$44	$936	$(119)	$453
Add: Provision for income tax expense (benefit)	71	9	(135)	159	104
Income (loss) available to shareholders before provision for income tax	(337)	53	801	40	557
Less: Net investment gains (losses)	(18)	(1)	(3)	70	48
Less: Investment gains (losses) on trading securities	7	—	—	—	7
Less: Net derivative gains (losses), excluding investment hedge adjustments of $0	(405)	5	(4)	(6)	(410)
Less: Change in market risk benefits	(289)	—	—	—	(289)
Less: Market value adjustments	(7)	—	(3)	—	(10)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	375	49	811	(24)	1,211
Less: Provision for income tax expense (benefit)	71	9	170	(9)	241
Adjusted earnings (loss)	$304	$40	$641	$(15)	$970

	Nine Months Ended September 30, 2026
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$446	$85	$187	$(252)	$466
Add: Provision for income tax expense (benefit)	229	19	(330)	179	97
Income (loss) available to shareholders before provision for income tax	675	104	(143)	(73)	563
Less: Net investment gains (losses)	(92)	(7)	(16)	5	(110)
Less: Investment gains (losses) on trading securities	(63)	—	—	—	(63)
Less: Net derivative gains (losses), excluding investment hedge adjustments of ($2)	(1,955)	11	(219)	33	(2,130)
Less: Change in market risk benefits	1,519	—	—	—	1,519
Less: Market value adjustments	63	—	14	—	77
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,203	100	78	(111)	1,270
Less: Provision for income tax expense (benefit)	229	19	16	(18)	246
Adjusted earnings (loss)	$974	$81	$62	$(93)	$1,024

	Nine Months Ended September 30, 2025
	Annuities	Life	Run-off	Corporate & Other	Total
	(In millions)
Net income (loss) available to shareholders	$(437)	$3	$809	$(156)	$219
Add: Provision for income tax expense (benefit)	222	3	(370)	169	24
Income (loss) available to shareholders before provision for income tax	(215)	6	439	13	243
Less: Net investment gains (losses)	(141)	(5)	(25)	97	(74)
Less: Investment gains (losses) on trading securities	7	—	—	—	7
Less: Net derivative gains (losses), excluding investment hedge adjustments of $1	(1,165)	(15)	(154)	(3)	(1,337)
Less: Change in market risk benefits	(81)	—	—	—	(81)
Less: Market value adjustments	(7)	—	(7)	—	(14)
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	1,172	26	625	(81)	1,742
Less: Provision for income tax expense (benefit)	222	3	131	(17)	339
Adjusted earnings (loss)	$950	$23	$494	$(64)	$1,403

Consolidated Results for the Three Months and Nine Months Ended September 30, 2026 and 2025 — Adjusted Earnings (Loss)
The components of adjusted earnings (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$630	$674	$1,991	$2,049
Net investment spread	767	747	2,183	2,178
Insurance-related activities	(103)	451	(940)	(499)
Amortization of DAC and VOBA	(159)	(153)	(474)	(450)
Other expenses	(445)	(480)	(1,409)	(1,455)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28	81	81
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	662	1,211	1,270	1,742
Provision for income tax expense (benefit)	135	241	246	339
Adjusted earnings (loss)	$527	$970	$1,024	$1,403
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Adjusted earnings were $527 million in the current period, a decrease of $443 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a lower net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off, Life and Annuities segments and other refinements; and
◦a decrease in income annuity underwriting margins;
partially offset by
◦a prior period increase in liability balances in our Run-off segment resulting from a premium rate increase on an existing reinsurance agreement; and
◦lower claims, net of reinsurance in our Run-off segment;
•lower fee income due to:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses;
◦higher ceded cost of insurance (“COI”) fees consistent with unfavorable equity market returns in our Life segment, a portion of which are offset in other expenses;
◦a decline in net COI fees driven by the aging in-force business in our Run-off segment; and
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our Annuities segment.
Key net favorable impacts were:
•lower other expenses due to:
◦lower premium taxes and higher guaranty fund assessment credits in our Life and Run-off segments;
◦higher ceded COI expenses consistent with unfavorable equity market returns in our Life segment, which are offset in fee income;
◦lower deferred compensation expenses;

◦lower asset-based variable annuity expenses resulting from lower average separate account balances, which are offset in fee income; and
◦lower transition services agreement expenses; and
•higher net investment spread due to:
◦lower interest credited to policyholders in our fixed annuity business resulting from lower account balances;
partially offset by
◦lower average invested long-term assets and yields on our institutional spread margin business.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 20% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Adjusted earnings were $1.0 billion in the current period, a decrease of $379 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a lower net decrease in liability balances resulting from year-over-year changes made in connection with the AAR in our Run-off, Life and Annuities segments and other refinements; and
◦a decrease in income annuity underwriting margins;
partially offset by
◦lower claims, net of reinsurance in our Run-off and Life segments; and
◦a prior period increase in liability balances in our Run-off segment resulting from a premium rate increase on an existing reinsurance agreement;
•lower fee income due to:
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances;
◦lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses; and
◦a decline in net COI fees driven by the aging in-force business in our Run-off segment; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior in our Annuities segment.
Key net favorable impacts were:
•lower other expenses due to:
◦lower premium taxes and higher guaranty fund assessment credits in our Life and Run-off segments;
◦lower operational and deferred compensation expenses;
◦lower asset-based variable annuity expenses resulting from lower average separate account balances, which are offset in fee income;
◦higher ceded COI expenses consistent with unfavorable equity market returns in our Life segment, which are offset in fee income; and
◦lower transition services agreement expenses; and
•higher net investment spread due to:
◦lower interest credited to policyholders in our fixed annuity business resulting from lower account balances, as well as prior period actuarial modeling improvements in our Annuities segment; and
◦higher yields on long-term fixed income assets;

partially offset by
◦lower returns on other limited partnerships;
◦lower average invested long-term assets and yields on our institutional spread margin business; and
◦lower average invested short-term assets.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 18% in the current period compared to 19% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction, tax credits and current period non-recurring items.
Segment Results for the Three Months and Nine Months Ended September 30, 2026 and 2025 — Adjusted Earnings (Loss)
Annuities
The components of adjusted earnings for our Annuities segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$478	$498	$1,490	$1,538
Net investment spread	446	413	1,337	1,211
Insurance-related activities	(66)	(57)	(162)	(140)
Amortization of DAC and VOBA	(138)	(131)	(412)	(384)
Other expenses	(348)	(348)	(1,050)	(1,053)
Pre-tax adjusted earnings	372	375	1,203	1,172
Provision for income tax expense (benefit)	71	71	229	222
Adjusted earnings	$301	$304	$974	$950
A significant portion of our adjusted earnings is driven by separate account balances related to our variable annuity business, as these balances determine asset-based fee income and commissions. The changes in our variable annuities separate account balances are presented in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Adjusted earnings were $301 million in the current period, a decrease of $3 million.
Key net unfavorable impacts were:
•lower fee income due:
◦lower asset-based fees resulting from lower average separate account balances, a portion of which are offset in other expenses; and
◦lower reinsurance fees on our fixed annuity business resulting from lower account balances;
•higher net costs associated with insurance-related activities due to:
◦a decrease in income annuity underwriting margins;
partially offset by
◦a lower net increase in liability balances resulting from year-over-year changes made in connection with the AAR; and
•higher amortization of DAC and VOBA resulting primarily from changes in policyholder behavior.
The key favorable impact was a higher net investment spread due to:
•lower interest credited to policyholders in our fixed annuity business resulting from lower account balances;
•higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average; and

•higher average invested long-term assets;
partially offset by
•lower average invested short-term assets.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impacts of the dividends received deduction.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Adjusted earnings were $974 million in the current period, an increase of $24 million.
The key favorable impact was a higher net investment spread due to:
•higher investment yields on our fixed income portfolio, as proceeds from maturing investments and the growth in the investment portfolio were invested at higher yields than the portfolio average;
•higher average invested long-term assets; and
•lower interest credited to policyholders in our fixed annuity business resulting from lower account balances, as well as actuarial modeling improvements in the prior period;
partially offset by
•lower average invested short-term assets.
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
partially offset by
◦a lower net increase in liability balances resulting from year-over-year changes made in connection with the AAR.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings, resulted in an effective tax rate of 19% in both the current period and the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.

Life
The components of adjusted earnings (loss) for our Life segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$67	$78	$221	$223
Net investment spread	55	58	103	149
Insurance-related activities	41	(11)	(36)	(128)
Amortization of DAC and VOBA	(21)	(22)	(62)	(66)
Other expenses	(27)	(54)	(126)	(152)
Pre-tax adjusted earnings (loss)	115	49	100	26
Provision for income tax expense (benefit)	24	9	19	3
Adjusted earnings (loss)	$91	$40	$81	$23
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Adjusted earnings were $91 million in the current period, an increase of $51 million.
Key net favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦a higher net decrease in liability balances resulting from year-over-year changes made in connection with the AAR;
partially offset by
◦higher claims, net of reinsurance; and
•lower other expenses due to:
◦higher ceded COI expenses consistent with unfavorable equity market returns, which are offset in fee income; and
◦lower premium taxes and higher guaranty fund assessment credits.
The key unfavorable impact was lower fee income due to higher ceded COI fees consistent with unfavorable equity market returns, a portion of which are offset in other expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in the current period compared to 18% in the prior period. Our effective tax rate may differ from the statutory tax rate primarily due to the impact of the dividends received deduction.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Adjusted earnings were $81 million in the current period, an increase of $58 million.
Key favorable impacts were:
•lower net costs associated with insurance-related activities due to:
◦lower claims, net of reinsurance; and
◦a higher net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements; and
•lower other expenses due to:
◦lower premium taxes and higher guaranty fund assessment credits;
◦higher ceded COI expenses consistent with unfavorable equity market returns, which are offset in fee income; and

◦lower operational expenses.
The key unfavorable impact was a lower net investment spread due to:
•lower returns on other limited partnerships; and
•lower average assets and yields on invested long-term assets.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 19% in the current period compared to 12% in the prior period. Our effective tax rate differs from the statutory tax rate primarily due to the impact of the dividends received deduction.
Run-off
The components of adjusted earnings (loss) for our Run-off segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$83	$93	$272	$285
Net investment spread	227	231	622	668
Insurance-related activities	(78)	519	(742)	(231)
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(23)	(32)	(74)	(97)
Pre-tax adjusted earnings (loss)	209	811	78	625
Provision for income tax expense (benefit)	43	170	16	131
Adjusted earnings (loss)	$166	$641	$62	$494
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Adjusted earnings were $166 million in the current period, a decrease of $475 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a lower net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements;
partially offset by
◦a prior period increase in liability balances resulting from a premium rate increase on an existing reinsurance agreement; and
◦lower claims, net of reinsurance; and
•lower fee income due to a decline in the net COI fees driven by the aging in-force business.
The key favorable impact was lower other expenses due to lower premium taxes and higher guaranty fund assessment credits.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Adjusted earnings were $62 million in the current period, a decrease of $432 million.
Key net unfavorable impacts were:
•higher net costs associated with insurance-related activities due to:
◦a lower net decrease in liability balances resulting from year-over-year changes made in connection with the AAR and other refinements;

partially offset by
◦lower claims, net of reinsurance; and
◦a prior period increase in liability balances resulting from a premium rate increase on an existing reinsurance agreement;
•lower net investment spread due to:
◦lower returns on other limited partnerships; and
◦lower average invested long-term assets; and
•lower fee income due to a decline in the net COI fees driven by the aging in-force business.
The key favorable impact was lower other expenses due to:
•lower premium taxes and higher guaranty fund assessment credits; and
•lower operational expenses.
The provision for income tax, calculated as a percentage of pre-tax adjusted earnings (loss), resulted in an effective tax rate of 21% in both the current period and the prior period.
Corporate & Other
The components of adjusted earnings (loss) for our Corporate & Other segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Fee income	$2	$5	$8	$3
Net investment spread	39	45	121	150
Insurance-related activities	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—
Other expenses	(47)	(46)	(159)	(153)
Less: Net income (loss) attributable to noncontrolling interests and preferred stock dividends	28	28	81	81
Pre-tax adjusted earnings (loss), less net income (loss) attributable to noncontrolling interests and preferred stock dividends	(34)	(24)	(111)	(81)
Provision for income tax expense (benefit)	(3)	(9)	(18)	(17)
Adjusted earnings (loss)	$(31)	$(15)	$(93)	$(64)
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Adjusted loss was $31 million in the current period, a higher loss of $16 million.
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
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Adjusted loss was $93 million in the current period, a higher loss of $29 million.
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
Annuity Guaranteed Benefits and Shield Annuity Liabilities for the Three Months and Nine Months Ended September 30, 2026 and 2025
The overall impact on income (loss) available to shareholders before provision for income tax from the performance of annuity guaranteed benefits and Shield Annuity liabilities, which includes (i) changes in the fair value of liabilities and related reinsurance, (ii) fees net of claims and (iii) the mark-to-market of hedges, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Market risk benefits mark-to-market	$768	$(424)	$1,237	$(403)
Annuity guaranteed benefit rider fees, net of claims	138	136	297	328
Ceded reinsurance	(9)	(1)	(15)	(6)
Total changes attributable to annuity guaranteed benefits	897	(289)	1,519	(81)
Variable annuity and Shield hedges	(447)	1,310	971	1,506
Shield embedded derivatives	(459)	(1,694)	(2,863)	(2,626)
Total	$(9)	$(673)	$(373)	$(1,201)
Three Months Ended September 30, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the three months ended September 30, 2026, primarily driven by:
•favorable decreases in annuity guaranteed benefits liabilities due to increasing interest rates, partially offset by lower separate account returns and changes made in connection with the AAR;
•unfavorable changes in variable annuity and Shield hedges due to increasing long-term interest rates, partially offset by increasing equity markets; and
•unfavorable changes in Shield embedded derivatives due to increasing equity markets.
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
Nine Months Ended September 30, 2026
Annuity guaranteed benefits and Shield Annuity liabilities performance was unfavorable for the nine months ended September 30, 2026, primarily driven by:
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
On September 16, 2026, the Federal Reserve increased the target range for the federal funds rate from between 3.50% and 3.75% to between 3.75% and 4.00%. In 2025, the Federal Reserve decreased the target range for the federal funds rate three times — from between 4.25% and 4.50% to between 3.50% and 3.75%. The Federal Reserve may increase or decrease the federal funds rate in the future, which may have an impact on the pricing levels of risk-bearing investments and may adversely impact the level of product sales.
Prior period interest rate increases have contributed to the net unrealized loss position in our investment portfolio. As a result of increases in interest rates, the unrealized losses on our fixed maturity securities exceeded the unrealized gains as of September 30, 2026.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Yield %	Amount	Yield %	Amount	Yield %	Amount	Yield %	Amount
	(Dollars in millions)
Investment income (1)	4.57%	$1,353	4.54%	$1,366	4.42%	$3,945	4.45%	$4,025
Investment fees and expenses (2)	(0.16)	(43)	(0.14)	(39)	(0.15)	(128)	(0.14)	(115)
Adjusted net investment income (3)	4.41%	$1,310	4.40%	$1,327	4.27%	$3,817	4.31%	$3,910
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net investment income	$1,257	$1,334	$3,756	$3,916
Add: Investment hedge adjustments	(2)	—	(2)	1
Less: Investment gains (losses) on trading securities	(55)	7	(63)	7
Adjusted net investment income — in the above yield table	$1,310	$1,327	$3,817	$3,910
See “— Results of Operations — Consolidated Results for the Three Months and Nine Months Ended September 30, 2026 and 2025” for an analysis of the period-over-period changes in net investment income.
Fixed Maturity Securities Available-For-Sale
Fixed maturity securities held by type (public or private) were as follows at:

	September 30, 2026		December 31, 2025
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Publicly-traded	$63,394	82.0%	$67,348	82.1%
Privately-placed	13,939	18.0	14,666	17.9
Total fixed maturity securities	$77,333	100.0%	$82,014	100.0%
Percentage of cash and invested assets	60.6%		65.1%
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

The following table presents total fixed maturity securities by NRSRO rating and the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies, as well as the percentage, based on estimated fair value that each NAIC designation is comprised of at:

		September 30, 2026					December 31, 2025
NAIC Designation	NRSRO Rating	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total	Amortized Cost	Allowance for Credit Losses	Unrealized Gain (Loss)	Estimated Fair Value	% of Total
		(Dollars in millions)
1	Aaa/Aa/A	$57,137	$4	$(6,098)	$51,035	66.0%	$57,600	$3	$(3,316)	$54,281	66.2%
2	Baa	26,530	—	(2,671)	23,859	30.9	26,845	—	(1,559)	25,286	30.8
Subtotal investment grade		83,667	4	(8,769)	74,894	96.9%	84,445	3	(4,875)	79,567	97.0%
3	Ba	2,128	—	(107)	2,021	2.6	2,050	—	(41)	2,009	2.4
4	B	383	—	(39)	344	0.4	325	2	(23)	300	0.4
5	Caa and lower	98	30	(5)	63	0.1	178	36	(18)	124	0.2
6	In or near default	54	32	(11)	11	—	48	23	(11)	14	—
Subtotal below investment grade		2,663	62	(162)	2,439	3.1%	2,601	61	(93)	2,447	3.0%
Total fixed maturity securities		$86,330	$66	$(8,931)	$77,333	100.0%	$87,046	$64	$(4,968)	$82,014	100.0%
The following tables present total fixed maturity securities, based on estimated fair value, by sector classification and by NRSRO rating and the applicable NAIC designations from the NAIC published comparison of NRSRO ratings to NAIC designations, except for certain Structured Securities, which are presented using the NAIC methodologies as described above:

	Fixed Maturity Securities — by Sector & Credit Quality Rating
NAIC Designation	1	2	3	4	5	6	Total Estimated Fair Value
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default
	(In millions)
September 30, 2026
U.S. corporate	$17,052	$17,645	$1,644	$259	$46	$10	$36,656
Foreign corporate	4,558	5,398	306	62	3	—	10,327
RMBS	8,577	8	5	1	—	—	8,591
U.S. government and agency	6,604	79	—	—	—	—	6,683
ABS	5,413	167	14	17	1	—	5,612
CMBS	5,393	183	34	5	6	1	5,622
State and political subdivision	2,977	62	—	—	7	—	3,046
Foreign government	461	317	18	—	—	—	796
Total fixed maturity securities	$51,035	$23,859	$2,021	$344	$63	$11	$77,333
December 31, 2025
U.S. corporate	$18,624	$18,414	$1,565	$236	$56	$14	$38,909
Foreign corporate	5,096	5,975	321	47	58	—	11,497
RMBS	8,509	14	7	1	1	—	8,532
U.S. government and agency	6,628	83	—	—	—	—	6,711
ABS	5,843	182	26	8	—	—	6,059
CMBS	5,563	248	47	8	4	—	5,870
State and political subdivision	3,439	50	—	—	5	—	3,494
Foreign government	579	320	43	—	—	—	942
Total fixed maturity securities	$54,281	$25,286	$2,009	$300	$124	$14	$82,014

U.S. and Foreign Corporate Fixed Maturity Securities
We maintain a diversified portfolio of corporate fixed maturity securities across industries and issuers. Our portfolio does not have any exposure to any single issuer in excess of 1% of total investments and the top ten holdings in aggregate comprise 1% of total investments at both September 30, 2026 and December 31, 2025. Our U.S. and foreign corporate fixed maturity securities holdings by industry were as follows at:

	September 30, 2026		December 31, 2025
	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Industrial	$15,734	33.5%	$16,541	32.8%
Finance	11,508	24.5	12,736	25.3
Consumer	11,090	23.6	11,743	23.3
Utility	6,083	12.9	6,687	13.3
Communications	2,568	5.5	2,699	5.3
Total	$46,983	100.0%	$50,406	100.0%
Structured Securities
We held $19.8 billion and $20.5 billion of Structured Securities, at estimated fair value, at September 30, 2026 and December 31, 2025, respectively, as presented in the RMBS, CMBS and ABS sections below.
RMBS
Our RMBS holdings are diversified by security type, risk profile and ratings profile, which were as follows at:

	September 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type:
Collateralized mortgage obligations	$4,571	53.2%	$(356)	$4,551	53.3%	$(158)
Pass-through securities	4,020	46.8	(600)	3,981	46.7	(336)
Total RMBS	$8,591	100.0%	$(956)	$8,532	100.0%	$(494)
Risk profile:
Agency	$6,411	74.6%	$(906)	$6,542	76.7%	$(505)
Prime	281	3.3	(22)	232	2.7	(11)
Alt-A	1,637	19.1	(27)	1,461	17.1	14
Sub-prime	262	3.0	(1)	297	3.5	8
Total RMBS	$8,591	100.0%	$(956)	$8,532	100.0%	$(494)
Ratings profile:
Rated Aaa	$1,687	19.6%		$1,425	16.7%
Designated NAIC 1	$8,577	99.8%		$8,509	99.7%
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

CMBS
Our CMBS holdings are diversified by vintage year, which were as follows at:

	September 30, 2026		December 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In millions)
2006 - 2012	$58	$52	$59	$58
2013	13	12	16	14
2014	91	80	113	104
2015	165	145	214	194
2016	144	140	322	315
2017	688	674	696	682
2018	1,538	1,474	1,570	1,535
2019	893	813	899	840
2020	500	438	499	449
2021	191	169	353	331
2022	252	242	365	361
2023	60	57	92	92
2024	345	342	345	349
2025	666	655	543	546
2026	336	329	—	—
Total	$5,940	$5,622	$6,086	$5,870
The estimated fair value of CMBS rated Aaa using rating agency ratings was $4.0 billion, or 70.4% of total CMBS, and designated NAIC 1 was $5.4 billion, or 95.9% of total CMBS, at September 30, 2026. The estimated fair value of CMBS rated Aaa using rating agency ratings was $3.9 billion, or 67.2% of total CMBS, and designated NAIC 1 was $5.6 billion, or 94.8% of total CMBS, at December 31, 2025.
ABS
Our ABS holdings are diversified by both collateral type and issuer. Our ABS holdings by collateral type and ratings profile were as follows at:

	September 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type:
Collateralized obligations	$2,639	47.0%	$(3)	$2,884	47.6%	$(5)
Automobile loans	660	11.8	(6)	757	12.5	8
Consumer loans	444	7.9	(6)	474	7.8	—
Student loans	369	6.6	(12)	424	7.0	(4)
Credit card loans	100	1.8	(2)	207	3.4	1
Other loans	1,400	24.9	(48)	1,313	21.7	(22)
Total	$5,612	100.0%	$(77)	$6,059	100.0%	$(22)
Ratings profile:
Rated Aaa	$3,348	59.7%		$3,857	63.7%
Designated NAIC 1	$5,413	96.5%		$5,843	96.4%
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
Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Information regarding mortgage loans by portfolio segment is summarized as follows at:

	September 30, 2026				December 31, 2025
	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost	Amortized Cost	% of Total	Allowance for Credit Losses	% of Amortized Cost
	(Dollars in millions)
Commercial	$11,699	51.7%	$197	1.7%	$12,323	53.7%	$134	1.1%
Agricultural	4,721	20.9	19	0.4%	4,656	20.3	20	0.4%
Residential	6,195	27.4	38	0.6%	5,976	26.0	46	0.8%
Total	$22,615	100.0%	$254	1.1%	$22,955	100.0%	$200	0.9%
Our mortgage loan portfolio is diversified by both geographic region and property type to reduce the risk of concentration. The percentage of our commercial and agricultural mortgage loan portfolios collateralized by properties located in the U.S. was 99% at both September 30, 2026 and December 31, 2025. The remainder was collateralized by properties located outside of the U.S. At September 30, 2026, the carrying value as a percentage of total commercial and agricultural mortgage loans for the top three states in the U.S. was 17% for California, 12% for Texas and 7% for Florida. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
Our residential mortgage loan portfolio is managed in a similar manner to reduce risk of concentration. All residential mortgage loans were collateralized by properties located in the U.S. at both September 30, 2026 and December 31, 2025. At September 30, 2026, the carrying value as a percentage of total residential mortgage loans for the top three states in the U.S. was 36% for California, 9% for Florida and 6% for New York.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest component of the mortgage loan invested asset class. The diversification across geographic regions and property types of commercial mortgage loans was as follows at:

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Geographic region:
South Atlantic	$2,452	21.0%	$2,530	20.4%
Pacific	2,399	20.5	2,512	20.4
Middle Atlantic	1,714	14.7	1,940	15.7
West South Central	1,627	13.9	1,596	13.0
Mountain	1,122	9.6	1,132	9.2
East North Central	677	5.8	725	5.9
New England	520	4.4	541	4.4
East South Central	345	2.9	362	2.9
West North Central	298	2.5	352	2.9
International	198	1.7	244	2.0
Multi-region and Other	347	3.0	389	3.2
Total recorded investment	11,699	100.0%	12,323	100.0%
Less: allowance for credit losses	197		134
Carrying value, net of allowance for credit losses	$11,502		$12,189
Property type:
Apartment	$4,488	38.4%	$4,646	37.7%
Office	2,484	21.2	2,793	22.7
Industrial	2,384	20.4	2,448	19.9
Retail	1,560	13.3	1,521	12.3
Hotel	783	6.7	915	7.4
Total recorded investment	11,699	100.0%	12,323	100.0%
Less: allowance for credit losses	197		134
Carrying value, net of allowance for credit losses	$11,502		$12,189
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

Loan-to-value ratios and debt-service coverage ratios are common measures in the assessment of the quality of commercial mortgage loans. Loan-to-value ratios are a common measure in the assessment of the quality of agricultural mortgage loans. Loan-to-value ratios compare the amount of the loan to the estimated fair value of the underlying collateral. A loan-to-value ratio greater than 100% indicates that the loan amount is greater than the collateral value. A loan-to-value ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss. The debt-service coverage ratio compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the debt-service coverage ratio, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average loan-to-value ratio was 69% and 67% at September 30, 2026 and December 31, 2025, respectively, and our average debt-service coverage ratio was 2.2x at both September 30, 2026 and December 31, 2025. The debt-service coverage ratio, as well as the values utilized in calculating the ratio, is updated annually on a rolling basis, with a portion of the portfolio updated each quarter. In addition, the loan-to-value ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average loan-to-value ratio was 45% and 46% at September 30, 2026 and December 31, 2025, respectively. The values utilized in calculating the agricultural mortgage loan loan-to-value ratio are developed in connection with the ongoing review of the agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Losses. See Note 7 of the Notes to the Interim Condensed Consolidated Financial Statements for information about how the allowance for credit losses is established and monitored, as well as activity in and balances of the allowance for credit losses for the nine months ended September 30, 2026 and 2025.
Limited Partnerships and Limited Liability Companies
The carrying values of our limited partnerships and limited liability companies (“LLC”) were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Other limited partnerships	$3,999	$4,099
Real estate limited partnerships and LLCs (1)	608	597
Total	$4,607	$4,696
__________________
(1)The estimated fair value of real estate limited partnerships and LLCs was $612 million and $599 million at September 30, 2026 and December 31, 2025, respectively.
Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds. We estimate that the underlying investment of the private equity funds will typically be liquidated over the next 10 to 20 years.
Other Invested Assets
The carrying value of our other invested assets by type was as follows at:

	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,798	90.0%	$6,779	85.5%
Company-owned life insurance	868	7.2	822	10.4
Federal Home Loan Bank stock	227	1.9	217	2.7
Leveraged leases, net of non-recourse debt	60	0.5	60	0.8
Tax credit and renewable energy partnerships	41	0.3	44	0.5
Other	10	0.1	10	0.1
Total	$12,004	100.0%	$7,932	100.0%

Derivatives
Derivative Risks
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market risks. We use a variety of strategies to manage these risks, including the use of derivatives.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•information about the gross notional amount, estimated fair value and primary underlying risk exposure of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2026 and December 31, 2025; and
•the effects of derivatives in cash flow, fair value or non-qualifying hedge relationships on the statements of operations for the nine months ended September 30, 2026 and 2025.
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
Derivatives categorized as Level 3 at September 30, 2026 include: credit default swaps priced using unobservable credit spreads, or that are priced through independent broker quotations; and foreign currency swaps with certain unobservable inputs.
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
The Company does not offset recognized derivative assets and liabilities subject to master netting agreements on the consolidated balance sheets except for derivative instruments executed with the same counterparty but under different credit support annexes. As of September 30, 2026, $2.6 billion of recognized derivative assets were offset by $2.6 billion of recognized derivative liabilities on the consolidated balance sheets.

Credit Derivatives
The gross notional amount and estimated fair value of credit default swaps were as follows at:

	September 30, 2026		December 31, 2025
	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Written	$116	$1	$468	$11
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
Our variable annuity account value and NAR by type of GMxB were as follows at:

	September 30, 2026				December 31, 2025
	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)	Account Value	Death Benefit NAR (1)	Living Benefit NAR (1)	% of Account Value In-the-Money (2)
	(Dollars in millions)
GMIB	$26,918	$3,250	$4,169	33.7%	$29,217	$3,170	$4,086	32.1%
GMIB Max with EDB (3)	6,274	6,645	1,354	57.8%	6,758	6,410	1,103	51.6%
GMIB Max without EDB (3)	3,509	44	444	45.1%	3,812	49	330	37.3%
GMWB	18,152	152	322	11.1%	19,094	140	266	9.0%
GMAB	139	—	—	5.3%	162	—	—	0.3%
GMDB only (other than EDB) (3)	16,814	944	—	N/A	17,112	930	—	N/A
EDB only (3)	3,096	1,309	—	N/A	3,166	1,216	—	N/A
Total	$74,902	$12,344	$6,289		$79,321	$11,915	$5,785
__________________
(1)The “Death Benefit NAR” and “Living Benefit NAR” are not additive at the contract level.
(2)In-the-money is defined as any contract with a living benefit NAR in excess of zero.
(3)Enhanced Death Benefit (“EDB”).

Reserves
Under GAAP, variable annuity guarantees are classified as MRBs, measured at estimated fair value, and are reported in market risk benefit assets and liabilities on the consolidated balance sheets, with changes reported in change in market risk benefits on the consolidated statements of operations, except for changes related to nonperformance risk, which are reported in other comprehensive income on the consolidated statements of comprehensive income (loss). Additionally, the index protection and accumulation features of Shield Annuities are accounted for as embedded derivatives, measured at estimated fair value, and are reported in policyholder account balances on the consolidated balance sheets, with changes reported in net derivative gains (losses) on the consolidated statements of operations. The Shield embedded derivative liabilities were valued at $10.6 billion at September 30, 2026.
Our variable annuity MRBs by type of GMxB were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
GMIB	$5,807	$7,298
GMWB	—	5
GMDB	669	745
Total	$6,476	$8,048
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
We maintain a substantial short-term liquidity position, which was $4.5 billion and $4.3 billion at September 30, 2026 and December 31, 2025, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.
An integral part of our liquidity management includes managing our level of liquid assets, which was $46.1 billion and $50.1 billion at September 30, 2026 and December 31, 2025, respectively. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, funding agreements, derivatives and assets held on deposit or in trust.

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

Rating Agencies
Rating agencies continue to review and adjust our ratings. On November 5, 2026, Fitch placed the long-term issuer credit ratings for BHF and Brighthouse Holdings, LLC (“BH Holdings”) and the financial strength ratings for certain of our insurance subsidiaries on Rating Watch Negative. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” and “Risk Factors — Risks Related to Our Business — A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and materially adversely affect our financial condition and results of operations” included in our 2025 Annual Report for a description of the potential impact of changes to our ratings.
Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital were as follows at:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Sources:
Operating activities, net	$—	$262
Investing activities, net	68	2,047
Changes in policyholder account balances, net	1,480	—
Changes in payables for collateral under securities loaned and other transactions, net	2,670	456
Financing element on certain derivative instruments and other derivative related transactions, net	147	—
Total sources	4,365	2,765
Uses:
Operating activities, net	1,128	—
Changes in policyholder account balances, net	—	636
Long-term debt repaid	3	1
Dividends on preferred stock	77	77
Treasury stock acquired in connection with share repurchases	—	102
Financing element on certain derivative instruments and other derivative related transactions, net	—	371
Other, net	17	17
Total uses	1,225	1,204
Net increase (decrease) in cash and cash equivalents	$3,140	$1,561
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

Farmer Mac Funding Agreements
Brighthouse Life Insurance Company has a secured funding agreement program with the Federal Agricultural Mortgage Corporation and its affiliate Farmer Mac Mortgage Securities Corporation (“Farmer Mac”), pursuant to which the parties may enter into funding agreements in an aggregate amount of up to $750 million. In November 2026, Brighthouse Life Insurance Company amended this program to extend the term from December 1, 2026 to December 1, 2027.
Information regarding funding agreements issued for spread lending purposes is as follows:

	Aggregate Principal Amount Outstanding		Issuances		Repayments
			Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
	(In millions)
FABR Program	$500	$500	$—	$—	$—	$—
FABCP Program	2,030	2,254	9,426	5,911	9,649	6,206
FABN Program	1,500	2,000	—	—	500	550
FHLB Funding Agreements	4,400	4,200	5,225	625	5,025	725
Farmer Mac Funding Agreements	600	500	100	—	—	200
Total	$9,030	$9,454	$14,751	$6,536	$15,174	$7,681
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
Our Revolving Credit Facility contains financial covenants, including requirements to maintain a specified minimum adjusted consolidated net worth, to maintain a ratio of total indebtedness to total capitalization not in excess of a specified percentage and that place limitations on the dollar amount of indebtedness that may be incurred by our subsidiaries, which could restrict our operations and use of funds. At September 30, 2026, we were in compliance with these financial covenants.
Primary Uses of Liquidity and Capital
In addition to the summarized description of liquidity and capital uses discussed in “— Sources and Uses of Liquidity and Capital,” the following additional information is provided regarding our primary uses of liquidity and capital:
Common Stock Repurchases
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations to repurchase BHF common stock, amounts of common stock repurchased pursuant to such authorizations and the amount remaining under such authorizations at September 30, 2026. See also “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” included in our 2025 Annual Report.
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
Pledged Collateral
We enter into derivatives to manage various risks relating to our ongoing business operations. We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2026 and December 31, 2025, we pledged $110 million and $34 million, respectively, of cash collateral to counterparties. At September 30, 2026 and December 31, 2025, we were obligated to return cash collateral pledged to us by counterparties of $4.1 billion and $1.5 billion, respectively. The timing of the return of the derivatives collateral is uncertain. We also pledge collateral from time to time in connection with certain funding agreements.
We receive non-cash collateral from counterparties for derivatives, which cannot be sold unless the counterparty is in default, and which is not recorded on our consolidated balance sheets. The amount of this non-cash collateral at estimated fair value was $3.9 billion and $3.2 billion at September 30, 2026 and December 31, 2025, respectively.
See Note 8 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding pledged collateral.
Securities Lending
We have a securities lending program that aims to enhance the total return on our investment portfolio, whereby securities are loaned to third parties, primarily brokerage firms and commercial banks. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the loaned securities are returned to us. Generally, our securities lending contracts expire within twelve months of issuance. We were liable for cash collateral under our control of $3.3 billion and $3.2 billion at September 30, 2026 and December 31, 2025, respectively.
We receive non-cash collateral for securities lending from counterparties, which cannot be sold or re-pledged (except for securities collateral which may be sold or re-pledged if the counterparty is in default), and which is not recorded on our consolidated balance sheets. There was no non-cash collateral at both September 30, 2026 and December 31, 2025.
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
Short-term Liquidity and Liquid Assets
At September 30, 2026 and December 31, 2025, BHF and certain of its non-insurance subsidiaries had short-term liquidity of $734 million and $763 million, respectively. Short-term liquidity is comprised of cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
At September 30, 2026 and December 31, 2025, BHF and certain of its non-insurance subsidiaries had liquid assets of $972 million and $911 million, respectively, of which $916 million and $868 million, respectively, was held by BHF. Liquid assets are comprised of cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include assets held in trust.
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
In connection with the separation from MetLife, Inc. (together with its subsidiaries and affiliates, “MetLife”), the Company entered into a tax receivables agreement (the “Tax Receivables Agreement”) with MetLife. In connection with the Tax Receivables Agreement, the Company has a payable to MetLife of $328 million at both September 30, 2026 and December 31, 2025 reported in other liabilities, which would be accelerated upon closing of the Merger. See Note 15 of the Notes to the Consolidated Financial Statements included in our 2025 Annual Report for additional information regarding income tax agreements.
In addition to the liquidity and capital sources discussed in “— The Company — Primary Sources of Liquidity and Capital” and “— The Company — Primary Uses of Liquidity and Capital,” the following additional information is provided regarding BHF’s primary sources and uses of liquidity and capital:
Distributions from and Capital Contributions to BH Holdings
During both the nine months ended September 30, 2026 and 2025, BHF did not receive any cash distributions from BH Holdings and did not make any cash capital contributions to BH Holdings.
Short-term Intercompany Loans
BHF, as borrower, has a short-term intercompany loan agreement with certain of its non-insurance subsidiaries, as lenders, for the purposes of facilitating the management of the available cash of the borrower and the lenders on a short-term and consolidated basis. Such intercompany loan agreement allows management to optimize the efficient use of and maximize the yield on cash between BHF and its subsidiary lenders. Each loan entered into under this intercompany loan agreement has a term not more than 364 days and bears interest on the unpaid principal amount at a variable rate, payable monthly. During the nine months ended September 30, 2026 and 2025, BHF borrowed $484 million and $587 million, respectively, from certain of its non-insurance subsidiaries and repaid $297 million and $512 million of such borrowings during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, BHF had total obligations outstanding of $632 million and $445 million, respectively, under such agreements.
Intercompany Liquidity Facilities
BHF has established intercompany liquidity facilities with certain of its insurance and non-insurance subsidiaries to provide short-term liquidity within and across the combined group of companies. Under these facilities, which are comprised of a series of revolving loan agreements among BHF and its participating subsidiaries, each company may lend to or borrow from each other, subject to certain maximum limits for a term of up to 364 days, depending on the agreement. During both the nine months ended September 30, 2026 and 2025, there were no borrowings or repayments by BHF under these facilities and, at both September 30, 2026 and December 31, 2025, BHF had no obligations outstanding under such facilities.

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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2026.
MetLife provides certain services to the Company through services agreements, some of which are on a transitional basis. The Company continues to change business processes, implement systems and establish new third-party arrangements. We consider these in aggregate to be material changes in our internal control over financial reporting.
Other than as noted above, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
We discuss in this report, in our 2025 Annual Report and in our other filings with the SEC, various risks that may materially affect our business. In addition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Note Regarding Forward-Looking Statements” included herein. There have been no material changes to our risk factors from the risk factors previously disclosed in our 2025 Annual Report, other than changes in expectations regarding the anticipated timing of the closing of the Merger, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On November 16, 2023, BHF’s Board of Directors authorized the repurchase of up to $750 million of BHF’s common stock, which does not have an expiration date. Repurchases made under such authorization may be made through open market purchases, including pursuant to Rule 10b5-1 plans or pursuant to accelerated stock repurchase plans, or through privately negotiated transactions, from time to time at management’s discretion in accordance with applicable legal requirements. The Company did not repurchase any shares of its common stock during the third quarter of 2026. In addition, pursuant to the Merger Agreement, we have agreed that during the period beginning the date of the Merger Agreement through the earlier of the closing of the Merger and the termination of the Merger Agreement, we will not, subject to certain exceptions, purchase directly or indirectly any of BHF’s or its subsidiaries’ capital stock or other equity or voting interests of BHF or any of its subsidiaries. At September 30, 2026, BHF had $441 million remaining under its common stock repurchase program. See “Risk Factors — Risks Related to Our Securities — We are not currently permitted to declare and pay dividends on our common stock, and legal restrictions could limit our ability to pay dividends on our capital stock and our ability to repurchase our common stock at the level we wish in the future” included in our 2025 Annual Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital

Resources — The Company — Capital,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Primary Uses of Liquidity and Capital — Common Stock Repurchases” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for more information on common stock repurchases.
Item 5. Other Information
Director and Officer Rule 10b5-1 Plans
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page of Brighthouse Financial, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).
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
Date: November 5, 2026